Form 10-Q
period 1999-06-30
TRANSOCEAN OFFSHORE INC /NEW/
filed 1999-08-11
CIK 1083269

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _____ TO _____.

                         COMMISSION FILE NUMBER 1-7746

                                ---------------

                           TRANSOCEAN OFFSHORE INC.
            (Exact name of registrant as specified in its charter)

                                ---------------

               CAYMAN ISLANDS                        N/A
        (State or other jurisdiction           (I.R.S. Employer
      of incorporation or organization)       Identification No.)


               4 GREENWAY PLAZA
                HOUSTON, TEXAS                       77046
   (Address of principal executive offices)        (Zip Code)


      Registrant's telephone number, including area code:  (713) 232-7500

                                ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 31, 1999, 100,563,304 ordinary shares, par value $.01 per share, of Transocean Offshore Inc. were outstanding.

================================================================================

                           TRANSOCEAN OFFSHORE INC.

                              INDEX TO FORM 10-Q

                          QUARTER ENDED JUNE 30, 1999


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements (Unaudited)

             Condensed Consolidated Statements of Operations
              Three and Six Months Ended June 30, 1999 and 1998.............   2

             Condensed Consolidated Balance Sheets
              June 30, 1999 and December 31, 1998...........................   3

             Condensed Consolidated Statements of Cash Flows
              Six Months Ended June 30, 1999 and 1998.......................   4

             Notes to Condensed Consolidated Financial Statements...........   5

     ITEM 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................  11

     ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.....  24

PART II - OTHER INFORMATION

     ITEM 1. Legal Proceedings..............................................  25

     ITEM 2. Changes in Securities and Use of Proceeds......................  25

     ITEM 4. Submission of Matters to a Vote of Security Holders............  25

     ITEM 6. Exhibits and Reports on Form 8-K...............................  26

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The condensed consolidated financial statements of Transocean Offshore Inc. and consolidated subsidiaries included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. When used herein the term "Company" means Transocean Offshore Inc., a Cayman Islands exempted company limited by shares, its consolidated subsidiaries and its predecessors, unless the context indicates otherwise.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Three Months Ended         Six Months Ended
                                                          June 30,                  June 30,
                                                   -----------------------   -----------------------
                                                      1999         1998         1999         1998
                                                   ----------   ----------   ----------   ----------
                                                         (In thousands, except per share data)

Operating Revenues                                  $235,565     $251,577     $541,924     $509,890
                                                    --------     --------     --------     --------
Costs and Expenses
 Operating and maintenance                           120,236      114,549      266,827      246,497
 Depreciation and amortization                        32,294       28,103       64,295       56,181
 General and administrative                            7,341        7,723       14,010       14,691
                                                    --------     --------     --------     --------
                                                     159,871      150,375      345,132      317,369
                                                    --------     --------     --------     --------
Operating Income                                      75,694      101,202      196,792      192,521
                                                    --------     --------     --------     --------
Other Income (Expense), Net
 Equity in earnings of joint ventures                  3,312        2,557        6,536        4,890
 Interest income                                         698        1,084        1,246        1,952
 Interest expense, net of amounts capitalized           (551)      (5,575)      (2,939)     (12,682)
 Gain on termination of cash flow sharing agreement       --          (96)          --       21,290
 Other, net                                              817         (362)        (770)         853
                                                    --------     --------     --------     --------
                                                       4,276       (2,392)       4,073       16,303
                                                    --------     --------     --------     --------
Income Before Income Taxes                            79,970       98,810      200,865      208,824

Income Taxes                                          23,591       29,149       59,255       61,603
                                                    --------     --------     --------     --------
Net Income                                          $ 56,379     $ 69,661     $141,610     $147,221
                                                    ========     ========     ========     ========
Earnings Per Share
 Basic                                                 $0.56        $0.70     $   1.41     $   1.47
                                                    ========     ========     ========     ========
 Diluted                                               $0.56        $0.69     $   1.41     $   1.46
                                                    ========     ========     ========     ========
Weighted Average Shares Outstanding
 Basic                                               100,359      100,082      100,344       99,879
                                                    --------     --------     --------     --------
 Diluted                                             100,818      101,006      100,786      100,854
                                                    --------     --------     --------     --------
Dividends Paid Per Share                            $   0.03     $   0.03     $   0.06     $   0.06
                                                    ========     ========     ========     ========

                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                  June 30,     December 31,
                                                                    1999          1998
                                                                -----------    ------------
                                                           (In thousands, except share data)
                                     ASSETS
Cash and Cash Equivalents                                        $   55,384      $   69,453
Accounts Receivable                                                 177,572         217,494
Deferred Income Taxes                                                11,255              --
Materials and Supplies                                               35,219          33,928
Prepayments                                                           5,946           9,596
Costs Incurred on Drilling Services Projects in Progress                 --          31,161
                                                                 ----------      ----------
 Total Current Assets                                               285,376         361,632
                                                                 ----------      ----------
Property and Equipment                                            2,908,285       2,659,020
Less Accumulated Depreciation                                       584,198         530,949
                                                                 ----------      ----------
 Property and Equipment, net                                      2,324,087       2,128,071
                                                                 ----------      ----------
Goodwill, net                                                       666,280         675,243
Investments in and Advances to Joint Ventures                        35,818          55,544
Other Assets                                                         21,035          30,453
                                                                 ----------      ----------
 Total Assets                                                    $3,332,596      $3,250,943
                                                                 ==========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable                                                 $   44,269      $   40,939
Accrued Income Taxes                                                120,907          58,711
Current Portion of Long-Term Debt                                    27,868          18,672
Deferred Income Taxes                                                    --           1,420
Other Current Liabilities                                            60,012          72,679
                                                                 ----------      ----------
 Total Current Liabilities                                          253,056         192,421
                                                                 ----------      ----------
Long-Term Debt                                                      701,471         813,953
Deferred Income Taxes                                               234,415         229,979
Other Long-Term Liabilities                                          29,709          35,947
                                                                 ----------      ----------
 Total Long-Term Liabilities                                        965,595       1,079,879
                                                                 ----------      ----------
Preference Shares, $0.10 par value; 50,000,000 shares
 authorized, none issued and outstanding                                 --              --
Ordinary Shares, $0.01 par value; 150,000,000 shares authorized,
 100,563,304 shares issued and outstanding at June 30, 1999, and 104,335,127 shares issued, including shares in treasury,
 and 100,551,127 shares outstanding at December 31, 1998              1,043           1,043
Less Ordinary Shares in Treasury, at cost;
 3,784,000 shares at December 31, 1998                                   --        (144,297)
Additional Paid-in Capital                                        1,390,623       1,535,201
Retained Earnings                                                   722,279         586,696
                                                                 ----------      ----------
 Total Shareholders' Equity                                       2,113,945       1,978,643
                                                                 ----------      ----------
 Total Liabilities and Shareholders' Equity                      $3,332,596      $3,250,943
                                                                 ==========      ==========

                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Six Months Ended
                                                                      June 30,
                                                               -----------------------
                                                                  1999         1998
                                                               ----------   ----------
                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                    $ 141,610    $ 147,221
 Adjustments to reconcile net income to
  net cash provided by operating activities
   Depreciation and amortization                                  64,295       56,181
   Deferred income taxes                                          (8,238)      21,029
   Equity in earnings of joint ventures                           (6,536)      (4,890)
   Gain on disposal of assets                                        (21)      (3,735)
   Deferred income, net                                           (4,432)      (4,901)
   Deferred expenses, net                                          3,859        3,096
   Other, net                                                      6,160        6,964
   Changes in operating assets and liabilities
    Accounts receivable                                           38,046      (33,111)
    Accounts payable                                               3,911      (13,548)
    Income taxes receivable/payable, net                          62,196       13,000
    Other current assets                                          32,837       (1,191)
    Other current liabilities                                    (13,278)      (9,755)
                                                               ---------    ---------
Net Cash Provided by Operating Activities                        320,409      176,360
                                                               ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                           (252,556)    (241,736)
 Proceeds from disposal of assets, net                             1,912        6,440
 Joint ventures and other investments                             26,254        3,394
                                                               ---------    ---------
Net Cash Used in Investing Activities                           (224,390)    (231,902)
                                                               ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowings (repayments) on revolving credit facility       (100,900)      45,200
 Dividends paid                                                   (6,028)      (6,015)
 Repayment of notes payable                                       (2,307)      (2,308)
 Proceeds from issuance of ordinary shares under
  stock-based compensation plans                                     772        6,661
 Other, net                                                       (1,625)        (479)
                                                               ---------    ---------
Net Cash Provided by (Used in) Financing Activities             (110,088)      43,059
                                                               ---------    ---------
Net Decrease in Cash and Cash Equivalents                        (14,069)     (12,483)
                                                               ---------    ---------
Cash and Cash Equivalents at Beginning of Period                  69,453       54,225
                                                               ---------    ---------
Cash and Cash Equivalents at End of Period                     $  55,384    $  41,742
                                                               =========    =========

                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - GENERAL

BASIS OF CONSOLIDATION - The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by generally accepted accounting principles for complete financial statements. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. In connection with the preparation of these financial statements, management was required to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, expenses and disclosure of contingent liabilities. Actual results could differ from such estimates. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

SUPPLEMENTARY CASH FLOW INFORMATION - Cash payments for interest and income taxes, net were $26.7 million and $5.3 million, respectively, for the six months ended June 30, 1999 and $27.7 million and $28.7 million, respectively, for the six months ended June 30, 1998. Non-cash financing activities for the six months ended June 30, 1999 included $144.3 million for the cancellation of treasury shares (see Note 6). This has been reflected in the condensed consolidated balance sheets as a decrease in Additional Paid-In Capital.

GOODWILL - Goodwill is amortized on a straight-line basis over 40 years (the period when benefits are expected to be derived). Accumulated amortization as of June 30, 1999 and December 31, 1998 totaled $51.7 million and $42.7 million, respectively.

CAPITALIZED INTEREST - Interest costs for the construction and upgrade of qualifying assets are capitalized. The Company capitalized interest costs on construction work in progress of $11.6 million and $21.3 million for the three and six months ended June 30, 1999 and $8.4 million and $15.0 million in the corresponding periods of 1998.

RECLASSIFICATIONS - Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.

INTERIM FINANCIAL INFORMATION - The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified.

NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB 133 to delay the required effective date for adoption of SFAS 133 to fiscal years beginning after June 15, 2000. Because of the Company's limited use of derivatives to manage its exposure to fluctuations in foreign exchange rates and interest rates, management does not anticipate that the adoption of the new statement will have a material

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

effect on the results of operations or the financial position of the Company. The Company will adopt SFAS No. 133 as of January 1, 2001.

NOTE 2 - UPGRADE AND EXPANSION OF DRILLING FLEET

The Company's investments in its existing fleet and previously announced fleet additions continue to require significant capital expenditures. Capital expenditures totaled $252.6 million during the six months ended June 30, 1999.

The following table summarizes actual and projected expenditures (including capitalized interest) for the Company's major construction projects.

                                                   Discoverer     Discoverer      Discoverer
(Expenditures in millions)                         Enterprise       Spirit        Deep Seas
                                                   ----------   --------------   ------------
Cumulative at December 31, 1998                      $    302            $124        $    106
Actual for the six months ended June 30, 1999              87              83              49
                                                     --------            ----    ------------
Cumulative at June 30, 1999                               389             207             155
Projected through completion                               40             140             190
                                                     --------            ----    ------------
 Projected Total Costs                               $    429            $347        $    345
                                                     ========            ====    ============

NOTE 3 - DEBT

Debt is comprised of the following:

                                                     June 30,            December 31,
                                                       1999                  1998
                                                    ----------           ------------
                                                             (In thousands)
  Revolving Credit Facility                          $219,100                $320,000
  Project Financing Agreement                         186,990                 186,990
  8.00% Debentures, net of discount                   199,256                 199,243
  7.45% Notes                                         100,000                 100,000
  6.90% Notes Payable                                  23,077                  25,384
  Other                                                   916                   1,008
                                                     --------            ------------
   Total Debt                                         729,339                 832,625
  Less Current Maturities                              27,868                  18,672
                                                     --------            ------------
   Total Long-Term Debt                              $701,471                $813,953
                                                     ========            ============

Project Financing Agreement - In connection with the construction of the Discoverer Enterprise and the completed upgrade of the Transocean Amirante, the Company's wholly owned subsidiary, Transocean Enterprise Inc., entered into a project financing agreement effective December 27, 1996 with a group of banks led by ABN AMRO Bank, N.V., as agent (the "Project Financing Agreement"). Approximately $323 million is available in two tranches for drawdowns during the construction period. The first tranche of approximately $62.9 million is to be repaid upon completion of construction and acceptance of the two rigs by Amoco Production Company ("Amoco"). It bears an interest rate of LIBOR plus 0.35 percent. The Company expects to lend Transocean Enterprise Inc. the necessary funds to repay the $62.9 million through

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

borrowings under the Revolving Credit Facility; accordingly, the $62.9 million due in 1999 was not classified as current because it is the intent of management to refinance such amount on a long-term basis. The second tranche of approximately $259.9 million (of which $124.1 million in borrowings were outstanding as of June 30, 1999) bears an interest rate of LIBOR plus 0.85 percent during the construction period and is convertible to term financing upon completion of construction and acceptance of the two rigs by Amoco. The term financing, which is to be paid out of cash flows from the two rigs, matures over a period of five years. Amoco has contracted the Transocean Amirante for a period of up to five years and the Discoverer Enterprise for a period of five years following their respective acceptance dates. The Company expects the term financing to consist of borrowings under a lease securitization facility provided by the agent at a floating interest rate (which has been converted to a fixed rate by the interest rate swap transactions described below) plus a margin of 0.36 percent for amounts fully amortized by cash flows from the Amoco contracts and a margin of 0.62 percent for the remaining amounts, if any.

The Project Financing Agreement originally required acceptance of the two drilling units by Amoco, repayment of the first tranche and conversion of the second tranche to term financing no later than December 31, 1998. Although the Transocean Amirante was accepted by Amoco and commenced operations in July 1997, the Discoverer Enterprise is not expected to be completed until the third quarter of 1999 due to construction delays. As a result, during December 1998, Transocean Enterprise Inc. amended the Project Financing Agreement to extend the outside date for acceptance of the Discoverer Enterprise, repayment of the first tranche and conversion of the second tranche to term financing from December 31, 1998 to August 31, 1999. The Company expects that the Project Financing Agreement will be further amended to extend such outside date to October 31, 1999.

During June 1999, Transocean Enterprise Inc. amended the terms of its interest rate swap transactions, which effectively lock in a fixed interest rate for the term financing under the Project Financing Agreement, to adjust the payment schedule for the anticipated construction delays. In connection with the amendment, the fixed rate Transocean Enterprise Inc. will pay increased from an average of 6.583 percent to 6.7025 percent. The net unrealized loss on the interest rate swaps was approximately $4.5 million as of June 30, 1999.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 4 - EARNINGS PER SHARE

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows:

                                                      Three Months Ended      Six Months Ended
                                                            June 30,              June 30,
                                                      -------------------    ------------------
                                                        1999       1998       1999       1998
                                                      --------   --------   --------   --------
                                                         (In thousands, except per share data)
Net Income for basic
 and diluted earnings per share                       $ 56,379   $ 69,661    $141,610    $147,221
                                                      ========   ========    ========    ========
Weighted-average shares
 for basic earnings per share                          100,359    100,082     100,344      99,879
Effect of dilutive securities
 Employee stock options and unvested stock grants          459        924         442         975
                                                      --------   --------    --------    --------
Adjusted weighted-average shares and assumed
 conversions for diluted earnings per share            100,818    101,006     100,786     100,854
                                                      ========   ========    ========    ========
Basic earnings per share                              $   0.56   $   0.70    $   1.41    $   1.47
                                                      ========   ========    ========    ========
Diluted earnings per share                            $   0.56   $   0.69    $   1.41    $   1.46
                                                      ========   ========    ========    ========

NOTE 5 - SEGMENTS

The Company has two reportable segments: Mobile Units and Drilling Services. The Mobile Units segment primarily operates drilling rigs for customers, principally at a contractually determined price per day (dayrate). Drilling Services primarily involves providing personnel and equipment other than rigs for oil and gas exploration and production on either a dayrate or fixed price basis. For both segments, performance is evaluated based on operating income before general and administrative expenses.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                       Three Months Ended          Six Months Ended
                                                             June 30,                 June 30,
                                                      ---------------------      ----------------------
                                                         1999        1998          1999         1998
                                                      ---------   ---------      ---------   ----------
                                                                          (In thousands)
OPERATING REVENUES
Mobile Units
 U.S. Gulf of Mexico                                  $ 91,021    $   64,801     $187,075      $136,256
 Europe                                                 92,993       112,628      206,771       223,107
 Other Western Hemisphere                               32,941        40,169       66,216        66,093
 Other Eastern Hemisphere                                4,888        16,026       12,649        31,266
                                                      --------      --------     --------      --------
Total Mobile Units                                     221,843       233,624      472,711       456,722
                                                      --------      --------     --------      --------
Drilling Services                                       13,722        17,953       69,213        53,168
                                                      --------      --------     --------      --------
TOTAL OPERATING REVENUES                              $235,565      $251,577     $541,924      $509,890
                                                      ========      ========     ========      ========
OPERATING INCOME (LOSS) (A)
Mobile Units
 U.S. Gulf of Mexico                                  $ 56,078      $ 38,499     $117,074      $ 79,843
 Europe                                                  7,205        39,081       47,902        76,148
 Other Western Hemisphere                               21,838        21,875       42,410        37,961
 Other Eastern Hemisphere                                (410)        10,085        1,411        15,746
 Other (b)                                              (3,511)       (3,600)      (7,534)       (5,051)
                                                      --------      --------     --------      --------
Total Mobile Units                                      81,200       105,940      201,263       204,647
                                                      --------      --------     --------      --------
Drilling Services                                        2,211         3,308       10,293         3,203
                                                      --------      --------     --------      --------
Total Operating Income for
 Reportable Segments                                    83,411       109,248      211,556       207,850
Corporate Expenses                                      (7,717)       (8,046)     (14,764)      (15,329)
                                                      --------      --------     --------      --------
TOTAL OPERATING INCOME                                  75,694       101,202      196,792       192,521
                                                      --------      --------     --------      --------
 Equity in earnings of joint ventures                    3,312         2,557        6,536         4,890
 Interest income                                           698         1,084        1,246         1,952
 Interest expense, net of amounts
  capitalized                                             (551)       (5,575)      (2,939)      (12,682)
 Gain on termination of cash flow sharing agreement         --           (96)          --        21,290
 Other, net                                                817          (362)        (770)          853
                                                      --------      --------     --------      --------
OTHER INCOME (EXPENSE), NET                              4,276        (2,392)       4,073        16,303
                                                      --------      --------     --------      --------
INCOME BEFORE INCOME TAXES                            $ 79,970      $ 98,810     $200,865      $208,824
                                                      ========      ========     ========      ========

(a)  After depreciation and amortization expense.
(b) Other includes operations and engineering overhead expenses not allocated to geographic areas of operations.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 6 - CORPORATE REORGANIZATION

Effective May 14, 1999, the Company completed a corporate reorganization that resulted in it becoming a Cayman Islands corporation rather than a Delaware corporation ("Transocean-Delaware"), which had no material effect on the condensed consolidated financial statements of the Company. In the reorganization, each share of Transocean-Delaware's common stock was converted into one ordinary share of the Company and all treasury shares were cancelled.

NOTE 7 - PROPOSED BUSINESS COMBINATION

On July 12, 1999, the Company announced the signing of a definitive merger agreement (the "Merger Agreement") among the Company, Sedco Forex Merger Subsidiary, Ltd., a wholly owned subsidiary of the Company ("Merger Sub"), Schlumberger Limited ("Schlumberger") and Sedco Forex Holdings Limited, a wholly owned subsidiary of Schlumberger ("Sedco Forex"). On the same date, Schlumberger and Sedco Forex separately entered into a definitive distribution agreement (the "Distribution Agreement"). Pursuant to the Merger Agreement and the Distribution Agreement, Sedco Forex, which constitutes or will constitute a substantial portion of the offshore contract drilling business of Schlumberger, will be spun off to the stockholders of Schlumberger (the "Distribution"), and promptly merged with and into Merger Sub (the "Merger"), thereby becoming a wholly-owned subsidiary of the Company. The Schlumberger stockholders will receive shares of the Company in exchange for their shares of Sedco Forex in the Merger. The Distribution and the Merger are expected to be free of U.S. federal income taxes.

Following the Distribution and the Merger, Schlumberger stockholders will own 52 percent of the diluted shares in the combined company, which will be renamed "Transocean Sedco Forex Inc." The diluted ratio of ownership in the share capital of the resulting company is fixed by the Merger Agreement and not subject to adjustment. Based on the outstanding diluted share count of the Company on June 30, 1999 (approximately 101 million shares), Schlumberger stockholders would receive approximately 109 million shares in the combined company. Using the Schlumberger shares outstanding on June 30, 1999, Schlumberger stockholders would receive approximately one newly issued Transocean Sedco Forex share for every five Schlumberger shares held. The 109 million shares to be issued in the Merger would be valued at approximately $3.2 billion using the average of the closing prices of the Company's ordinary shares over the seven-day period commencing three days before July 12, 1999, the date on which the Merger was announced. The Merger will be accounted for as a purchase, with Sedco Forex as the accounting acquiror.

At the effective time of the Merger, Sedco Forex will have approximately $435 million in debt, subject to adjustment based on agreed levels of working capital and capital expenditures, among other matters. Transocean Sedco Forex will be required to refinance all or a substantial portion of this amount immediately following the Merger.

The transactions described above have been approved, as appropriate, by the board of directors of each of the Company and Schlumberger and are expected to close by December 31, 1999, subject to the approval of the shareholders of both companies, various regulatory approvals, registration of the shares to be issued in the Merger with the Securities and Exchange Commission, and other customary closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in connection with the information contained in the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. When used herein the term "Company" means Transocean Offshore Inc., a Cayman Islands exempted company limited by shares, its consolidated subsidiaries and its predecessors, unless the context indicates otherwise.

OVERVIEW

Transocean Offshore Inc. is a leading international provider of deepwater and harsh-environment contract drilling services for oil and gas wells. The Company currently owns, has ownership interests in or operates 29 mobile offshore drilling rigs. Transocean's fleet consists of seven fourth-generation semisubmersibles, thirteen second- and third-generation semisubmersibles, three drillships, including the Discoverer Enterprise which is currently undergoing sea trials, and six jackup rigs. The Company also has under construction two additional Discoverer Enterprise-class drillships, to be named Discoverer Spirit and Discoverer Deep Seas. The Company contracts these drilling rigs, related equipment and work crews primarily on a dayrate basis to drill offshore wells. The Company also provides additional drilling services, including international turnkey drilling, coiled tubing drilling and integrated drilling services to customers worldwide.

OPERATING RESULTS

Comparative data relating to the Company's operating revenues and operating income by segment and geographic area follows. In the table and related discussion below, the "Mobile Units" segment primarily consists of the results of operations for drilling rigs operated for customers, primarily at a contractually determined price per day (dayrate). The "Drilling Services" segment primarily includes results from providing personnel and equipment other than rigs for oil and gas exploration and production on either a dayrate or fixed price basis.

                                                              Three Months Ended          Six Months Ended
                                                                    June 30,                  June 30,
                                                           ------------------------   ------------------------
                                                              1999         1998          1999         1998
                                                           ----------   -----------   ----------   -----------
                                                                               (In thousands)
OPERATING REVENUES
Mobile Units
 U.S. Gulf of Mexico                                        $ 91,021      $ 64,801     $187,075      $136,256
 Europe                                                       92,993       112,628      206,771       223,107
 Other Western Hemisphere                                     32,941        40,169       66,216        66,093
 Other Eastern Hemisphere                                      4,888        16,026       12,649        31,266
                                                            --------      --------     --------      --------
Total Mobile Units                                           221,843       233,624      472,711       456,722
                                                            --------      --------     --------      --------
Drilling Services                                             13,722        17,953       69,213        53,168
                                                            --------      --------     --------      --------
TOTAL OPERATING REVENUES                                    $235,565      $251,577     $541,924      $509,890
                                                            ========      ========     ========      ========
OPERATING INCOME (LOSS) (a)
Mobile Units
 U.S. Gulf of Mexico                                        $ 56,078      $ 38,499     $117,074      $ 79,843
 Europe                                                        7,205        39,081       47,902        76,148
 Other Western Hemisphere                                     21,838        21,875       42,410        37,961
 Other Eastern Hemisphere                                       (410)       10,085        1,411        15,746
 Other (b)                                                    (3,511)       (3,600)      (7,534)       (5,051)
                                                            --------      --------     --------      --------
Total Mobile Units                                            81,200       105,940      201,263       204,647
                                                            --------      --------     --------      --------
Drilling Services                                              2,211         3,308       10,293         3,203
                                                            --------      --------     --------      --------
Total Operating Income for
 Reportable Segments                                          83,411       109,248      211,556       207,850
Corporate Expenses                                            (7,717)       (8,046)     (14,764)      (15,329)
                                                            --------      --------     --------      --------
TOTAL OPERATING INCOME                                        75,694       101,202      196,792       192,521
                                                            --------      --------     --------      --------
 Equity in earnings of joint ventures                          3,312         2,557        6,536         4,890
 Interest income                                                 698         1,084        1,246         1,952
 Interest expense, net of amounts
  capitalized                                                   (551)       (5,575)      (2,939)      (12,682)
 Gain on termination of cash flow sharing agreement               --           (96)          --        21,290
 Other, net                                                      817          (362)        (770)          853
                                                            --------      --------     --------      --------
OTHER INCOME (EXPENSE), NET                                    4,276        (2,392)       4,073        16,303
                                                            --------      --------     --------      --------
INCOME BEFORE INCOME TAXES                                  $ 79,970      $ 98,810     $200,865      $208,824
                                                            ========      ========     ========      ========

(a)  After depreciation and amortization expense.
(b) Other includes operations and engineering overhead expenses not allocated to geographic areas of operations.

QUARTER ENDED JUNE 30, 1999, COMPARED TO QUARTER ENDED JUNE 30, 1998

Net income for the three months ended June 30, 1999 was $56.4 million or $0.56 per share, diluted, compared to $69.7 million or $0.69 per share, diluted, for the three months ended June 30, 1998, a decrease of $13.3 million or $0.13 per share, diluted. The decrease for 1999 as compared to 1998 resulted primarily from decreases in rig utilization, caused by depressed exploration and production spending levels, higher operating and maintenance costs and higher depreciation expense, partially offset by higher other income.

Revenues were $235.6 million for the three months ended June 30, 1999, compared to $251.6 million for the three months ended June 30, 1998, a decrease of $16.0 million or 6.4 percent. Operating income was $75.7 million for the three months ended June 30, 1999 compared to $101.2 million for the three months ended June 30, 1998, a decrease of $25.5 million or 25.2 percent. The decrease in revenues for the three months ended June 30, 1999 resulted primarily from decreased utilization from the three months ended June 30, 1998, while the decrease in operating income resulted primarily from decreased utilization, higher operating and maintenance costs and higher depreciation expense.

Revenues and operating income from Mobile Units decreased for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. Fleetwide rig utilization decreased to 81 percent for the three months ended June 30, 1999 from 98 percent for the three months ended June 30, 1998, reflecting the fact that six rigs were idle for all or part of the second quarter of 1999. The average dayrate for the Company's semisubmersible drilling rigs and drillships was approximately $128,100 for the three months ended June 30, 1999, compared to approximately $116,900 for the three months ended June 30, 1998, an increase of
9.6 percent. This increase slightly offsets the effect of decreased utilization. The average dayrate for the Company's jackup rigs decreased 47 percent as compared to the prior year quarter.

In the U.S. Gulf of Mexico, the increase in revenues and operating income resulted from higher average dayrates earned for the three months ended June 30, 1999, as well as from the results of one rig working in the region that had been in the shipyard undergoing a conversion in the three months ended June 30, 1998. In Europe, the decreases in revenues and operating income resulted from decreased utilization due to three rigs, which worked the entire three months ended June 30, 1998, being idle for all or part of the three months ended June 30, 1999, as well as higher downtime and maintenance expenses on one rig that underwent a scheduled survey during the 1999 period. In Other Western Hemisphere, the decrease in revenues and operating income resulted from one rig working in the U.S. Gulf of Mexico during the three months ended June 30, 1999 that had worked in the region a portion of the three months ended June 30, 1998, and from one semisubmersible moving to the U.S. Gulf of Mexico that had worked in the region the entire three months ended June 30, 1998. These negative variances are partially offset by an increase in the average dayrates during the three months ended June 30, 1999. In Other Eastern Hemisphere, the significant decrease in revenues and operating income resulted from lower average dayrates and utilization. Two jackup rigs that had worked the entire three months ended June 30, 1998 were idle the entire three months ended June 30, 1999.

Revenues and operating income from Drilling Services decreased for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. This decrease is primarily the result of lower daywork activity relating to the turnkey drilling project in Mexico, which was completed in the three months ended June 30, 1999, a lower level of activity in Europe and no drilling services activity in India during the 1999 period.

Depreciation and amortization expense increased by $4.2 million for the three months ended June 30, 1999 over the three months ended June 30, 1998. The increase was due primarily to additional depreciation resulting from the capitalization of property and equipment associated with the Company's completed major upgrade and construction projects.

Other income, net increased to $4.3 million for the three months ended June 30, 1999 compared to Other expense, net of $2.4 million for the three months ended June 30, 1998. Net interest expense decreased for the three months ended June 30, 1999 due primarily to the increased capitalization of interest on the Company's construction projects.

Income tax expense decreased by $5.6 million due primarily to lower pre-tax earnings for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. The Company's effective tax rate remained the same for the three months ended June 30, 1999 compared to the three months ended June 30, 1998, and was lower than the U.S. Statutory rate due primarily to the permanent reinvestment of earnings of certain foreign operations.

SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Net income for the six months ended June 30, 1999 was $141.6 million or $1.41 per share, diluted, compared to $147.2 million or $1.46 per share, diluted, for the six months ended June 30, 1998, a decrease of $5.6 million or $0.05 per share, diluted. The decrease for the six months ended June 30, 1999 resulted primarily from a decrease in rig utilization caused by depressed exploration and production spending levels, higher operating and maintenance costs and higher depreciation expense, partially offset by an increase in average dayrates and lower net interest expense. In the six months ended June 30, 1998, the Company recognized a one-time $21.3 million pre-tax gain ($13.8 million after tax or $0.14 per share, diluted) on the termination of a cash flow sharing agreement with Global Marine Inc. ("Global Marine").

Revenues were $541.9 million for the six months ended June 30, 1999, compared to $509.9 million for the six months ended June 30, 1998, an increase of $32.0 million or 6.3 percent. Operating income was $196.8 million for the six months ended June 30, 1999 compared to $192.5 million for the six months ended June 30, 1998, an increase of $4.3 million or 2.2 percent. The increase in revenues and operating income for the six months ended June 30, 1999 resulted primarily from higher revenues and operating income from the turnkey drilling services operations in Mexico, which were completed in the second quarter of 1999, and increased dayrates from the six months ended June 30, 1998.

Revenues from Mobile Units increased while operating income decreased for the six months ended June 30, 1999, compared to the six months ended June 30, 1998. The average dayrate for the Company's semisubmersible drilling rigs and drillships was approximately $130,200 for the six months ended June 30, 1999, compared to approximately $114,700 for the six months ended June 30, 1998, an increase of 13.5 percent. One rig worked in the six months ended June 30, 1999 that had been in the shipyard undergoing a conversion during the prior year period. Partially offsetting these increases, the Company's fleetwide rig utilization decreased to 85 percent for the six months ended June 30, 1999 from 98 percent for the six months ended June 30, 1998.

In the U.S. Gulf of Mexico, the significant increase in revenues and operating income for the six months ended June 30, 1999, resulted primarily from including the results of one additional rig that was in the shipyard undergoing a conversion during the six months ended June 30, 1998 and the results of another rig for the entire six months ended June 30, 1999, compared to a portion for the six months ended June 30, 1998. In Europe, decreases in revenues and operating income resulted from decreased utilization due to three rigs being idle all or a portion of the six months ended June 30, 1999, as well as higher downtime and maintenance expenses on one rig that underwent a survey in the six months ended June 30, 1999. These rigs worked the entire six months ended June 30, 1998. In Other Western Hemisphere, the increase in revenues resulted primarily from higher average dayrates, while the increase in operating income resulted primarily from lower operating and maintenance expenses due partially to the fact that one semisubmersible that had worked in the region during the six months ended June 30, 1998 was working in the U.S. Gulf of Mexico during the six months ended June 30, 1999. In Other Eastern Hemisphere, the significant decrease in revenues and operating income resulted from lower average dayrates and utilization. Two rigs that had worked the entire six months ended June 30, 1998 were idle for all or a portion of the six months ended June 30, 1999.

Revenues and operating income from Drilling Services increased for the six months ended June 30, 1999, compared to the six months ended June 30, 1998. This increase primarily reflects higher revenues and operating income from turnkey and subsequent daywork operations associated with the turnkey drilling project in Mexico.

Depreciation and amortization expense increased by $8.1 million for the six months ended June 30, 1999, compared to the six months ended June 30, 1998. The increase was due primarily to additional depreciation resulting from the capitalization of property and equipment associated with the Company's completed major upgrade and construction projects.

Other income, net decreased to $4.1 million for the six months ended June 30, 1999, compared to Other income, net of $16.3 million for the six months ended June 30, 1998. Net interest expense decreased significantly for the six months ended June 30, 1999, compared to the six months ended June 30, 1998 primarily due to the increased capitalization of interest on the Company's construction projects. In addition, the six months ended June 30, 1998 include a $21.3 million pre-tax gain on the termination of a cash flow sharing agreement with Global Marine.

Income tax expense decreased by $2.3 million due primarily to lower pre-tax earnings for the six months ended June 30, 1999, compared to the six months ended June 30, 1998. The Company's effective tax rate remained the same for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 and was lower than the U.S. Statutory rate due primarily to the permanent reinvestment of earnings of certain foreign operations.

MARKET OUTLOOK

Rig utilization for the second quarter 1999 averaged 81 percent (versus 90 percent, first quarter 1999) fleetwide and 87 percent (versus 93 percent, first quarter 1999) for the Company's 20 fully owned and active floating drilling units. The decrease in fleetwide utilization was primarily due to three additional rigs, the Transocean John Shaw, the Transocean 97 and the Shelf Explorer, becoming idle upon the expiration of existing contracts in the second quarter, and to the Polar Pioneer being in the shipyard for 37 days for a scheduled survey. Average dayrates during the second quarter of 1999 declined to $111,500 (versus $117,500, first quarter 1999) fleetwide and $128,100 (versus $132,100, first quarter 1999) for the Company's floaters, due primarily to the Transocean Richardson, the Transocean 96 and the Transocean Nordic commencing new lower-rate contracts during the second quarter. As of June 30, 1999, the Company had 69% of its fleet days committed for the remainder of 1999 (including the Discoverer Enterprise, which is expected to be placed in service during the third quarter of 1999) and 44% for the year 2000.

Reduced exploration and development activity, resulting from the sustained period of low oil prices from late 1997 through early 1999 and industry consolidation over the same time period, continued in the second quarter despite the upturn in prices since February 1999. Rig availability has also increased as a result of expiring contracts and construction by drilling contractors of new rigs that are capable of competing with the Company's deepwater and harsh-environment rigs. This decline in exploration and development activity and increased rig availability has created a highly competitive market for contract drilling services, with corresponding reductions in utilization and dayrates for all classes of offshore rigs.

Oil prices have continued to rally from lows experienced in 1998 and have recently reached prices in excess of $20 per barrel, a level not seen since early 1997. This increase suggests that there could be an improving long-term fundamental outlook for the offshore drilling business. The Company has recently experienced an increase in customer inquiries in all of its principal market areas, but this has not yet led to increases in dayrates or rig utilization. It is expected that in the near term, customers will continue a cautious approach to exploration and development spending until these commodity price gains prove to be sustainable.

The Company's efforts to secure contracts for its drilling units becoming available due to contract expirations have been and will continue to be adversely affected by continuing market weakness. Some units have been contracted at lower rates in order to secure work and others have been stacked. As of July 31, 1999, three of the Company's jackups and three semisubmersibles were stacked. However, the Company has been successful in securing a 30-month contract for the Discoverer Seven Seas, announced in June 1999, and shorter-term work for three other rigs coming off contract and for two stacked rigs, the Transocean John Shaw and the Shelf Explorer. In addition to the loss of revenues associated with stacking rigs, the Company has incurred and may incur additional expenses associated with severance and related payments to rig operating personnel made redundant as a result of idled rigs.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH

Cash flows provided by operations were $320.4 million for the six months ended June 30, 1999, compared to $176.4 million for the six months ended June 30, 1998, an increase of $144.0 million. The increase in cash provided by operations was primarily due to increases provided by net working capital components, partially offset by lower cash flows from net income in the 1999 period over the 1998 period.

Cash flows used in investing activities in the first six months of 1999 were $224.4 million, compared to $231.9 million in the first six months of 1998. The Company received $26.3 million of capital distributions in respect of an equity investment in the first six months of 1999 compared to $3.3 million received in the first six months of 1998. Partially offsetting these distributions received, capital expenditures increased by $10.8 million in the first six months of 1999 as compared to the first six months of 1998.

Cash flows used in financing activities were $110.1 million in the first six months of 1999, compared to cash flows provided by financing activities of $43.1 million in the first six months of 1998. The increase in cash used in financing activities was primarily due to net repayments on the revolving line of credit during the first six months of 1999 compared to net borrowings during the first six months of 1998.

CAPITAL EXPENDITURES

The Company's investments in its existing fleet and previously announced fleet additions continue to require significant capital expenditures. Capital expenditures totaled $253 million during the six months ending June 30, 1999 and are expected to be approximately $310 million during the remainder of the year, including amounts that will be spent on the construction of the deepwater drillships Discoverer Enterprise, Discoverer Spirit and Discoverer Deep Seas.

The following table summarizes actual and projected expenditures (including capitalized interest) for the Company's major construction projects.

                                                       Discoverer   Discoverer   Discoverer
(Expenditures in millions)                             Enterprise     Spirit     Deep Seas
--------------------------                             ----------   ----------   ----------

Cumulative at December 31, 1998                              $302         $124         $106
Actual for the six months ended
  June 30, 1999                                                87           83           49
                                                             ----         ----         ----
Cumulative at June 30, 1999                                   389          207          155
Projected--July 1, 1999 through December 31, 1999              40          120          115
Projected--2000                                                --           20           75
                                                             ----         ----         ----
Projected Total Costs                                        $429         $347         $345
                                                             ====         ====         ====

The amounts shown for the Discoverer Enterprise include certain costs not expected to be incurred in connection with the construction of the Discoverer Spirit and Discoverer Deep Seas, including: engineering design costs that will not be repeated because the Discoverer Spirit and Discoverer Deep Seas are the same design as the Discoverer Enterprise; lifting and other construction costs that will be contracted on a lump sum rather than a time and materials basis; incremental capitalized interest and administrative costs attributable to project delays, some of which were due to weather and other factors beyond the control of the Company; and costs and delays associated with commissioning and testing several items of drilling equipment that are based on new designs or technology. The Discoverer Enterprise is expected to be completed during the third quarter of 1999; the Discoverer Spirit and the Discoverer Deep Seas are expected to be completed in the first and third quarters of 2000, respectively.

As with any major construction project that takes place over an extended period of time, the actual costs, the timing of expenditures, and the project completion date may vary from estimates based on numerous factors, including modification of the design, actual terms of awarded contracts, weather, exchange rates, shipyard labor conditions and the market demand for components and resources required for drilling unit construction. The Company intends to fund the cash requirements relating to these capital commitments through available cash balances, borrowings under the Credit Agreement referred to below and other commercial bank or capital market financings, including potential public offerings under the Company's shelf registration statement (discussed below) and, in the case of the Discoverer Enterprise, financing under the Project Financing Agreement referred to below.

MERGERS AND ACQUISITIONS

The Company, from time to time, reviews possible mergers and acquisitions of businesses and drilling units, and may in the future make significant capital commitments for such purposes. Any such transaction could involve the payment by the Company of a substantial amount of cash and the issuance of a substantial number of ordinary shares. The Company would expect to fund the cash requirements of any such transaction through cash balances on hand, the incurrence of additional debt, sales of assets or ordinary shares, or a combination thereof. See "--Proposed Business Combination".

AUTHORIZED STOCK REPURCHASE

In May 1997, the Company's Board of Directors authorized the repurchase of up to $200 million worth of its ordinary shares from time to time on the open market or in privately negotiated transactions. After purchases made during 1997, approximately $105 million remains available under this authority. The Board of Directors, from time to time, reviews the possibility of repurchasing ordinary shares in light of prevailing share prices and the financial position of the Company.

DEBT

Project Financing Agreement - In connection with the construction of the Discoverer Enterprise and the completed upgrade of the Transocean Amirante, the Company's wholly owned subsidiary, Transocean Enterprise Inc., entered into a project financing agreement effective December 27, 1996 with a group of banks led by ABN AMRO Bank, N.V., as agent (the "Project Financing Agreement"). Approximately $323 million is available in two tranches for drawdowns during the construction period. The first tranche of approximately $62.9 million is to be repaid upon completion of construction and acceptance of the two rigs by Amoco Production Company ("Amoco"). It bears an interest rate of LIBOR plus 0.35 percent. The Company expects to lend Transocean Enterprise Inc. the necessary funds to repay the $62.9 million through borrowings under the Revolving Credit Facility. The second tranche of approximately $259.9 million (of which $124.1 million in borrowings were outstanding as of June 30, 1999) bears an interest rate of LIBOR plus 0.85 percent during the construction period and is convertible to term financing upon completion of construction and acceptance of the two rigs by Amoco. The term financing, which is to be paid out of cash flows from the two rigs, matures over a period of five years. Amoco has contracted the Transocean Amirante for a period of up to five years and the Discoverer Enterprise for a period of five years following their respective acceptance dates. The Company expects the term financing to consist of borrowings under a lease securitization facility provided by the agent at a floating interest rate (which has been converted to a fixed rate by the interest rate swap transactions described below) plus a margin of 0.36 percent for amounts fully amortized by cash flows from the Amoco contracts and a margin of 0.62 percent for the remaining amounts, if any.

The Project Financing Agreement originally required acceptance of the two drilling units by Amoco, repayment of the first tranche and conversion of the second tranche to term financing no later than December 31, 1998. Although the Transocean Amirante was accepted by Amoco and commenced operations in July 1997, the Discoverer Enterprise is not expected to be completed until the third quarter of 1999 due to construction delays. As a result, during December 1998, Transocean Enterprise Inc. amended the Project Financing Agreement to extend the outside date for acceptance of the Discoverer Enterprise, repayment of the first tranche and conversion of the second tranche to term financing from December 31, 1998 to August 31, 1999. The Company expects that the Project Financing Agreement will be further amended to extend such outside date to October 31, 1999.

During June 1999, Transocean Enterprise Inc. amended the terms of its interest rate swap transactions, which effectively lock in a fixed interest rate for the term financing under the Project Financing Agreement, to adjust the payment schedule for the anticipated construction delays. In connection with the amendment, the fixed rate Transocean Enterprise Inc. will pay increased from an average of 6.583 percent to 6.7025 percent. The net unrealized loss on the interest rate swaps was approximately $4.5 million as of June 30, 1999.

Credit Agreement - The Company entered into a credit agreement dated as of July 30, 1996 with a group of banks led by ABN AMRO Bank, N.V. (the "Credit Agreement"). The Credit Agreement, as subsequently amended, provides for borrowing by the Company under a revolving credit facility in the amount of $540 million (the "Revolving Credit Facility"). Loans under the Credit Agreement bear interest, at the option of the Company, at a base rate or LIBOR plus a margin (0.25 percent at June 30, 1999) that varies depending on the Company's funded debt to total capital ratio or its public senior unsecured debt rating. The Credit Agreement requires compliance with various restrictive covenants, including an interest coverage ratio, which could limit the Company's ability to pay dividends in the future. The Credit Agreement has a maturity date of July 2002. As of June 30, 1999, $286.7 million was available for borrowings under the Revolving Credit Facility.

LETTERS OF CREDIT

The Company had letters of credit outstanding at June 30, 1999 totaling $34.2 million, including $28.6 million relating to a legal dispute with Kvaerner Installasjon a.s. See Part II. Item 1. Legal Proceedings. The remaining $5.6 million guarantees various insurance and contract bidding activities.

SHELF REGISTRATION

The Company has filed with the Securities and Exchange Commission (the "SEC") a $450 million shelf registration statement on Form S-3 for the proposed offering from time to time of senior or subordinated debt securities, preferred stock, common stock and warrants to purchase debt securities, preferred stock, common stock or other securities. A recently filed amendment to this registration statement has not yet been declared effective by the SEC.

DERIVATIVE INSTRUMENTS

The Company enters into a variety of derivative financial instruments in connection with the management of its exposure to fluctuations in foreign exchange rates and interest rates. The Company does not enter into derivative transactions for speculative purposes; however, for accounting purposes certain transactions may not meet the current criteria for hedge accounting.

Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments, which do not qualify as hedges for accounting purposes, are recognized currently based on the change in market value of the derivative instruments. At June 30, 1999 and 1998, the Company did not have any foreign exchange derivative instruments not qualifying as hedges.

The Company uses interest rate swap agreements to effectively convert a portion of its floating rate debt to a fixed rate basis, reducing the impact of interest rate changes on future income. Interest rate swaps are designated as a hedge of underlying future interest payments. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. At June 30, 1999, the net unrealized loss on open interest rate swaps was approximately $4.5 million.

SOURCES OF LIQUIDITY

The Company believes that its cash and cash equivalents, cash generated from operations, borrowings available under its Credit Agreement, Project Financing Agreement and access to other financing sources will be adequate to meet its anticipated short-term and long-term liquidity requirements, including scheduled debt repayments and capital expenditures for new rig construction and upgrade projects.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB 133 to delay the required effective date for adoption of SFAS 133 to fiscal years beginning after June 15, 2000. Because of the Company's limited use of derivatives to manage its exposure to fluctuations in foreign exchange rates and interest rates, management does not anticipate that the adoption of the new statement will have a significant effect on the results of operations or the financial position of the Company. The Company will adopt SFAS 133 as of January 1, 2001.

CORPORATE REORGANIZATION

On May 13, 1999, the stockholders approved a corporate reorganization that resulted in the Company becoming a Cayman Islands corporation rather than a Delaware corporation. In the reorganization, which was effected May 14, 1999,
(i) Transocean Offshore Inc., a Delaware corporation ("Transocean-Delaware"), merged with and into Transocean Offshore (Texas) Inc., a Texas corporation ("Transocean-Texas"), (ii) following, such merger, Transocean-Texas converted to and registered by way of continuation as a Cayman Islands exempted company limited by shares named "Transocean Offshore Inc." and (iii) following such conversion and continuation, the Company contributed a significant portion of its assets to a newly formed Delaware subsidiary. The Company believes the reorganization will give it greater flexibility in seeking to lower its worldwide effective corporate income tax rate and allow it to restructure its business to improve operational efficiencies, including improved worldwide cash management. In addition, the Company anticipates that the reorganization may increase its access to international capital markets, broaden its investor base by making its securities more attractive to non-U.S. investors and may result in a more favorable corporate structure for expansion of its current business through creation of foreign joint ventures and future acquisition opportunities. In the reorganization, each share of Transocean-Delaware's common stock was converted into one ordinary share of the Company. The shares of the Company are listed on the New York Stock Exchange under "RIG," the same symbol under which the Transocean-Delaware common stock was previously listed.

PROPOSED BUSINESS COMBINATION

On July 12, 1999, the Company announced the signing of a definitive merger agreement (the "Merger Agreement") among the Company, Sedco Forex Merger Subsidiary, Ltd., a wholly owned subsidiary of the Company ("Merger Sub"), Schlumberger Limited ("Schlumberger") and Sedco Forex Holdings Limited, a wholly owned subsidiary of Schlumberger ("Sedco Forex"). On the same date, Schlumberger and Sedco Forex separately entered into a definitive distribution agreement (the "Distribution Agreement"). Pursuant to the Merger Agreement and the Distribution Agreement, Sedco Forex, which constitutes or will constitute a substantial portion of the offshore contract drilling business of Schlumberger, will be spun off to the stockholders of Schlumberger (the "Distribution"), and promptly merged with and into Merger Sub (the "Merger"), thereby becoming a wholly-owned subsidiary of the Company. The Schlumberger stockholders will receive shares of the Company in exchange for their shares of Sedco Forex in the Merger. The Distribution and the Merger are expected to be free of U.S. federal income taxes.

Following the Distribution and the Merger, Schlumberger stockholders will own 52 percent of the diluted shares in the combined company, which will be renamed "Transocean Sedco Forex Inc." The diluted ratio of ownership in the share capital of the resulting company is fixed by the Merger Agreement and not subject to adjustment. Based on the outstanding diluted share count of the Company on June 30, 1999 (approximately

101 million shares), Schlumberger stockholders would receive approximately 109 million shares in the combined company. Using the Schlumberger shares outstanding on June 30, 1999, Schlumberger stockholders would receive approximately one newly issued Transocean Sedco Forex share for every five Schlumberger shares held. The 109 million shares to be issued in the Merger would be valued at approximately $3.2 billion using the average of the closing prices of the Company's ordinary shares over the seven-day period commencing three days before July 12, 1999, the date on which the Merger was announced. The Merger will be accounted for as a purchase, with Sedco Forex as the accounting acquiror.

At the effective time of the Merger, Sedco Forex will have approximately $435 million in debt, subject to adjustment based on agreed levels of working capital and capital expenditures, among other matters. Transocean Sedco Forex will be required to refinance all or a substantial portion of this amount immediately following the Merger.

The transactions described above have been approved, as appropriate, by the board of directors of each of the Company and Schlumberger and are expected to close by December 31, 1999, subject to the approval of the shareholders of both companies, various regulatory approvals, registration of the shares to be issued in the Merger with the Securities and Exchange Commission, and other customary closing conditions.

YEAR 2000 ISSUE

The Company has instituted a plan to address the Year 2000 issue for its computer systems, microprocessors, operational and control systems and other significant computer-based devices and applications. It is possible that certain of these systems will not be able to process dates beginning in the year 2000, as many such systems are based on storing two digits to identify a particular year rather than a full four digits and are not designed to take into account the start of a new century. In addition, like every other business enterprise, the Company is at risk from year 2000 failures on the part of its major business counterparts, including suppliers and service providers, as well as potential failures in public and private infrastructure services, including electricity, water, gas, transportation and communications.

The Company's Year 2000 plan focuses on Year 2000 compliance in two distinct areas--(i) rig-based operational systems and control devices and (ii) all other business, financial and engineering systems, including third-party systems upon which the Company may rely. The Company's efforts are directed towards areas that are reasonably within its control. The plan is being implemented under the direction of senior management by the Company's information systems and technology personnel and operations personnel with appropriate expertise. The five phases of the Company's plan--inventory, assessment, remediation, testing and verification, and contingency planning--are in varying stages of completion, and ultimate completion of the plan is expected by December 31, 1999.

Inventory - The Company conducted a survey of computer systems, computer-controlled equipment, control systems, and electronic devices, including equipment with embedded microprocessors, onboard each rig to identify those systems and devices to be reviewed for Year 2000 compliance. With respect to business, financial and engineering systems, the Company surveyed all of its internal hardware and software systems worldwide. Key third-party businesses whose year 2000 failures would most significantly impact the Company were identified. The inventory phase is substantially complete.

Assessment - Once each at-risk system or device was identified, users were asked to assess how critical the system or device is to the safety and operations of the Company. For rig-based systems, the Company has requested letters of compliance from its third-party vendors and suppliers for all at-risk items identified in the survey and, in addition, is conducting its own tests where possible to verify compliance. The assessment phase for rig-based systems, applications and devices is approximately 95 percent complete. With respect to business, financial and engineering systems, letters of compliance have been requested from all vendors of standard systems, and the Company is conducting tests of selected systems to provide an enhanced degree of confidence for Year 2000 compliance. The assessment phase for these systems is substantially complete. Compliance information has been obtained from the Company's third-party vendors and suppliers for a majority of the identified systems or devices.

Remediation - Critical systems and devices identified by the survey that are likely to be affected by the Year 2000 issue are in the process of being modified or replaced. A number of these systems and devices had already been identified for renewal or replacement in connection with the Company's ongoing maintenance programs. In some cases, systems or equipment are covered by warranties, while other vendors are providing software upgrades at minimal costs. The Company believes its Year 2000 compliance plan has adequately identified and addressed Year 2000 issues with respect to critical operational and safety systems and devices. With respect to business, financial and engineering systems, replacement or modification of known non-compliant systems has commenced. The remediation phase is approximately 90 percent complete with respect to rig-based systems, applications and devices and is approximately 75 percent complete with respect to business, financial and engineering systems. The Company's remediation phase is expected to be substantially completed by October 31, 1999 except for the replacement of the maintenance/purchasing/inventory system on certain European rigs, which is scheduled for the fourth quarter of 1999. To the extent that certain of these rigs are not operating in the fourth quarter of 1999, or are not anticipated to operate in the first quarter of 2000, the Company may choose to delay the replacement of this system until such rigs are returned to service. Any such delay is not expected to have a material impact on the results of operations of the Company.

Testing and Verification - The testing and verification phase includes establishing a test environment, performing systems testing (with third parties if necessary) and verifying the results. The verification process entails having experienced personnel review test results, computer screens and printouts against pre-established criteria to ensure system or device compliance. In the case of program logic chips, access to internal programs is frequently not possible; however, a review of program diagrams is completed to determine if any date or time dependency exists. All internal systems and devices identified as critical operational and safety systems and devices, along with critical business hardware and software systems are being tested. With respect to rig-based systems, the Company has instituted an ongoing compliance procedure that starts with the results of the initial survey followed by analysis, vendor participation, corrective action, testing and continuous reappraisal. Testing and verification is currently underway and is expected to continue throughout 1999. The Company has received compliance information and has successfully completed testing of its corporate and field-based accounting software systems. The Company has initiated written and telephonic communications with key third-party businesses as well as public and private providers of infrastructure services to ascertain and evaluate their efforts in addressing Year 2000 compliance. Although there have been no indications that such third-party providers have significant Year 2000 compliance issues, there can be no assurance that such companies will not experience compliance problems.

Contingency Planning - The Company has developed or, in some cases, is still in the process of developing specific contingency plans for critical operational and business systems and devices in the event of Year 2000-related disruptions. The Company's rig-based operations manuals also include documented policies and procedures in the event of an emergency or equipment failure. The effect of significant Year 2000 disruptions with direct suppliers of materials and supplies needed for ongoing rig operations is being considered. An overall corporate contingency plan will be compiled with input from both operations personnel and information systems and technology personnel and is expected to be completed in the fourth quarter of 1999.

The Company believes that the reasonably likely worst case scenario is that there will be some localized disruptions of systems that will affect individual business and operations processes, facilities or suppliers for a short time rather than systemic or long-term problems affecting its business operations as a whole. The Company's drilling units are composed of many stand-alone systems provided by a wide diversity of manufacturers. As such, the Company believes the risk of a failure that would affect the functionality or safety of the fleet is minimal, and the Company does not believe that the Year 2000 issue will have a significant effect on the operations of its drilling units.

The Company's contingency planning efforts are being designed to identify systems or other aspects of its business or that of its suppliers that it believes would be most likely to experience Year 2000 problems, as well as those business operations in which a localized disruption could have the potential for causing a wider problem by interrupting the flow of materials or data. Because there is uncertainty as to which activities may be affected and the exact nature of the problems that may arise, the contingency planning efforts will focus on minimizing the scope and duration of any disruptions by having sufficient personnel and other resources in place to permit a flexible response to specific problems as they may arise.

Costs - The Company has expended approximately $0.9 million through June 30, 1999 and expects additional expenditures of approximately $2 million to complete implementation of its Year 2000 plan, some of which will be capitalized. The Company does not separately track the internal costs of employees who are not working full-time on the Company's Year 2000 plan.

Although the Company's failure to implement fully its Year 2000 compliance plan or the occurrence of an unexpected Year 2000 problem could result in the disruption of normal business activities or operations and have a material adverse effect on the Company's results of operations, liquidity or financial condition, based upon the work performed to date and the anticipated completion of the plan during December 1999, the Company does not believe that such matters will have a material adverse effect. During the remainder of 1999, the Company will continue its efforts described above to address potential disruptions in areas where the Company's operations rely on third parties. In particular, the Company's operations in international locations could be at a greater risk of being adversely affected by the failure of third-party businesses to adequately address the Year 2000 problem. While such failure could affect the operations of the Company, either directly or indirectly, in a significant manner, the Company cannot estimate either the likelihood or the potential cost of such failures.

The nature and focus of the Company's efforts to address the Year 2000 problem may be revised periodically as interim goals are achieved or new issues are identified.

FORWARD-LOOKING INFORMATION

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that the Company or management "anticipates," "believes," "estimates," "expects," "predicts," or "projects" a particular result or course of events, or that such result or course of events "may" or "should" occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this quarterly report include, but are not limited to, statements involving expected capital expenditures, liquidity requirements, financial arrangements, the timing of completion of capital projects, the Company's plans and expectations with regard to Year 2000 issues, the Company's expectations with regard to market outlook, the proposed business combination between the Company and Sedco Forex, and the anticipated effects of the reorganization of the Company as a Cayman Islands corporation. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to uncertainties relating to the level of activity in offshore oil and gas exploration, development and production (particularly in deepwater and harsh-environment regions), exploration success by producers, oil and gas prices, work stoppages by Spanish shipyard workers, competition and market conditions in the contract drilling industry, delays or cost overruns on construction projects, the ability to enter into and the terms of future contracts, risks inherent in turnkey contracts, the availability of qualified personnel, the outcome of periodic wage negotiations with unions representing certain Norwegian offshore workers, operating hazards, political and other uncertainties inherent in foreign operations (including exchange and currency fluctuations), the impact of governmental laws and regulations, the adequacy of sources of liquidity, the effect of litigation and contingencies, the success of the Company in implementing its Year 2000 compliance plan, the failure of financial and other service providers to be Year 2000 compliant on a timely basis, and other factors discussed in this quarterly report and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Debt--Project Financing Agreement" and "--Liquidity and Capital Resources--Derivative Instruments."

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company has certain claims pending involving a dispute of work performance by and amounts owed to the Kvaerner shipyard in Norway and contested tax assessments by the municipality of Rio de Janeiro, Brazil. These matters have been previously discussed and reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. There have been no material developments in these previously reported matters.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective May 14, 1999, the Company completed a corporate reorganization that resulted in the Company becoming a Cayman Islands corporation rather than a Delaware corporation. A description of the reorganization and of the Company's ordinary shares is included in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on April 12, 1999 and its Current Report on Form 8-K dated May 14, 1999.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders on May 13, 1999 there were represented in person or by proxy 84,314,847 shares out of 100,560,300 entitled to vote as of the record date, constituting a quorum. Two matters were submitted to a vote of stockholders. The first matter submitted was the approval of the reorganization and the approval and adoption of the Agreement and Plan of Merger and Conversion attached to and described in the Proxy Statement/Prospectus relating to the meeting. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Corporate Reorganization". Of those shares represented in person or by proxy, 65,945,101 were eligible to vote on this matter with the remainder of such shares representing broker non-votes. The reorganization was approved and the Agreement and Plan of Merger and Conversion was approved and adopted by the stockholders with 63,910,038 shares voting for approval and adoption, 1,657,879 voting against and 377,184 abstaining from voting.

The second matter was the election of Class III Directors as set forth in the Company's Proxy Statement/Prospectus relating to the meeting. With respect to such election, the following number of votes were cast as to the Class III Director nominees: Robert J. Lanigan, 84,047,260 votes for and 267,587 votes withheld; Max L. Lukens, 84,067,880 votes for and 246,967 votes withheld; and W. Dennis Heagney, 84,069,080 votes for and 245,767 votes withheld.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     The following exhibits are filed in connection with this Report:

NUMBER                                           DESCRIPTION
------                                         ---------------

 *3.1 Memorandum of Association of the Company (incorporated by reference to Annex B to the Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-4 (Registration No. 333-75899)).

 *3.2 Articles of Association of the Company (incorporated by reference to Annex C to the Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-4 (Registration No. 333-75899)).

 *4.1 Second Supplemental Indenture dated as of May 14, 1999 between the Company and Chase Bank of Texas, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-59001-99)).

 10.1 Form of Employment Agreements dated May 14, 1999 between J. Michael Talbert, W. Dennis Heagney, Robert L. Long, Jon C. Cole, Donald R. Ray, Eric B. Brown, Barbara S. Koucouthakis and Alan A. Broussard, individually, and Transocean Offshore Inc.

*10.2 Amendment No. 1 to Employee Stock Purchase Plan of the Company dated as of May 14, 1999 (incorporated by reference to Exhibit 4.4 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (Registration No. 333-58203-99)).

*10.3 Amendment No. 1 to Long Term Incentive Plan of the Company dated as of May 14, 1999 (incorporated by reference to Exhibit 4.4 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (Registration No. 333-58211-99)).


 27.1     Financial Data Schedule.
-------------------
*  Incorporated by reference as indicated.

     (b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on May 17, 1999 reporting under Item 5. thereof the completion of the corporate reorganization of the Company and including as an exhibit the press release relating thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 1999.

                                         TRANSOCEAN OFFSHORE INC.



                                         By: /s/ Robert L. Long
                                             --------------------------------
                                            Robert L. Long
                                            Senior Vice President
                                            (Principal Financial Officer)


                                         By: /s/ Barbara S. Koucouthakis
                                            ---------------------------------
                                            Barbara S. Koucouthakis
                                            Vice President and Controller
                                            (Principal Accounting Officer)