Form 10-Q
period 1999-09-30
TRANSOCEAN OFFSHORE INC /NEW/
filed 1999-11-15
CIK 1083269

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ---------------------
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ___________________ TO ______________.

                         COMMISSION FILE NUMBER 1-7746

                             ---------------------

                           TRANSOCEAN OFFSHORE INC.
            (Exact name of registrant as specified in its charter)


                             ---------------------

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


                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]    No  [ ]

     As of October 31, 1999, 100,574,790 ordinary shares, par value $.01 per share, of Transocean Offshore Inc. were outstanding.

================================================================================

                           TRANSOCEAN OFFSHORE INC.

                              INDEX TO FORM 10-Q

                       QUARTER ENDED SEPTEMBER 30, 1999


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations
            Three and Nine Months Ended September 30, 1999 and 1998.......   2

         Condensed Consolidated Balance Sheets
            September 30, 1999 and December 31, 1998......................   3

         Condensed Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 1999 and 1998.................   4

         Notes to Condensed Consolidated Financial Statements.............   5

     ITEM 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................   12

     ITEM 3. Quantitative and Qualitative Disclosures about Market Risk...   26

PART II - OTHER INFORMATION

     ITEM 1. Legal Proceedings............................................   27

     ITEM 6. Exhibits and Reports on Form 8-K.............................   27

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

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          Three Months Ended       Nine Months Ended
                                                            September 30,           September 30,
                                                         --------------------     -------------------
                                                           1999        1998        1999        1998
                                                          ------      ------      ------      ------
                                                             (In thousands, except per share data)
Operating Revenues                                       $204,305    $269,002    $746,229    $778,892
-----------------------------------------------------------------------------------------------------

Costs and Expenses
 Operating and maintenance                                102,220     113,104     369,047     359,601
 Depreciation and amortization                             32,882      29,297      97,177      85,478
 General and administrative                                 7,120       6,310      21,130      21,001
-----------------------------------------------------------------------------------------------------
                                                          142,222     148,711     487,354     466,080
-----------------------------------------------------------------------------------------------------

Operating Income                                           62,083     120,291     258,875     312,812
-----------------------------------------------------------------------------------------------------

Other Income (Expense), Net
 Equity in earnings of joint ventures                       3,647       3,350      10,183       8,240
 Interest income                                              612         562       1,858       2,514
 Interest expense, net of amounts capitalized                 (13)     (4,889)     (2,952)    (17,571)
 Gain on termination of cash flow sharing agreement             -           -           -      21,290
 Other, net                                                   152      12,501        (618)     13,354
-----------------------------------------------------------------------------------------------------
                                                            4,398      11,524       8,471      27,827
-----------------------------------------------------------------------------------------------------

Income Before Income Taxes                                 66,481     131,815     267,346     340,639

Income Taxes                                               19,612      38,886      78,867     100,489
-----------------------------------------------------------------------------------------------------

Net Income                                               $ 46,869    $ 92,929    $188,479    $240,150
=====================================================================================================

Earnings Per Share
 Basic                                                   $   0.47    $   0.93    $   1.88    $   2.40
=====================================================================================================
 Diluted                                                 $   0.46    $   0.92    $   1.87    $   2.38
=====================================================================================================

Weighted Average Shares Outstanding
 Basic                                                    100,368     100,283     100,352     100,015
-----------------------------------------------------------------------------------------------------
 Diluted                                                  101,019     100,869     100,872     100,861
-----------------------------------------------------------------------------------------------------
Dividends Paid Per Share                                 $   0.03    $   0.03    $   0.09    $   0.09
=====================================================================================================

                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                              September 30,  December 31,
                                                                 1999           1998
                                                              -------------  ------------
                                                           (In thousands, except share data)
                                ASSETS
Cash and Cash Equivalents                                     $   26,363   $   69,453
Accounts Receivable                                              165,046      217,494
Deferred Income Taxes                                             11,584            -
Materials and Supplies                                            35,348       33,928
Prepayments                                                        4,140        9,596
Costs Incurred on Drilling Services Projects in Progress              33       31,161
-------------------------------------------------------------------------------------
 Total Current Assets                                            242,514      361,632
-------------------------------------------------------------------------------------

Property and Equipment                                         3,018,749    2,659,020
Less Accumulated Depreciation                                    611,407      530,949
-------------------------------------------------------------------------------------
 Property and Equipment, net                                   2,407,342    2,128,071
-------------------------------------------------------------------------------------

Goodwill, net                                                    661,798      675,243
Investments in and Advances to Joint Ventures                     39,466       55,544
Other Assets                                                      22,727       30,453
-------------------------------------------------------------------------------------
 Total Assets                                                 $3,373,847   $3,250,943
=====================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable                                              $   31,633   $   40,939
Accrued Income Taxes                                             110,177       58,711
Current Portion of Long-Term Debt                                 30,104       18,672
Deferred Income Taxes                                                  -        1,420
Other Current Liabilities                                         65,435       72,679
-------------------------------------------------------------------------------------
 Total Current Liabilities                                       237,349      192,421
-------------------------------------------------------------------------------------

Long-Term Debt                                                   711,270      813,953
Deferred Income Taxes                                            235,029      229,979
Other Long-Term Liabilities                                       32,071       35,947
-------------------------------------------------------------------------------------
 Total Long-Term Liabilities                                     978,370    1,079,879
-------------------------------------------------------------------------------------

Preference Shares, $0.10 par value; 50,000,000 shares
 authorized, none issued and outstanding                               -            -
Ordinary Shares, $0.01 par value; 150,000,000 shares
 authorized, 100,574,790 shares issued and outstanding at
 September 30, 1999, and 104,335,127 shares issued, including shares in treasury, and 100,551,127 shares outstanding at
 December 31, 1998                                                 1,044        1,043
Less Ordinary Shares in Treasury, at cost;
 3,784,000 shares at December 31, 1998                                 -     (144,297)
Additional Paid-in Capital                                     1,390,960    1,535,201
Retained Earnings                                                766,124      586,696
-------------------------------------------------------------------------------------
 Total Shareholders' Equity                                    2,158,128    1,978,643
-------------------------------------------------------------------------------------
 Total Liabilities and Shareholders' Equity                   $3,373,847   $3,250,943
=====================================================================================

                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Nine Months Ended
                                                                    September 30,
                                                               ----------------------
                                                                  1999         1998
                                                               ---------    ---------
                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                    $ 188,479    $ 240,150
 Adjustments to reconcile net income to
  net cash provided by operating activities
   Depreciation and amortization                                  97,177       85,478
   Deferred income taxes                                          (7,953)      39,972
   Equity in earnings of joint ventures                          (10,183)      (8,240)
   (Gain) loss on disposal of assets                                 113      (16,725)
   Deferred income, net                                           (4,906)      (6,908)
   Deferred expenses, net                                          3,225        3,405
   Other, net                                                      8,143        5,522
   Changes in operating assets and liabilities
    Accounts receivable                                           50,572      (47,243)
    Accounts payable                                              (8,725)     (21,195)
    Income taxes receivable/payable, net                          51,466       30,101
    Other current assets                                          34,481      (12,725)
    Other current liabilities                                     (7,855)      (4,166)
-------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                        394,034      287,426
-------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                           (365,581)    (458,012)
 Proceeds from disposal of assets, net                             3,148       13,316
 Joint ventures and other investments                             26,262        4,359
 Divestiture of non-core drilling services assets                      -       10,000
 Other, net                                                           39         (529)
-------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                           (336,132)    (430,866)
-------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowings (repayments) on revolving credit facility        (86,500)     129,700
 Dividends paid                                                   (9,051)      (9,030)
 Repayment of notes payable                                       (4,615)      (4,616)
 Proceeds from issuance of ordinary shares under
  stock-based compensation plans                                     889        6,678
 Other, net                                                       (1,715)      (2,836)
-------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities             (100,992)     119,896
-------------------------------------------------------------------------------------

Net Decrease in Cash and Cash Equivalents                        (43,090)     (23,544)
-------------------------------------------------------------------------------------

Cash and Cash Equivalents at Beginning of Period                  69,453       54,225
-------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                     $  26,363    $  30,681
=====================================================================================

                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - GENERAL

BASIS OF CONSOLIDATION - The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. In connection with the preparation of these financial statements, management was required to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, expenses and disclosure of contingent liabilities. Actual results could differ from such estimates. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

SUPPLEMENTARY CASH FLOW INFORMATION - Cash payments for interest and income taxes, net were $33.9 million and $35.4 million, respectively, for the nine months ended September 30, 1999 and $36.8 million and $31.5 million, respectively, for the nine months ended September 30, 1998. Non-cash financing activities for the nine months ended September 30, 1999 included $144.3 million for the cancellation of treasury shares (see Note 6). This has been reflected in the condensed consolidated balance sheets as a decrease in Additional Paid-In Capital.

GOODWILL - Goodwill is amortized on a straight-line basis over 40 years (the period when benefits are expected to be derived). Accumulated amortization as of September 30, 1999 and December 31, 1998 totaled $56.2 million and $42.7 million, respectively.

CAPITALIZED INTEREST - Interest costs for the construction and upgrade of qualifying assets are capitalized. The Company capitalized interest costs on construction work in progress of $12.7 million and $34.1 million for the three and nine months ended September 30, 1999 and $10.0 million and $25.0 million in the corresponding periods of 1998.

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

NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133 to delay the required effective date for adoption of SFAS 133 to fiscal years beginning after June 15, 2000. Because of the Company's limited use of derivatives to manage its exposure to fluctuations in foreign exchange rates and interest rates, management does not anticipate that the adoption of the new statement will have a material

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

effect on the results of operations or the financial position of the Company. The Company will adopt SFAS No. 133 as of January 1, 2001.

NOTE 2 - UPGRADE AND EXPANSION OF DRILLING FLEET

The Company's investments in its existing fleet and previously announced fleet additions continue to require significant capital expenditures. Capital expenditures totaled $365.6 million during the nine months ended September 30, 1999.

The following table summarizes actual and projected expenditures (including capitalized interest) for the Company's major construction projects.

                                                          Discoverer       Discoverer      Discoverer
(Expenditures in millions)                                Enterprise         Spirit        Deep Seas
------------------------------------------------------------------------------------------------------
Cumulative at December 31, 1998                               $    302            $124        $    106
Actual for the nine months ended September 30, 1999                110             124              79
------------------------------------------------------------------------------------------------------
Cumulative at September 30, 1999                                   412             248             185
Projected through completion                                        33             110             170
------------------------------------------------------------------------------------------------------
 Projected Total Costs                                        $    445            $358        $    355
======================================================================================================

NOTE 3 - DEBT

Debt is comprised of the following:
                                                           September 30,                  December 31,
                                                               1999                           1998
------------------------------------------------------------------------------------------------------
                                                                         (In thousands)
  Revolving Credit Facility                                   $233,500                        $320,000
  Project Financing Agreement                                  186,990                         186,990
  8.00% Debentures, net of discount                            199,263                         199,243
  7.45% Notes                                                  100,000                         100,000
  6.90% Notes Payable                                           20,769                          25,384
  Other                                                            852                           1,008
------------------------------------------------------------------------------------------------------
   Total Debt                                                  741,374                         832,625
  Less Current Maturities                                       30,104                          18,672
------------------------------------------------------------------------------------------------------
   Total Long-Term Debt                                       $711,270                        $813,953
======================================================================================================

Project Financing Agreement - In connection with the construction of the Discoverer Enterprise and the upgrade of the Transocean Amirante, the Company's wholly owned subsidiary, Transocean Enterprise Inc. ("TEI"), entered into a project financing agreement effective December 27, 1996 with a group of banks led by ABN AMRO Bank, N.V., as agent (the "Project Financing Agreement"). Approximately $323 million was available in two tranches for drawdowns during the construction period. The first tranche of $62.9 million, which was originally to be repaid upon completion of construction and acceptance of the two rigs by Amoco Production Company ("Amoco"), was repaid in October 1999, as described below. It bore an interest rate of LIBOR plus 0.35 percent. The second tranche, amounting to $259.9 million (of which $124.1 million

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

in borrowings were outstanding as of September 30, 1999), bears an interest rate of LIBOR plus 0.85 percent during the construction period and is convertible to term financing upon completion of construction and acceptance of the two rigs by Amoco. The amount available under the second tranche has been reduced by $32.9 million to $227.0 million as described below. The term financing, which is to be paid out of cash flows from the two rigs, matures over a period of five years. Amoco has contracted the Transocean Amirante for a period of up to five years and the Discoverer Enterprise for a period of five years following their respective acceptance dates. The Company expects the term financing to consist of borrowings under a lease securitization facility provided by the agent at a floating interest rate (which has been converted to a fixed rate by the interest rate swap transactions described below) plus a margin of 0.36 percent for amounts fully amortized by cash flows from the Amoco contracts and a margin of
0.62 percent for the remaining amounts, if any.

The Project Financing Agreement originally required acceptance of the two drilling units by Amoco, repayment of the first tranche and conversion of the second tranche to term financing no later than December 31, 1998. Although the Transocean Amirante was accepted by Amoco and commenced operations in July 1997, the Discoverer Enterprise was not completed on this schedule due to construction delays. As a result, during December 1998, TEI amended the Project Financing Agreement to extend the outside date for acceptance of the Discoverer Enterprise, repayment of the first tranche and conversion of the second tranche to term financing from December 31, 1998 to August 31, 1999. During August 1999, the Project Financing Agreement was amended to extend the outside date previously described to October 31, 1999 so as to allow more time to complete the final testing phase of the Discoverer Enterprise.

During October 1999, the Project Financing Agreement was further amended to extend the outside date for acceptance of the Discoverer Enterprise and conversion of the second tranche to term financing from October 31, 1999 to January 31, 2000 to allow time to complete certain equipment modifications requested by Amoco during the final testing phase of the rig. In connection with this extension, TEI repaid the $62.9 million outstanding under the first tranche of the Project Financing Agreement and two banks participating in the group withdrew. As a result, TEI repaid approximately $15.7 million outstanding under the second tranche of the Project Financing Agreement and the total amount of undrawn commitments available was reduced by $17.2 million, reducing the total amount available to $227.0 million. The Company loaned TEI the necessary funds to make these repayments through borrowings under the Revolving Credit Facility.

On November 1, 1999, TEI amended the terms of its interest rate swap transactions, which effectively lock in a fixed interest rate for the term financing under the Project Financing Agreement, to change the start date to November 30, 1999. In connection with the amendment, the fixed rate TEI would pay increased from 6.8215 percent to 6.908 percent. The net unrealized loss on the interest rate swaps was approximately $4.2 million as of September 30, 1999.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 4 - EARNINGS PER SHARE

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows:

                                                      Three Months Ended     Nine months Ended
                                                         September 30,         September 30,
                                                      -------------------   -------------------
                                                        1999       1998       1999       1998
                                                      --------   --------   --------   --------
                                                        (In thousands, except per share data)
Net Income for basic
 and diluted earnings per share                       $ 46,869   $ 92,929   $188,479   $240,150
===============================================================================================
Weighted-average shares
for basic earnings per share                           100,368    100,283    100,352    100,015
Effect of dilutive securities
Employee stock options and unvested stock grants           651        586        520        846
-----------------------------------------------------------------------------------------------
Adjusted weighted-average shares and assumed
 conversions for diluted earnings per share            101,019    100,869    100,872    100,861
===============================================================================================
Basic earnings per share                              $   0.47   $   0.93   $   1.88   $   2.40
===============================================================================================
Diluted earnings per share                            $   0.46   $   0.92   $   1.87   $   2.38
===============================================================================================

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

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                          Three Months Ended       Nine Months Ended
                                                             September 30,           September 30,
                                                         --------------------    --------------------
                                                           1999        1998        1999        1998
                                                         --------    --------    --------    --------
                                                                        (In thousands)

OPERATING REVENUES
Mobile Units
 U.S. Gulf of Mexico                                     $ 69,807    $ 79,480    $256,882    $215,736
 Europe                                                    91,158     115,905     297,929     339,012
 Other Western Hemisphere                                  31,036      42,694      97,252     108,787
 Other Eastern Hemisphere                                   4,953      16,958      17,602      48,224
-----------------------------------------------------------------------------------------------------
Total Mobile Units                                        196,954     255,037     669,665     711,759
-----------------------------------------------------------------------------------------------------
Drilling Services                                           7,351      13,965      76,564      67,133
-----------------------------------------------------------------------------------------------------
TOTAL OPERATING REVENUES                                 $204,305    $269,002    $746,229    $778,892
=====================================================================================================

OPERATING INCOME (LOSS) (a)
Mobile Units
 U.S. Gulf of Mexico                                     $ 36,523    $ 49,609    $153,597    $129,452
 Europe                                                    18,211      43,108      66,113     119,256
 Other Western Hemisphere                                  16,053      25,051      58,463      63,012
 Other Eastern Hemisphere                                   1,311      10,705       2,722      26,451
 Other (b)                                                 (2,619)     (3,208)    (10,153)     (8,259)
-----------------------------------------------------------------------------------------------------
Total Mobile Units                                         69,479     125,265     270,742     329,912
-----------------------------------------------------------------------------------------------------
Drilling Services                                             245       1,570      10,538       4,773
-----------------------------------------------------------------------------------------------------
Total Operating Income for Reportable Segments             69,724     126,835     281,280     334,685
Corporate Expenses                                         (7,641)     (6,544)    (22,405)    (21,873)
-----------------------------------------------------------------------------------------------------
TOTAL OPERATING INCOME                                     62,083     120,291     258,875     312,812
-----------------------------------------------------------------------------------------------------

 Equity in earnings of joint ventures                       3,647       3,350      10,183       8,240
 Interest income                                              612         562       1,858       2,514
 Interest expense, net of amounts capitalized                 (13)     (4,889)     (2,952)    (17,571)
 Gain on termination of cash flow sharing agreement             -           -           -      21,290
 Other, net                                                   152      12,501        (618)     13,354
-----------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE), NET                                 4,398      11,524       8,471      27,827
-----------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                               $ 66,481    $131,815    $267,346    $340,639
=====================================================================================================

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

NOTE 7 - PROPOSED BUSINESS COMBINATION

On July 12, 1999, the Company announced the signing of a definitive merger agreement (the "Merger Agreement") among the Company, Transocean SF Ltd., a wholly owned subsidiary of the Company ("Merger Sub"), Schlumberger Limited ("Schlumberger") and Sedco Forex Holdings Limited, a wholly owned subsidiary of Schlumberger ("Sedco Forex"). On the same date, Schlumberger and Sedco Forex separately entered into a definitive distribution agreement (the "Distribution Agreement"). Pursuant to the Merger Agreement and the Distribution Agreement, Sedco Forex, which constitutes or will constitute a substantial portion of the offshore contract drilling business of Schlumberger, will be spun off to the shareholders of Schlumberger (the "Distribution"), and promptly merged with and into Merger Sub (the "Merger"), thereby becoming a wholly-owned subsidiary of the Company. The Schlumberger shareholders will receive shares of the Company in exchange for their shares of Sedco Forex in the Merger. The Distribution and the Merger are expected to be free of U.S. federal income taxes.

Following the Distribution and the Merger, Schlumberger shareholders will own approximately 52 percent of the shares in the combined company, which will be renamed "Transocean Sedco Forex Inc." The diluted ratio of ownership in the share capital of the resulting company is fixed by the Merger Agreement and not subject to adjustment. Based on the expected outstanding diluted share count of the Company at the time of the Merger (approximately 101 million shares), Schlumberger shareholders would receive approximately 109 million shares in the combined company. Using the expected Schlumberger shares outstanding at the time of the Merger (approximately 565 million shares), Schlumberger shareholders would receive approximately one newly issued Transocean Sedco Forex share for every five Schlumberger shares held. The approximately 109 million shares expected to be issued in the Merger would be valued at approximately $3.3 billion using the average of the closing prices of the Company's ordinary shares over the twenty consecutive trading-day period ending October 15, 1999. The Merger will be accounted for as a purchase, with Sedco Forex as the accounting acquiror.

At the effective time of the Merger, Sedco Forex will have approximately $435 million in debt, subject to adjustment based on agreed levels of working capital and capital expenditures, among other matters, of which approximately $340 million is expected to be indebtedness to affiliates of Schlumberger and will be required to be repaid immediately following the Merger. On October 19, 1999, the Company executed a commitment letter with a commercial bank under which the bank will underwrite a $400 million unsecured five-year term loan facility. Proceeds made available under the facility will be used to refinance the indebtedness of Sedco Forex to Schlumberger upon completion of the Merger and for general corporate purposes. Amounts outstanding under the facility will bear interest at floating rates equal to LIBOR plus a margin equal to a percentage based on the Company's credit rating in effect from time to time or the bank's prime rate, at the Company's option, and may be prepaid at any time without premium or penalty. No principal amortization is required for the first two years of the facility. The facility will be established under

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

a credit agreement that will contain financial covenants obligating the Company to maintain a minimum interest coverage ratio and a maximum ratio of consolidated indebtedness to total capitalization and will contain other customary covenants, representations and warranties and conditions precedent.

The transactions described above have been approved, as appropriate, by the board of directors of each of the Company and Schlumberger and are expected to close by December 31, 1999, subject to the approval of the shareholders of both companies and other customary closing conditions. Shareholder meetings for the Company and Schlumberger have been set for December 10, 1999. On October 26, 1999, the Company filed a registration statement with the U. S. Securities and Exchange Commission relating to the Company's ordinary shares to be issued in the Merger. The registration statement became effective October 27, 1999.

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

OVERVIEW

Transocean Offshore Inc. is a leading international provider of offshore contract drilling services for oil and gas exploration, development and production. The Company owns, has partial ownership interests in or operates 30 mobile offshore drilling units. Transocean's fleet consists of seven fourth-generation semisubmersibles, thirteen second- and third-generation semisubmersibles, four drillships, including two newbuild drillships, the Discoverer Enterprise, which is currently in the final stages of commissioning and testing, and the Discoverer Spirit, which is at a U.S. Gulf Coast shipyard for outfitting with drilling equipment, and six jackup rigs. The Company also has under construction one additional Discoverer Enterprise-class drillship, to be named the Discoverer Deep Seas. The Company contracts these drilling rigs, related equipment and work crews primarily on a dayrate basis to drill offshore wells. The Company also provides additional services, including turnkey drilling, coiled tubing drilling and well intervention and management of third-party well service activities.

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

                                                          Three Months Ended       Nine Months Ended
                                                             September 30,           September 30,
                                                         --------------------    --------------------
                                                           1999        1998        1999        1998
                                                         --------    --------    --------    --------
                                                                        (In thousands)
OPERATING REVENUES
Mobile Units
 U.S. Gulf of Mexico                                     $ 69,807    $ 79,480    $256,882    $215,736
 Europe                                                    91,158     115,905     297,929     339,012
 Other Western Hemisphere                                  31,036      42,694      97,252     108,787
 Other Eastern Hemisphere                                   4,953      16,958      17,602      48,224
-----------------------------------------------------------------------------------------------------
Total Mobile Units                                        196,954     255,037     669,665     711,759
-----------------------------------------------------------------------------------------------------
Drilling Services                                           7,351      13,965      76,564      67,133
-----------------------------------------------------------------------------------------------------
TOTAL OPERATING REVENUES                                 $204,305    $269,002    $746,229    $778,892
=====================================================================================================

OPERATING INCOME (LOSS) (a)
Mobile Units
 U.S. Gulf of Mexico                                     $ 36,523    $ 49,609    $153,597    $129,452
 Europe                                                    18,211      43,108      66,113     119,256
 Other Western Hemisphere                                  16,053      25,051      58,463      63,012
 Other Eastern Hemisphere                                   1,311      10,705       2,722      26,451
 Other (b)                                                 (2,619)     (3,208)    (10,153)     (8,259)
-----------------------------------------------------------------------------------------------------
Total Mobile Units                                         69,479     125,265     270,742     329,912
-----------------------------------------------------------------------------------------------------
Drilling Services                                             245       1,570      10,538       4,773
-----------------------------------------------------------------------------------------------------
Total Operating Income for Reportable Segments             69,724     126,835    281,280     334,685
Corporate Expenses                                         (7,641)     (6,544)   (22,405)    (21,873)
-----------------------------------------------------------------------------------------------------
TOTAL OPERATING INCOME                                     62,083     120,291     258,875     312,812
-----------------------------------------------------------------------------------------------------

 Equity in earnings of joint ventures                       3,647       3,350      10,183       8,240
 Interest income                                              612         562       1,858       2,514
 Interest expense, net of amounts capitalized                 (13)     (4,889)     (2,952)    (17,571)
 Gain on termination of cash flow sharing agreement             -           -           -      21,290
 Other, net                                                   152      12,501        (618)     13,354
-----------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE), NET                                 4,398      11,524       8,471      27,827
-----------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                               $ 66,481    $131,815    $267,346    $340,639
=====================================================================================================

(a)  After depreciation and amortization expense.
(b) Other includes operations and engineering overhead expenses not allocated to geographic areas of operations.

QUARTER ENDED SEPTEMBER 30, 1999, COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

Net income for the three months ended September 30, 1999 was $46.9 million or $0.46 per share, diluted, compared to $92.9 million or $0.92 per share, diluted, for the three months ended September 30, 1998, a decrease of $46.0 million or $0.46 per share, diluted. The decrease for 1999 as compared to 1998 resulted primarily from decreases in rig utilization, caused by reduced exploration and production spending levels by the Company's customers, and higher depreciation expense, partially offset by lower operating and maintenance costs and lower net interest expense. In addition, other income was lower for the three months ended September 30, 1999 due to the fact that the prior year period included a non-recurring $13.2 million pre-tax gain ($8.5 million after tax or $0.08 per share, diluted) on the sale of certain non-core assets within the Company's Drilling Services business segment and surplus drilling components.

Revenues were $204.3 million for the three months ended September 30, 1999 compared to $269.0 million for the three months ended September 30, 1998, a decrease of $64.7 million or 24.1 percent. Operating income was $62.1 million for the three months ended September 30, 1999 compared to $120.3 million for the three months ended September 30, 1998, a decrease of $58.2 million or 48.4 percent. The decrease in revenues for the three months ended September 30, 1999 resulted from decreased utilization and average dayrates compared to the three months ended September 30, 1998, while the decrease in operating income resulted primarily from decreased utilization and average dayrates, as well as higher depreciation expense, partially offset by lower operating and maintenance costs.

Revenues and operating income from Mobile Units decreased for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. Fleetwide rig utilization decreased to 80 percent for the three months ended September 30, 1999 from 98 percent for the three months ended September 30, 1998, reflecting the fact that seven rigs were idle for all or part of the third quarter of 1999. The average dayrate for the Company's semisubmersible drilling rigs and drillships was approximately $116,200 for the three months ended September 30, 1999 compared to approximately $124,800 for the three months ended September 30, 1998, a decrease of 6.9 percent. The average dayrate for the Company's six jackup rigs decreased 50.0 percent as compared to the prior year quarter.

In the U.S. Gulf of Mexico, the decrease in revenues and operating income resulted primarily from one rig that had worked in the region the entire third quarter of 1998 relocating to Other Western Hemisphere during the third quarter of 1999, and from lower average dayrates earned. These decreases were partially offset by the results of two rigs working in the region that had only worked in the region a portion of the three months ended September 30, 1998. In Europe, the decreases in revenues and operating income resulted from decreased utilization due to four rigs, which worked the entire three months ended September 30, 1998, being idle for all or part of the three months ended September 30, 1999, as well as lower average dayrates compared to the prior year period. In Other Western Hemisphere, the decrease in revenues and operating income resulted from one rig working in the U.S. Gulf of Mexico during the three months ended September 30, 1999 that had worked in the region a portion of the three months ended September 30, 1998, and from one semisubmersible being idle in the U.S. Gulf of Mexico that had worked in the region the entire three months ended September 30, 1998. These negative variances were partially offset by the results of one rig working in the region a portion of the three months ended September 30, 1999 that had worked in the U.S. Gulf of Mexico during the prior year period, as well as an increase in average dayrates during the three months ended September 30, 1999. In Other Eastern Hemisphere, the decrease in revenues and operating income resulted from lower average dayrates and utilization. Two jackup rigs that had worked the entire three months ended September 30, 1998 were idle the entire three months ended September 30, 1999.

Revenues and operating income from Drilling Services decreased for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. This decrease is primarily the result of a lower level of activity in Europe and no drilling services activity in Mexico and India during the three months ended September 30, 1999.

Depreciation and amortization expense increased by $3.6 million for the three months ended September 30, 1999 over the three months ended September 30, 1998. The increase was primarily due to additional depreciation resulting from the capitalization of property and equipment associated with the Company's completed major upgrade and construction projects.

Other income, net decreased to $4.4 million for the three months ended September 30, 1999 compared to $11.5 million for the three months ended September 30, 1998. The prior year period included a $13.2 million pre-tax gain on the sale of certain non-core assets within its Drilling Services business segment and surplus drilling equipment. Net interest expense decreased by $4.9 million for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 primarily due to the increased capitalization of interest on the Company's construction projects.

Income tax expense decreased by $19.3 million primarily due to lower pre-tax earnings for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The Company's effective tax rate remained the same for the three months ended September 30, 1999 compared to the three months ended September 30, 1998, and was lower than the U.S. statutory rate primarily due to the permanent reinvestment of earnings of certain foreign operations.

NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Net income for the nine months ended September 30, 1999 was $188.5 million or $1.87 per share, diluted, compared to $240.2 million or $2.38 per share, diluted, for the nine months ended September 30, 1998, a decrease of $51.7 million or $0.51 per share, diluted. The decrease for the nine months ended September 30, 1999 resulted primarily from a decrease in rig utilization caused by reduced exploration and production spending levels by the Company's customers, higher operating and maintenance costs and higher depreciation expense, partially offset by lower net interest expense. In the nine months ended September 30, 1998, the Company recognized a non-recurring $21.3 million pre-tax gain ($13.8 million after tax or $0.14 per share, diluted) on the termination of a cash flow sharing agreement with Global Marine Inc. ("Global Marine") and a non-recurring $13.2 million pre-tax gain ($8.6 million after tax or $0.08 per share, diluted) on the sale of certain non-core assets within the Company's Drilling Services business segment and surplus drilling components.

Revenues were $746.2 million for the nine months ended September 30, 1999, compared to $778.9 million for the nine months ended September 30, 1998, a decrease of $32.7 million or 4.2 percent. Operating income was $258.9 million for the nine months ended September 30, 1999 compared to $312.8 million for the nine months ended September 30, 1998, a decrease of $53.9 million or 17.2 percent. The decrease in revenues for the nine months ended September 30, 1999 resulted primarily from decreased utilization from the nine months ended September 30, 1998, partially offset by higher revenues from the turnkey drilling services operations in Mexico, which were completed in the second quarter of 1999. The decrease in operating income for the nine months ended September 30, 1999 resulted primarily from decreased utilization, as well as, higher operating and maintenance costs and higher depreciation and amortization expense.

Revenues and operating income from Mobile Units decreased for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. The Company's fleetwide rig utilization decreased to 84 percent for the nine months ended September 30, 1999 from 98 percent for the nine months ended September 30, 1998. Partially offsetting these decreases, the average dayrate for the Company's semisubmersible drilling rigs and drillships was approximately $125,600 for the nine months ended September 30, 1999, compared to approximately $118,200 for the nine months ended September 30, 1998, an increase of 6.3 percent. In addition, one rig worked in the nine months ended September 30, 1999 that had been in the shipyard undergoing a conversion during the majority of the prior year period.

In the U.S. Gulf of Mexico, the increase in revenues and operating income for the nine months ended September 30, 1999, resulted primarily from including the results of one rig that was in the shipyard undergoing a conversion during the majority of the nine months ended September 30, 1998 and the results of an additional rig for the entire nine months ended September 30, 1999, compared to a portion for the nine months ended September 30, 1998. In Europe, decreases in revenues and operating income resulted from decreased utilization due to five rigs being idle a portion of the nine months ended September 30, 1999, as well as higher downtime and maintenance expenses on two rigs that each underwent a scheduled classification survey in the nine months ended September 30, 1999. These rigs worked the entire nine months ended September 30, 1998. In Other Western Hemisphere, the decrease in revenues and operating income resulted primarily from the fact that one semisubmersible that had worked in the region during a portion of the nine months ended September 30, 1998 was working in the U.S. Gulf of Mexico during the entire nine months ended September 30, 1999. These negative variances were partially offset by an increase in the average dayrate over the prior year period and the inclusion of the results of one rig for a portion of the nine months ended September 30, 1999 that had worked in the U.S. Gulf of Mexico during the entire nine months ended September 30, 1998. In Other Eastern Hemisphere, the significant decrease in revenues and operating income resulted from lower average dayrates and utilization. Two rigs that had worked the majority of the nine months ended September 30, 1998 were idle for all or a portion of the nine months ended September 30, 1999.

Revenues and operating income from Drilling Services increased for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. This increase primarily reflects higher revenues and operating income from turnkey and subsequent daywork operations associated with the turnkey drilling project in Mexico, which was completed in the second quarter of 1999.

Depreciation and amortization expense increased by $11.7 million for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. The increase was primarily due to additional depreciation resulting from the capitalization of property and equipment associated with the Company's completed major upgrade and construction projects.

Other income, net decreased to $8.5 million for the nine months ended September 30, 1999, compared to $27.9 million for the nine months ended September 30, 1998. Net interest expense decreased significantly for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 primarily due to the increased capitalization of interest on the Company's construction projects. The nine months ended September 30, 1998 included a $21.3 million pre-tax gain on the termination of a cash flow sharing agreement with Global Marine and a $13.2 million pre-tax gain on the sale of certain non-core assets within the Company's Drilling Services business segment and surplus drilling components.

Income tax expense decreased by $21.6 million primarily due to lower pre-tax earnings for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. The Company's effective tax rate remained the same for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 and was lower than the U.S. statutory rate primarily due to the permanent reinvestment of earnings of certain foreign operations.

MARKET OUTLOOK

Rig utilization for the third quarter 1999 averaged 80 percent (versus 81 percent, second quarter 1999) fleetwide and 86 percent (versus 87 percent, second quarter 1999) for the Company's 20 fully owned and active floating drilling units. Average dayrates during the third quarter of 1999 declined to $101,500 (versus $111,500, second quarter 1999) fleetwide and $116,200 (versus $128,100, second quarter 1999) for the Company's floaters, primarily as a result of several rigs commencing lower rate contracts during the quarter. As of September 30, 1999, the Company had 68 percent of its fleet days committed for the remainder of 1999 (including the Discoverer Enterprise, which is expected to be placed in service during the fourth quarter of 1999) and 47 percent for the year 2000.

Reduced exploration and development activity by the Company's customers, resulting from the sustained period of low oil prices from late 1997 through early 1999 and industry consolidation over the same time period, continued in the third quarter despite the upturn in prices since February 1999. Rig availability has also increased as a result of expiring contracts and construction by drilling contractors of new rigs that are capable of competing with the Company's rigs. This decline in exploration and development activity and increased rig availability has created a highly competitive market for contract drilling services, with corresponding reductions in utilization and dayrates for all classes of offshore rigs.

Oil prices have rallied from lows experienced in 1998, reaching a price in excess of $24 a barrel in September before falling back to approximately $22 in October. This level of oil prices suggests that there could be an improving long-term fundamental outlook for the offshore drilling business. The Company has recently experienced an increase in customer inquiries in its principal market areas, but this has not yet led to meaningful increases in dayrates or rig utilization. It is expected that in the near term, customers will continue a cautious approach to exploration and development spending until these commodity price gains prove to be sustainable.

The Company's efforts to secure contracts for its drilling units becoming available due to contract expirations have been and will continue to be adversely affected by continuing market weakness. Some units have been contracted at lower rates in order to secure work and others have been stacked. As of October 31, 1999, two of the Company's jackups and three semisubmersibles were stacked. In addition to the loss of revenues associated with stacking rigs, the Company has incurred and may incur additional expenses associated with severance and related payments to rig operating personnel made redundant as a result of idled rigs.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH

Cash flows provided by operations were $394.0 million for the nine months ended September 30, 1999, compared to $287.4 million for the nine months ended September 30, 1998, an increase of $106.6 million. The increase in cash provided by operations was primarily due to increases provided by net working capital components, partially offset by lower cash flows from net income in the 1999 period compared to the 1998 period.

Cash flows used in investing activities in the first nine months of 1999 were $336.1 million, compared to $430.9 million in the first nine months of 1998. The Company received $26.3 million of capital distributions in respect of an equity investment in the first nine months of 1999 compared to $3.3 million received in the first nine months of 1998. In addition, capital expenditures decreased by $92.4 million in the first nine months of 1999 as compared to the first nine months of 1998. The 1998 period includes $10.0 million in proceeds from the divestiture of certain non-core drilling services assets. Proceeds from other asset disposals were $3.1 million in the first nine months of 1999 compared to $13.3 million in the prior year period.

Cash flows used in financing activities were $101.0 million in the first nine months of 1999, compared to cash flows provided by financing activities of $119.9 million in the first nine months of 1998. The increase in cash used in financing activities was primarily due to net repayments on the revolving line of credit during the first nine months of 1999 compared to net borrowings during the first nine months of 1998.

CAPITAL EXPENDITURES

The Company's investments in its existing fleet and previously announced fleet additions continue to require significant capital expenditures. Capital expenditures totaled $366 million during the nine months ending September 30, 1999 and are expected to be approximately $209 million during the remainder of the year, including amounts that will be spent on the construction of the deepwater drillships Discoverer Enterprise, Discoverer Spirit and Discoverer Deep Seas.

The following table summarizes actual and projected expenditures (including capitalized interest) for the Company's major construction projects.

                                                           Discoverer   Discoverer   Discoverer
(Expenditures in millions)                                 Enterprise     Spirit     Deep Seas
-----------------------------------------------------------------------------------------------
Cumulative at December 31, 1998                                  $302         $124         $106
Actual for the nine months ended
  September 30, 1999                                              110          124           79
-----------------------------------------------------------------------------------------------
Cumulative at September 30, 1999                                  412          248          185
Projected - October 1, 1999 through December 31, 1999              23           76           80
Projected - 2000                                                   10           34           90
-----------------------------------------------------------------------------------------------
Projected Total Costs                                            $445         $358         $355
===============================================================================================

The amounts shown for the Discoverer Enterprise include certain costs not expected to be incurred in connection with the construction of the Discoverer Spirit and Discoverer Deep Seas, including: engineering design costs that will not be repeated because the Discoverer Spirit and Discoverer Deep Seas are the same design as the Discoverer Enterprise; lifting and other construction costs that have been contracted on a lump sum rather than a time and materials basis; incremental capitalized interest and administrative costs attributable to project delays, some of which were due to weather and other factors beyond the control of the Company; and costs and delays associated with commissioning and testing several items of drilling equipment that are based on new designs or technology. The Discoverer Enterprise is expected to be completed during the fourth quarter of 1999; the Discoverer Spirit, which is at a U. S. Gulf Coast shipyard for outfitting with drilling equipment, and the Discoverer Deep Seas are expected to be completed in the second and third quarter of 2000, respectively.

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

MERGERS AND ACQUISITIONS

The Company, from time to time, reviews possible mergers and acquisitions of businesses and drilling units, and may in the future make significant capital commitments for such purposes. Any such transaction could involve the payment by the Company of a substantial amount of cash and the issuance of a substantial number of ordinary shares or preference shares. The Company would expect to fund the cash requirements of any such transaction through cash balances on hand, the incurrence of additional debt, sales of assets, issuance of ordinary shares or preference shares, or a combination thereof. See "--Proposed Business Combination".

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

DEBT

Project Financing Agreement - In connection with the construction of the Discoverer Enterprise and the upgrade of Transocean Amirante, the Company's wholly owned subsidiary, Transocean Enterprise Inc. ("TEI"), entered into a project financing agreement effective December 27, 1996 with a group of banks led by ABN AMRO Bank, N.V., as agent (the "Project Financing Agreement"). Approximately $323 million was available in two tranches for drawdowns during the construction period. The first tranche of $62.9 million, which was originally to be repaid upon completion of construction and acceptance of the two rigs by Amoco Production Company ("Amoco"), was repaid in October 1999, as described below. It bore an interest rate of LIBOR plus 0.35 percent. The second tranche, amounting to $259.9 million (of which $124.1 million in borrowings were outstanding as of September 30, 1999), bears an interest rate of LIBOR plus 0.85 percent during the construction period and is convertible to term financing upon completion of construction and acceptance of the two rigs by Amoco. The amount available under the second tranche has been reduced by $32.9 million to $227.0 million as described below. The term financing, which is to be paid out of cash flows from the two rigs, matures over a period of five years. Amoco has contracted the Transocean Amirante for a period of up to five years and the Discoverer Enterprise for a period of five years following their respective acceptance dates. The Company expects the term financing to consist of borrowings under a lease securitization facility provided by the agent at a floating interest rate (which has been converted to a fixed rate by the interest rate swap transactions described below) plus a margin of 0.36 percent for amounts fully amortized by cash flows from the Amoco contracts and a margin of
0.62 percent for the remaining amounts, if any.

The Project Financing Agreement originally required acceptance of the two drilling units by Amoco, repayment of the first tranche and conversion of the second tranche to term financing no later than December 31, 1998. Although the Transocean Amirante was accepted by Amoco and commenced operations in July 1997, the Discoverer Enterprise was not completed on this schedule due to construction delays. As a result, during December 1998, TEI amended the Project Financing Agreement to extend the outside date for acceptance of the Discoverer Enterprise, repayment of the first tranche and conversion of the second tranche to term financing from December 31, 1998 to August 31, 1999. During August 1999, the Project Financing Agreement was amended to extend the outside date previously described to October 31, 1999 so as to allow more time to complete the final testing phase of the Discoverer Enterprise.

During October 1999, the Project Financing Agreement was further amended to extend the outside date for acceptance of the Discoverer Enterprise and conversion of the second tranche to term financing from October 31, 1999 to January 31, 2000 to allow time to complete certain equipment modifications requested by Amoco during the final testing phase of the rig. In connection with this extension, TEI repaid the $62.9 million outstanding under the first tranche of the Project Financing Agreement and two banks participating in the group withdrew. As a result, TEI repaid approximately $15.7 million outstanding under the second tranche of the Project Financing Agreement and the total amount of undrawn commitments available was reduced by $17.2 million, reducing the total amount available to $227.0 million. The Company loaned TEI the necessary funds to make these repayments through borrowings under the Revolving Credit Facility.

On November 1, 1999, TEI amended the terms of its interest rate swap transactions, which effectively lock in a fixed interest rate for the term financing under the Project Financing Agreement, to change the start date to November 30, 1999. In connection with the amendment, the fixed rate TEI would pay increased from 6.8215 percent to 6.908 percent. The net unrealized loss on the interest rate swaps was approximately $4.2 million as of September 30, 1999.

Credit Agreement - The Company entered into a credit agreement dated as of July 30, 1996 with a group of banks led by ABN AMRO Bank, N.V. (the "Credit Agreement"). The Credit Agreement, as subsequently amended, provides for borrowing by the Company under a revolving credit facility in the amount of $540 million (the "Revolving Credit Facility"). Loans under the Credit Agreement bear interest, at the option of the Company, at a base rate or LIBOR plus a margin (0.25 percent at September 30, 1999) that varies depending on the Company's funded debt to total capital ratio or its public senior unsecured debt rating. The Credit Agreement requires compliance with various restrictive covenants, including an interest coverage ratio, which could limit the Company's ability to pay dividends in the future. The Credit Agreement has a maturity date of July 2002. As of September 30, 1999, approximately $306.0 million was available for borrowings under the Revolving Credit Facility.

LETTERS OF CREDIT

The Company had letters of credit outstanding at September 30, 1999 totaling $37.5 million, including $28.4 million relating to a legal dispute with Kvaerner Installasjon a.s. See Part II. Item 1. Legal Proceedings. The remaining $9.1 million guarantees various insurance and contract bidding activities.

SHELF REGISTRATION

The Company has a $450 million shelf registration statement on Form S-3 for the proposed offering from time to time of senior or subordinated debt securities, preference shares, ordinary shares and warrants to purchase debt securities, preference shares, ordinary shares or other securities.

DERIVATIVE INSTRUMENTS

The Company enters into a variety of derivative financial instruments in connection with the management of its exposure to fluctuations in foreign exchange rates and interest rates. The Company does not enter into derivative transactions for speculative purposes; however, for accounting purposes certain transactions may not meet the current criteria for hedge accounting.

Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments, which do not qualify as hedges for accounting purposes, are recognized currently based on the change in market value of the derivative instruments. At September 30, 1999 and 1998, the Company did not have any foreign exchange derivative instruments not qualifying as hedges.

The Company uses interest rate swap agreements to effectively convert a portion of its floating rate debt to a fixed rate basis, reducing the impact of interest rate changes on future income. Interest rate swaps are designated as a hedge of underlying future interest payments. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. At September 30, 1999, the net unrealized loss on open interest rate swaps was approximately $4.2 million.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133 to delay the required effective date for adoption of SFAS 133 to fiscal years beginning after June 15, 2000. Because of the Company's limited use of derivatives to manage its exposure to fluctuations in foreign exchange rates and interest rates, management does not anticipate that the adoption of the new statement will have a significant effect on the results of operations or the financial position of the Company. The Company will adopt SFAS 133 as of January 1, 2001.

CORPORATE REORGANIZATION

On May 13, 1999, the shareholders approved a corporate reorganization that resulted in the Company becoming a Cayman Islands corporation rather than a Delaware corporation. In the reorganization, which was effected May 14, 1999,
(i) Transocean Offshore Inc., a Delaware corporation ("Transocean-Delaware"), merged with and into Transocean Offshore (Texas) Inc., a Texas corporation ("Transocean-Texas"), (ii) following, such merger, Transocean-Texas converted to and registered by way of continuation as a Cayman Islands exempted company limited by shares named "Transocean Offshore Inc." and (iii) following such conversion and continuation, the Company contributed a significant portion of its assets to a newly formed Delaware subsidiary. The Company believes the reorganization will give it greater flexibility in seeking to lower its worldwide effective corporate income tax rate and allow it to restructure its business to improve operational efficiencies, including improved worldwide cash management. In addition, the Company anticipates that the reorganization may increase its access to international capital markets, broaden its investor base by making its securities more attractive to non-U.S. investors and may result in a more favorable corporate structure for expansion of its current business through creation of foreign joint ventures and future acquisition opportunities. In the reorganization, each share of Transocean-Delaware's common stock was converted into one ordinary share of the Company. The shares of the Company are listed on the New York Stock Exchange under "RIG," the same symbol under which the Transocean-Delaware common stock was previously listed.

PROPOSED BUSINESS COMBINATION

On July 12, 1999, the Company announced the signing of a definitive merger agreement (the "Merger Agreement") among the Company, Transocean SF Ltd., a wholly owned subsidiary of the Company ("Merger Sub"), Schlumberger Limited ("Schlumberger") and Sedco Forex Holdings Limited, a wholly owned subsidiary of Schlumberger ("Sedco Forex"). On the same date, Schlumberger and Sedco Forex separately entered into a definitive distribution agreement (the "Distribution Agreement"). Pursuant to the Merger Agreement and the Distribution Agreement, Sedco Forex, which constitutes or will constitute a substantial portion of the offshore contract drilling business of Schlumberger, will be spun off to the shareholders of Schlumberger (the "Distribution"), and promptly merged with and into Merger Sub (the "Merger"), thereby becoming a wholly-owned subsidiary of the Company. The Schlumberger shareholders will receive shares of the Company in exchange for their shares of Sedco Forex in the Merger. The Distribution and the Merger are expected to be free of U.S. federal income taxes.

Following the Distribution and the Merger, Schlumberger shareholders will own approximately 52 percent of the shares in the combined company, which will be renamed "Transocean Sedco Forex Inc." The diluted ratio of ownership in the share capital of the resulting company is fixed by the Merger Agreement and not subject to adjustment. Based on the expected outstanding diluted share count of the Company at the time of the Merger (approximately 101 million shares), Schlumberger shareholders would receive approximately 109 million shares in the combined company. Using the expected Schlumberger shares outstanding at the time of the Merger (approximately 565 million shares), Schlumberger shareholders would receive approximately one newly issued Transocean Sedco Forex share for every five Schlumberger shares held. The approximately 109 million shares expected to be issued in the Merger would be valued at approximately $3.3 billion using the average of the closing prices of the Company's ordinary shares over the twenty consecutive trading-day period ending October 15, 1999. The Merger will be accounted for as a purchase, with Sedco Forex as the accounting acquiror.

At the effective time of the Merger, Sedco Forex will have approximately $435 million in debt, subject to adjustment based on agreed levels of working capital and capital expenditures, among other matters, of which approximately $340 million is expected to be indebtedness to affiliates of Schlumberger and will be required to be repaid immediately following the Merger. On October 19, 1999, the Company executed a commitment letter with a commercial bank under which the bank will underwrite a $400 million unsecured five-year term loan facility. Proceeds made available under the facility will be used to refinance the indebtedness of Sedco Forex to Schlumberger upon completion of the Merger and for general corporate purposes. Amounts outstanding under the facility will bear interest at floating rates equal to LIBOR plus a margin equal to a percentage based on the Company's credit rating in effect from time to time or the bank's prime rate, at the Company's option, and may be prepaid at any time without premium or penalty. No principal amortization is required for the first two years of the facility. The facility will be established under a credit agreement that will contain financial covenants obligating the Company to maintain a minimum interest coverage ratio and a maximum ratio of consolidated indebtedness to total capitalization and will contain other customary covenants, representations and warranties and conditions precedent.

The transactions described above have been approved, as appropriate, by the board of directors of each of the Company and Schlumberger and are expected to close by December 31, 1999, subject to the approval of the shareholders of both companies and other customary closing conditions. Shareholder meetings for the Company and Schlumberger have been set for December 10, 1999. On October 26, 1999, the Company filed a registration statement with the U.S. Securities and Exchange Commission relating to the Company's ordinary shares to be issued in the Merger. The registration statement became effective October 27, 1999.

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

Assessment - Once each at-risk system or device was identified, users were asked to assess how critical the system or device is to the safety and operations of the Company. For rig-based systems, the Company has requested letters of compliance from its third-party vendors and suppliers for all at-risk items identified in the survey and, in addition, is conducting its own tests where possible to verify compliance. With respect to business, financial and engineering systems, letters of compliance have been requested from all vendors of standard systems, and the Company is conducting tests of selected systems to provide an enhanced degree of confidence for Year 2000 compliance. The assessment phase is substantially complete. Compliance information has been obtained from the Company's third-party vendors and suppliers for a majority of the identified systems or devices.

Remediation - Critical systems and devices identified by the survey that are likely to be affected by the Year 2000 issue are in the process of being modified or replaced. A number of these systems and devices had already been identified for renewal or replacement in connection with the Company's ongoing maintenance programs. In some cases, systems or equipment are covered by warranties, while other vendors are providing software upgrades at minimal costs. The Company believes its Year 2000 compliance plan has adequately identified and addressed Year 2000 issues with respect to critical operational and safety systems and devices. With respect to business, financial and engineering systems, replacement or modification of known non-compliant systems has commenced. The remediation phase is approximately 95 percent complete with respect to rig-based systems, applications and devices and is approximately 90 percent complete with respect to business, financial and engineering systems. The Company's remediation phase is substantially complete except for the replacement of the maintenance/purchasing/inventory system on certain rigs. To the extent that certain of these rigs are not operating in the fourth quarter of 1999, or are not anticipated to operate in the first quarter of 2000, the Company may choose to delay the replacement of this system until such rigs are returned to service. Any such delay is not expected to have a material impact on the results of operations of the Company.

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

Contingency Planning - The Company has developed or, in some cases, is still in the process of developing specific contingency plans for critical operational and business systems and devices in the event of Year 2000-related disruptions. The Company's rig-based operations manuals also include documented policies and procedures in the event of an emergency or equipment failure. The effect of significant Year 2000 disruptions with direct suppliers of materials and supplies needed for ongoing rig operations is being considered. An overall corporate contingency plan will be compiled with input from both operations personnel and information systems and technology personnel and is expected to be completed during November, 1999.

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

Costs - The Company has expended approximately $1.1 million through September 30, 1999 and expects additional expenditures of approximately $0.8 million to complete implementation of its Year 2000 plan, some of which will be capitalized. The Company does not separately track the internal costs of employees who are not working full-time on the Company's Year 2000 plan.

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

FORWARD-LOOKING INFORMATION

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that the Company or management "anticipates," "believes," "estimates," "expects," "predicts," or "projects" a particular result or course of events, or that such result or course of events "may" or "should" occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this quarterly report include, but are not limited to, statements involving expected capital expenditures, liquidity requirements, financial arrangements, the timing of completion of capital projects, the Company's plans and expectations with regard to Year 2000 issues, the Company's expectations with regard to market outlook, the proposed merger with Sedco Forex, and the anticipated effects of the reorganization of the Company as a Cayman Islands corporation. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to uncertainties relating to the level of activity in offshore oil and gas exploration, development and production (particularly in deepwater and harsh-environment regions), exploration success by producers, worldwide demand for oil and gas, oil and gas prices, work stoppages by shipyard workers, competition and market conditions in the offshore contract drilling industry, delays or cost overruns on construction projects, the ability to enter into and the terms of future contracts, risks inherent in turnkey contracts, the availability of qualified personnel, labor relations and wage negotiations with unions, operating hazards, political and other uncertainties inherent in foreign operations (including exchange and currency fluctuations), the impact of governmental laws and regulations, the adequacy of sources of liquidity, the effect of litigation and contingencies, the success of the Company in implementing its Year 2000 compliance plan, the failure of financial and other service providers to be Year 2000 compliant on a timely basis, the closing of the merger with Sedco Forex and other factors discussed in this quarterly report and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     The following exhibits are filed in connection with this Report:


NUMBER                          DESCRIPTION
------                          -----------

*2.1 Agreement and Plan of Merger (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus dated October 27, 1999 included in Transocean's Registration Statement on Form S-4 (Registration
         No. 333-89727))

*2.2 Distribution Agreement (incorporated by reference to Annex B to the Joint Proxy Statement/Prospectus dated October 27, 1999 included in Transocean's Registration Statement on Form S-4 (Registration
         No. 333-89727))

 4.1 Second Amendment to Secured Credit Agreement dated as of August 13, 1999 among Transocean Enterprise Inc., the Lenders party thereto, ABN AMRO Bank N.V., as Agent, and the Co-Agents listed therein.

 4.4 Third Amendment to Secured Credit Agreement dated as of October 22, 1999 among Transocean Enterprise Inc., the Lenders party thereto, ABN AMRO Bank, N.V., as Agent, and the Co-Agents listed therein.

27.1     Financial Data Schedule.

------------
* Incorporated by reference as indicated.

     (b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on July 27, 1999 reporting under Item 5. thereof the signing of a definitive merger agreement among the Company, Transocean SF Ltd., a wholly owned subsidiary of the Company, Schlumberger Limited and Sedco Forex Holdings Limited, a wholly owned subsidiary of Schlumberger, and the signing of a definitive distribution agreement by Schlumberger and Sedco Forex and including as an exhibit the press release relating thereto.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 1999.


                                         TRANSOCEAN OFFSHORE INC.



                                         By: /s/ Robert L. Long
                                             ----------------------------
                                             Robert L. Long
                                             Senior Vice President
                                             (Principal Financial Officer)


                                         By: /s/ Barbara S. Koucouthakis
                                             ----------------------------
                                             Barbara S. Koucouthakis
                                             Vice President and Controller
                                             (Principal Accounting Officer)