Form 10-K
period 1999-12-31
TRANSOCEAN SEDCO FOREX INC
filed 2000-03-20
CIK 1083269

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                         Commission file number 1-7746

                               ----------------

                          TRANSOCEAN SEDCO FOREX INC.
            (Exact name of registrant as specified in its charter)

                               ----------------

           Cayman Islands                                  N/A
    (State or other jurisdiction                    (I.R.S. Employer
  of incorporation or organization)                Identification No.)

          4 Greenway Plaza
           Houston, Texas                                 77046
   (Address of principal executive                     (Zip Code)
              offices)

      Registrant's telephone number, including area code: (713) 232-7500

          Securities registered pursuant to Section 12(b) of the Act:

              Title of class                       Exchange on which registered
              --------------                       ----------------------------
Ordinary Shares, par value $0.01 per share         New York Stock Exchange, Inc.

       Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of February 29, 2000, 210,247,625 ordinary shares were outstanding and the aggregate market value of such shares held by non-affiliates was approximately $8.2 billion (based on the reported closing market price of the ordinary shares on such date of $39 7/16 and assuming that all directors and executive officers of the Company are "affiliates," although the Company does not acknowledge that any such person is actually an "affiliate" within the meaning of the federal securities laws).

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 1999, for its 2000 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          TRANSOCEAN SEDCO FOREX INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

 Item                                                                      Page
 --------                                                                  ----
                                    PART I
 Items 1 through 4

 Item 1.  Business......................................................     1
          Recent Developments...........................................     1
          Merger of Transocean Offshore Inc. and Sedco Forex............     1
          Background of Transocean Offshore Inc. and Sedco Forex........     2
          Drilling Rig Types............................................     2
          Fleet Additions and Upgrades..................................     4
          Fleet Status..................................................     4
          Drilling Services.............................................     7
          Drilling Contracts............................................     7
          Significant Clients...........................................     8
          Industry Conditions and Competition...........................     8
          Markets.......................................................     9
          Operating Risks...............................................     9
          International Operations......................................    10
          Regulation....................................................    10
          Employees.....................................................    11
 Item 2.  Properties....................................................    12
 Item 3.  Legal Proceedings.............................................    12
 Item 4.  Submission of Matters to a Vote of Security Holders...........    13
          Executive Officers of the Registrant..........................    14

                                    PART II
 Items 5 through 9

 Item 5.  Market for Registrant's Common Equity and Related Shareholder
           Matters......................................................    16
 Item 6.  Selected Combined Financial Data..............................    16
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    17
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....    28
 Item 8.  Financial Statements and Supplementary Data...................    30
 Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................    58

                                   PART III
 Items 10 through 13

 Item 10. Directors and Executive Officers of the Registrant............    58
 Item 11. Executive Compensation........................................    58
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................    58
 Item 13. Certain Relationships and Related Transactions................    58

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
           K............................................................    58

                                    PART I

ITEM 1. Business

   On December 31, 1999, Transocean Sedco Forex Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company") completed its merger with Sedco Forex Holdings Limited ("Sedco Forex"), the former offshore contract drilling business of Schlumberger. Effective upon the merger, the Company changed its name from "Transocean Offshore Inc." to "Transocean Sedco Forex Inc." The merger followed the spin-off of Sedco Forex to Schlumberger shareholders on December 30, 1999. As a result of the merger, Schlumberger shareholders exchanged all of the Sedco Forex shares distributed to them by Schlumberger in the Sedco Forex spin-off for ordinary shares of the Company, and Sedco Forex became a wholly owned subsidiary of the Company.

   The Company is a leading international provider of offshore contract drilling services for oil and gas exploration, development and production. As of March 1, 2000, the Company owns, has partial ownership interests in, operates or has under construction 73 mobile offshore drilling units. The Company's active fleet includes 12 high-specification semisubmersibles, 31 second- and third-generation semisubmersibles, one ultra-deepwater Discoverer Enterprise-class drillship, four other drillships, 16 jackup rigs and three tenders. The Company also has under construction two additional Discoverer Enterprise-class drillships, the Discoverer Spirit and the Discoverer Deep Seas; three Sedco Express-class semisubmersibles, the Sedco Express, Sedco Energy and Cajun Express; and one independent-leg cantilevered jackup rig, the Trident 20. In addition to the 73 mobile offshore drilling units, the fleet includes one multi-purpose service jackup rig, six swamp barges and two land drilling rigs.

   The Company's core business is to contract these drilling rigs, related equipment and work crews primarily on a dayrate basis to drill offshore wells. The Company specializes in technically demanding segments of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services. The Company also provides additional services, including international turnkey drilling and management of third-party well service activities. The Company's ordinary shares are listed on the New York Stock Exchange under the symbol "RIG".

   Transocean Sedco Forex Inc. is a Cayman Islands corporation with offices located at 4 Greenway Plaza, Houston, Texas 77046. Its telephone number at that address is (713) 232-7500.

Recent Developments

   The Company and Amoco Production Company, a unit of BP Amoco plc, agreed to terminate the drilling contract for the semisubmersible Transocean Amirante effective January 4, 2000 and cancel the remaining 14 months of firm contract time on the rig for a cash settlement of approximately $25 million. The Transocean Amirante is currently idle in the U.S. Gulf of Mexico.

   The Company sold its coiled tubing drilling services business, Transocean Petroleum Technology, to Schlumberger for approximately $25 million. The sale closed February 29, 2000 and included 11 coiled tubing units in the United Kingdom and Norwegian sectors of the North Sea. The Company excluded from the sale its coiled tubing joint venture, Transocean-Nabors Drilling Technology LLC, and its drilling services joint venture with Baker Hughes Incorporated, Deep Vision L.L.C.

Merger of Transocean Offshore Inc. and Sedco Forex

   In the merger, Schlumberger shareholders received 0.1936 ordinary shares of the Company for each share of capital stock of Sedco Forex distributed in the spin-off of Sedco Forex. The Company issued 109,419,166 ordinary shares to Schlumberger shareholders in the merger, and issued an additional 145,102 ordinary shares that were sold on the market for cash paid in lieu of fractional shares. These aggregate issuances of 109,564,268 shares constituted approximately 52% of outstanding Company shares immediately following the merger. The Company has accounted for the merger using the purchase method of accounting, with Sedco Forex as the acquiror for accounting purposes.

   On December 31, 1999 following the merger, Sedco Forex repaid indebtedness to Schlumberger in the aggregate amount of $303.6 million with the proceeds of an intercompany loan from the Company to Sedco Forex. The Company borrowed the amount it required to fund this advance under a $400 million term loan agreement with a group of financial institutions led by SunTrust Bank, Atlanta.

Background of Transocean Offshore Inc. and Sedco Forex

   The Company was founded in 1953 by predecessors of Sonat Inc. and J. Ray McDermott & Co., Inc. to design and construct the first jackup rig in the Gulf of Mexico. The Company, then known as "The Offshore Company," began international drilling operations in the late 1950s and was one of the first contractors to offer drilling services in the North Sea. The Company was publicly traded from 1967 until 1978, when it became a wholly owned subsidiary of Sonat Inc. In June 1993, the Company, then known as "Sonat Offshore Drilling Inc.," completed an initial public offering of approximately 60 percent of the outstanding shares of its common stock. In July 1995, Sonat Inc. sold its remaining 40 percent interest in the Company through a secondary public offering. In September 1996, the Company acquired substantially all of the outstanding capital shares of Transocean ASA, a Norwegian offshore drilling company, for an aggregate purchase price of approximately $1.5 billion in common stock and cash, including direct transaction costs and costs of purchasing minority shares completed in 1997, and changed its name to "Transocean Offshore Inc." On May 14, 1999, the Company completed a corporate reorganization by which it changed its place of incorporation from Delaware to the Cayman Islands.

   The offshore contract drilling business of Sedco Forex resulted from the integration over time by Schlumberger of several drilling companies, principally Forex (Forages et Exploitations Petroliers) and Sedco Inc., and other asset acquisitions. Forex was founded in France in 1942 and began as a land drilling company in France, North Africa and the Middle East. Forex later moved into the offshore drilling market largely through its Neptune joint venture formed in the early 1960s with Languedocienne-Forenco. By the early 1970s, Schlumberger had acquired all of the shares of Forex and Neptune and had integrated their activities. Schlumberger acquired Sedco Inc. in 1984. Founded in 1947 and originally known as Southeastern Drilling Company, Sedco Inc. began drilling in shallow water marsh environments in the U.S. in the early 1950s and then expanded into international operations and deeper water markets.

   At the effective time of the merger, Sedco Forex owned, had an ownership interest in or operated 40 active mobile offshore drilling rigs. Sedco Forex's fleet consisted of four high-specification semisubmersibles, 20 other semisubmersibles, two drillships, 10 jackup rigs and four tenders, as well as one multi-purpose service jackup rig, six swamp barges and two land drilling rigs. Sedco Forex also had under construction three Sedco Express-class semisubmersibles and one independent-leg cantilevered jackup rig.

Drilling Rig Types

   The Company principally uses five types of drilling rigs:

  . semisubmersibles

  . drillships

  . jackups

  . tenders

  . swamp barges

   Semisubmersibles are floating vessels that can be submerged such that a substantial portion of the lower hull is below the water surface during drilling operations. They are generally well suited for operations in rough water conditions. High-specification semisubmersibles are those that were built or extensively upgraded since 1984 and have one or more of the following characteristics: larger physical size than other semisubmersibles; rated for drilling in water depths of over 4,000 feet; year-round harsh environment capability; variable deck load capability of greater than 4,000 metric tons; dynamic positioning; and superior motion characteristics. High-specification semisubmersibles are frequently the most suitable units for operations in deep water and harsh environments or for development drilling that requires larger variable loads and the ability to handle large pieces of subsea equipment. The Company is constructing three advanced semisubmersibles based on its proprietary Sedco Express design. The Company estimates that the Sedco Express rigs will be capable of reducing total well construction time by up to 25 percent. In addition to being dynamically positioned, these rigs are equipped for faster penetration rates, streamlined logistics, extensive mechanization and parallel tubular handling operations, supported by an integrated well construction center. Savings contributions are also designed to come from a high-powered, integrated mud and cement pumping system and built-in electric wireline logging, measurement while drilling (MWD), logging while drilling
(LWD) and coiled tubing operations.

   Drillships are generally self-propelled and designed to drill in the deepest water in which offshore drilling rigs currently operate. Shaped like conventional ships, they are the most mobile of the major rig types. The Company's drillships are either dynamically positioned, which allows them to maintain position without anchors through the use of their onboard propulsion and station-keeping systems, or are operated in a moored configuration. The Company's three Discoverer Enterprise-class drillships are equipped for dual-activity drilling, which is a well-construction technology developed by the Company that allows for drilling tasks associated with a single well to be accomplished in a parallel rather than sequential manner by utilizing two complete drilling systems under a single derrick. The dual-activity well construction process is designed to reduce critical path activity and improve efficiency in both exploration and development drilling. When the technology is applied in a deepwater environment, the Company estimates that efficiency improvements of up to 40 percent on development projects and 15 percent on exploration projects could be obtained. The 100,000 metric-ton displacement Discoverer Enterprise-class drillships will each possess a large enough variable deck load (20,000 metric tons) to allow the rigs to carry tubulars and consumables for the construction of three or more wells.

   Jackup rigs are mobile self-elevating drilling platforms equipped with legs that can be lowered to the ocean floor until a foundation is established to support the drilling platform. Once a foundation is established, the drilling platform is then jacked further up the legs so that the platform is above the highest expected waves. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas, helicopter landing deck and related equipment. These rigs are generally suited for water depths of 300 feet or less.

   Tenders are usually barges or semisubmersibles that are not self-propelled, but can be moored alongside a platform, and contain quarters, mud pits, mud pumps, power generation and other equipment. Tenders allow smaller, less costly platforms to be used for development projects. Self-erecting tenders carry their own derrick equipment set and have a crane capable of erecting the derrick on the platform, thereby eliminating the cost associated with a separate derrick house and related equipment. Tenders are generally suited for water depths of 460 feet or less.

   Swamp barges are usually not self-propelled, but can be moored alongside a platform, and contain quarters, mud pits, mud pumps, power generation and other equipment. Like tenders, swamp barges allow smaller, less costly platforms to be used for development projects. Swamp barges often carry their own derrick equipment set and crane. Swamp barges are generally suited for water depths of 25 feet or less.

   The Company's drilling equipment is suitable for both exploration and development drilling, and the Company is normally engaged in both types of drilling activity. The Company's drilling rigs are mobile and can be moved to new locations in response to client demand. All of the Company's mobile offshore drilling units are designed for operations away from port for extended periods of time and have living quarters for the crews, a helicopter landing deck and storage space for pipe and drilling supplies.

Fleet Additions and Upgrades

   The Discoverer Enterprise, the first of a new class of advanced, ultra-deepwater drillships employing the Company's dual-activity drilling system, commenced operations for a unit of BP Amoco under a five-year contract in December 1999. The rig is equipped with sufficient riser to drill in 8,500 feet of water and is capable of operating in water depths up to 10,000 feet with additional riser. The Company has two additional Discoverer Enterprise-class drillships, the Discoverer Spirit and the Discoverer Deep Seas, under construction. The Discoverer Spirit will be equipped with sufficient riser to drill in 10,000 feet of water, while the Discoverer Deep Seas will initially be equipped with sufficient riser to drill in 8,000 feet of water, but will be capable of drilling in water depths of up to 10,000 feet with additional riser. The Discoverer Spirit is currently in a U.S. Gulf Coast shipyard for outfitting with drilling equipment, and the Company expects it to be operational in the third quarter of 2000, working under a five-year contract for Spirit Energy 76, a division of Unocal. The Discoverer Deep Seas is under construction at the Astano shipyard in Spain and is expected to be operational in the fourth quarter of 2000, working under a five-year contract for Chevron. The Company expects to spend $69 million and $117 million in 2000 to complete construction of the Discoverer Spirit and Discoverer Deep Seas, respectively.

   The Company has three Sedco Express-class semisubmersible drilling rigs currently under construction, with two in France, the Sedco Express and Sedco Energy, and the remaining unit, the Cajun Express, in Singapore. The Trident 20 jackup is also under construction in Azerbaijan. The Sedco Express and Sedco Energy will be outfitted for operations in water depths of up to 6,000 feet and 7,500 feet, respectively, although each rig's design allows operations in up to 8,500 feet of water with additional riser. The Sedco Express is expected to commence a three year contract with Elf in Angola in the third quarter of 2000. The Sedco Energy is expected to commence a five year contract with Texaco in Nigeria in the third quarter of 2000. The Company expects to spend $77 million and $87 million in 2000 to complete construction of the Sedco Express and Sedco Energy, respectively.

   The Cajun Express will be equipped for operations in water depths of up to 8,500 feet, and the Company expects it to commence a three year contract with Marathon in the Gulf of Mexico in the third quarter of 2000. The Trident 20 jackup is a traditional independent-leg cantilevered jackup, designed for operations in the Caspian Sea in water depths of up to 300 feet. The rig is currently in a shipyard in Azerbaijan and is expected to be operational in the fourth quarter of 2000, working under a three year contract with Elf. The Company expects to spend $65 million and $32 million in 2000 to complete construction of the Cajun Express and Trident 20, respectively.

   In addition, the Company completed a $41 million life enhancement and upgrade project during 1999 for the Sedco 709 semisubmersible.

   For further discussion, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Capital Expenditures".

Fleet Status

   As of March 1, 2000, all but 25 of the Company's operational drilling rigs were working or had signed contracts for future operations, with contracts expiring from 2000 through 2005.

   The following table provides certain information about the Company's drilling rig fleet as of March 1, 2000.

                             Year       Water     Drilling
                            Entered     Depth      Depth
                           Service/   Capability Capability                                      Estimated
     Type and Name        Upgraded(a) (in feet)  (in feet)       Location          Customer    Expiration(b)
     -------------        ----------- ---------- ---------- -------------------  ------------- --------------
Sedco Express-class
 Semisubmersibles(3)
Cajun Express(e)(j).....   Newbuild      8,500     35,000   Shipyard (Singapore) Marathon       August 2003
Sedco Energy(f)(j)......   Newbuild      7,500     25,000   Shipyard (France)    Texaco         August 2005
Sedco Express(g)(j).....   Newbuild      7,500     25,000   Shipyard (France)    Elf            August 2003
Other High-Specification
 Semisubmersibles(12)
Transocean Marianas.....   1979/1998     7,000     25,000   U.S. Gulf of Mexico  Shell         September 2003
Sedco 707(j)............   1976/1997     6,500     25,000   Brazil               Petrobras      January 2002
Sedco 710(j)............     1983        6,000     25,000   Brazil               Petrobras      January 2001
Transocean Richardson...     1988        5,000     25,000   U.S. Gulf of Mexico  Kerr McGee      March 2000
                                                                                 Anadarko         May 2000
Sedco 709(j)............   1977/1999     5,000     25,000   Nigeria              Shell           April 2002
Transocean Leader.......   1987/1997     4,500     25,000   U.K. North Sea       BP Amoco        March 2001
Transocean Rather.......     1988        4,500     25,000   U.S. Gulf of Mexico  --                 Idle
Sovereign Explorer......     1984        4,000     25,000   U.K. North Sea       Marathon         May 2000
Henry Goodrich(d).......     1985        2,000     30,000   Canada               PetroCanada   February 2002
Paul B. Loyd, Jr.(d)....   1991/1993     2,000     25,000   U.K. North Sea       BP Amoco        July 2000
Transocean Arctic(c)....     1986        1,650     25,000   Norwegian North Sea  Statoil       February 2002
Polar Pioneer...........     1985        1,500     25,000   Norwegian North Sea  Norsk Hydro   September 2001
Other
 Semisubmersibles(31)
Sedco 700...............   1973/1997     3,600     25,000   Gabon (Shipyard)     Energy Africa   June 2000
Transocean Legend.......     1983        3,500     25,000   Brazil               Petrobras       June 2000
Transocean Amirante.....   1978/1997     3,500     25,000   U.S. Gulf of Mexico  --                 Idle
Transocean Driller......     1991        3,000     25,000   Brazil               Petrobras       June 2000
Omega(i)(q).............     1983        3,000     25,000   South Africa         --                 Idle
Transocean 96...........   1975/1997     2,300     25,000   U.S. Gulf of Mexico  Anadarko        July 2000
Transocean 97...........   1977/1997     2,300     25,000   U.S. Gulf of Mexico  --                 Idle
Transocean John
 Shaw(q)................     1982        1,800     25,000   U.K. North Sea       --                 Idle
Sedco 711...............     1982        1,800     25,000   U.K. North Sea       Total           March 2000
                                                                                 Enterprise      June 2000
Sedco 712...............     1983        1,600     25,000   U.K. North Sea       Shell         December 2000
Sedco 714...............   1983/1997     1,600     25,000   Canada               Huskey        November 2000
Actinia.................     1982        1,500     25,000   Malta                --                 Idle
Drillstar(h)............     1982        1,500     25,000   U.K. North Sea       Chevron       November 2000
Sedco 600(q)............   1983/1994     1,500     25,000   Vietnam              --                 Idle
Sedco 601...............     1983        1,500     25,000   Indonesia            Unocal          July 2000
Sedco 602(q)............     1983        1,500     25,000   Singapore            --                 Idle
Sedneth 701.............   1972/1993     1,500     25,000   Congo                Elf            August 2000
Sedco 702...............   1973/1992     1,500     25,000   Australia            BHP              May 2000
Sedco 703...............   1973/1995     1,500     25,000   Australia            INPEX           June 2000
Sedco 708...............     1976        1,500     25,000   Angola               Chevron         April 2000
Transocean Winner(c)....     1983        1,500     25,000   Norwegian North Sea  Statoil         July 2003
Transocean Searcher(c)..   1983/1988     1,500     25,000   Norwegian North Sea  Statoil         July 2003
Transocean Prospect(c)..   1983/1992     1,500     25,000   Norwegian North Sea  Statoil        October 2000
Transocean Wildcat(c)...   1977/1985     1,300     25,000   Norwegian North Sea  Statoil         June 2001
Transocean Explorer.....     1976        1,250     25,000   U.K. North Sea       --                 Idle
Transocean Discoverer...   1977/1985     1,250     25,000   U.K. North Sea       --                 Idle
Sedco 704...............   1974/1993     1,000     25,000   U.K. North Sea       Kerr McGee      March 2000
                                                                                 Texaco        February 2002
Sedco 706...............   1976/1994     1,000     25,000   U.K. North Sea       Total           June 2000
Sedco Explorer(h).......   1975/1995     1,000     25,000   U.K. North Sea       --                 Idle
Sedco I-Orca(i).........   1970/1987       900     25,000   South Africa         Soekor           May 2001
Sedco 135D..............   1966/1977       600     25,000   Brazil               --                 Idle
Discoverer Enterprise-
 class Drillships(3)
Discoverer
 Enterprise(j)..........     1999       10,000     35,000   U.S. Gulf of Mexico  BP Amoco      December 2004
Discoverer
 Spirit(j)(k)...........   Newbuild     10,000     35,000   Shipyard (U.S.)      Unocal          July 2005
Discoverer Deep
 Seas(j)(l).............   Newbuild     10,000     35,000   Shipyard (Spain)     Chevron       December 2005
Other Drillships(4)
Discoverer Seven
 Seas(j)................   1976/1997     7,000     25,000   Brazil               Petrobras       March 2002
Discoverer 534(j).......   1975/1991     7,000     25,000   U.S. Gulf of Mexico  Elf             March 2000
                                                                                 BP Amoco       October 2000
Joides
 Resolution(j)(m).......     1978       27,000     30,000   Worldwide            Texas A&M     September 2003
Sagar Vijay(i)..........     1985        2,950     20,000   India                ONGC          December 2000

                            Year       Water     Drilling
                           Entered     Depth      Depth
                          Service/   Capability Capability                                      Estimated
     Type and Name       Upgraded(a) (in feet)  (in feet)        Location          Customer   Expiration(b)
     -------------       ----------- ---------- ---------- --------------------  ------------ --------------
Jackup Rigs(17)
Transocean Jupiter......  1981/1997     170       16,000   UAE                   --                Idle
Offshore Comet..........    1980        250       20,000   Gulf of Suez, Egypt   GUPCO        September 2000
Offshore Mercury........  1969/1998     250       20,000   Gulf of Suez, Egypt   GUPCO        September 2000
Transocean III..........  1978/1993     300       20,000   UAE                   --                Idle
Shelf Explorer..........    1982        300       25,000   Danish North Sea      Maersk        August 2000
Transocean Nordic.......    1984        300       25,000   German North Sea      Wintershall    June 2000
Trident II..............  1977/1985     300       25,000   India                 ONGC          January 2001
Trident IV..............  1980/1999     300       25,000   Angola                Chevron      February 2002
Trident VI..............    1981        300       21,000   Nigeria               --                Idle
Trident VIII(q).........    1981        300       21,000   Nigeria               --                Idle
Trident IX(o)...........    1982        400       21,000   Thailand              SOCO           March 2000
Trident XII.............  1982/1992     300       25,000   Brunei                Shell          July 2000
Trident XIV.............  1982/1994     300       20,000   Angola                Chevron        June 2000
Trident 15..............    1982        300       25,000   Vietnam               Petrovietnam   March 2000
Trident 16(o)...........    1982        300       25,000   Thailand              PTTEP          July 2000
Trident 17..............    1983        355       25,000   Indonesia             Premier       August 2000
Trident 20(p)...........  Newbuild      300                Shipyard (Azerbaijan) Elf          December 2003
Tenders(3)
Searex 9................    1981        460       21,000   Congo                 Elf          December 2000
Searex 10...............  1983/1994     450       21,000   Angola                --                Idle
Searex 11...............    1983        350       20,000   Singapore             --                Idle
Multi-Purpose Service
 Vessel
Mr. John(n).............  1985/1993     N/A          N/A   Nigeria               --                Idle
Swamp Barges(6)
Searex 4................  1981/1989      21       25,000   Nigeria               --                Idle
Searex 6................  1981/1991      22       25,000   Nigeria               --                Idle
Searex 7................    1980         25       20,000   Indonesia             --                Idle
Searex 8................  1985/1989      25       21,000   Indonesia             --                Idle
Searex 12...............  1982/1992      25       25,000   Nigeria               Shell          July 2000
Hibiscus(p).............  1979/1993      25       16,000   Indonesia             Total          April 2000
Land Rigs(2)
Rig 1...................  1976/1996     N/A       15,000   Nigeria               --                Idle
Rig 54..................    1981        N/A       15,000   Nigeria               --                Idle

-------
(a) Dates shown are the original service date and the date of the most recent upgrade, if any.
(b) Expiration dates represent the Company's current estimate of the earliest date the contract for each rig is likely to expire. Some rigs have two contracts in continuation, so the second line shows the estimated earliest availability. Many contracts permit the client to extend the contract.
(c) Participating in a cooperation agreement with Statoil. See "Drilling Contracts."
(d) Owned by Arcade Drilling as, a Norwegian company in which the Company has a 25% interest and which is controlled by a competitor. See Note 13 to the combined financial statements of the Company.
(e) The Cajun Express is expected to be operational in the third quarter of 2000. The contract provides for termination if the rig is not delivered by March 31, 2001.
(f) The Sedco Energy is expected to be operational in the third quarter of 2000. If delivery of the rig is delayed beyond the contract delivery date, the contract provides for a reduction in its term equivalent to the period of delayed delivery.
(g) The Sedco Express is expected to be operational in the third quarter of 2000. The contract provides for termination if the rig is not made available by December 28, 2000.
(h) Operated under a bareboat charter with the rig's owner, a wholly owned subsidiary of Sea Wolf Drilling Limited, in which the Company has a 25% interest. See Note 13 to the combined financial statements of the Company.
(i) Operated under a management contract with the rig's owner.
(j) Dynamically positioned.
(k) The Discoverer Spirit is in a U.S. Gulf Coast shipyard for outfitting with drilling equipment. The Company expects it to be operational in the third quarter of 2000, working under a five-year contract for Spirit Energy 76, a division of Unocal.
(l) The Discoverer Deep Seas is under construction at the Astano shipyard in Spain. The Company expects it to be operational in the fourth quarter of 2000, working under a five-year contract for Chevron.
(m) The Joides Resolution is currently engaged in scientific geological coring activities and is owned by a joint venture in which the Company has a 50% interest. See Note 13 to the combined financial statements of the Company.
(n) The Mr. John is a multi-purpose service jackup rig capable of being used for workovers or associated services.
(o) Owned by an unrelated third party and leased by the Company as a part of a secured rig financing. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Debt."
(p) Owned by a joint venture owned more than 50% by the Company. The Trident 20 is expected to be operational in the fourth quarter of 2000. The contract provides for termination if the rig is not delivered by February 12, 2002.
(q) As of March 1, 2000, the client had awarded a letter of intent although the drilling contract was not yet signed.

   Upon the expiration of existing contracts, there can be no assurance that such contracts will be renewed or extended, that new contracts will be available or, if contracts are available, that they will provide revenues adequate to cover all fixed and variable costs associated with the rigs.

   As of March 1, 2000, the Company's active fleet was located in the Gulf of Mexico (8 units), the North Sea (20 units), the Middle East (4 units), Asia including Australia (14 units), Africa (18 units), Brazil (6 units), India (2 units), Canada (2 units) and Malta (1 unit). Additionally, the Joides Resolution is contracted for a worldwide research program and as of such date was in Antartica.

   The Company maintains offices, land bases and other facilities worldwide, including corporate offices in Houston, Texas and regional offices in the U.S., Brazil, UK, Norway, France, Dubai and Indonesia. The Company's remaining offices and bases are located in various countries in North America, South America, Europe, Africa, the Middle East and Asia. Most of these facilities are leased by the Company.

Drilling Services

   The Company uses its engineering and operating expertise to provide management of third party drilling service activities. These services are provided through service teams generally consisting of Company personnel and third-party subcontractors, with the Company frequently serving as lead contractor. The work generally consists of individual contractual agreements to meet specific client needs and may be provided on either a dayrate or fixed price basis. As of March 1, 2000, the Company performed such services under a contract in the North Sea.

Drilling Contracts

   The Company's contracts to provide offshore drilling services are individually negotiated and vary in their terms and provisions. The Company obtains most of its contracts through competitive bidding against other contractors. Drilling contracts generally provide for payment on a dayrate basis, with higher rates while the drilling unit is operating and lower rates for periods of mobilization or when drilling operations are interrupted or restricted by equipment breakdowns, adverse environmental conditions or other conditions beyond the control of the Company. At times, the Company performs drilling services under turnkey contracts, which provide for payment of a fixed price per well. Revenues from dayrate contracts have historically accounted for substantially more of the Company's revenues than turnkey contracts.

   A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well or group of wells or covering a stated term. These contracts typically can be terminated by the client in the event the drilling unit is destroyed or lost, or if drilling operations are suspended for a specified period of time as a result of a breakdown of major equipment or, in some cases, due to other events beyond the control of either party. In addition, the drilling contracts for certain newbuild rigs contain termination or term reduction provisions tied to late delivery of these units. The contract term in some instances may be extended by the client exercising options for the drilling of additional wells or for an additional term, or by exercising a right of first refusal. In reaction to depressed market conditions, the Company's clients may seek renegotiation of firm drilling contracts to reduce their obligations or may seek to terminate their contracts by paying a termination fee to the Company.

   The Company and Statoil are parties to a cooperation agreement extending through 2005. Under the cooperation agreement, the Company has committed five semisubmersibles--the Transocean Arctic, Transocean Prospect, Transocean Searcher, Transocean Wildcat and Transocean Winner--for varying contract periods, with Statoil having options to extend the contracts at market rates in minimum two-year intervals for the remainder of the term of the cooperation agreement.

   Under turnkey contracts, the Company agrees to drill a well to a specified depth for a fixed price. In general, no payment is received by the Company unless the well is drilled to the specified depth. The Company must bear the costs of performing drilling services until the well has been drilled and, accordingly, such projects may require significant cash commitments by the Company. In addition, profitability of the contract is dependent upon keeping expenses within the estimates used by the Company in determining the contract price. In performing a turnkey project, the Company employs a drilling unit from its own fleet or from another contractor under a dayrate contract. Drilling a well under a turnkey contract offers the possibility of financial gains or losses that are substantially greater than those which would ordinarily result from drilling such well under a conventional dayrate contract, because the Company retains any excess of the fixed price over its expenses (including the drilling unit dayrate) but must pay any excess of expenses over such price. The financial results of turnkey contracts depend upon the performance of the drilling unit, drilling conditions and other factors, some of which are beyond the Company's control. As of March 1, 2000, the Company had no ongoing turnkey drilling operations.

Significant Clients

   During the past five years, the Company has engaged in offshore drilling for most of the leading international oil companies (or their affiliates) in the world, as well as for many government-controlled and independent oil companies. Principal clients included the Royal Dutch Shell Group, Statoil, Texaco, BP Amoco, Chevron, Total, Woodside, Unocal, Elf, Pemex, Gulf of Suez Petroleum Company, Petrobras and Norsk Hydro. The Company's largest unaffiliated clients in 1999 were Statoil, Royal Dutch Shell Group and Petrobras, accounting for 16 percent, 15 percent and 11 percent, respectively, of the Company's 1999 pro forma combined operating revenues. No other unaffiliated client accounted for ten percent or more of the Company's 1999 pro forma combined operating revenues (see Note 3 to the combined financial statements of the Company). The loss of any of these significant clients could, at least in the short term, have a material adverse effect on the Company.

Industry Conditions and Competition

   The Company's business depends on the level of activity in offshore oil and gas exploration, development and production in markets worldwide. Oil and gas prices, market expectations of potential changes in these prices and a variety of political and economic factors significantly affect this level of activity. Oil and gas prices are extremely volatile and are affected by numerous factors, including worldwide demand for oil and gas, the ability of the Organization of Petroleum Exporting Countries (commonly called "OPEC") to set and maintain production levels and pricing, the level of production of non-OPEC countries, the policies of the various governments regarding exploration and development of their oil and gas reserves, advances in exploration and development technology and the political environment in oil-producing regions.

   The offshore contract drilling industry is highly competitive with numerous industry participants, none of which has a dominant market share. Some of the Company's competitors may have greater resources than the Company.

   Drilling contracts are traditionally awarded on a competitive bid basis. Intense price competition is often the primary factor in determining which qualified contractor is awarded a job, although rig availability and the quality and technical capability of service and equipment may also be considered.

   The Company's industry has historically been cyclical. There have been periods of high demand, short rig supply and high dayrates, followed by periods of low demand, excess rig supply and low dayrates. The industry experienced a period of significantly lower demand in 1999 as a result of reduced spending for exploration and development by the Company's customers in response to dramatically lower crude oil prices during 1998. In addition, rig availability has increased as a result of contract expirations and construction by other drilling contractors of new rigs that compete with the Company's rigs. Periods of excess rig supply intensify the competition in the industry and often result in rigs being idle for long periods of time. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Outlook."

   The Company requires highly skilled personnel to operate and provide technical services and support for its drilling units. To the extent demand for drilling services and the size of the worldwide industry fleet increase, shortages of qualified personnel could arise, creating upward pressure on wages. The Company is continuing its recruitment and training programs as required to meet its anticipated personnel needs.

   As of March 1, 2000, the Company had six newbuild rigs in shipyards under construction or undergoing sea trials. These construction projects are subject to the risks of delay or cost overruns inherent in large construction projects, including shipyard availability, shortages of equipment, materials or skilled labor, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases and difficulty in obtaining necessary equipment or the requisite permits or approvals. These factors may contribute to cost variations and delays in the delivery of the Company's drilling units under construction. Delays in delivery of these units will result in delays in contract commencements, resulting in a loss of revenue to the Company. These delays may also cause clients to terminate the drilling contracts for certain of these rigs pursuant to late delivery termination clauses. In the event of termination of a drilling contract for one of these rigs, it is unlikely that the Company would be able to secure a replacement contract on as favorable terms. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations--Market Outlook."

Markets

   Rigs can be moved from one region to another, but the cost of moving a rig and the availability of rig-moving vessels may cause the supply and demand balance to vary somewhat between regions. However, significant variations between regions do not tend to exist long-term because of rig mobility. Rig mobility causes markets to be defined more by technical capability than by region.

   In recent years, there has been increased emphasis by oil companies on exploring for hydrocarbons in deeper waters. This is, in part, because of technological developments that have made such exploration more feasible and cost-effective. Shallow water regions have been developed much more than deep water regions because shallow regions are more accessible and operations there are less costly to conduct.

Operating Risks

   The Company's operations are subject to the usual hazards inherent in the drilling of oil and gas wells, such as blowouts, reservoir damage, loss of production, loss of well control, punchthroughs, cratering or fires. The occurrence of these events could result in the suspension of drilling operations, damage to or destruction of the equipment involved and injury or death to rig personnel. Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, failure of subcontractors to perform or supply goods or services or personnel shortages. In addition, offshore drilling operations are subject to perils peculiar to marine operations, including capsizing, grounding, collision and loss or damage from severe weather. Damage to the environment could also result from the Company's operations, particularly through oil spillage or extensive uncontrolled fires.

   The Company maintains broad insurance coverage, including insurance against general and marine third-party liabilities. The Company's offshore drilling equipment is covered by physical damage insurance policies, which cover against marine and other perils, including losses due to capsizing, grounding, collision, fire, lightning, hurricanes, wind, storms, action of waves, punchthroughs, cratering, blowouts, explosions and war risks. The Company also carries employer's liability and other insurance customary in the offshore contract drilling business.

   Consistent with standard industry practice, the Company's clients generally assume, and indemnify the Company against, well control and subsurface risks under dayrate contracts. These risks are those associated with the loss of control of a well, such as blowout or cratering, the cost to regain control or redrill the well and associated pollution. The Company typically does not carry insurance against such risks under dayrate contracts. However, the Company cannot guarantee that these clients will necessarily be financially able to indemnify it against all these risks.

   The Company believes it is adequately insured in accordance with industry standards against normal risks in its operations; however, such insurance coverage may not in all situations provide sufficient funds to protect the Company from all liabilities that could result from its drilling operations. Although the Company's current practice is to insure its drilling units for at least the net book value of the units, the Company's insurance would not cover completely the costs that would be required to replace certain of its units, including certain of its high specification semisubmersibles and drillships. Moreover, the Company's insurance coverage in most cases does not protect against loss of revenues. Accordingly, the occurrence of a casualty or loss against which the Company is not fully insured could have a material adverse effect on the Company's financial position and results of operations.

   The Company is subject to liability under various environmental laws and regulations. See "--Regulation." The Company has generally been able to obtain some degree of contractual indemnification pursuant to which the Company's client agrees to protect and indemnify the Company from liability for pollution, well and environmental damages; however, there is no assurance that the Company can obtain such indemnities in all of its contracts or that, in the event of extensive pollution and environmental damages, the clients will have the financial capability to fulfill their contractual obligations to the Company. No such indemnification is typically available for turnkey operations. Also, these indemnities may not be enforceable in all instances. For some contracts where the risk allocation or counterparty risk exposure is considered high, the Company can purchase additional insurance such as "operators extra expense insurance" against well control risks.

International Operations

   The Company's operations are geographically dispersed in oil and gas exploration and development areas throughout the world. Because the Company's drilling rigs are mobile assets and able to be moved according to prevailing market conditions, the Company cannot predict the percentage of its revenues that will be derived from particular geographic or political areas in future periods.

   The Company's operations are subject to certain political and other uncertainties, including risks of war and civil disturbances or other events that disrupt markets, expropriation of equipment, inability to repatriate income or capital, taxation policies and the general hazards associated with governmental sovereignty over certain areas in which operations are conducted. The Company is protected to a substantial extent against capital loss, but generally not loss of revenue, from most of such risks through insurance, indemnity provisions in its drilling contracts, or both. The necessity of insurance coverage for risks associated with political unrest, expropriation and environmental remediation for operating areas not covered under the Company's existing insurance policies is evaluated on an individual contract basis. As of March 1, 2000, all areas in which the Company was operating were covered by existing insurance policies.

   The Company's operations are also subject to significant government regulation. Many governments favor or effectively require the awarding of drilling contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may adversely affect the Company's ability to compete. The Company expects to continue to structure its operations in order to remain competitive in the international markets.

   Another risk inherent in the Company's operations is the possibility of currency exchange losses where revenues are received and expenses are paid in nonconvertible currencies. The Company may also incur losses as a result of an inability to collect revenues because of a shortage of convertible currency available to the country of operations. The Company seeks to limit these risks by structuring contracts such that compensation is made in freely convertible currencies and, to the extent possible, by limiting acceptance of blocked currencies to amounts that match its expense requirements in local currency. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk-- Foreign Exchange Risk."

Regulation

   The Company's operations are affected from time to time in varying degrees by governmental laws and regulations. The drilling industry is dependent on demand for services from the oil and gas exploration industry and, accordingly, is affected by changing tax and other laws relating to the energy business generally.

   International contract drilling operations are subject to various laws and regulations in countries in which the Company operates, including laws and regulations relating to the equipping and operation of drilling units, currency conversions and repatriation, oil and gas exploration and development, taxation of offshore earnings and earnings of expatriate personnel and use of local employees and suppliers by foreign contractors. Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exportation of oil and gas and other aspects of the oil and gas industries in their countries. In addition, government action, including initiatives by OPEC, may continue to cause oil price volatility. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil companies and may continue to do so.

   In the United States, regulations applicable to the Company's operations include certain regulations controlling the discharge of materials into the environment, requiring removal and cleanup of materials that may harm the environment or otherwise relating to the protection of the environment. For example, the Company, as an operator of mobile offshore drilling units in navigable United States waters and certain offshore areas, may be liable for damages and costs incurred in connection with oil spills for which it is held responsible, subject to certain limitations. Laws and regulations protecting the environment have become more stringent in recent years, and may in certain circumstances impose "strict liability," rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company which were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the Company's financial position and results of operations.

   The U.S. Oil Pollution Act of 1990 ("OPA") and regulations promulgated pursuant thereto impose a variety of requirements on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills. Few defenses exist to the liability imposed by the OPA, and such liability could be substantial. A failure to comply with ongoing requirements or inadequate cooperation in a spill event could subject a responsible party to civil or criminal enforcement action.

   The U.S. Outer Continental Shelf Lands Act authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the Outer Continental Shelf. Specific design and operational standards may apply to Outer Continental Shelf vessels, rigs, platforms, vehicles and structures. Violations of environmental related lease conditions or regulations issued pursuant to the Outer Continental Shelf Lands Act can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and canceling leases. Such enforcement liabilities can result from either governmental or citizen prosecution.

   Certain of the other countries in whose waters the Company is presently operating or may operate in the future have regulations covering the discharge of oil and other contaminants in connection with drilling operations.

   Although significant capital expenditures may be required to comply with these governmental laws and regulations, such compliance has not materially adversely affected the earnings or competitive position of the Company.

Employees

   As of December 31, 1999, the Company had approximately 7,300 employees. The Company requires highly skilled personnel to operate its drilling units. As a result, the Company conducts extensive personnel recruiting, training and safety programs.

   On a worldwide basis, the Company had approximately 22 percent of its employees working under collective bargaining agreements at December 31, 1999, most of whom were working in Norway and Nigeria.

Of these represented employees, a majority are working under agreements that are subject to salary negotiation in 2000.

ITEM 2. Properties

   The description of the Company's property included under "Item 1. Business" is incorporated by reference herein.

ITEM 3. Legal Proceedings

   During 1997, Kvaerner Installasjon a.s ("Kvaerner") in Norway performed modification and refurbishment work on a high specification semisubmersible drilling rig, the Transocean Leader. The amount owed with respect to such work is in dispute. A letter of credit valued at approximately $27.5 million as of December 31, 1999 has been posted pending the resolution of the dispute by agreement between the parties or by final judgment under the Norwegian judicial process. In September 1998, the Company instituted an action in the Norwegian courts alleging that it owes no additional amounts and that the letter of credit should be released. In March 1999, Kvaerner commenced proceedings in the Norwegian courts seeking judgment for approximately $33 million plus interest. The Company vigorously denies the material allegations of Kvaerner's petition and expects a trial date to be set in the fourth quarter of 2000. Although the Company cannot predict with certainty the outcome of the dispute at this time, the Company does not expect the liability, if any, resulting from this matter to have a material adverse effect on its business or financial position.

   In 1990 and 1991, two of the Company's subsidiaries were served with various assessments collectively valued at approximately $7.4 million from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services. The Company believes that neither subsidiary is liable for the taxes and has contested the assessments in the Brazilian administrative and court systems. The proceeding with respect to a June 1991 assessment, which was valued at approximately $6.3 million, is now pending before the Brazil Supreme Court. The lower courts and the superior court of appeals have rejected the Company's arguments. An August 1990 assessment also had an unfavorable ruling at the first and second court levels and is being submitted to the Brazil Supreme Court. The Company is awaiting a ruling from the Taxpayer's Council as to an October 1990 assessment. If the Company's defenses are ultimately unsuccessful, the Company believes that the Brazilian government-controlled oil company, Petrobras, has a contractual obligation to reimburse the Company for municipal tax payments required to be paid by them. The Company does not expect the liability, if any resulting from these assessments to have a material adverse effect on the Company's business or financial position.

   Global Marine Drilling Company ("Global Marine") initiated an arbitration proceeding in London in December 1997 against a subsidiary of Sedco Forex. Global Marine alleges a claim for approximately $85 million (plus interest and costs) for an alleged late return of a chartered rig and for breach of maintenance obligations under the charter. In February 1998, the tribunal held that the charter expired January 20, 1998, plus time for physical delivery. The rig was not redelivered until May 1998 and, accordingly, the Company will probably be required to pay some dayrate for the period from January 1998 until redelivery. The amount of any damages has not been set and hearings on various issues are set for later this year. The Company disputes Global Marine's allegations and is vigorously defending the case. The arrestment previously placed on the rig, Sovereign Explorer, in connection with the proceedings has been lifted. Although the Company cannot predict with certainty the outcome of the dispute at this time, the Company does not expect that the ultimate liability, if any, resulting from the matter will have a material adverse effect on its business or financial position.

   RIGCO North America, LLC ("RIGCO"), a subsidiary of Tatham Offshore Inc., filed suit in Texas state court in July 1999 asserting various claims in connection with shipyard and rig management contracts for two rigs managed on behalf of RIGCO. As a result of the merger, Sedco Forex assumed liability for these claims. RIGCO alleges breach of contract, negligence and fraud and claims damages of approximately $51 million, plus exemplary damages, attorney's fees and other unspecified damages. In August 1999, RIGCO filed for voluntary bankruptcy protection in the U.S. federal bankruptcy court sitting in Texas. As part of the bankruptcy proceedings, RIGCO filed a preference action in September 1999. RIGCO seeks to avoid alleged transfers of approximately $4.2 million and to have those funds returned to the RIGCO bankruptcy estate. The Company disputes the allegations and is vigorously defending the case. Although the Company cannot predict with certainty the outcome of the dispute at this time, the Company does not expect that the liability, if any, resulting from the matter will have a material adverse effect on its business or financial position.

   The Indian Customs Department, Mumbai, filed a "show cause notice" against a subsidiary of Sedco Forex and various third parties on July 8, 1999. The show cause notice alleges that the entry into India and other subsequent movements of the Trident 2 jackup rig operated by the subsidiary constituted imports and exports for which proper customs procedures were not followed and that customs duties should have been paid, and seeks payment of customs duties, with interest and penalties, and confiscation of the rig. In connection with these allegations, the customs authorities confiscated the rig, which confiscation was stayed by application to the High Court, Mumbai, until one month following the order of the Customs Department in respect of the show cause notice. In January 2000, the Customs Department issued an order in respect of the show cause notice, directing the Company to pay an approximately $3.5 million redemption fee for the rig in lieu of confiscation and approximately $1.5 million in penalties in addition to the amount of customs duties owed, which were unspecified in the order. The Company disputes the ruling and is vigorously defending the case. In February 2000, the Company filed an appeal with the Customs, Excise, Gold (Exchange), Appellate Tribunal (CEGAT) and an application with the High Court in Mumbai to have the confiscation of the rig stayed pending the outcome of the appeal. The Company does not expect that the ultimate liability, if any, resulting from the matter will have a material adverse effect on its business or financial position.

   The Company and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of the Company's business. The Company does not believe that ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on its business or financial position.

   In January 2000, an anchor from one of the Company's drilling rigs was accidentally released as a result of an anchor winch failure while the rig was under tow to a drilling location in the U.S. Gulf of Mexico. The incident resulted in damage to offshore facilities, including a crude oil pipeline, the release of hydrocarbons from the damaged section of the pipeline and the shutdown of the pipeline and affected production platforms. All appropriate governmental authorities were notified, and the Company cooperated fully with the operator and relevant authorities in support of the remediation efforts. Following the incident, the operator of the pipeline and certain other joint owners and affected producers have notified the Company that they consider the Company liable for the resulting damages. The Company expects that existing insurance will substantially cover any potential liability associated with this matter.

ITEM 4. Submission of Matters to a Vote of Security Holders

   During the fourth quarter of 1999, the Company submitted to a vote of its shareholders the proposed merger with Sedco Forex and certain related matters. These matters were submitted to a vote of the Company's shareholders at an Extraordinary General Meeting of Shareholders held on December 10, 1999. At that meeting, the shareholders voted to approve all of the matters presented to them for consideration. Of the 100,574,790 ordinary shares outstanding at the time, 69,056,133 were eligible to be voted at the meeting. There were no broker non-votes. The results were as follows:

Proposal 1: The increase of the Company's authorized ordinary share capital to
            $3,000,000, consisting of 300,000,000 ordinary shares, par value $0.01 per share.

      For............................................................ 68,486,649
      Against........................................................    434,423
      Abstain........................................................    135,061

Proposal 2: The issuance of ordinary shares under the terms of the Agreement and Plan of Merger, dated as of July 12, 1999, among Schlumberger Limited, Sedco Forex Holdings Limited, Transocean Offshore Inc. and the Company's wholly owned subsidiary, Transocean SF Limited.

      For............................................................ 68,489,713
      Against........................................................    381,268
      Abstain........................................................    185,152

Proposal 3: The change of the Company's name to "Transocean Sedco Forex Inc."
            as a special resolution to be implemented only upon the completion of the merger under the Agreement and Plan of Merger.

      For............................................................ 68,540,459
      Against........................................................    393,795
      Abstain........................................................    121,879

Proposal 4: The amendment of the Company's Long-Term Incentive Plan to, among other things, increase the number of ordinary shares reserved for issuance under the plan from 6,300,000 to 13,300,000.

      For............................................................ 63,018,567
      Against........................................................  5,803,364
      Abstain........................................................    234,202

Proposal 5: The amendment of the Company's Employee Stock Purchase Plan to, among other things, increase the number of ordinary shares reserved for issuance under the plan from 250,000 to 750,000.

      For............................................................ 67,953,930
      Against........................................................    906,652
      Abstain........................................................    195,551

Executive Officers of the Registrant

                                                                              As of
        Officer                               Office                      March 1, 2000
        -------                               ------                      -------------
J. Michael Talbert...... President, Chief Executive Officer and Director        53
Jean P. Cahuzac......... Executive Vice President and President, Europe,        46
                          Middle East and Africa
W. Dennis Heagney....... Executive Vice President and President, Asia and       52
                          Americas
Jon C. Cole............. Executive Vice President, Marketing                    47
Robert L. Long.......... Executive Vice President, Chief Financial              54
                          Officer and Treasurer
Donald R. Ray........... Senior Vice President, Technical Services              53
Eric B. Brown........... Vice President, General Counsel and Secretary          48
Barbara S.               Vice President and Chief Information Officer           41
 Koucouthakis...........
David Mullen............ Vice President, Human Resources                        42
Ricardo Rosa............ Vice President and Controller                          43
Brian C. Voegele........ Vice President, Finance                                40

   Each of the Company's executive officers was elected to his or her current position effective December 31, 1999 in connection with the Sedco Forex merger. The officers of the Company are elected annually by the Board of Directors. There is no family relationship between any of the above-named executive officers.

   J. Michael Talbert has served as the Chief Executive Officer and a member of the Board of Directors of the Company since August 1994. Mr. Talbert also served as Chairman of the Board of the Company from August 1994 until the time of the Sedco Forex merger, at which time he assumed the additional position of President of the Company. Mr. Talbert is also a director of Equitable Resources, Inc. Prior to assuming his duties with the Company, Mr. Talbert was President and Chief Executive Officer of Lone Star Gas Company, a natural gas distribution company and a division of Ensearch Corporation.

   Jean P. Cahuzac is an Executive Vice President and the President, Europe, Middle East and Africa of the Company. Mr. Cahuzac served as the President of Sedco Forex from January 1999 until the time of the Sedco Forex merger, at which time he assumed his current positions with the Company. Mr. Cahuzac served as Vice President--Operations Manager of Sedco Forex from May 1998 to January 1999, Region Manager--Europe, Africa and CIS of Sedco Forex from September 1994 to May 1998 and Vice President/General Manager--North Sea Region of Sedco Forex from February 1994 to September 1994. He had been employed by Schlumberger since 1979.

   W. Dennis Heagney is an Executive Vice President and the President, Asia and the Americas of the Company. Mr. Heagney served as a director of the Company from June 12, 1997 and President and Chief Operating Officer of the Company from April 1, 1986 until the time of the Sedco Forex merger, at which time he assumed his current positions. He has been employed by the Company since 1969 and was elected Vice President in 1983 and Senior Vice President in 1984.

   Jon C. Cole is the Executive Vice President, Marketing of the Company. Mr. Cole served as Senior Vice President of the Company from April 1, 1993 until the time of the Sedco Forex merger, at which time he assumed his current position. Mr. Cole joined the Company in 1978 and was elected Vice President in 1990.

   Robert L. Long is an Executive Vice President, Chief Financial Officer and Treasurer of the Company. Mr. Long has served as Chief Financial Officer of the Company since August 1996. Mr. Long also served as Senior Vice President of the Company from May 1, 1990 and Treasurer of the Company from September 1, 1997 until the time of the Sedco Forex merger, at which time he assumed the additional position as Executive Vice President. Mr. Long has been employed by the Company since 1976 and was elected Vice President in 1987.

   Donald R. Ray is the Senior Vice President, Technical Services of the Company. Mr. Ray served as Senior Vice President of the Company, with responsibility for technical services, from December 1, 1996 until the time of the Sedco Forex merger, at which time he assumed his current position. Mr. Ray has been employed by the Company since 1972 and has served as a Vice President of the Company since 1986.

   Eric B. Brown has served as the Vice President and General Counsel of the Company since February 1, 1995 and Secretary of the Company since September 29, 1995. Prior to assuming his current position with the Company, Mr. Brown served as General Counsel of Coastal Gas Marketing Company.

   Barbara S. Koucouthakis is the Vice President and Chief Information Officer of the Company. Ms. Koucouthakis served as Controller of the Company from January 1, 1990 and Vice President from April 1, 1993 until the time of the Sedco Forex merger, at which time she assumed her current position. She has been employed by the Company since 1982.

   David Mullen is the Vice President, Human Resources of the Company. Mr. Mullen served Schlumberger as Director of Personnel Geco-Prakla from 1998 until the time of the Sedco Forex merger, at which time he assumed his current position with the Company. Mr. Mullen was elected Managing Director-- Schlumberger (Nigeria) Ltd. in 1996, District Manager--Eastern Venezuela Schlumberger (Wireline & Testing) in 1994 and had been employed by Schlumberger since 1983.

   Ricardo Rosa is a Vice President and the Controller of the Company. Mr. Rosa served as Controller of Sedco Forex from September 1995 until the time of the Sedco Forex merger, at which time he assumed his current positions with the Company. He was appointed Gas Management Controller in October 1993. Mr. Rosa had been with Schlumberger since 1983.

   Brian C. Voegele has served as Vice President, Finance of the Company since March 1998. Previously, he served as Director of Tax for the Company from June 1993 until such date. Prior to joining the Company in 1993, he served as Tax Manager for Sonat Inc. and as a Tax Manager for the accounting firm of Ernst & Young LLP.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Shareholder Matters

   The Company's ordinary shares are listed on the New York Stock Exchange (the "NYSE") under the symbol "RIG." The following table sets forth the high and low sales prices of the Company's ordinary shares for the periods indicated as reported on the NYSE Composite Tape.

                                                              Price
                                                            --------------
                                                            High      Low
                                                            ----      ----
      1998
        First Quarter...................................... $54 15/16 $35
        Second Quarter.....................................  59 15/16  41 11/16
        Third Quarter......................................  46 3/8    23
        Fourth Quarter.....................................  41 1/2    23 9/16
      1999
        First Quarter......................................  31 9/16   19 5/8
        Second Quarter.....................................  32 1/2    22 5/8
        Third Quarter......................................  36 1/2    25 9/16
        Fourth Quarter.....................................  34 3/8    23 7/8
      2000
        First Quarter (through March 1)....................  42 15/16  29 1/4

   On March 1, 2000, the last reported sales price of the Company's ordinary shares on the NYSE Composite Tape was $41 1/2 per share. On such date, there were approximately 32,800 holders of record of the Company's ordinary shares and 210,257,041 ordinary shares outstanding.

   The Company has paid quarterly cash dividends of $0.03 per ordinary share since the fourth quarter of 1993. Any future declaration and payment of dividends will be (i) dependent upon the Company's results of operations, financial condition, cash requirements and other relevant factors, (ii) subject to the discretion of the Board of Directors of the Company, (iii) subject to restrictions contained in the Company's bank credit agreements and note purchase agreement (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Debt") and (iv) payable only out of the Company's profits or share premium account in accordance with Cayman Islands law.

ITEM 6. Selected Combined Financial Data

   On December 31, 1999, the merger of Transocean Offshore Inc. and Sedco Forex Holdings Limited ("Sedco Forex") was completed. Sedco Forex was the offshore contract drilling service business of Schlumberger Limited and was spun-off immediately prior to the merger transaction. As a result of the merger, Sedco Forex became a wholly owned subsidiary of "Transocean Offshore Inc.," which changed its name to Transocean Sedco Forex Inc. The merger was accounted for as a purchase, with Sedco Forex as the acquiror for accounting purposes.

   The selected combined financial data as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999 has been derived from the audited combined financial statements included elsewhere herein. The selected combined financial data as of December 31, 1997, and for the year ended December 31, 1996 has been derived from audited combined financial statements not included herein. The selected combined financial data as of December 31, 1996 and 1995, and for the year ended December 31, 1995 are unaudited. The following data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the combined financial statements and the notes thereto included under "Item 8. Financial Statements and Supplementary Data."

   The balance sheet data as of December 31, 1999 represents the consolidated financial position of the merged company. The income statement data and other financial data for the periods presented, and the balance sheet data for the periods prior to the merger, reflect the operating results and financial position of Sedco Forex and not that of historical Transocean Offshore Inc.

                                  Years ended December 31,
                            -------------------------------------
                             1999   1998   1997  1996    1995
                            ------ ------ ------ ---- -----------
                            (In millions, except per share data)
                                                      (Unaudited)
Income Statement Data
Operating Revenues........  $  648 $1,091 $  891 $663    $437
Operating Income..........      49    377    299  163      60
Net Income................      58    342    260  148      62
Unaudited Pro Forma
 Earnings Per Share(a)
  Basic...................    0.53   3.12   2.38 1.35    0.57
  Diluted.................    0.53   3.12   2.38 1.35    0.57

Other Financial Data(b)
Cash Flows From Operating
 Activities...............  $  241 $  473 $  318 $236
Capital Expenditures......     537    425    187  151
EBITDA(c).................     186    508    420  272

                                                   (Unaudited)
Balance Sheet Data (at end
 of period)
Total Assets..............  $6,140 $1,473 $1,051 $899    $781
Total Debt................   1,266    100    160   53      44
Total Equity..............   3,910    564    363  462     574

--------
(a) Unaudited pro forma earnings per share calculated using the Transocean Sedco Forex shares and options issued pursuant to the merger agreement.
(b) Other Financial Data is not available for the year ended December 31, 1995.
(c) EBITDA (earnings before interest, taxes, depreciation and amortization) is presented here because it is a widely accepted financial indication of a company's ability to incur and service debt. EBITDA is not a measurement presented in accordance with accounting principles generally accepted in the United States ("GAAP") and is not intended to be used in lieu of GAAP presentations of results of operations and cash provided by operating activities.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following information should be read in conjunction with the information contained in the combined financial statements and the notes thereto included under "Item 8. Financial Statements and Supplementary Data" elsewhere in this annual report.

Overview

   On December 31, 1999, the merger of Transocean Offshore Inc. and Sedco Forex Holdings Limited ("Sedco Forex") was completed. Sedco Forex was the offshore contract drilling service business of Schlumberger Limited ("Schlumberger") and was spun-off immediately prior to the merger transaction. As a result of the merger, Sedco Forex became a wholly owned subsidiary of "Transocean Offshore Inc." which changed its name to Transocean Sedco Forex Inc. The merger was accounted for as a purchase, with Sedco Forex as the acquiror for accounting purposes.

   Transocean Sedco Forex Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company", "we" or "our") is a leading international provider of deepwater and harsh environment contract drilling services for oil and gas wells. As of March 1, 2000, the Company owns, has partial ownership interests in, operates or has under construction 73 mobile offshore drilling units. The Company's active fleet consists of twelve high-specification semisubmersibles, thirty-one second- and third-generation semisubmersibles, one Discoverer Enterprise-class drillship, four other drillships, sixteen jackup rigs and three tenders. The Company has under construction two Discoverer Enterprise-class drillships, three Sedco Express-class semisubmersibles and one independent-leg cantilevered jackup. In addition, the fleet includes one multipurpose service jackup, six swamp barges and two land drilling rigs. The Company contracts these drilling rigs, related equipment and work crews primarily on a dayrate basis to drill offshore wells.

   The balance sheet as of December 31, 1999 represents the consolidated financial position of the merged company. The results of operations and cash flows for the periods presented in the combined financial statements, and the balance sheets for periods prior to the merger, reflect the operating results and financial position of Sedco Forex and not that of historical Transocean Offshore Inc. At the time of the merger, Sedco Forex owned, had ownership interest in or operated 40 mobile offshore drilling rigs and had four such rigs under construction.

Historical Operating Results

                                                  Years ended December 31,
                                                ------------------------------
                                                  1999       1998       1997
                                                --------  ----------  --------
                                                       (In thousands)
Operating Revenues............................. $648,236  $1,090,523  $891,334
                                                --------  ----------  --------
Costs and Expenses
Operating and maintenance......................  450,756     562,565   466,269
Depreciation...................................  131,933     124,707   110,780
General and administrative.....................   16,703      25,986    15,664
                                                --------  ----------  --------
                                                 599,392     713,258   592,713
                                                --------  ----------  --------
Operating Income...............................   48,844     377,265   298,621
                                                --------  ----------  --------
Other Income (Expense), Net
Equity in earnings of joint ventures...........    5,610       5,389     4,946
Interest income................................    5,433       3,361     3,296
Interest expense, net of amounts capitalized...  (10,250)    (12,950)  (19,639)
Other, net.....................................     (830)        956     5,235
                                                --------  ----------  --------
                                                     (37)     (3,244)   (6,162)
                                                --------  ----------  --------
Income Before Income Taxes.....................   48,807     374,021   292,459
Income Taxes...................................   (9,296)     32,443    32,004
                                                --------  ----------  --------
Net Income..................................... $ 58,103  $  341,578  $260,455
                                                ========  ==========  ========

Historical 1999 compared to 1998

   Operating revenues for the year ended December 31, 1999 were $648.2 million compared to $1,090.5 million for 1998, a decrease of $442.3 million or 41 percent. The decrease in revenues for 1999 resulted primarily from decreased utilization, which declined from an average of 91 percent in 1998 to 64 percent in 1999, and a decrease in dayrates from an average of approximately $70,000 in 1998 to approximately $61,000 in 1999.

   Operating and maintenance expense for the year ended December 31, 1999 was $450.8 million compared to $562.6 million for 1998, a decrease of $111.8 million or 20 percent. The decrease in 1999 resulted primarily from reduced operating activity for rigs during the year. A large portion of operating and maintenance expense consists of employee-related costs and is fixed or only semi-variable. Accordingly, operating and maintenance expense does not vary in direct proportion to activity. Operating and maintenance expense for the years ended December 31, 1999 and 1998 included charges totaling $42.0 million and $23.4 million, respectively, relating to severance liabilities, the write-down of obsolete fixed assets and provisions for legal disputes. In addition, 1999 included expense of $13.4 million related to provision for doubtful accounts receivable in West Africa and dayrate contract penalties in Brazil.

   Depreciation expense increased from $124.7 million in 1998 to $131.9 million in 1999, an increase of $7.2 million or 6 percent. The increase primarily resulted from the capitalization of equipment associated with rig life extension and upgrade projects.

   General and administrative expense for the year ended December 31, 1999 was $16.7 million compared to $26.0 million for 1998, a decrease of $9.3 million or 36 percent. The decrease in 1999 resulted from the lower allocation by Schlumberger of corporate overhead due to lower revenues. General and administrative expense included an allocation by Schlumberger that amounted to approximately $8.0 million for 1999 and $9.4 million for 1998. The general and administrative expense allocation by Schlumberger was dependent on a number of factors, including the level of corporate costs and the proportion of revenues to Schlumberger's worldwide group revenues. Accordingly, the allocation methods were considered to be reasonable. The level of general and administrative expenses prior to the merger may not be indicative of ongoing costs for the Company.

   Interest income for the year ended December 31, 1999 was $5.4 million compared to $3.4 million for 1998, an increase of $2.0 million or 59 percent. The increase resulted from higher average cash balances during the year.

   Interest expense for the year ended December 31, 1999 was $10.3 million compared to $13.0 million for 1998, a decrease of $2.7 million or 21 percent. The decrease in 1999 resulted primarily from the capitalization of $27.2 million in interest relating to construction projects compared to $8.7 million capitalized in 1998, partially offset by increased interest expense on higher long-term debt balances during the year.

   Income tax benefit for the year ended December 31, 1999 was $9.3 million compared to expense of $32.4 million for 1998. The Company operates in a number of countries where income tax is charged on a deemed profit basis. Accordingly, income tax expense does not necessarily vary in direct proportion with pre-tax income. The decrease in income tax expense in relation to pre-tax income for 1999 resulted primarily from additional U.K. tax loss carryforwards for which no valuation allowance was provided and the adjustment of UK tax loss carryforwards for prior years. These carryforwards, which the Company believes will be fully utilized, are available to the Company indefinitely.

   Net income for the year ended December 31, 1999 was $58.1 million compared to $341.6 million for 1998, a decrease of $283.5 million or 83 percent. The decrease in 1999 resulted primarily from lower operating income due to decreased dayrates and rig utilization.

Historical 1998 compared to 1997

   Operating revenues for the year ended December 31, 1998 were $1,090.5 million compared to $891.3 million for 1997, an increase of $199.2 million or 22 percent. The increase in revenues for 1998 resulted primarily from an increase in dayrates from an average of approximately $56,000 in 1997 to approximately $70,000 in 1998 and from increased utilization, which improved from an average of 90 percent in 1997 to 91 percent in 1998. Dayrates increased in early 1998 as a result of higher market demand converging with tightening supply.

   Operating and maintenance expense for the year ended December 31, 1998 was $562.6 million compared to $466.3 million for 1997, an increase of $96.3 million or 21 percent. The increase in 1998 resulted primarily from rig reactivation and mobilization costs and higher maintenance costs and employee compensation. A large portion of operating expense consists of employee-related costs and is fixed or only semi-variable. Accordingly, operating and maintenance expense does not vary in direct proportion to activity. Operating and maintenance expense for the year ended December 31, 1998 also included charges totaling $23.4 million relating to severance liabilities, the write-down of obsolete fixed assets and provisions for legal disputes.

   Depreciation expense increased by $13.9 million or 13 percent, from $110.8 million for the year ended December 31, 1997 to $124.7 million for 1998. The increase was due primarily to additional depreciation resulting from capitalization of equipment associated with rig life extension and upgrade projects.

   General and administrative expense for the year ended December 31, 1998 was $26.0 million compared to $15.7 million for 1997, an increase of $10.3 million or 66 percent. The increase in 1998 resulted from the higher allocation of corporate overhead by Schlumberger due to higher revenues and from increased marketing and business development efforts. General and administrative expense included an allocation by Schlumberger that amounted to approximately $9.4 million for 1998 and $4.4 million for 1997. The general and administrative expense allocation by Schlumberger was dependent on a number of factors, including the level of corporate costs and the proportion of revenues to Schlumberger's worldwide group revenues. Accordingly, the allocation methods were considered to be reasonable.

   Interest expense for the year ended December 31, 1998 was $13.0 million compared to $19.6 million for 1997, a decrease of $6.6 million or 34 percent. The decrease in 1998 resulted primarily from the capitalization of $8.7 million in interest relating to construction projects compared to no interest capitalized in 1997.

   Income tax expense for the year ended December 31, 1998 was $32.4 million compared to $32.0 million for 1997. The Company operates in a number of countries where income tax is charged on a deemed profit basis. Accordingly, income tax expense does not necessarily vary in direct proportion with pre-tax income. The decrease in income tax expense in relation to pre-tax income for 1998 resulted primarily from the release of a valuation allowance relating to U.K. tax loss carryforwards of $14.5 million. These carryforwards, which the Company believes will be fully utilized, are available to the Company indefinitely.

   Net income for the year ended December 31, 1998 was $341.6 million compared to $260.5 million for 1997, an increase of $81.1 million or 31 percent. The increase in 1998 resulted primarily from higher operating income due to increased dayrates and rig utilization, partially offset by charges included in operating and maintenance expense totaling $20.4 million after tax as discussed above.

1999 and 1998 Charges

   Operating and maintenance expense for the years ended December 31, 1999 and 1998 included charges totaling $42.0 million and $23.4 million, respectively. Reduced exploration and development activity by customers, resulting from a period of low oil prices from late 1997 through early 1999 and industry consolidation over the same time period, resulted in a slowdown in the offshore drilling industry during 1998 and 1999. As a result of this slowdown approximately 1000 operating personnel were determined to be redundant, and charges associated with termination and severance benefits of $13.2 million and $3.6 million were recognized during 1999 and 1998, respectively. Substantially all of these employees have been terminated and severance and termination costs have been paid as of December 31, 1999. Provisions for potential legal claims of $28.8 million and $10.0 million were recognized during 1999 and 1998, respectively (see Note 10 to the Company's combined financial statements). Asset impairment charges of $9.8 million were recognized in 1998 related to assets retired from the active fleet.

1999 Pro Forma Operating Results

   Unaudited pro forma combined results for Transocean Sedco Forex Inc. for the twelve months ended December 31, 1999, reflected net income of $237.9 million or $1.13 per diluted share on pro forma revenues of $1,579.0 million. The pro forma operating results assume the spin-off and merger was completed on January 1, 1999. See Note 3 to the combined financial statements. These pro forma results do not reflect the effects of reduced depreciation expense related to conforming the estimated lives of Sedco Forex rigs and the elimination of certain allocated costs from Schlumberger, which will not be incurred in the future. The pro forma financial data should not be relied on as an indication of operating results that Transocean Sedco Forex Inc. would have achieved had the spin-off and merger taken place earlier or of the future results that Transocean Sedco Forex Inc. may achieve.

Market Outlook

   Fleet utilization on a pro forma combined basis, as if the merger had occurred on January 1, 1999, averaged 69 percent for the fourth quarter of 1999 and 74 percent for the year 1999 for our 62 active, fully owned or chartered mobile offshore drilling units (i.e., excluding newbuilds under construction, managed rigs and partially owned rigs). Combined semisubmersible and drillship ("floater") utilization was 71 percent and 77 percent, respectively, during the corresponding periods. Average dayrates during 1999 for these 62 rigs were $85,000 fleetwide and $105,300 for floaters.

   Fleet activity in 1999 was negatively influenced by a global reduction in exploration and development spending by our customers, resulting from the sustained period of dramatically lower oil prices from late 1997 through early 1999 and consolidation activity among major oil producers over the same time period. Spending levels in 1999 are estimated to have declined by more than 18 percent from levels experienced during 1998. Rig availability also increased as a result of expiring contracts and delivery of newly constructed drilling rigs by several offshore drilling contractors. The decline in exploration and development activity and increased rig availability created a highly competitive market for contract drilling services throughout 1999, with corresponding reductions in utilization and dayrates for all classes of offshore rigs.

   With crude oil prices improving 34 percent during 1999 and 80 percent from lows experienced in 1998, signs of improving fleet activity are emerging in several operating regions. In February 2000, the semisubmersible Transocean Richardson returned to work for an estimated 45-day contract in the U.S. Gulf of Mexico following a brief idle period. In the North Sea, we have recently secured new work assignments for the semisubmersibles Transocean Leader and Sovereign Explorer, which are expected to return to work by April 2000 for firm periods of approximately one year and approximately 60 days, respectively. Both rigs have been idle since the fourth quarter of 1999. In West Africa, operator interest in our jackup fleet has strengthened, with several customers discussing term contracts. Finally, in Southeast Asia, we currently expect two semisubmersibles and two jackups to begin contracts by March 31, 2000, which will place all of our semisubmersibles and jackups in the region on contract. However, these increases in customer interest and activity have not yet led to significant increases in dayrates.

   As of March 1, 2000, 46 of the 62 active and fully owned or chartered mobile offshore drilling units were either operating or had signed contracts for future operations, including 30 of 42 floaters. As of that date, approximately 52 percent of our floater and jackup fleet days were committed for the remainder of 2000 and 27 percent for the year 2001. Of the idle rigs, two jackups and two semisubmersibles are currently cold-stacked.

Other Factors Affecting Operating Results

   Our business depends on the level of activity in offshore oil and gas exploration, development and production in markets worldwide. Oil and gas prices, market expectations of potential changes in these prices and a variety of political and economic factors significantly affect this level of activity. Oil and gas prices are extremely volatile and are affected by numerous factors, including

  . worldwide demand for oil and gas;

  . the ability of the Organization of Petroleum Exporting Countries, commonly called "OPEC," to set and maintain production levels and pricing;

  . the level of production in non-OPEC countries;

  . the policies of the various governments regarding exploration and development of their oil and gas reserves;

  . advances in exploration and development technology; and

  . the political environment in oil-producing regions.

   The offshore contract drilling industry is highly competitive with numerous industry participants, none of which has a dominant market share. Some of our competitors may have greater financial resources than we do.

   Drilling contracts are traditionally awarded on a competitive bid basis. Intense price competition is often the primary factor in determining which qualified contractor is awarded a job, although rig availability and the quality and technical capability of service and equipment may also be considered.

   Our industry has historically been cyclical. There have been periods of high demand, short rig supply and high dayrates, followed by periods of lower demand, excess rig supply and low dayrates. The industry experienced a period of significantly lower demand during 1999 as a result of reduced spending for exploration and development by the Company's customers in response to dramatically lower crude oil prices during 1998. In addition, rig availability has increased as a result of contract expirations and construction by other drilling contractors of new rigs that are competing with our rigs. Periods of excess rig supply intensify the competition in the industry and often result in rigs being idled for long periods of time.

   Our customers may terminate some of our term drilling contracts if the drilling unit is destroyed or lost or if drilling operations are suspended for a specified period of time as a result of a breakdown of major equipment or, in some cases, due to other events beyond the control of either party. In addition, the drilling contracts for the Sedco Forex newbuild rigs contain termination or term reduction provisions tied to late delivery of these units. In reaction to depressed market conditions, our customers may also seek renegotiation of firm drilling contracts to reduce their obligations.

   As of March 1, 2000, we had six new rigs in shipyards under construction or undergoing sea trials. These construction projects are subject to the risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following:

  . shipyard unavailability;

  . shortages of equipment, materials or skilled labor;

  . unscheduled delays in the delivery of ordered materials and equipment;

  . engineering problems, including those relating to the commissioning of newly designed equipment;

  . work stoppages;

  . weather interference;

  . unanticipated cost increases; and

  . difficulty in obtaining necessary permits or approvals.

   These factors may contribute to cost variations and delays in the delivery of our drilling units under construction. Delays in delivery of these units would result in delays in contract commencements, resulting in a loss of revenue to us, and may also cause customers to terminate or shorten the term of the drilling contracts for these rigs pursuant to late delivery clauses for the Sedco Express-class semisubmersibles and the Trident 20. In the event of termination of a drilling contract for one of these rigs, it is unlikely that we would be able to secure a replacement contract on as favorable terms.

   We operate in various regions throughout the world that may expose us to political and other uncertainties, including risks of:

  . war and civil disturbances;

  . expropriation of equipment;

  . the inability to repatriate income or capital; and

  . changing taxation policies.

   We are protected to a substantial extent against loss of capital assets, but generally not loss of revenue, from most of these risks through insurance, indemnity provisions in our drilling contracts or both. As of March 1, 2000, all areas in which we were operating were covered by existing insurance policies.

   The offshore drilling business is subject to significant government regulations in different jurisdictions. Many governments favor or effectively require the awarding of drilling contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may adversely affect our ability to compete. We expect to continue our efforts to structure our operations in order to remain competitive in international markets.

   Another risk inherent in our operations is the possibility of currency exchange losses where revenues are received and expenses are paid in nonconvertible currencies. We may also incur losses as a result of an inability to collect revenues because of a shortage of convertible currency available to the country of operation. We seek to limit these risks by structuring contracts such that compensation is made in freely convertible currencies and, to the extent possible, by limiting acceptance of blocked currencies to amounts that match our expense requirements in local currency.

   We require highly skilled personnel to operate and provide technical services and support for our drilling units. To the extent demand for drilling services and the size of the worldwide industry fleet increase, shortages of qualified personnel could arise, creating upward pressure on wages. We are continuing our recruitment and training programs as required to meet our anticipated personnel needs.

   On a worldwide basis, we had approximately 22 percent of our employees working under collective bargaining agreements at December 31, 1999, most of whom were working in Norway and Nigeria. Of these represented employees, a majority are working under agreements that are subject to salary negotiation in 2000.

   The general rate of inflation in the majority of the countries in which we operate has been moderate over the past several years and has not had a material impact on our results of operations. The increase in the demand for offshore drilling rigs experienced in 1996 and 1997 led to higher labor, transportation and other operating expenses as a result of an increased need for qualified personnel and services. Because of the decline in demand for offshore drilling services since 1998, these inflationary pressures have decreased.

Merger Purchase Price Allocation

   The purchase price allocation for the merger of Transocean Offshore Inc. and Sedco Forex included, at estimated fair value, total assets of $3.8 billion and the assumption of total liabilities of $1.9 billion. The excess of the purchase price over the estimated fair value of net assets acquired was approximately $1.1 billion, which has been accounted for as goodwill. As of December 31, 1999, this goodwill represented approximately 17 percent of total assets and 27 percent of total shareholders' equity. The goodwill is being amortized over 40 years based on the nature of the offshore drilling industry, long-lived drilling equipment and the long-standing relationships with core customers. Goodwill amortization expense will be approximately $27 million per year.

Liquidity and Capital Resources

 Sources and Uses of Cash

   Cash flows provided by operations were $240.6 million for the year ended December 31, 1999, compared to $473.4 million for 1998, a decrease of $232.8 million. The decrease in cash provided by operations was primarily due to lower net income during the year ended December 31, 1999, partially offset by increases provided by net working capital components.

   Cash flows used in investing activities decreased $331.3 million from $421.5 million for the year ended December 31, 1998 to $90.2 million in 1999. The decrease in cash used in investing activities resulted primarily from cash acquired in the merger partially offset by an increase in capital expenditures relating to rig construction and upgrade projects.

   Cash flows used in financing activities increased $186.8 million from 1998 to 1999. During 1999, net borrowings from related parties were repaid.

 Capital Expenditures

   Capital expenditures, including capitalized interest, totaled $537 million during the year ended December 31, 1999 and include $132 million, $138 million and $151 million spent on the construction of the Sedco Express, Sedco Energy, and Cajun Express, respectively. Capital expenditures also included $60 million on the construction of the Trident 20 during 1999. As discussed above, these capital expenditures do not include amounts expended by Transocean Offshore Inc.

   The Company's investments in its existing fleet and previously announced fleet additions, including the Sedco Express-class semisubmersibles, the Trident 20 and the Discoverer Enterprise-class drillships, continue to require significant capital expenditures and are expected to be approximately $573 million in 2000.

   The following table summarizes projected expenditures (including capitalized interest) during 2000 for the Company's major construction projects.

                                                                    Projected
                                                      Projected   Recorded Value
                                                     Expenditures At Completion
                                                     ------------ --------------
                                                            (In millions)
      Sedco Express.................................     $ 77         $  326
      Sedco Energy..................................       87            332
      Cajun Express.................................       65            273
      Discoverer Spirit.............................       69            310
      Discoverer Deep Seas..........................      117            315
      Trident 20....................................       32            135
                                                         ----         ------
                                                         $447         $1,691
                                                         ====         ======

   The Company has under construction three Sedco Express-class semisubmersibles. These semisubmersibles will be capable of ultra-deepwater drilling operations and are designed to reduce total well construction time by up to 25 percent through several technological innovations. The Sedco Express is expected to be operational in the third quarter of 2000, when it will begin a three-year contract with Elf. The Sedco Energy is expected to be operational in the third quarter of 2000, when it will begin a five-year contract with Texaco. The Cajun Express is also expected to be operational in the third quarter of 2000, when it will begin a three-year contract with Marathon.

   The Company has two Discoverer Enterprise-class drillships under construction. These drillships represent a new class of advanced, ultra-deepwater drilling rigs employing the Company's dual-activity drilling system which aims to reduce the cost of deepwater projects by up to 40 percent. The Discoverer Spirit is expected to be operational in the third quarter of 2000, when it will begin a five-year contract with Spirit Energy 76, a division of Unocal. The Discoverer Deep Seas is expected to be operational in the fourth quarter of 2000, when it will begin a five-year contract with Chevron.

   The Company also has an independent-leg cantilevered jackup, the Trident 20, under construction in Azerbaijan. This rig will be 75 percent owned by the Company through a joint venture. The rig is expected to be operational in the fourth quarter 2000, when it will begin a three-year contact for Elf.

   As with any major construction project that takes place over an extended period of time, the actual costs, the timing of expenditures and the project completion date may vary from estimates based on numerous factors, including actual terms of awarded contracts, weather, exchange rates, shipyard labor conditions and the market demand for components and resources required for drilling unit construction. See "--Other Factors Affecting Operating Results." The Company intends to fund the cash requirements relating to these capital commitments through available cash balances, borrowings under the Revolving Credit Agreement referred to below and other commercial bank or capital market financings.

 Debt

   Revolving Credit Agreement--The Company is a party to a $540 million revolving credit agreement, as amended, with a group of banks led by ABN AMRO Bank, NV, as agent, dated as of July 30, 1996 (the "Revolving Credit Agreement"). Borrowings under the Revolving Credit Agreement bear interest, at the option of the Company, at a base rate or LIBOR plus a margin (0.20 percent per annum at January 31, 2000) that varies depending on the Company's funded debt to total capital ratio or its public senior unsecured debt rating. The Revolving Credit Agreement requires compliance with various restrictive covenants and provisions customary for an agreement of this nature including an interest coverage ratio that could limit the Company's ability to pay dividends in the future. The Revolving Credit Agreement has a maturity date of July 30, 2002. As of December 31, 1999, $235 million was outstanding and $305 million was available for additional borrowings under the Revolving Credit Agreement.

   Term Loan Agreement--The Company is a party to a $400 million unsecured five-year term loan agreement with a group of banks led by SunTrust Bank, Atlanta, as agent, dated as of December 16, 1999 (the "Term Loan Agreement"). Borrowings available under the Term Loan Agreement were used to repay indebtedness to Schlumberger upon completion of the merger and for general corporate purposes. Amounts outstanding under the Term Loan Agreement bear interest at the Company's option, at a base rate or LIBOR plus a margin (0.55 percent per annum at December 31, 1999) that varies depending on the Company's public senior unsecured debt rating. No principal amortization is required for the first two years, and the Company may prepay some or all of the debt at any time without premium or penalty. The Term Loan Agreement requires compliance with various restrictive covenants and provisions customary for an agreement of this nature including an interest coverage ratio that could limit the Company's ability to pay dividends in the future.

   Secured Loan Agreement--The Company is a party to a $235.2 million secured five-year term loan agreement with a group of banks led by ABN AMRO Bank, NV, as agent, dated as of December 22, 1999 (the "Secured Loan Agreement"). Borrowings under the Secured Loan Agreement were used to repay debt incurred for construction of the Discoverer Enterprise and upgrade of the Transocean Amirante and were secured by both rigs. At December 31, 1999, both rigs were operating under term contracts of up to five years with BP Amoco based on their respective acceptance dates (see below). Cash flow from the BP Amoco contracts will be used to repay the debt outstanding under the Secured Loan Agreement in scheduled monthly payments. The Company may prepay some or all of the debt at any time without premium or penalty. Approximately 92 percent of the amounts outstanding under the Secured Loan Agreement bear interest at a commercial paper rate plus a margin (0.31 percent per annum at December 31, 1999) while the remaining 8 percent of the amounts outstanding bear interest at LIBOR plus a margin (0.65 percent per annum at December 31, 1999). The floating rates under the Secured Loan Agreement have been converted to a fixed rate by the interest rate swap agreement described below. (See "Quantitative and Qualitative Disclosures About Market Risk--Interest Rate Risk"). The Secured Loan Agreement contains covenants and provisions customary for a secured agreement of this nature.

   In January 2000, the Company agreed to cancel the remaining 14 months of the contract with BP Amoco for the Transocean Amirante for a cash settlement of $25 million. The cash received was used to repay borrowings under the Secured Loan Agreement relating to the Transocean Amirante and the security interest in the rig was released by the banks. The interest rate swap agreement was also amended to reflect the reduced amounts subject to the swap.

   Public Debt Offering--The Company has outstanding $300 million aggregate principal amount of senior, unsecured debt securities originally issued in a public offering. The securities consist of $100 million aggregate principal amount of 7.45 percent notes due April 15, 2027 (the "Notes") and $200 million aggregate principal amount of 8.00 percent debentures due April 15, 2027 (the "Debentures"). Holders of the Notes may elect to have all or any portion of the Notes repaid on April 15, 2007 at 100 percent of the principal amount. The Notes, at any time after April 15, 2007, and the Debentures, at any time, may be redeemed at the option of the Company at 100 percent of the principal amount plus a make-whole premium, if any, equal to the excess of the present value of future payments due under the Notes and Debentures using a discount rate equal to the then-prevailing yield of U.S. treasury notes for a corresponding remaining term plus 20 basis points over the principal amount of the security being redeemed. Interest is payable on April 15 and October 15 of each year. The indenture and supplemental indenture relating to the Notes and the Debentures place limitations on the Company's ability to incur indebtedness secured by certain liens, engage in certain sale/leaseback transactions and engage in certain merger, consolidation or reorganization transactions.

   Secured Rig Financing--The Company has outstanding $85.1 million of debt secured by the Trident IX and the Trident 16 (the "Secured Rig Financing"). Payments under these financing agreements include an interest component of
7.95 percent for the Trident IX and 7.20 percent for the Trident 16. The Trident IX facility expires in April 2003 while the Trident 16 facility expires in September 2004. The financing arrangements provide for a call right on the part of the Company to repay the financing prior to expiration of their scheduled terms and in some circumstances a put right on the part of the banks to require the Company to repay the financings. Under either circumstance, the Company would retain ownership of the rigs.

   Notes Payable--The Company has outstanding $20.8 million aggregate principal amount of unsecured 6.90 percent notes due February 15, 2004 originally issued in a private placement. The note purchase agreement underlying the notes requires compliance with various restrictive covenants and provisions customary for an agreement of this nature and on substantially the same terms as those under the Revolving Credit Agreement, including an interest coverage ratio that could limit the Company's ability to pay dividends in the future.

   Letters of Credit--The Company had letters of credit outstanding at December 31, 1999 totaling $124.2 million, including a letter of credit relating to the legal dispute with Kvaerner Installasjon a.s valued at $27.5 million. See Note 10 to the Company's combined financial statements. The remaining amount guarantees various insurance, rig construction and contract bidding activities.

 Shelf Registration

   The Company has an effective $450 million shelf registration statement on Form S-3 for the proposed offering from time to time of senior or subordinated debt securities, preference shares, ordinary shares and warrants to purchase debt securities, preference shares, ordinary shares or other securities.

 Acquisitions and Dispositions

   In December 1999, Transocean Sedco Forex issued 109,419,166 ordinary shares to Schlumberger shareholders in the merger, and issued an additional 145,102 ordinary shares that were sold on the market for cash paid in lieu of fractional shares.

   In February 2000, the Company sold its coiled tubing drilling services business, Transocean Petroleum Technology, to Schlumberger. The net proceeds from the sale were approximately $25 million and no gain or loss was recognized on the sale. The Company's interests in its Transocean-Nabors Drilling Technology LLC and Deep Vision LLC joint ventures were excluded from the sale. The proceeds from the sale were used to repay debt and for general corporate purposes.

   The Company, from time to time, reviews possible acquisitions of businesses and drilling units, and may in the future make significant capital commitments for such purposes. Any such acquisition could involve the payment by the Company of a substantial amount of cash and the issuance of a substantial number of ordinary shares. The Company would expect to fund the cash portion of any such acquisition through cash balances on hand, the incurrence of additional debt, sales of assets or ordinary shares or a combination thereof.

 Derivative Instruments

   The Company, from time to time, may enter into a variety of derivative financial instruments in connection with the management of its exposure to fluctuations in foreign exchange rates and interest rates. The Company does not enter into derivative transactions for speculative purposes; however, for accounting purposes certain transactions may not meet the criteria for hedge accounting.

   Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments, which do not qualify as hedges for accounting purposes, are recognized currently based on the change in market value of the derivative instruments. At December 31, 1999, the Company did not have any foreign exchange derivative instruments not qualifying as hedges.

   The Company, from time to time, may use interest rate swap agreements to effectively convert a portion of its floating rate debt to a fixed rate basis, reducing the impact of interest rate changes on future income. Interest rate swaps are designated as a hedge of underlying future interest payments. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. The interest rate swap agreements were recorded at fair value as part of the merger. See "--Liquidity and Capital Resources--Debt--Secured Loan Agreement" and "Quantitative and Qualitative Disclosures About Market Risk--Interest Rate Risk."

 Sources of Liquidity

   The Company believes that its cash and cash equivalents, cash generated from operations, borrowings available under its Revolving Credit Agreement and access to other financing sources will be adequate to meet its anticipated short-term and long-term liquidity requirements, including scheduled debt repayments and capital expenditures for new rig construction and upgrade projects.

New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB 133 to delay the required effective date for adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. Because of the Company's limited use of derivatives to manage its exposure to fluctuations in foreign exchange rates and interest rates, management does not anticipate that the adoption of the new statement will have a significant effect on the results of operations or the financial position of the Company. The Company will adopt SFAS No. 133 as of January 1, 2001.

Year 2000 Issue

   Previously we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in our operations or information technology systems and believe we successfully responded to the Year 2000 date change. The cost of our Year 2000 program was approximately $4 million, including an allocation from Schlumberger of less than $1 million. We are not aware of any material problems resulting from Year 2000 issues, whether with our rigs, our internal systems, or the products and services of third parties. We will continue to monitor our rig systems, critical computer applications and our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matter that may arise is addressed promptly.

Forward-Looking Information

   The statements included in this annual report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that the Company or management "anticipates," "believes," "budgets," "estimates," "expects," "forecasts," "intends," "plans," "predicts," or "projects" a particular result or course of events, or that such result or course of events "could," "might," "may" or "should" occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this annual report include, but are not limited to, statements involving expected capital expenditures, results and effects of legal proceedings, liabilities for tax issues, integration of Transocean Offshore Inc. and Sedco Forex, the timing and cost of completion of capital projects, and the Company's expectations with regard to market outlook. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, uncertainties relating to the level of activity in offshore oil and gas exploration and development, exploration success by producers, oil and gas prices, demand for oil and gas rigs, competition and market conditions in the contract drilling industry, our ability to successfully integrate the operations of Transocean Offshore Inc. and Sedco Forex, delays or cost overruns on construction projects and possible cancellation of drilling contracts as a result of delays, work stoppages by shipyard workers where our newbuilds are being constructed, our ability to enter into and the terms of future contracts, the availability of qualified personnel, labor relations and the outcome of negotiations with unions representing workers, operating hazards, political and other uncertainties inherent in non-U.S. operations (including exchange and currency fluctuations), the impact of governmental laws and regulations, the adequacy of sources of liquidity, the effect of litigation and contingencies and other factors discussed in this annual report and in the Company's other filings with the Securities and Exchange Commission ("SEC"), which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

   The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt obligations and interest rate swaps. The tables below provide information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates as of December 31, 1999. Prior to the merger, Sedco Forex believed its exposure to interest rate risk was not material since its long-term debt obligations consisted solely of fixed rate indebtedness or related party variable debt that was repaid in connection with the merger. For debt obligations, the table presents expected cash flows and related weighted-average interest rates expected by maturity dates. Weighted-average variable rates are based on estimated LIBOR and commercial paper rates as of December 31, 1999, plus applicable margins. The fair value of fixed rate debt is based on the estimated yield to maturity for each debt issue as of December 31, 1999.

   As of December 31, 1999:

                                       Expected Maturity Date
                         -------------------------------------------------------  Fair Value
                         2000   2001    2002    2003    2004   Thereafter Total    12/31/99
                         -----  -----  ------  ------  ------  ---------- ------  ----------
                          (In millions, except interest rate percentages)
Long-term debt
 Fixed Rate(a).......... $21.4  $22.6  $ 24.0  $ 18.8  $ 19.1    $300.0   $405.9    $393.2
   Average interest
    rate................   7.5%   7.5%    7.5%    7.4%    7.2%      7.8%     7.7%
 Variable Rate.......... $57.2  $43.8  $376.4  $194.6  $198.2        --   $870.2    $870.2
   Average interest
    rate................   6.1%   6.1%    6.7%    6.8%    6.8%       --      6.7%

--------
   (a) Reflects payment of face value of debt and not fair market value of debt as assumed in the merger of Transocean Offshore Inc. and Sedco Forex.

   For interest rate swaps, the table presents notional amounts and weighted-average interest rates by contractual maturity dates as of December 31, 1999. These interest rate swaps are those entered into by

Transocean Offshore Inc. as Sedco Forex did not have any interest rate swaps prior to the merger. Notional amounts are used to calculate the contractual payments to be exchanged under the interest rate swaps. The average receive rate under the interest rate swaps is based on estimated commercial paper rates. The fair value of the interest rate swaps is based on the market value of similar swap arrangements as of December 31, 1999.

   As of December 31, 1999:

                                     Expected Maturity Date
                         ----------------------------------------------------  Fair Value
                         2000   2001   2002   2003   2004   Thereafter Total    12/31/99
                         -----  -----  -----  -----  -----  ---------- ------  ----------
                         (In millions, except interest rate percentages)
Interest Rate Swaps
 Pay fixed/receive
  variable.............. $57.2  $43.8  $41.4  $44.6  $48.2      --     $235.2    $(2.2)
   Average pay rate.....   6.9%   6.9%   6.9%   6.9%   6.9%     --        6.9%
   Average receive
    rate................   5.7%   5.7%   5.7%   5.7%   5.7%     --        5.7%

   In January 2000 in connection with the repayment of amounts outstanding under the Secured Loan Agreement, the Company amended the interest rate swaps to reduce the notional amount to $208.5 million. See "--Liquidity and Capital Resources--Debt--Secured Loan Agreement."

Foreign Exchange Risk

   The Company operates internationally, resulting in exposure to foreign exchange risk. The Company uses a variety of techniques to minimize the exposure to foreign exchange risk, including customer contract terms and the use of foreign exchange derivative instruments or spot purchases. The Company does not enter into derivative transactions for speculative purposes. At December 31, 1999 the Company had no material open foreign exchange contracts.

ITEM 8. Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
 Transocean Sedco Forex Inc.

   We have audited the accompanying consolidated balance sheet of Transocean Sedco Forex Inc. and Subsidiaries as of December 31, 1999, and the related combined statements of operations, equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transocean Sedco Forex Inc. and Subsidiaries at December 31, 1999, and the combined results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Houston, Texas
January 31, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Schlumberger Limited

   In our opinion, the accompanying combined balance sheet and the related combined statements of income, of equity and of cash flows present fairly, in all material respects, the financial position of Transocean Sedco Forex Inc. (previously Sedco Forex Holdings Limited) at December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of Sedco Forex Holdings Limited's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
New York, New York
August 6, 1999

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

                       COMBINED STATEMENTS OF OPERATIONS

                              Year ended December 31,
                            ------------------------------
                              1999       1998       1997
                            --------  ----------  --------
                             (In thousands, except per
                                    share data)
Operating Revenues........  $648,236  $1,090,523  $891,334
                            --------  ----------  --------
Costs and Expenses
  Operating and
   maintenance............   450,756     562,565   466,269
  Depreciation............   131,933     124,707   110,780
  General and
   administrative.........    16,703      25,986    15,664
                            --------  ----------  --------
                             599,392     713,258   592,713
                            --------  ----------  --------
Operating Income..........    48,844     377,265   298,621
                            --------  ----------  --------
Other Income (Expense),
 Net
  Equity in earnings of
   joint ventures.........     5,610       5,389     4,946
  Interest income.........     5,433       3,361     3,296
  Interest expense, net of
   amounts capitalized....   (10,250)    (12,950)  (19,639)
  Other, net..............      (830)        956     5,235
                            --------  ----------  --------
                                 (37)     (3,244)   (6,162)
                            --------  ----------  --------
Income Before Income
 Taxes....................    48,807     374,021   292,459
Income Taxes..............    (9,296)     32,443    32,004
                            --------  ----------  --------
Net Income................  $ 58,103  $  341,578  $260,455
                            ========  ==========  ========
Unaudited Pro Forma
 Earnings Per Share
  Basic...................  $   0.53  $     3.12  $   2.38
                            --------  ----------  --------
  Diluted.................  $   0.53  $     3.12  $   2.38
                            --------  ----------  --------
Unaudited Pro Forma Shares
 Outstanding
  Basic...................   109,564     109,564   109,564
  Diluted.................   109,636     109,636   109,636



                            See accompanying notes.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

                            COMBINED BALANCE SHEETS

                                                              December 31,
                                                          ---------------------
                                                             1999       1998
                         ASSETS                           ---------- ----------
                                                             (In thousands,
                                                            except per share
                                                                  data)
Cash and Cash Equivalents................................ $  165,673 $  174,481
Accounts Receivable
  Trade..................................................    220,066    183,165
  Other..................................................     57,286     51,016
Receivables from Related Parties.........................     15,276     52,620
Materials and Supplies...................................     77,058     45,976
Deferred Income Taxes....................................     12,562         --
Other Current Assets.....................................     10,945      7,435
                                                          ---------- ----------
    Total Current Assets.................................    558,866    514,693
                                                          ---------- ----------
Property and Equipment...................................  5,498,116  1,954,961
Less Accumulated Depreciation............................  1,153,614  1,039,538
                                                          ---------- ----------
  Property and Equipment, net............................  4,344,502    915,423
                                                          ---------- ----------
Goodwill, net............................................  1,067,594         --
Investments in and Advances to Joint Ventures............    101,892     24,865
Deferred Income Taxes....................................         --     17,938
Other Assets.............................................     67,316         --
                                                          ---------- ----------
    Total Assets......................................... $6,140,170 $1,472,919
                                                          ========== ==========

                 LIABILITIES AND EQUITY
Accounts Payable......................................... $  129,248 $   87,425
Accrued Income Taxes.....................................    111,853     41,058
Current Portion of Long-Term Debt........................     78,584     14,348
Payables to Related Parties..............................     15,290     32,960
Deferred Gain on Sale of Rigs............................     26,167     26,000
Other Current Liabilities................................    167,379     96,193
                                                          ---------- ----------
    Total Current Liabilities............................    528,521    297,984
                                                          ---------- ----------
Long-Term Debt...........................................  1,187,578     86,100
Related Party Debt.......................................         --    407,402
Deferred Income Taxes....................................    383,991         --
Deferred Gain on Sale of Rigs............................     69,779     97,000
Other Long-Term Liabilities..............................     60,162     20,051
                                                          ---------- ----------
    Total Long-Term Liabilities..........................  1,701,510    610,553
                                                          ---------- ----------
Commitments and Contingencies
Preference Shares, $0.10 par value; 50,000,000 shares
 authorized, none issued and outstanding.................         --
Ordinary Shares, $0.01 par value; 300,000,000 shares
 authorized, 210,119,501 shares issued and outstanding...      2,101
Additional Paid-in Capital...............................  3,908,038
                                                          ---------- ----------
    Total Equity.........................................  3,910,139    564,382
                                                          ---------- ----------
    Total Liabilities and Equity......................... $6,140,170 $1,472,919
                                                          ========== ==========


                            See accompanying notes.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

                         COMBINED STATEMENTS OF EQUITY

                                   Ordinary
                                    Shares     Additional
                                --------------  Paid-in   Pre-Merger   Total
                                Shares  Amount  Capital     Equity     Equity
                                ------- ------ ---------- ---------- ----------
                                                (In thousands)
Balance at December 31, 1996..                             $461,586  $  461,586
  Net income..................                              260,455     260,455
  Dividends paid..............                              (71,195)    (71,195)
  Advances to related parties
   and other..................                             (287,952)   (287,952)
                                ------- ------ ----------  --------  ----------
Balance at December 31, 1997..                              362,894     362,894
                                ------- ------ ----------  --------  ----------
  Net income..................                              341,578     341,578
  Advances to related parties
   and other..................                             (140,090)   (140,090)
                                ------- ------ ----------  --------  ----------
Balance at December 31, 1998..                              564,382     564,382
                                ------- ------ ----------  --------  ----------
  Net income..................                               58,103      58,103
  Advances from related
   parties and other..........                              299,578     299,578
  Merger with Transocean
   Offshore Inc...............  210,120 $2,101 $3,908,038  (922,063)  2,988,076
                                ------- ------ ----------  --------  ----------
Balance at December 31, 1999..  210,120 $2,101 $3,908,038  $     --  $3,910,139
                                ======= ====== ==========  ========  ==========



                            See accompanying notes.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

                       COMBINED STATEMENTS OF CASH FLOWS

                                                 Years ended December 31,
                                               -------------------------------
                                                 1999       1998       1997
                                               ---------  ---------  ---------
                                                      (In thousands)
Cash Flows from Operating Activities
  Net income.................................. $  58,103  $ 341,578  $ 260,455
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation..............................   131,933    124,707    110,780
    Amortization of deferred gain on sale of
     rigs.....................................   (26,167)   (26,000)    (8,667)
    1999 and 1998 charges.....................    29,409     23,350         --
    Deferred income taxes.....................   (24,253)   (16,039)       501
    Equity in earnings of joint ventures......    (5,610)    (5,389)    (4,946)
    Other, net................................     1,101         --         --
  Changes in operating assets and liabilities,
   net of effects from the merger with
   Transocean Offshore Inc.
    Accounts receivable.......................   100,547    (18,297)   (41,319)
    Accounts payable and accrued liabilities..   (22,505)    27,703        146
    Receivables/payables with related parties,
     net......................................    19,460      1,201     (8,761)
    Income taxes receivable/payable, net......   (21,504)    15,062      6,788
    Other assets and liabilities, net.........       123      5,538      3,507
                                               ---------  ---------  ---------
  Net cash provided by operating activities...   240,637    473,414    318,484
                                               ---------  ---------  ---------
Cash Flows from Investing Activities
  Capital expenditures........................  (537,029)  (424,749)  (187,411)
  Cash acquired in merger with Transocean
   Offshore Inc...............................   439,780         --         --
  Net proceeds from sale of drilling rigs.....        --         --    174,000
  Other, net..................................     7,096      3,205     (5,842)
                                               ---------  ---------  ---------
  Net cash used in investing activities.......   (90,153)  (421,544)   (19,253)
                                               ---------  ---------  ---------
Cash Flows from Financing Activities
  Advances and other (to) from related
   parties....................................   265,523   (140,090)  (287,952)
  Proceeds from issuance of related party
   debt.......................................   371,720    250,080     40,000
  Payments of principal of related party
   debt.......................................  (779,122)   (22,063)   (45,118)
  Dividends paid..............................        --         --    (71,195)
  Proceeds from issuance of long-term debt....        --         --    120,060
  Payments of principal of long-term debt.....   (15,303)   (59,406)   (13,369)
  Other, net..................................    (2,110)    (1,027)   (11,277)
                                               ---------  ---------  ---------
  Net cash provided by (used in) financing
   activities.................................  (159,292)    27,494   (268,851)
                                               ---------  ---------  ---------
Net Increase (Decrease) in Cash and Cash
 Equivalents..................................    (8,808)    79,364     30,380
                                               ---------  ---------  ---------
Cash and Cash Equivalents at Beginning of
 Period.......................................   174,481     95,117     64,737
                                               ---------  ---------  ---------
Cash and Cash Equivalents at End of Period.... $ 165,673  $ 174,481  $  95,117
                                               =========  =========  =========

                            See accompanying notes.

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

                    NOTES TO COMBINED FINANCIAL STATEMENTS

Note 1--Principles of Combination

   Transocean Sedco Forex Inc. (together with its majority owned subsidiaries and predecessors, "the Company," unless the context requires otherwise) is a leading international provider of deepwater and harsh environment contract drilling services for oil and gas wells. The Company owns, has partial ownership interests in, operates or has under construction 73 mobile offshore drilling units. The Company's active fleet consists of twelve high-specification semisubmersibles, thirty-one second- and third-generation semisubmersibles, one Discoverer Enterprise-class drillship, four other drillships, sixteen jackup rigs and three tenders. The Company has under construction two Discoverer Enterprise-class drillships, three Sedco Express-class semisubmersibles and one independent-leg cantilevered jackup. In addition, the fleet includes one multipurpose service jackup, six swamp barges and two land drilling rigs. The Company contracts these drilling rigs, related equipment and work crews primarily on a dayrate basis to drill offshore wells.

   On December 31, 1999, the merger of Transocean Offshore Inc. and Sedco Forex Holdings Limited ("Sedco Forex") was completed. Sedco Forex was the offshore contract drilling service business of Schlumberger Limited ("Schlumberger") and was spun-off immediately prior to the merger transaction. As a result of the merger, Sedco Forex became a wholly owned subsidiary of "Transocean Offshore Inc." which changed its name to Transocean Sedco Forex Inc. The merger was accounted for as a purchase, with Sedco Forex as the acquiror for accounting purposes.

   The balance sheet as of December 31, 1999 represents the consolidated position of the merged company. The results of operations and cash flows for the periods presented in these combined financial statements, and the balance sheet for the period prior to the merger, reflect the results and financial position of Sedco Forex and not that of historical Transocean Offshore Inc. Intercompany transactions and accounts have been eliminated. The equity method of accounting is used for investments in joint ventures owned 50 percent or less.

   The combined financial statements for the period prior to the merger represent the offshore contract drilling service business of Schlumberger, which comprised certain businesses, operations, assets and liabilities of Sedco Forex and its subsidiaries and of Schlumberger and its subsidiaries, as defined in the distribution agreement (see Note 3). Although Sedco Forex was not a separate public company prior to the merger, the combined financial statements are presented as if Sedco Forex had existed as an entity separate from its parent, Schlumberger. The combined financial statements include the historical assets, liabilities, revenues and expenses that were directly related to the offshore contract drilling service business of Schlumberger during the periods presented and have been prepared using Schlumberger's historical bases in the assets and liabilities and the historical results of operations of Sedco Forex.

   Certain Schlumberger corporate expenses, including centralized research and engineering, legal, accounting, employee benefits, real estate, insurance, information technology services, treasury and other corporate and infrastructure costs, although not directly attributable to Sedco Forex's operations, have been allocated to Sedco Forex on bases that Schlumberger and Sedco Forex considered to be a reasonable reflection of the utilization of services provided or the benefit received by Sedco Forex (see Note 16). However, the financial information included herein may not reflect the combined financial position, operating results, changes in equity and cash flows of Sedco Forex had Sedco Forex been a separate, stand-alone entity during the periods presented.

   Because Sedco Forex was historically not operated as a separate, stand-alone entity, and in many cases Sedco Forex's results were included in the combined financial statements of Schlumberger on a divisional basis, there are no separate meaningful historical equity accounts for Sedco Forex prior to the merger. Changes in equity prior to the merger represent Schlumberger's contribution of its net investment in Sedco Forex after giving effect to the net earnings of Sedco Forex, dividends paid, plus net cash transfers to and from Schlumberger and other transfers from Schlumberger.

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

   Certain assets and liabilities included in the financial statements for periods prior to the merger, primarily associated with employee benefits, income taxes, and balances due to or from Schlumberger companies other than Sedco Forex, were retained by Schlumberger in accordance with the distribution agreement (see Note 3).

Note 2--Summary of Significant Accounting Policies

   Accounting Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the U. S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

   Cash and Cash Equivalents--Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are highly liquid debt instruments with an original maturity of three months or less and consist of time deposits with a number of commercial banks with high credit ratings, Eurodollar time deposits, certificates of deposit and commercial paper. The Company may also invest excess funds in a no-load, open-end, management investment trust ("mutual fund"). The mutual fund invests exclusively in high quality money market instruments. Generally, the maturity date of the Company's investments is the next day of business.

   Materials and Supplies--Materials and supplies are carried at average cost less an allowance for obsolescence.

   Property and Equipment--Property and equipment are stated at cost less accumulated depreciation, which is provided for by charges to income over the estimated useful lives of the assets by the straight-line method. Expenditures for renewals, replacements, and improvements are capitalized. Maintenance and repairs are charged to operating expenses as incurred. Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

   Estimated useful lives of rigs range from 10 to 25 years, buildings and improvements from 10 to 30 years and machinery and equipment from 4 to 12 years. From time to time, major improvements are performed on the rigs which extend their useful lives. These improvements are amortized over 10 to 15 years.

   Goodwill--The excess of the purchase price over the estimated fair value of net assets acquired is accounted for as goodwill and is amortized on a straight-line basis over 40 years based on the nature of the offshore drilling industry, long-lived drilling equipment and the long-standing relationships with core customers.

   Impairment of Long-Lived Assets--The carrying value of long-lived assets, principally goodwill and property and equipment, is reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For property and equipment, the determination of recoverability is made based upon the estimated undiscounted future net cash flows of the related asset. For goodwill, the determination of recoverability is made based upon a comparison of the Company's net book value to the value indicated by the market price of its equity securities.

   Operating Revenues and Expenses--Operating revenues are recognized as earned, based on contractual daily rates or on a fixed price basis. Turnkey profits are recognized on completion of the well and acceptance by the customer; however, provisions for losses are made on contracts in progress when losses are anticipated. In connection with drilling contracts, the Company may receive lump sum fees for the mobilization of equipment and personnel or for capital improvements to rigs. In connection with contracted mobilizations, to the extent

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES expenses exceed fees received, the net costs are deferred and amortized over the appropriate periods of benefit, generally the term of the contract. Profits on mobilizations are recognized based on contractual daily rates or percentage of completion, depending upon the contract terms. Costs of relocating drilling units without contracts to more promising market areas are expensed as incurred. Upon completion of drilling contracts, any demobilization fees received are reflected in income, as are any related expenses. Capital upgrade fees received from the client are deferred and recognized as revenue over the period of the drilling project. The actual cost incurred for the capital upgrade is depreciated over the estimated useful life of the asset. The Company incurs periodic survey and drydock costs in connection with obtaining regulatory certification to operate its rigs on an ongoing basis. Costs associated with these certifications are deferred and amortized over the period until the next survey.

   Capitalized Interest--Interest costs for the construction and upgrade of qualifying assets are capitalized. Capitalized interest costs on construction work in progress were $27.2 million and $8.7 million for the years ended December 31, 1999 and 1998, respectively (none during 1997).

   Derivative Instruments--The Company enters into a variety of derivative financial instruments in connection with the management of its exposure to fluctuations in foreign exchange rates and interest rates. The Company does not enter into derivative transactions for speculative purposes; however, for accounting purposes certain transactions may not meet the criteria for hedge accounting (see Note 6).

   Foreign Currency Translation--The U.S. dollar is the functional currency for the Company's foreign operations. Foreign currency exchange gains and losses are included in other income as incurred. Net foreign currency gains amounted to $1.0 million and $5.2 million for the years ended December 31, 1998 and 1997, respectively. Net foreign currency gains were less than $0.1 million in 1999.

   Income Taxes--Sedco Forex's operating results historically have been included in Schlumberger's consolidated U.S. and state income tax returns and in tax returns of Schlumberger's foreign subsidiaries. The provision for income taxes in the combined financial statements has been determined on a separate return basis.

   Taxes on income are computed in accordance with the tax rules and regulations of the taxing authorities where the income is earned. The income tax rates imposed by these taxing authorities vary substantially. Taxable income may differ from pre-tax income for financial accounting purposes. Deferred tax assets and liabilities are usually recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

   Stock-Based Compensation--In accordance with the provisions of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations ("APB 25") in accounting for its employee stock-based compensation plans. Under APB 25, if the exercise price of employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized (see Note 11).

   Comprehensive Income--Comprehensive income is reported in accordance with FASB's Reporting Comprehensive Income, SFAS No. 130. There were no significant items of comprehensive income for the three years ended December 31, 1999.

   New Accounting Pronouncements--In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB 133 to delay the required effective date for adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. Because of the Company's limited use of derivatives to manage its exposure to fluctuations in foreign exchange rates and interest rates, management does not anticipate that the adoption of the new statement will have a significant effect on the results of operations or the financial position of the Company. The Company will adopt SFAS No. 133 as of January 1, 2001.

   Reclassifications--Certain reclassifications have been made to prior period amounts to conform with the current year presentation.

Note 3--Distribution, Spin-off and Merger

   Pursuant to the Distribution Agreement dated July 12, 1999 between Schlumberger and Sedco Forex, Schlumberger separated and consolidated its offshore contract drilling service business under Sedco Forex. In December 1999 Schlumberger made a capital contribution of $226.7 million to Sedco Forex to adjust Sedco Forex's level of indebtedness and cash balances to those required by the terms of the Distribution Agreement.

   In accordance with the Distribution Agreement, certain Sedco Forex assets and liabilities, primarily associated with employee benefits, income taxes and balances due to or from Schlumberger companies other than Sedco Forex were retained by Schlumberger. The net liabilities retained totaled $30.9 million and were treated as a capital contribution by Schlumberger.

   On December 30, 1999, Schlumberger completed the spin-off of Sedco Forex to the Schlumberger shareholders by issuing one share of Sedco Forex capital stock for each share of Schlumberger common stock owned.

   On December 31, 1999, the merger of Transocean Offshore Inc. and Sedco Forex Holdings Limited was completed. Under the terms of the Agreement and Plan of Merger dated July 12, 1999 among Schlumberger, Sedco Forex, Transocean Offshore Inc. and Transocean SF Limited, a wholly owned Transocean Offshore Inc. subsidiary, Transocean SF Limited merged with and into Sedco Forex, and Schlumberger shareholders exchanged all of the Sedco Forex shares distributed by Schlumberger for 109,564,268 ordinary shares of the Company, of which 145,102 ordinary shares were sold on the market for cash paid in lieu of fractional shares.

   The merger was accounted for as a purchase, with Sedco Forex as the acquiror for accounting purposes. The purchase price of $2.99 billion is comprised of the calculated market capitalization of Transocean Offshore Inc. of $2.94 billion and the estimated fair value of Transocean Offshore Inc. stock options at the time of the merger of $0.05 billion. The market capitalization of Transocean Offshore Inc. was calculated using the average closing price of Transocean Offshore Inc. ordinary shares over the seven-day period commencing three days before July 12, 1999, the date the merger was announced.

   The purchase price included, at estimated fair value, current assets of $638 million, drilling and other property and equipment of $3,029 million, other assets of $136 million and the assumption of current liabilities of $299 million, other net long-term liabilities of $278 million and long-term debt of $1,119 million. In addition, a deferred tax liability of $188 million was recorded primarily for the difference in the basis for tax and financial reporting purposes of the net assets acquired. The excess of the purchase price over the estimated fair value of net assets acquired was $1,068 million, which has been accounted for as goodwill.

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

   Unaudited pro forma combined operating results of Sedco Forex and Transocean Offshore Inc. for the years ended December 31, 1999 and 1998, assuming the acquisition had been made as of January 1, 1998, are summarized as follows:

                                                            Year ended December
                                                                    31,
                                                           ---------------------
                                                              1999       1998
                                                           ---------- ----------
                                                           (In thousands, except
                                                              per share data)
   Operating revenues..................................... $1,579,058 $2,180,135
   Operating income.......................................    291,147    789,531
   Net income.............................................    237,898    654,866
   Earnings per share:
     Basic................................................ $     1.13 $     3.12
     Diluted..............................................       1.13       3.11

   The pro forma information includes adjustments for additional depreciation based on the fair market value of the drilling and other property and equipment acquired, the amortization of goodwill arising from the transaction, decreased interest expense for related party debt replaced by borrowings under the Term Loan Agreement (see Note 5) and related adjustments for income taxes. The pro forma information is not necessarily indicative of the results of operations had the transaction been effected on the assumed date or the results of operations for any future periods.

Note 4--Upgrade and Expansion of Drilling Fleet

   Capital expenditures, including capitalized interest, totaled $537 million during the year ended December 31, 1999 and include $132 million, $138 million and $151 million spent on the construction of the Sedco Express, Sedco Energy and Cajun Express, respectively. Capital expenditures also included $60 million on the construction of the Trident 20 during 1999.

   At December 31, 1999, three Sedco Express-class semisubmersibles, the Trident 20 and two Discoverer Enterprise-class drillships were under construction.

Note 5--Debt

   Debt is comprised of the following:

                                                               December 31,
                                                            -------------------
                                                               1999      1998
                                                            ---------- --------
                                                              (In thousands)
   Term Loan Agreement..................................... $  400,000 $     --
   Secured Loan Agreement..................................    235,174       --
   Revolving Credit Agreement..............................    235,000       --
   8.00% Debentures, at fair value.........................    197,774       --
   7.45% Notes, at fair value..............................     93,916
   Secured Rig Financing...................................     85,145  100,448
   6.90% Notes Payable, at fair value......................     19,153       --
                                                            ---------- --------
     Total Debt............................................  1,266,162  100,448
   Less Current Maturities.................................     78,584   14,348
                                                            ---------- --------
     Total Long-Term Debt.................................. $1,187,578 $ 86,100
                                                            ========== ========

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

   Term Loan Agreement--The Company is a party to a $400 million unsecured five-year term loan agreement with a group of banks led by SunTrust Bank, Atlanta, as agent, dated as of December 16, 1999 (the "Term Loan Agreement"). Amounts outstanding under the Term Loan Agreement bear interest, at the Company's option, at a base rate or LIBOR plus a margin (0.55 percent per annum at December 31, 1999) that varies depending on the Company's public senior unsecured debt rating. No principal amortization is required for the first two years, and the Company may prepay some or all of the debt at any time without premium or penalty. The Term Loan Agreement requires compliance with various restrictive covenants and provisions customary for an agreement of this nature including an interest coverage ratio that could limit the Company's ability to pay dividends in the future. The carrying value of the term loan approximates fair value.

   Secured Loan Agreement--The Company is a party to a $235.2 million secured five-year term loan agreement with a group of banks led by ABN AMRO Bank, NV, as agent, dated as of December 22, 1999 (the "Secured Loan Agreement"). At December 31, 1999, the loan was secured by the Discoverer Enterprise and Transocean Amirante. The Company may prepay some or all of the debt at any time without premium or penalty. Approximately 92 percent of the amounts outstanding under the Secured Loan Agreement bear interest at a commercial paper rate plus a margin (0.31 percent per annum at December 31, 1999) while the remaining 8 percent of the amounts outstanding bear interest at LIBOR plus a margin (0.65 percent per annum at December 31, 1999). The floating rates under the Secured Loan Agreement have been converted to a fixed rate of 6.9 percent per annum by the interest rate swap agreement (see Note 6). The Secured Loan Agreement contains covenants and provisions customary for a secured agreement of this nature. The carrying value of the secured loan approximates fair value.

   In January 2000, the Company agreed to cancel the remaining 14 months of a contract with BP Amoco for its semisubmersible rig, the Transocean Amirante, for a cash settlement of $25 million. The cash received was used to repay borrowings under the Secured Loan Agreement relating to the Transocean Amirante and the security interest in the rig was released by the banks. The interest rate swap agreement was also amended to reflect the reduced amounts subject to the swap.

   Revolving Credit Agreement--The Company is a party to a $540 million revolving credit agreement with a group of banks led by ABN AMRO Bank, NV, as agent, (the "Revolving Credit Agreement"). Borrowings under the Revolving Credit Agreement bear interest, at the option of the Company, at a base rate or LIBOR plus a margin (0.20 percent per annum at January 31, 2000) that varies depending on the Company's funded debt to total capital ratio or its public senior unsecured debt rating. The Revolving Credit Agreement requires compliance with various restrictive covenants and provisions customary for an agreement of this nature including an interest coverage ratio that could limit the Company's ability to pay dividends in the future. The Revolving Credit Agreement has a maturity date of July 30, 2002. The carrying amount of the borrowings under the Revolving Credit Agreement approximates fair value. As of December 31, 1999, $305 million was available for additional borrowings under the Revolving Credit Agreement.

   Public Debt Offering--The Company has outstanding $300 million aggregate principal amount of senior, unsecured debt securities originally issued in a public offering. The securities consist of $100 million aggregate principal amount of 7.45 percent notes due April 15, 2027 (the "Notes") and $200 million aggregate principal amount of 8.00 percent debentures due April 15, 2027 (the "Debentures"). Holders of the Notes may elect to have all or any portion of the Notes repaid on April 15, 2007 at 100 percent of the principal amount. The Notes, at any time after April 15, 2007, and the Debentures, at any time, may be redeemed at the option of the Company at 100 percent of the principal amount plus a make-whole premium, if any, equal to the excess of the present value of future payments due under the Notes and Debentures using a discount rate equal to the then-prevailing yield of U.S. treasury notes for a corresponding remaining term plus 20 basis points over the principal amount of the security being redeemed. Interest is payable on April 15 and October 15 of each year. The indenture and

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES supplemental indenture relating to the Notes and the Debentures place limitations on the Company's ability to incur indebtedness secured by certain liens, engage in certain sale/leaseback transactions and engage in certain merger, consolidation or reorganization transactions. The Notes and Debentures were recorded at fair value as part of the merger.

   Secured Rig Financing--The Company has outstanding $85.1 million of debt secured by the Trident IX and the Trident 16 (the "Secured Rig Financing"). Payments under these financing agreements included an interest component of
7.95 percent for the Trident IX and 7.20 percent for the Trident 16. The Trident IX facility expires in April 2003 while the Trident 16 facility expires in September 2004. The financing arrangements provide for a call right on the part of the Company to repay the financing prior to expiration of their scheduled terms and in some circumstances a put right on the part of the banks to require the Company to repay the financings. Under either circumstance, the Company would retain ownership of the rigs. The estimated fair value of the Secured Rig Financing at December 31, 1999 was $82.4 million based on the estimated yield to maturity as of December 31, 1999.

   Notes Payable--The Company has outstanding a $20.8 million aggregate principal amount of unsecured 6.90 percent notes due February 15, 2004 originally issued in a private placement. The note purchase agreement underlying the notes requires compliance with various restrictive covenants and provisions customary for an agreement of this nature and on substantially the same terms as those under the Revolving Credit Agreement, including an interest coverage ratio that could limit the Company's ability to pay dividends in the future. The notes payable were recorded at fair value as part of the merger.

   Expected maturity of the Company's debt is as follows:

                                   Years ended December 31,
                          ------------------------------------------
                           2000    2001     2002     2003     2004   Thereafter   Total
                          ------- ------- -------- -------- -------- ---------- ----------
                                                   (In thousands)
Term Loan Agreement.....  $    -- $    -- $100,000 $150,000 $150,000  $     --  $  400,000
Secured Loan Agreement..   57,159  43,831   41,431   44,601   48,152        --     235,174
Revolving Credit
 Agreement..............       --      --  235,000       --       --        --     235,000
8.00% Debentures, at
 fair value.............       --      --       --       --       --   197,774     197,774
7.45% Notes, at fair
 value..................       --      --       --       --       --    93,916      93,916
Secured Rig Financing...   16,810  18,001   19,381   14,212   16,741        --      85,145
6.90% Notes Payable, at
 fair value.............    4,615   4,615    4,615    4,615      693        --      19,153
                          ------- ------- -------- -------- --------  --------  ----------
 Total Debt.............  $78,584 $66,447 $400,427 $213,428 $215,586  $291,690  $1,266,162
                          ======= ======= ======== ======== ========  ========  ==========

   Letters of Credit--The Company had letters of credit outstanding at December 31, 1999 totaling $124.2 million, including a letter of credit relating to the legal dispute with Kvaerner Installasjon a.s valued at $27.5 million (see Note 10). The remaining amount guarantees various insurance, rig construction and contract bidding activities .


Note 6--Financial Instruments and Risk Concentration

   Foreign Exchange Risk--The Company operates internationally, resulting in exposure to foreign exchange risk. This risk is primarily associated with compensation costs denominated in currencies other than the U.S. dollar and with purchases from foreign suppliers. The Company uses a variety of techniques to minimize the exposure to foreign exchange risk, including customer contract payment terms and the use of foreign exchange derivative instruments.

   The Company's primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars and local currency. The payment portion denominated in local

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES currency is based on anticipated local currency requirements over the contract term. Foreign exchange derivative instruments, specifically, foreign exchange forward contracts, may be used to minimize foreign exchange risk in instances where the primary strategy is not attainable. A foreign exchange forward contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange.

   Gains and losses on foreign exchange derivative instruments which qualify as accounting hedges are deferred and recognized when the underlying foreign exchange exposure is realized. At December 31, 1999 and 1998, there were no material unrealized gains or losses on open foreign exchange derivative hedges. Gains and losses on foreign exchange derivative instruments which do not qualify as hedges for accounting purposes are recognized currently based on the change in market value of the derivative instruments. As of December 31, 1999 and 1998, the Company had no foreign exchange derivative instruments not qualifying as accounting hedges.

   Interest Rate Risk--The Company uses interest rate swap agreements to effectively convert a portion of its floating rate debt to a fixed rate basis, reducing the impact of interest rate changes on future income. Interest rate swaps are designated as hedges of underlying future payments. These agreements involve the exchange of amounts based on variable interest rates for amounts based on a fixed interest rate over the life of the agreement without an exchange of the notional amount upon which the payments are based. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. Gains and losses on terminations of interest rate swap agreements are deferred as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income. The interest rate swap agreements were recorded at fair value as part of the merger.

   Credit Risk--Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and trade receivables. It is the Company's practice to place its cash and cash equivalents in time deposits at commercial banks with high credit ratings or mutual funds which invest exclusively in high quality money market instruments. In foreign locations, local financial institutions are generally utilized for local currency needs. The Company limits the amount of exposure to any one institution and does not believe it is exposed to any significant credit risk.

   The Company derives the majority of its revenue from services to international oil companies and government-owned and government-controlled oil companies. There are concentrations of receivables in various countries (see
Note 14). The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility. This allowance was approximately $27.1 million and $0.8 million at December 31, 1999 and 1998, respectively. The Company is not aware of any significant credit risks relating to its customer base and does not generally require collateral or other security to support customer receivables.

   Labor Agreements--On a worldwide basis, the Company had approximately 22 percent of its employees working under collective bargaining agreements at December 31, 1999, most of whom were working in Norway and Nigeria. Of these represented employees, a majority are working under agreements that are subject to salary negotiation in 2000.

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

Note 7--Other Current Liabilities

   Other current liabilities are comprised of the following:

                                                                 December 31,
                                                               ----------------
                                                                 1999    1998
                                                               -------- -------
                                                                (In thousands)
   Accrued Payroll and Employee Benefits...................... $ 55,542 $66,421
   Contract Disputes and Legal Claims.........................   50,454  10,000
   Deferred Revenue...........................................   17,763      --
   Accrued Taxes, Other than Income...........................   13,433  13,565
   Accrued Interest...........................................   10,056      --
   Other......................................................   20,131   6,207
                                                               -------- -------
                                                               $167,379 $96,193
                                                               ======== =======

Note 8--Supplemental Cash Flow Information

   Non-cash financing activities for the year ended December 31, 1999 included $2.99 billion related to the ordinary shares held by Transocean Offshore Inc. shareholders at the time of the merger. Also included was $34.1 million of non-cash increases in equity advances from Schlumberger relating to balances retained under the Distribution Agreement (see Note 3). Non-cash investing activities for the year ended December 31, 1999 included $2.55 billion of net assets acquired in the merger.

   Cash payments for interest were $39.8 million, $21.4 million and $19.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. Cash payments for income taxes, net, were $35.3 million, $30.0 million and $26.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Note 9--Income Taxes

   Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. There is no expected relationship between the provision for or benefit from income taxes and income or loss before income taxes because each country has taxation regimes which vary not only with respect to nominal rate, but also due to the availability of deductions, credits and other benefits. Variations also arise because income earned in and subject to tax by any particular country or countries fluctuates from year to year. Sedco Forex, a British Virgin Islands company, is not subject to income tax in that jurisdiction. The effective tax rate for the years ended December 31, 1999, 1998 and 1997 was (19.0) percent,
8.7 percent and 10.9 percent, respectively.

   The components of the provision for income taxes are as follows:

                                                    Years ended December 31,
                                                    ---------------------------
                                                      1999      1998     1997
                                                    --------  --------  -------
                                                         (In thousands)
   Current provision............................... $ 14,957  $ 48,482  $31,503
   Deferred provision (benefit)....................  (24,253)  (16,039)     501
                                                    --------  --------  -------
   Income Taxes.................................... $( 9,296) $ 32,443  $32,004
                                                    ========  ========  =======

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

   Significant components of deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             ---------  -------
                                                              (In thousands)
   Deferred Tax Assets--Current
   Accrued personnel taxes.................................. $   1,204  $    --
   Accrued workers' compensation insurance..................       422       --
   Other accruals...........................................     8,877       --
   Retirement and benefit plan accruals.....................     2,831       --
   Insurance accruals.......................................       420       --
   Other....................................................       929       --
                                                             ---------  -------
     Total Current Deferred Tax Assets......................    14,683       --
                                                             ---------  -------
   Deferred Tax Liabilities--Current
   Deferred drydock.........................................    (2,121)      --
                                                             ---------  -------
     Total Current Deferred Tax Liabilities.................    (2,121)      --
                                                             ---------  -------
     Net Current Deferred Tax Assets ....................... $  12,562  $    --
                                                             =========  =======
   Deferred Tax Assets--Noncurrent
   Net operating loss carry forward......................... $  28,205  $14,549
   Retirement and benefit plan accruals.....................     5,218    3,129
   Other accruals...........................................    13,574      226
   Deferred income and other................................       171       34
                                                             ---------  -------
     Total Noncurrent Deferred Tax Assets...................    47,168   17,938
                                                             ---------  -------
   Deferred Tax Liabilities--Noncurrent
   Depreciation and amortization............................  (358,705)      --
   Deferred gains...........................................   (39,774)      --
   Investment in subsidiaries...............................   (27,213)      --
   Other....................................................    (5,467)      --
                                                             ---------  -------
     Total Noncurrent Deferred Tax Liabilities..............  (431,159)      --
                                                             ---------  -------
     Net Noncurrent Deferred Tax Assets (Liabilities)....... $(383,991) $17,938
                                                             =========  =======

   The Company has not provided a valuation allowance to offset the deferred tax assets because, in the opinion of management, it is more likely than not that all deferred tax assets will be realized. In the fourth quarter of 1998, the Company released the valuation allowance related to its UK tax loss carryforwards. These carryforwards, which the Company believes will be fully utilized, are available to the Company indefinitely. Prior to 1998, the Company had recorded a 100 percent valuation allowance on these tax loss carryforwards.

   Transocean Sedco Forex Inc., a Cayman Islands company, is not subject to income taxes in the Cayman Islands. As of December 31, 1999, there is no Cayman Islands income or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by a Cayman Islands company or its shareholders. The Company has obtained an assurance from the Cayman Islands government under the Tax Concessions Law (1995 Revision) that, in the event that any legislation is enacted in the Cayman Islands imposing tax computed on profits or income, or computed on any capital assets, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, such tax shall not, until June 1, 2019, be applicable to the Company or to any of its operations or to the shares, debentures or other obligations of the Company. Therefore, under present law there will be no Cayman Islands tax consequences affecting distributions.

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

   The Company's income tax returns are subject to review and examination in the various jurisdictions in which the Company operates. Certain tax authorities have questioned the amounts of income and expense subject to tax in their jurisdiction for prior periods. The Company is currently contesting additional assessments which have been asserted and may contest any future assessments. In the opinion of management, the ultimate resolution of these asserted income tax liabilities will not have a material adverse effect on the Company's business, financial position or results of operations.

   In connection with the distribution of Sedco Forex to the Schlumberger shareholders, Sedco Forex and Schlumberger entered into a Tax Separation Agreement. In accordance with the terms of the Tax Separation Agreement, Schlumberger agreed to indemnify Sedco Forex for any tax liabilities incurred directly in connection with the preparation of Sedco Forex for this distribution. In addition, Schlumberger agreed to indemnify Sedco Forex for tax liabilities associated with Sedco Forex operations conducted through Schlumberger entities prior to the merger and any tax liabilities associated with Sedco Forex assets retained by Schlumberger.

   Transocean Offshore Inc. was included in the consolidated federal income tax returns filed by a former parent, Sonat Inc. ("Sonat") during all periods in which Sonat's ownership was greater than or equal to 80 percent ("Affiliation Years"). Transocean Offshore Inc. and Sonat entered into a Tax Sharing Agreement providing for the manner of determining payments with respect to federal income tax liabilities and benefits arising in the Affiliation Years. Under the Tax Sharing Agreement, Transocean Offshore Inc. will pay to Sonat an amount equal to Transocean Offshore Inc.'s share of the Sonat consolidated federal income tax liability, generally determined on a separate return basis. In addition, Sonat will pay Transocean Offshore Inc. for utilization by Sonat of deductions, losses and credits which are attributable to Transocean Offshore Inc. and in excess of that which would be utilized on a separate return basis. Transocean Offshore Inc. has been notified that the IRS will commence an examination of the last Affiliation Year, the short taxable year ended June 4, 1993.

Note 10--Commitments and Contingencies

   Leases--The Company has operating lease commitments expiring at various dates, principally for real estate, office space, office equipment and rig bareboat charters. In addition to rental payments, some leases provide that the Company pay a pro rata share of operating costs applicable to the leased property. At December 31, 1999, future minimum payments for noncancellable operating leases are as follows:

                                                                  (In thousands)
      2000.......................................................    $29,575
      2001.......................................................     23,262
      2002.......................................................      1,997
      2003.......................................................      1,924
      2004.......................................................      1,661
      Thereafter.................................................     13,151
                                                                     -------
        Total....................................................    $71,570
                                                                     =======

   Rental expense for all operating leases, including leases with terms of less than one year, was $37 million, $56 million and $30 million for the years ended December 31, 1999, 1998 and 1997, respectively.

   Upgrade and Expansion of Drilling Fleet--The Company's investments in its previously announced fleet additions continue to require significant capital expenditures. At December 31, 1999, the Company had firm commitments related to rig construction (see Note 4) totaling $242.3 million.

   Legal Proceedings--During 1997, Kvaerner Installasjon a.s ("Kvaerner") in Norway performed modification and refurbishment work on a high specification semisubmersible drilling rig, the Transocean

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

Leader. The amount owed with respect to such work is in dispute. A letter of credit valued at approximately $27.5 million as of December 31, 1999 has been posted pending the resolution of the dispute by agreement between the parties or by final judgment under the Norwegian judicial process. In September 1998, the Company instituted an action in the Norwegian courts alleging that it owes no additional amounts and that the letter of credit should be released. In March 1999, Kvaerner commenced proceedings in the Norwegian courts seeking judgment for approximately $33 million plus interest. The Company vigorously denies the material allegations of Kvaerner's petition and expects a trial date to be set in the fourth quarter of 2000. Although the Company cannot predict with certainty the outcome of the dispute at this time, the Company does not expect the liability, if any, resulting from this matter to have a material adverse effect on its business or financial position.

   In 1990 and 1991, two of the Company's subsidiaries were served with various assessments collectively valued at approximately $7.4 million from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services. The Company believes that neither subsidiary is liable for the taxes and has contested the assessments in the Brazilian administrative and court systems. The proceeding with respect to a June 1991 assessment, which was valued at approximately $6.3 million, is now pending before the Brazil Supreme Court. The lower courts and the superior court of appeals have rejected the Company's arguments. An August 1990 assessment also had an unfavorable ruling at the first and second court levels and is being submitted to the Brazil Supreme Court. The Company is awaiting a ruling from the Taxpayer's Council as to an October 1990 assessment. If the Company's defenses are ultimately unsuccessful, the Company believes that the Brazilian government-controlled oil company, Petrobras, has a contractual obligation to reimburse the Company for municipal tax payments required to be paid by the Company. The Company does not expect the liability, if any, resulting from these assessments to have a material adverse effect on the Company's business or financial position.

   Global Marine Drilling Company ("Global Marine") initiated an arbitration proceeding in London in December 1997 against a subsidiary of Sedco Forex. Global Marine alleges a claim for approximately $85 million (plus interest and costs) for an alleged late return of a chartered rig and for breach of maintenance obligations under the charter. In February 1998, the tribunal held that the charter expired January 20, 1998, plus time for physical delivery. The rig was not redelivered until May 1998 and, accordingly, the Company will probably be required to pay some dayrate for the period from January 1998 until redelivery. The amount of any damages has not been set and hearings on various issues are set for later this year. The Company disputes Global Marine's allegations and is vigorously defending the case. The arrestment previously placed on the rig, Sovereign Explorer, in connection with the proceedings has been lifted. Although the Company cannot predict with certainty the outcome of the dispute at this time, the Company does not expect that the ultimate liability, if any, resulting from the matter will have a material adverse effect on its business or financial position.

   RIGCO North America, LLC ("RIGCO"), a subsidiary of Tatham Offshore Inc., filed a lawsuit in Texas state court in July 1999 asserting various claims in connection with shipyard and rig management contracts for two rigs managed on behalf of RIGCO. As a result of the merger, Sedco Forex assumed liability for these claims. RIGCO alleges breach of contract, negligence and fraud and claims damages of approximately $51 million, plus exemplary damages, attorney's fees and other unspecified damages. In August 1999, RIGCO filed for voluntary bankruptcy protection in the U.S. federal bankruptcy court sitting in Texas. As part of the bankruptcy proceedings, RIGCO filed a preference action in September 1999. RIGCO seeks to avoid alleged transfers of approximately $4.2 million and to have those funds returned to the RIGCO bankruptcy estate. The Company disputes the allegations and is vigorously defending the case. Although the Company cannot predict with certainty the outcome of the dispute at this time, the Company does not expect that the liability, if any, resulting from the matter will have a material adverse effect on its business or financial position.

   The Indian Customs Department, Mumbai, filed a "show cause notice" against a subsidiary of Sedco Forex and various third parties on July 8, 1999. The show cause notice alleges that the original entry into India and

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES other subsequent movements of the Trident 2 jackup rig operated by the subsidiary constituted imports and exports for which proper customs procedures were not followed and that customs duties should have been paid, and seeks payment of customs duties, with interest and penalties, and confiscation of the rig. In connection with these allegations, the customs authorities confiscated the rig, which confiscation was stayed by application to the High Court, Mumbai, until one month following the order of the Customs Department in respect of the show cause notice. In January 2000, the Customs Department issued an order in respect of the show cause notice, directing the Company to pay approximately a $3.5 million redemption fee for the rig in lieu of confiscation and approximately $1.5 million in penalties in addition to the amount of customs duties owed, which were unspecified in the order. The Company disputes the ruling and is vigorously defending the case. In February 2000, the Company filed an appeal with the Customs, Excise, Gold (Exchange), Appellate Tribunal (CEGAT) and an application with the High Court in Mumbai to have the confiscation of the rig stayed pending the outcome of the appeal. The Company does not expect that the ultimate liability, if any, resulting from the matter will have a material adverse effect on its business or financial position.

   In January 2000, an anchor from one of the Company's drilling rigs was accidentally released as a result of an anchor winch failure while the rig was under tow to a drilling location in the U.S. Gulf of Mexico. The incident resulted in the release of hydrocarbons from the damaged section of the pipeline, damage to offshore facilities, including a crude oil pipeline, and the shutdown of the pipeline and affected production platforms. All appropriate governmental authorities were notified, and the Company cooperated fully with the operator and relevant authorities in support of the remediation efforts. Following the incident, the operator of the pipeline and certain other joint owners and affected producers have notified the Company that they consider the Company liable for the resulting damages. The Company expects that existing insurance will substantially cover any potential liability associated with this matter.

   Other--The Company has other contingent liabilities resulting from litigation, claims and commitments incidental to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the business or financial position of the Company.

Note 11--Stock-Based Compensation Plans

   Prior to the spin-off, key employees of Sedco Forex were granted stock options at various dates under the Schlumberger stock option plans. For all of the stock options granted under such plans, the exercise price of each option equaled the market price of Schlumberger stock on the date of grant; each option's maximum term was ten years, and they generally vested in 20 percent increments over five years. Fully vested options held by Sedco Forex employees at the date of the spin-off will lapse in accordance with their provisions. Non-vested options were terminated and fully vested stock options to purchase ordinary shares of Transocean Sedco Forex Inc. were granted under a new plan (the "SF Plan"). Certain Sedco Forex employees did not join the Company; therefore, their options remained unchanged under the Schlumberger stock option plans.

   Incentive Plan--The Company has an incentive plan for key employees and outside directors (the "Incentive Plan"). Under the Incentive Plan, awards can be granted in the form of stock options, restricted stock, stock appreciation rights ("SARs") and cash performance awards. Under the Incentive Plan, the Company is authorized to grant up to (i) 12.9 million ordinary shares to employees; (ii) 400,000 ordinary shares to outside directors; and (iii) 250,000 freestanding SARs to employees or directors. Options issued under the Incentive Plan have a ten-year term and become exercisable in three equal annual installments after the date of grant. On December 31, 1999, all unvested stock options and SARs and all unvested restricted shares granted after April 1996 became fully vested as a result of the merger. At December 31, 1999, there were 8.6 million total shares available for future grants.

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

   The following table summarizes option activities:

                                                                       Weighted-
                                                           Number of    Average
                                                             Shares    Exercise
                                                          Under Option   Price
                                                          ------------ ---------
   Schlumberger Options
   Outstanding at December 31, 1996......................    720,400    $33.18
   Granted...............................................    167,000     81.51
   Exercised.............................................    (89,080)    30.43
                                                           ---------    ------
   Outstanding at December 31, 1997......................    798,320     43.60
   Granted...............................................     14,500     78.38
   Exercised.............................................    (49,900)    30.31
                                                           ---------    ------
   Outstanding at December 31, 1998......................    762,920     45.13
   Granted...............................................    121,250     56.83
   Exercised.............................................   (216,616)    33.38
   Unvested options terminated...........................   (282,000)    61.23
   Options retained by Schlumberger......................   (385,554)    48.56
                                                           ---------    ------
                                                                  --        --
                                                           =========    ======
   Transocean Sedco Forex Inc. Options
   Options outstanding at time of merger.................  2,747,773     25.04
   Options issued under the SF Plan......................    491,645     34.09
   Options issued under the Incentive Plan...............     20,000     33.69
                                                           ---------    ------
   Outstanding at December 31, 1999......................  3,259,418    $26.46
                                                           =========    ======
   Exercisable at December 31, 1997......................    367,220    $31.28
   Exercisable at December 31, 1998......................    444,220    $35.80
   Exercisable at December 31, 1999......................  3,239,418    $26.41

   The following table summarizes information about stock options outstanding at December 31, 1999:

                                        Options Outstanding          Options Exercisable
   Range of        Weighted-Average ---------------------------- ----------------------------
   Exercise           Remaining       Number    Weighted-Average   Number    Weighted-Average
   Prices          Contractual Life Outstanding  Exercise Price  Outstanding  Exercise Price
   --------        ---------------- ----------- ---------------- ----------- ----------------
   $ 8.38--$19.17     4.69 years       570,645       $ 9.99         570,645       $ 9.99
   $23.44--$34.63     7.96 years     2,115,914       $25.98       2,095,914       $25.90
   $36.94--$56.31     8.11 years       572,859       $44.64         572,859       $44.64

   On December 31, 1999, there were 135,057 restricted shares and 86,585 stock appreciation rights outstanding under the Incentive Plan.

   Stock Purchase Plan--The Company provides a stock purchase plan (the "Stock Purchase Plan") for certain full-time employees. Under the terms of the Stock Purchase Plan, employees can choose each year to have between two and twenty percent of their annual base earnings withheld to purchase up to $25,000 of the Company's ordinary shares. The purchase price of the stock is 85 percent of the lower of its beginning-of-year or end-of-year market price. Up to 750,000 ordinary shares are reserved for issuance pursuant to the Plan.

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

   As discussed in Note 2, APB 25 and related interpretations are applied in accounting for stock-based compensation plans. If compensation expense for stock options granted under Schlumberger stock option plans was recognized using the alternative fair value method of accounting under SFAS No. 123, net income and unaudited pro forma earnings per share would have been reduced to the pro forma amounts indicated below:

                                                      Years ended December 31,
                                                      -------------------------
                                                       1999     1998     1997
                                                      ------- -------- --------
                                                           (In thousands)
   Net Income:
     As Reported..................................... $58,103 $341,578 $260,455
     Pro Forma.......................................  56,274  339,537  259,244
   Unaudited Pro Forma Earnings Per Share:
    Basic
     As Reported..................................... $  0.53 $   3.12 $   2.38
     SFAS 123 Pro Forma..............................    0.51     3.10     2.37
    Diluted
     As Reported..................................... $  0.53 $   3.12 $   2.38
     SFAS 123 Pro Forma..............................    0.51     3.10     2.36

   The above pro forma information is not indicative of future pro forma results. The fair value of each option grant under the Schlumberger stock option plans is estimated on the date of grant using the multiple option Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yields of 0.75 percent; expected volatility of 26-27 percent, 21-25 percent and 21 percent; risk free interest rates of 4.86-5.22 percent, 4.35-5.62 percent and 5.80-6.77 percent; and expected lives of 5.60 years, 5.02 and 5.09 years. The weighted-average fair value of options granted was $18.31, $23.18 and $24.04 for the years ended December 31, 1999, 1998 and 1997, respectively.

Note 12--Retirement Plans and Other Postemployment Benefits

   Qualified Defined Benefit Pension Plans--Prior to the spin-off of Sedco Forex, Schlumberger sponsored several defined benefit pension plans that covered substantially all U.S. employees (the "Sedco Forex Plans"). Pursuant to the distribution agreement (see Note 3), Schlumberger and the Company entered into an employee matters agreement concerning personnel and employee benefit matters. Pursuant to this agreement, Schlumberger retained the benefit-related liabilities of former Sedco Forex employees under the Sedco Forex Plans. The benefits under these plans are based on years of service and compensation on a career-average pay basis. These plans are substantially fully funded with trustees in respect to past and current service. Charges to expense were based upon costs computed by independent actuaries. The funding policy is to contribute annually amounts that are allowable for U.S. federal income tax purposes. These contributions are intended to provide for benefits earned to date and those expected to be earned in the future.

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

   The change in benefit obligation, fair value of plan assets and funded status for the Sedco Forex Plans for the year ended December 31, 1998 is shown in the table below. These changes are not presented for the year ended December 31, 1999 because Schlumberger retained the benefit obligation and plan assets related to the Sedco Forex Plans.

                                                                Pension Benefits
                                                                ----------------
                                                                  December 31,
                                                                      1998
                                                                ----------------
                                                                 (In thousands)
   Change in benefit obligation
   Benefit obligation at beginning of year.....................      $6,297
   Service cost................................................         396
   Interest cost...............................................         460
   Actuarial losses............................................         467
   Benefits paid...............................................        (277)
                                                                     ------
     Benefit obligation at end of year.........................       7,343
                                                                     ------
   Change in plan assets
   Fair value of plan assets at beginning of year..............       6,336
   Actual return on plan assets................................       1,049
   Company contributions.......................................         315
   Benefits paid...............................................        (277)
                                                                     ------
     Fair value of plan assets at end of year..................       7,423
                                                                     ------
   Funded status...............................................          80
   Unrecognized net transition asset...........................         (17)
   Unrecognized net actuarial gain.............................        (366)
   Unrecognized prior service cost.............................         402
                                                                     ------
   Prepaid pension cost........................................      $   99
                                                                     ======

                                                            Pension Benefits
                                                            ------------------
                                                                  As of
                                                              December 31,
                                                              ------------
   Weighted-average assumptions of the Sedco Forex Plans      1999      1998
   -----------------------------------------------------    --------  --------
   Discount rate...........................................     7.75%     7.5%
   Expected return on plan assets..........................      9.0%     9.0%
   Rate of compensation increase...........................      4.5%     4.5%

   Net pension cost for the Sedco Forex Plans included the following components:

                                                            Pension Benefits
                                                            -------------------
                                                               Years ended
                                                              December 31,
                                                            -------------------
                                                            1999   1998   1997
                                                            -----  -----  -----
                                                             (In thousands)
   Components of Net Periodic Benefit Cost
   Service cost............................................ $ 689  $ 396  $ 243
   Interest cost...........................................   548    460    416
   Expected return on plan assets..........................  (575)  (485)  (392)
   Amortization of transition asset........................    (6)    (6)    (6)
   Amortization of prior service cost......................    44     43     40
   Early retirement charge.................................   134     --     --
                                                            -----  -----  -----
     Benefit cost.......................................... $ 834  $ 408  $ 301
                                                            =====  =====  =====

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

   Pursuant to the employee matters agreement, Schlumberger will continue to maintain various non-U.S. defined benefit and defined contribution plans. Expenses for these funds were immaterial for each of the three years ended December 31, 1999.

   The Company provides a qualified defined benefit pension plan (the "Retirement Plan"), which covers substantially all U.S. employees of the Company. The Company also maintains a plan (the "Supplemental Benefit Plan") which provides certain eligible employees with benefits in excess of those allowed under the Retirement Plan (together, the "U.S. Plans"). Annual retirement benefits under the U.S. Plans are based on a combination of participants' years of service and compensation. The amount of funding to the Retirement Plan is determined on a year-to-year basis, with amounts consistent with minimum and maximum funding requirements established by various governmental bodies. The Supplemental Benefit Plan is not funded.

   In addition, the Company provides several defined benefit plans, primarily group pension schemes with life insurance companies covering non-U.S. employees (the "non-U.S. Plans"). Benefits are based on compensation once eligibility is reached. Certain of the pension schemes are financed in part by contributions from employees. Employer contributions are determined primarily by the respective life insurance companies based upon plan terms. For insurance-based schemes, annual premium payments are considered to represent a reasonable approximation of the service costs of benefits earned during the period, and the amounts owed for the employer's portion of the social security tax are expensed in the period of payment. The U.S. Plans and the non-U.S. Plans comprise the pension benefits provided by the Company (together, the "TSF Plans").

   The aggregate benefit obligation, fair value of plan assets and funded status of the TSF Plans were $129.1 million, $135.4 million and $6.3 million, respectively, at December 31, 1999.

   The aggregate projected benefit obligation and fair value of plan assets for the TSF Plans with projected benefit obligations in excess of plan assets were $42.2 million and $11.7 million, respectively, at December 31, 1999.

   The aggregate accumulated benefit obligation and fair value of plan assets for the TSF Plans with accumulated benefit obligations in excess of plan assets were $16.2 million and $5.4 million, respectively, at December 31, 1999.

   Postretirement Benefits Other Than Pensions--Prior to the spin-off, Sedco Forex provided certain health care benefits to former employees who have retired under the Sedco Forex Plans (the "Sedco Forex Other Benefit Plan").

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

   The change in benefit obligation for the Sedco Forex Other Benefit Plan for the year ended December 31, 1998 is shown in the table below. This change is not presented for the year ended December 31, 1999 because Schlumberger retained the postretirement benefit obligation for retirees and fully eligible participants of the plan, which amounted to approximately $4 million at December 31, 1999.

                                                                  Other Benefits
                                                                  --------------
                                                                   December 31,
                                                                       1998
                                                                  --------------
                                                                  (In thousands)
   Change in benefit obligation
   Benefit obligation at beginning of year.......................     $4,056
   Service cost..................................................        136
   Interest cost.................................................        295
   Actuarial losses..............................................        283
   Benefits paid.................................................       (232)
                                                                      ------
   Benefit obligation at end of year.............................      4,538
                                                                      ------
   Unrecognized net actuarial gain...............................        972
   Unrecognized prior service cost...............................         68
                                                                      ------
     Postretirement benefit liability............................     $5,578
                                                                      ======

                                                             Other Benefits
                                                             ----------------
                                                                  As of
                                                              December 31,
                                                             ----------------
   Weighted-average assumptions of the Sedco Forex Other
   Benefit Plans                                              1999     1998
   -----------------------------------------------------     -------  -------
   Discount rate............................................    7.75%    7.5%

   For measurement purposes, the rate of increase in the per capita costs of covered health care benefits was assumed to be 6.7 percent in 1999.

   Net cost for the Sedco Forex Other Benefit Plan included the following components:

                                                               Other Benefits
                                                               ----------------
                                                                Years ended
                                                                December 31,
                                                               ----------------
                                                               1999  1998  1997
                                                               ----  ----  ----
                                                               (In thousands)
   Components of Net Periodic Benefit Cost
   Service cost............................................... $207  $136  $ 80
   Interest cost..............................................  346   295   291
   Amortization of prior service cost.........................   (4)   (4)   (4)
   Amortization of unrecognized net gain......................  (41)  (61)  (67)
                                                               ----  ----  ----
                                                               $508  $366  $300
                                                               ====  ====  ====

   The Company maintains plans that provide for non-contractual limited health care and life insurance benefits to U.S. office employees and certain other U.S. field employees when they retire (the "TSF Other Benefit Plans").

   The aggregate accumulated benefit obligation, fair value of plan assets and funded status of the TSF Other Benefit Plans were $8.7 million, $0.6 million and $(8.1) million at December 31, 1999.

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

   Defined Contribution Plans--The Company provides a defined contribution pension and savings plan covering senior non-U.S. field employees working outside the United States. Contributions and costs are determined as 4.5 percent to 6.5 percent of each covered employee's salary, based on years of service. In addition, the Company sponsors a U.S. defined contribution savings plan. It covers certain employees and limits Company contributions to no more than 4.5 percent of each covered employee's salary, based on the employee's contribution. The Company also sponsors various other defined contribution plans worldwide.

   Deferred Compensation Plan--The Company provides a Deferred Compensation Plan (the "Plan"). The Plan's primary purpose is to provide tax-advantageous asset accumulation for a select group of management, highly compensated employees and non-employee members of the Board of Directors of the Company.

   Eligible employees who enroll in the Plan may elect to defer up to a maximum of 90 percent of base salary, 100 percent of any future performance awards, 100 percent of any special payments and 100 percent of directors' meeting fees and annual retainers; however, the Administrative Committee (three individuals appointed by the Compensation Committee of the Board of Directors) may, at its discretion, establish minimum amounts that must be deferred by anyone electing to participate in the plan. In addition, the Compensation Committee may authorize employer contributions to participants, and the Chief Executive Officer of the Company (with Compensation Committee approval) may enter into "Deferred Compensation Award Agreements" with such participants.

Note 13--Investments in and Advances to Joint Ventures

   The Company has a 25 percent interest in Sea Wolf Drilling Limited ("Sea Wolf"). In September 1997, Sedco Forex sold two semisubmersible rigs, the Drillstar and the Sedco Explorer, to Sea Wolf. The rigs are operated by the Company under bareboat charters. The sale resulted in a deferred gain of $157 million which is being amortized to operating and maintenance expense over the six year life of the bareboat charter.

   The Company also has a 50 percent interest in Overseas Drilling Limited ("ODL"), which owns the drillship Joides Resolution. The drillship is contracted to perform drilling and coring operations in deep waters worldwide for the purpose of scientific research. The Company manages and operates the vessel on behalf of ODL.

   The Company has a 24.89 percent interest in Arcade Drilling as ("Arcade"), a Norwegian offshore drilling company. Arcade owns two high specification semisubmersible rigs, the Henry Goodrich and the Paul B. Loyd, Jr. The investment in Arcade was recorded at fair value as part of the merger.

Note 14--Segments, Geographical Analysis and Major Customers

   The Company operates in one industry segment, offshore contract drilling services. For the years ended December 31, 1999, 1998 and 1997, the Royal Dutch Shell Group accounted for approximately 16.2 percent, 19.2 percent, and
24.1 percent, respectively, of total revenue. The loss of this or other significant customers could have a material adverse effect on the Company's results of operations.

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

   Revenues and long-lived assets by country are as follows:

                                                    Years ended December 31,
                                                 ------------------------------
                                                    1999       1998      1997
                                                 ---------- ---------- --------
                                                         (In thousands)
   Operating Revenues
   United Kingdom............................... $  124,918 $  344,061 $312,141
   Indonesia....................................     88,158    124,904  104,229
   Nigeria......................................     69,326    118,935   97,140
   Australia....................................     62,347     91,108   78,184
   Brazil.......................................     60,607     79,780   40,980
   Angola.......................................     53,107     75,529   73,781
   Rest of the World............................    189,773    256,206  184,879
                                                 ---------- ---------- --------
   Total Operating Revenues..................... $  648,236 $1,090,523 $891,334
                                                 ========== ========== ========
   Long-Lived Assets
   United States................................ $1,372,224 $   37,658 $ 31,735
   Norway.......................................    705,122         --       --
   United Kingdom...............................    630,086    148,808  147,936
   France.......................................    492,400    225,000       --
   Brazil.......................................    386,568     84,126  100,174
   Angola.......................................     25,740     51,552   62,687
   Congo........................................     35,519     59,785   73,616
   Thailand.....................................      3,055      3,318   73,951
   Goodwill(a)..................................  1,067,594         --       --
   Other........................................    862,996    347,979  162,175
                                                 ---------- ---------- --------
   Total Long-Lived Assets...................... $5,581,304 $  958,226 $652,274
                                                 ========== ========== ========

--------
(a)Goodwill resulting from the merger has not been allocated to individual countries.

   A substantial portion of the Company's assets are mobile. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the earnings generated by such assets during the periods.

   The Company's international operations are subject to certain political and other uncertainties, including risks of war and civil disturbances (or other events that disrupt markets), expropriation of equipment, repatriation of income or capital, taxation policies, and the general hazards associated with certain areas in which operations are conducted.

Note 15--1999 and 1998 Charges

   Operating and maintenance expense for the years ended December 31, 1999 and 1998 included charges totaling $42.0 million and $23.4 million, respectively. Reduced exploration and development activity by customers, resulting from a period of low oil prices from late 1997 through early 1999 and industry consolidation over the same time period, resulted in a slowdown in the offshore drilling industry during 1998 and 1999. As a result of this slowdown approximately 1000 operating personnel were determined to be redundant, and charges associated with termination and severance benefits of $13.2 million and $3.6 million were recognized during 1999 and 1998, respectively. Substantially all of these employees have been terminated and severance and termination costs have been paid as of December 31, 1999. Provisions for potential legal claims of $28.8 million and $10.0 million were recognized during 1999 and 1998, respectively (see Note 10). Asset impairment charges of $9.8 million were recognized in 1998 related to assets retired from the active fleet.

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

Note 16--Related Party Transactions

   In certain countries prior to the merger, Sedco Forex participated in Schlumberger's centralized treasury and cash processes. In these countries, cash was managed either through zero balance accounts or an interest-bearing offsetting mechanism. Cash disbursements for operations, acquisitions and other investments were funded as needed from Schlumberger.

   Certain Schlumberger corporate expenses, including centralized research and engineering, legal, accounting, employee benefits, real estate, insurance, information technology services, treasury and other corporate and infrastructure costs have been allocated to Sedco Forex on bases that Schlumberger and Sedco Forex considered to be a reasonable reflection of the utilization of services provided or the benefit received by Sedco Forex. The allocation methods include relative revenues, headcount, square footage, transaction processing costs, adjusted operating expenses and others. These allocations resulted in charges being recorded in the combined statements of operations, as follows:

                                                       Years Ended December 31,
                                                       ------------------------
                                                         1999    1998    1997
                                                       -------- ------- -------
                                                            (In thousands)
   Operating and maintenance.......................... $ 56,184 $78,350 $44,539
   General and administrative.........................    7,978   9,433   4,416
                                                       -------- ------- -------
                                                       $ 64,162 $87,783 $48,955
                                                       ======== ======= =======

   On December 31, 1999, the Company repaid indebtedness to Schlumberger in the aggregate amount of $303.6 million with the proceeds from the $400 million unsecured five-year term loan (see Note 5). At December 31, 1998, Sedco Forex had long-term debt due to Schlumberger of $407 million. These loans bore interest at rates based on fifty basis points over LIBOR and were used to finance both Sedco Forex's existing fleet of rigs and ongoing major construction projects. Interest expense on related party indebtedness aggregated $26 million, $11 million and $10 million for 1999, 1998 and 1997, respectively.

   The related party receivables and payables balances included in the combined balance sheets represent amounts arising from transactions entered into by the Company to settle outstanding customer and trade receivables and payables with other Schlumberger entities.

Note 17--Unaudited Pro Forma Earnings Per Share

   Sedco Forex did not have a separate capital structure prior to the spin-off from Schlumberger and merger with Transocean Offshore Inc. Accordingly, historical earnings per share has not been presented (see Note 1). Unaudited pro forma earnings per share for each period presented was calculated using the Transocean Sedco Forex shares issued pursuant to the merger agreement and the dilutive effect of Transocean Sedco Forex stock options granted under the SF Plan (see Note 11), as applicable.

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

   The reconciliation of the numerator and denominator used for the computation of basic and diluted pro forma earnings per share is as follows:

                                                 Years ended December 31,
                                          --------------------------------------
                                              1999         1998         1997
                                          ------------ ------------ ------------
                                          (In thousands, except per share data)
Net income for basic and diluted
 earnings per share.....................  $     58,103 $    341,578 $    260,455
                                          ------------ ------------ ------------
Pro forma shares for basic earnings per
 share..................................       109,564      109,564      109,564
Effect of dilutive securities:
  Employee stock options................            72           72           72
                                          ------------ ------------ ------------
Adjusted pro forma shares and assumed
 conversions for diluted earnings
 per share..............................       109,636      109,636      109,636
                                          ============ ============ ============
Unaudited pro forma basic earnings per
 share..................................  $       0.53 $       3.12 $       2.38
                                          ------------ ------------ ------------
Unaudited pro forma diluted earnings per
 share..................................  $       0.53 $       3.12 $       2.38
                                          ------------ ------------ ------------

Note 18--Quarterly Results (Unaudited)

   Shown below are selected unaudited quarterly data:

                                                       Quarter
                                       ---------------------------------------
                                         First    Second     Third    Fourth
                                       --------- --------- --------- ---------
                                        (In thousands, except per share data)
1999
  Operating Revenues.................. $ 189,158 $ 162,432 $ 165,250 $ 131,396
  Operating Income(a).................     7,767    32,402    29,293   (20,618)
  Net Income(a).......................    11,336    27,358    31,804   (12,395)
  Unaudited Pro Forma Earnings Per
   Share(a)(c)
    Basic............................. $    0.10 $    0.25 $    0.29 $   (0.11)
    Diluted...........................      0.10      0.25      0.29     (0.11)
  Unaudited Pro Forma Shares
   Outstanding(c)
    Basic.............................   109,564   109,564   109,564   109,564
    Diluted...........................   109,636   109,636   109,636   109,636
1998
  Operating Revenues.................. $ 257,935 $ 276,453 $ 290,093 $ 266,042
  Operating Income(b).................    83,442   104,490   104,780    84,553
  Net Income(b).......................    67,264    91,001    92,199    91,114
  Unaudited Pro Forma Earnings Per
   Share(b)(c)
    Basic............................. $    0.61 $    0.83 $    0.84 $    0.83
    Diluted...........................      0.61      0.83      0.84      0.83
  Unaudited Pro Forma Shares
   Outstanding(c)
    Basic.............................   109,564   109,564   109,564   109,564
    Diluted...........................   109,636   109,636   109,636   109,636

--------
(a) First quarter 1999 included charges totaling $42.0 million ($32.5 million after taxes) for severance costs and provisions for potential legal claims. Fourth quarter 1999 included charges totaling $13.4 million for provisions for doubtful accounts receivable in West Africa and contract penalties.
(b) Third quarter 1998 included charges totaling $13.4 million after taxes for severance costs and asset impairments. Fourth quarter 1998 included a $7.0 million after tax provision for a potential legal claim.
(c) Unaudited pro forma earnings per share calculated using the Transocean Sedco Forex shares and options issued pursuant to the merger agreement.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

   The Company has not had a change in or disagreement with its accountants within twenty-four months prior to the date of its most recent financial statements or in any period subsequent to such date.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

ITEM 11. Executive Compensation

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

ITEM 13. Certain Relationships and Related Transactions

   The information required by Items 10, 11, 12 and 13 is incorporated herein by reference to the Company's definitive proxy statement for its 2000 annual general meeting of shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 1999. Certain information with respect to the executive officers of the Company is set forth in Item 4 of this annual report under the caption "Executive Officers of the Registrant."

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)Index to Financial Statements, Financial Statement Schedules and
  Exhibits

      (1) Financial Statements

                                                                            Page
                                                                            ----
  Included in Part II of this report:
    Report of Independent Auditors.........................................  30
    Report of Independent Accountants......................................  31
    Combined Statements of Operations......................................  32
    Combined Balance Sheets................................................  33
    Combined Statements of Equity..........................................  34
    Combined Statements of Cash Flows......................................  35
    Notes to Combined Financial Statements.................................  36

   Financial statements of 50 percent or less owned joint ventures are not presented herein because such joint ventures do not meet the significance test.

     (2) Financial Statement Schedules

                    Transocean Sedco Forex and Subsidiaries

                 Schedule II--Valuation and Qualifying Accounts

                                                Additions
                                    ---------------------------------
                         Balance at                  Charged to Other
                         Beginning  Charged to Costs    Accounts--    Deductions--  Balance at
                         of Period    and Expenses       Describe       Describe   End of Period
                         ---------- ---------------- ---------------- ------------ -------------
                                                     (In thousands)
Year Ended December 31,
 1997
 Reserves and allowances
  deducted from asset
  accounts:
  Allowance for doubtful
   accounts receivable..    1,137           605                             80(3)      1,662
  Allowance for obsolete
   materials and
   supplies.............    9,348           193                            315(4)      9,226
Year Ended December 31,
 1998
 Reserves and allowances
  deducted from asset
  accounts:
  Allowance for doubtful
   accounts receivable..    1,662         2,216                          3,049(3)        829
  Allowance for obsolete
   materials and
   supplies.............    9,226         1,962                            994(4)     10,194
Year Ended December 31,
 1999
 Reserves and allowances
  deducted from asset
  accounts:
  Allowance for doubtful
   accounts receivable..      829        13,839           12,564(1)        123(3)     27,109
  Allowance for obsolete
   materials and
   supplies.............   10,194         1,795           12,582(2)      1,439(4)     23,132

--------
(1) Amount includes $10,464 relating to the allowance for doubtful accounts receivable assumed in the merger with Transocean Offshore Inc. and $2,100 in receivable reserves reclassifications.
(2) Amount includes $12,582 relating to the allowance for obsolete materials and supplies assumed in the merger with Transocean Offshore Inc.
(3) Uncollectible accounts receivable written off, net of recoveries.
(4) Obsolete materials and supplies written off, net of scrap.

   Other schedules are omitted either because they are not required or are not applicable, or because the required information is included in the financial statements or notes thereto.

                   REPORT OF INDEPENDENT ACCOUNTANTS ON THE
                         FINANCIAL STATEMENT SCHEDULE

   To the Board of Directors of Schlumberger Limited

   Our audits of the combined financial statements referred to in our report dated August 6, 1999 appearing in the 1999 Annual Report to Shareholders of Transocean Sedco Forex Inc. (which report and combined financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein, as of and for the two years ended December 31, 1998, when read in conjunction with the related combined financial statements.

PricewaterhouseCoopers LLP
New York, New York
August 6, 1999

     (3) Exhibits

   The following exhibits are filed in connection with this Report:

 Number                               Description
 ------                               -----------
  2.1   Agreement and Plan of Merger dated as of July 12, 1999 among
        Schlumberger Limited, Sedco Forex Holdings Limited, Transocean Offshore
        Inc. and Transocean SF Limited (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus dated October 27, 1999 included in the Company's Registration Statement on Form S-4 (Registration No. 333-
        89727))

  2.2   Distribution Agreement dated as of July 12, 1999 between Schlumberger
        Limited and Sedco Forex Holdings Limited (incorporated by reference to
        Annex B to the Joint Proxy Statement/Prospectus dated October 27, 1999 included in the Company's Registration Statement on Form S-4
        (Registration No. 333-89727))

  2.3 Agreement and Plan of Merger and Conversion dated as of March 12, 1999 between Transocean Offshore Inc. and Transocean Offshore (Texas) Inc.
        (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of Transocean Offshore (Texas) Inc. filed on April 8, 1999
        (Registration No. 333-75899))

  3.1   Memorandum of Association of Transocean Sedco Forex Inc., as amended
        (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated January 12, 2000)

  3.2   Articles of Association of Transocean Sedco Forex Inc., as amended
        (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated January 12, 2000)

  4.1   Credit Agreement dated as of July 30, 1996 among Sonat Offshore
        Drilling Inc., the Lenders party thereto, ABN AMRO Bank, as Agent, and the Co-Agents listed therein (incorporated by reference to Exhibit 10-
        (1) to the Company's Form 10-Q for the quarter ending June 30, 1996)

  4.2   First Amendment to Credit Agreement dated as of April 24, 1997
        (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ending March 31, 1997)

  4.3   Second Amendment to Credit Agreement dated as of December 19, 1997
        (incorporated by reference to Exhibit 4.4 to the Company's Form 10-K for the year ending December 31, 1997)

  4.4 Third Amendment to Credit Agreement dated May 22, 1998 (incorporated by reference to Exhibit 4.9 to the Company's Form 10-Q for the quarter ending June 30, 1998)

 +4.5   Secured Loan Agreement dated as of December 21, 1999 among Transocean
        Enterprise Inc., the Liquidity Providers party thereto and ABN AMRO
        Bank, as Agent and Enhancer

 +4.6   Credit Agreement dated as of December 16, 1999 among Transocean
        Offshore Inc., the Lenders party thereto, and SunTrust Bank, Atlanta, as Agent

  4.7   Indenture dated as of April 15, 1997 between the Company and Texas
        Commerce Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated April 29,
        1997)

  4.8   First Supplemental Indenture dated as of April 15, 1997 between the
        Company and Texas Commerce Bank National Association, as trustee, supplementing the Indenture dated as of April 15, 1997 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated April 29,
        1997)

  4.9   Second Supplemental Indenture dated as of May 14, 1999 between the
        Company and Chase Bank of Texas, National Association, as trustee
        (incorporated by reference to Exhibit 4.5 to the Company's Post-
        Effective Amendment No. 1 to Registration Statement on Form S-3
        (Registration No. 333-59001-99))

  4.10  Form of Note (incorporated by reference to Exhibit 4.3 to the Company's
        Form 8-K dated April 29, 1997)


 Number                                Description
 ------                                -----------
    4.11 Form of Debenture (incorporated by reference to Exhibit 4.4 to the
         Company's Form 8-K dated April 19, 1997)

   10.1  Tax Sharing Agreement between Sonat Inc. and Sonat Offshore Drilling
         Inc. dated June 3, 1993 (incorporated by reference to Exhibit 10-(3)
         to the Company's Form 10-Q for the quarter ending June 30, 1993)

  *10.2  Performance Award and Cash Bonus Plan of Sonat Offshore Drilling Inc.
         (incorporated by reference to Exhibit 10-(5) to the Company's Form 10-
         Q for quarter ending June 30, 1993)

  *10.3  Form of Sonat Offshore Drilling Inc. Executive Life Insurance Program
         Split Dollar Agreement and Collateral Assignment Agreement
         (incorporated by reference to Exhibit 10-(9) to the Company's Form 10-
         K for the year ending December 31, 1993)

   10.4  Purchase Agreement dated as of April 1, 1987 among Sonat Offshore
         Drilling Inc., Sonat Offshore Ventures Inc., Dixilyn-Field Drilling
         Company and Panhandle Eastern Corporation (incorporated by reference to Exhibit 10-(9) to the Company's Registration Statement on Form S-1
         (Registration No. 33-60992) dated April 13, 1993)

   10.5  Agreement dated as of June 14, 1995, among Sonat Offshore Ventures
         Inc., Sonat Offshore Drilling Inc., Dixilyn-Field Drilling Company and
         Panhandle Eastern Corporation (incorporated by reference to Exhibit
         10-(8) to the Company's Form 10-K for the year ending December 31,
         1995)

  *10.6  Employee Stock Purchase Plan, as amended and restated effective
         January 1, 2000 (incorporated by reference to Exhibit 4.4 to the
         Company's Registration Statement on Form S-8 (Registration No.
         333-94551) filed January 12, 2000)

 +*10.7 Long-Term Incentive Plan of Transocean Sedco Forex Inc., as amended and restated effective January 1, 2000

  *10.9  Form of Employment Agreement dated May 14, 1999 between J. Michael
         Talbert, W. Dennis Heagney, Robert L. Long, Jon C. Cole, Donald R.
         Ray, Eric B. Brown, Barbara S. Koucouthakis and Alan A. Broussard, individually, and the Company (incorporated by reference to Exhibit
         10.1 to the Company's Form 10-Q for the quarter ending June 30, 1999)

 +*10.10 Deferred Compensation Plan of Transocean Offshore Inc., as amended and restated effective January 1, 2000

   10.12 Employment Matters Agreement dated as of December 13, 1999 among
         Schlumberger Limited, Sedco Forex Holdings Limited and Transocean
         Offshore Inc. (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-
         94551) filed January 12, 2000)

  *10.13 Sedco Forex Employees Option Plan of Transocean Sedco Forex Inc.
         effective December 31, 1999 (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No.
         333-94569) filed January 12, 2000)

  +21    Subsidiaries of the Company

  +23.1  Consent of Ernst & Young LLP

  +23.2  Consent of PricewaterhouseCoopers LLP

  +24    Powers of Attorney

  +27(1) Financial Data Schedule

--------
* Compensatory plan or arrangement.
+ Filed herewith.

   Exhibits listed above as previously having been filed with the Securities and Exchange Commission are incorporated herein by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934 and made a part hereof with the same effect as if filed herewith.

   Certain instruments relating to long-term debt of the Company and its subsidiaries have not been filed as exhibits since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a combined basis. The Company agrees to furnish a copy of each such instrument to the Commission upon request.

   (b) Reports on Form 8-K

   During the quarter ended December 31, 1999 the Company filed a Current Report on Form 8-K on November 9, 1999. Items 5 and 7 were reported and the following financial statements were filed: Unaudited Condensed Pro Forma Combined Financial Statements for Transocean Sedco Forex Inc. and Sedco Forex Holdings Limited Combined Financial Statements.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2000.

                                          TRANSOCEAN SEDCO FOREX INC.

                                                   /s/ Robert L. Long
                                          By: _________________________________

                                                     Robert L. Long
                                                Executive Vice President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 20, 2000.


              Signature                                  Title
              ---------                                  -----

      /s/ Victor E. Grijalva               Chairman of the Board of Directors
______________________________________
          Victor E. Grijalva

      /s/ J. Michael Talbert               President, Chief Executive Officer
______________________________________     and Director (Principal Executive
          J. Michael Talbert                            Officer)

        /s/ Robert L. Long                 Executive Vice President and Chief
______________________________________             Financial Officer
            Robert L. Long                   (Principal Financial Officer)

         /s/ Ricardo Rosa                    Vice President and Controller
______________________________________       (Principal Accounting Officer)
             Ricardo Rosa

                  *                                     Director
______________________________________
          Richard D. Kinder

                  *                                     Director
______________________________________
         Ronald L. Kuehn, Jr.

                  *                                     Director
______________________________________
          Arthur Lindenauer

                  *                                     Director
______________________________________
          Martin B. McNamara

                  *                                     Director
______________________________________
            Roberto Monti

                  *                                     Director
______________________________________
             Alain Roger

                  *                                     Director
 _____________________________________
            Kristian Siem

                  *                                     Director
 _____________________________________
           Ian C. Strachan

     /s/ William E. Turcotte
*By______________________________
       William E. Turcotte
       (Attorney-in-Fact)