Form 10-Q
period 2000-03-31
TRANSOCEAN SEDCO FOREX INC
filed 2000-05-10
CIK 1083269

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO          .

                         COMMISSION FILE NUMBER 1-7746

                                 ------------

                          TRANSOCEAN SEDCO FOREX INC.
            (Exact name of registrant as specified in its charter)

                                 ------------

          CAYMAN ISLANDS                                 N/A
  (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                 Identification No.)


         4 GREENWAY PLAZA
          HOUSTON, TEXAS                                77046
(Address of principal executive offices)              (Zip Code)


      Registrant's telephone number, including area code:  (713) 232-7500

                                 ------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---


     As of April 30, 2000, 210,457,127 ordinary shares, par value $.01 per share, were outstanding.

================================================================================

                          TRANSOCEAN SEDCO FOREX INC.

                              INDEX TO FORM 10-Q

                         QUARTER ENDED MARCH 31, 2000

                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations
          Three Months Ended March 31, 2000 and 1999.....................   1

         Condensed Consolidated Balance Sheets
          March 31, 2000 and December 31, 1999...........................   2

         Condensed Consolidated Statements of Cash Flows
          Three Months Ended March 31, 2000 and 1999.....................   3

         Notes to Condensed Consolidated Financial Statements............   4

     ITEM 2. Management's Discussion and Analysis of Financial

         Condition and Results of Operations.............................  10

     ITEM 3. Quantitative and Qualitative Disclosures about Market Risk..  16

PART II - OTHER INFORMATION

     ITEM 1. Legal Proceedings...........................................  16

     ITEM 6. Exhibits and Reports on Form 8-K............................  17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The condensed consolidated financial statements of Transocean Sedco Forex Inc. and consolidated subsidiaries (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited combined financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                 Three Months Ended
                                                                     March 31,
                                                                 --------------------
                                                                   2000        1999
                                                                 --------    --------
                                                                    (In thousands,
                                                                except per share data)
Operating Revenues                                               $300,849    $189,158
-------------------------------------------------------------------------------------

Costs and Expenses
 Operating and maintenance                                        185,997     146,706
 Depreciation and amortization                                     64,575      30,569
 General and administrative                                        12,878       4,116
-------------------------------------------------------------------------------------
                                                                  263,450     181,391
-------------------------------------------------------------------------------------

Operating Income                                                   37,399       7,767
-------------------------------------------------------------------------------------

Other Income (Expense), Net
 Equity in earnings of joint ventures                               2,870         709
 Interest income                                                      961       2,267
 Interest expense, net of amounts capitalized                          --      (3,094)
 Other, net                                                           948         (85)
-------------------------------------------------------------------------------------
                                                                    4,779        (203)
-------------------------------------------------------------------------------------

Income Before Income Taxes                                         42,178       7,564

Income Tax Expense (Benefit)                                        9,701      (3,772)
-------------------------------------------------------------------------------------

Net Income                                                       $ 32,477    $ 11,336
=====================================================================================

Earnings Per Share (Pro forma prior to effective date of
 the merger)
 Basic                                                           $   0.15       $0.10
=====================================================================================
 Diluted                                                         $   0.15       $0.10
=====================================================================================

Weighted Average Shares Outstanding (Pro forma prior to
 effective date of the merger)
 Basic                                                            210,153     109,564
-------------------------------------------------------------------------------------
 Diluted                                                          211,048     109,636
-------------------------------------------------------------------------------------

Dividends Paid Per Share                                         $   0.03          --
=====================================================================================

                            See accompanying notes.

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                March 31,   December 31,
                                                                  2000          1999
                                                               ----------    ----------
                                                           (In thousands, except share data)
                                    ASSETS
Cash and Cash Equivalents                                      $  122,857    $  165,673
Accounts Receivable, less allowance for doubtful
 accounts of $27,751 and $27,109                                  298,307       292,628
Materials and Supplies                                             78,269        77,058
Deferred Income Taxes                                              21,783        12,562
Other Current Assets                                               19,773        10,945
---------------------------------------------------------------------------------------
 Total Current Assets                                             540,989       558,866
---------------------------------------------------------------------------------------

Property and Equipment                                          5,642,367     5,498,116
Less Accumulated Depreciation                                   1,209,114     1,153,614
---------------------------------------------------------------------------------------
 Property and Equipment, net                                    4,433,253     4,344,502
---------------------------------------------------------------------------------------

Goodwill, net                                                   1,063,999     1,067,594
Investments in and Advances to Joint Ventures                     103,512       101,892
Other Assets                                                       37,699        67,316
---------------------------------------------------------------------------------------
 Total Assets                                                  $6,179,452    $6,140,170
=======================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable                                               $  107,426    $  144,538
Accrued Income Taxes                                              100,136       111,853
Current Portion of Long-Term Debt                                  61,367        78,584
Other Current Liabilities                                         181,680       193,546
---------------------------------------------------------------------------------------
  Total Current Liabilities                                       450,609       528,521
---------------------------------------------------------------------------------------

Long-Term Debt                                                  1,251,742     1,187,578
Deferred Income Taxes                                             402,348       383,991
Other Long-Term Liabilities                                       131,178       129,941
---------------------------------------------------------------------------------------
  Total Long-Term Liabilities                                   1,785,268     1,701,510
---------------------------------------------------------------------------------------

Preference Shares, $0.10 par value; 50,000,000 shares
   authorized, none issued and outstanding                             --            --
Ordinary Shares, $0.01 par value; 300,000,000 shares
   authorized, 210,441,345 shares issued and outstanding
   at March 31, 2000, and 210,119,501 shares issued and
   outstanding at December 31, 1999                                 2,106         2,101
Additional Paid-in Capital                                      3,915,296     3,908,038
Retained Earnings                                                  26,173            --
---------------------------------------------------------------------------------------
  Total Shareholders' Equity                                    3,943,575     3,910,139
---------------------------------------------------------------------------------------
  Total Liabilities and Shareholders' Equity                   $6,179,452    $6,140,170
=======================================================================================


                            See accompanying notes.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                     --------------------------
                                                                        2000             1999
                                                                     ---------        ---------
                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                          $  32,477        $  11,336
 Adjustments to reconcile net income to
  net cash provided by operating activities
   Depreciation and amortization                                        64,575           30,569
   Deferred income taxes                                                 8,868           (9,391)
   1999 Charges                                                             --           40,249
   Equity in earnings of joint ventures                                 (2,870)            (709)
   Deferred income, net                                                 (7,037)          (5,415)
   Deferred expenses, net                                                1,103               --
   Other, net                                                           (1,234)          (1,389)
   Changes in operating assets and liabilities
    Accounts receivable                                                 (7,893)          65,549
    Accounts payable and accrued liabilities                           (38,141)           5,545
    Receivable/payable with related parties, net                            --          (35,839)
    Income taxes receivable/payable, net                               (11,717)              48
    Other current assets                                               (13,538)          (2,169)
-----------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                               24,593           98,384
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                                 (140,758)        (105,459)
 Proceeds from sale of coiled tubing drilling services business         24,488               --
 Other, net                                                              1,456            2,987
-----------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                 (114,814)        (102,472)
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowings on Revolving Credit Agreement                           85,000               --
 Net proceeds from other debt                                            3,339               --
 Repayments on Secured Loan Agreement                                  (35,294)              --
 Repayments on Secured Rig Financing                                    (4,024)          (3,732)
   Repayment of Notes Payable                                           (2,308)              --
   Proceeds from issuance of ordinary shares under
    stock-based compensation plans                                       7,492               --
   Dividends paid                                                       (6,304)              --
 Proceeds from debt to related parties                                      --          158,000
 Advances and other to related parties                                      --          (70,592)
 Repayments of debt to related parties                                      --           (6,140)
 Other, net                                                               (496)              --
-----------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                               47,405           77,536
-----------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                   (42,816)          73,448
-----------------------------------------------------------------------------------------------

Cash and Cash Equivalents at Beginning of Period                       165,673          174,481
-----------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                           $ 122,857        $ 247,929
===============================================================================================

                            See accompanying notes.

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - PRINCIPLES OF CONSOLIDATION

  Transocean Sedco Forex Inc. (together with its majority owned subsidiaries and predecessors, the "Company", unless the context requires otherwise) is a leading international provider of deepwater and harsh environment contract drilling services for oil and gas wells. The Company owns, has partial ownership interests in, operates or has under construction 73 mobile offshore drilling units. The Company contracts these drilling rigs, related equipment and work crews primarily on a dayrate basis to drill offshore wells.

  On December 31, 1999, the merger of Transocean Offshore Inc. and Sedco Forex Holdings Limited ("Sedco Forex") was completed. Sedco Forex was the offshore contract drilling service business of Schlumberger Limited ("Schlumberger") and was spun-off immediately prior to the merger transaction. As a result of the merger, Sedco Forex became a wholly owned subsidiary of Transocean Offshore Inc., which changed its name to Transocean Sedco Forex Inc. The merger was accounted for as a purchase, with Sedco Forex as the acquiror for accounting purposes.

  The balance sheets presented in these condensed financial statements and the statements of operations and cash flows for the quarter ended March 31, 2000 represent the consolidated financial position, results of operations and cash flows of the merged company. The results of operations and cash flows for the quarter ended March 31, 1999 reflect the operating results and cash flows of Sedco Forex and not those of historical Transocean Offshore Inc. Intercompany transactions and accounts have been eliminated. The equity method of accounting is used for investments in joint ventures owned 50 percent or less.

  The condensed financial statements for the period prior to the merger represent the offshore contract drilling service business of Schlumberger, which comprised certain businesses, operations, assets and liabilities of Sedco Forex and its subsidiaries and of Schlumberger and its subsidiaries, as defined in a distribution agreement. Although Sedco Forex was not a separate public company prior to the merger, the condensed financial statements are presented as if Sedco Forex had existed as an entity separate from its parent, Schlumberger.
The condensed financial statements include the historical revenues and expenses that were directly related to the offshore contract drilling service business of Schlumberger during the quarter ended March 31, 1999 and have been prepared using Schlumberger's historical results of operations of Sedco Forex.

  Prior to the merger, certain Schlumberger corporate expenses, including centralized research and engineering, legal, accounting, employee benefits, real estate, insurance, information technology services, treasury and other corporate and infrastructure costs, although not directly attributable to Sedco Forex's operations, were allocated to Sedco Forex on bases that Schlumberger and Sedco Forex considered to be a reasonable reflection of the utilization of services provided or the benefit received by Sedco Forex (see Note 7). The financial information for the period prior to the merger included herein may not reflect the combined operating results and cash flows of Sedco Forex had Sedco Forex been a separate, stand-alone entity during the period presented.

  Because Sedco Forex was historically not operated as a separate, stand-alone entity, and in many cases Sedco Forex's results were included in the consolidated financial statements of Schlumberger on a divisional basis, there are no separate meaningful historical equity accounts for Sedco Forex prior to the merger.

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 2 - GENERAL

BASIS OF CONSOLIDATION - The accompanying condensed financial statements of the Company have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 or for any future period. In connection with the preparation of these financial statements, management was required to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, expenses and disclosure of contingent liabilities. Actual results could differ from such estimates. The accompanying condensed financial statements and notes thereto should be read in conjunction with the combined financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

SUPPLEMENTARY CASH FLOW INFORMATION - Cash payments for interest and income taxes, net were $17.0 million and $12.5 million, respectively, for the three months ended March 31, 2000 and $4.6 million and $5.4 million, respectively, for the three months ended March 31, 1999.

GOODWILL - The excess of the purchase price over the estimated fair value of net assets acquired is accounted for as goodwill and is amortized on a straight-line basis over 40 years. The amortization period is based on the nature of the offshore drilling industry, long-lived drilling equipment and the long-standing relationships with core customers. Accumulated amortization as of March 31, 2000 totaled $6.7 million.

CAPITALIZED INTEREST - Interest costs for the construction and upgrade of qualifying assets are capitalized. The Company capitalized interest costs on construction work in progress of $23.1 million and $5.0 million for the three months ended March 31, 2000 and 1999, respectively.

CHANGE IN ESTIMATE - As a result of the merger, the Company conformed its policies relating to estimated rig lives and salvage values. Estimated useful lives of its offshore drilling units now range from 18 to 35 years, reflecting maintenance history and market demand for these drilling units. Depreciation expense for the three months ended March 31, 2000 was reduced by approximately $17 million (net $ 0.08 per diluted share) as a result of conforming these policies.

INCOME TAXES - Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. There is no expected relationship between the provision for or benefit from income taxes and income or loss before income taxes because the countries have taxation regimes which vary not only with respect to nominal rate, but also in terms of the availability of deductions, credits and other benefits. Variations also arise because income earned and taxed in any particular country or countries fluctuates from year to year.

SEGMENTS - The Company's operations share similar economic characteristics and have been aggregated into one reportable segment. The Company operates in one industry segment, offshore contract drilling services. The Company provides these services with different types of offshore drilling equipment located in several geographic regions. The location of the Company's rigs and the allocation of resources to build or upgrade rigs is determined by the activities and needs of customers.

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133, to delay the effective date for the adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. Because of the Company's limited use of derivatives to manage its exposure to fluctuations in foreign exchange rates and interest rates, management does not anticipate that the adoption of the new statement will have a material effect on the results of operations or the financial position of the Company. The Company will adopt SFAS No. 133 as of January 1, 2001.

NOTE 3 - PRO FORMA COMBINED OPERATING RESULTS


  Unaudited pro forma combined operating results of Sedco Forex and Transocean Offshore Inc. for the quarter ended March 31, 1999, assuming the merger (see
Note 1) had been completed as of January 1, 1999, are summarized as follows:


Three months ended March 31,                                    1999
-----------------------------------------------------------------------
(In thousands, except per share data)

Operating revenues                                            $495,517
Operating income                                               117,749
Net income                                                      86,911
Earnings per share:
 Basic                                                        $   0.41
 Diluted                                                          0.41

  The pro forma information includes adjustments for additional depreciation based on the fair market value of the drilling and other property and equipment acquired, the amortization of goodwill arising from the transaction, decreased interest expense for related party debt replaced by borrowings under the Term Loan Agreement (see Note 5), decreased interest income associated with the reduction of cash balances and related adjustments for income taxes. The pro forma information is not necessarily indicative of the results of operations had the transaction been effected on the assumed date or the results of operations for any future periods.

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 4 - UPGRADE AND EXPANSION OF DRILLING FLEET

  Capital expenditures, including capitalized interest, totaled $141 million during the quarter ended March 31, 2000 and include $26 million, $27 million, $29 million, $32 million and $20 million spent on the construction of the Sedco Express, Sedco Energy, Cajun Express, Discoverer Spirit and Discoverer Deep Seas, respectively. The Company also spent $10 million on the construction of the Trident 20 during the first quarter of 2000, which was offset by a $20 million client reimbursement for estimated incremental costs to construct the rig in the Caspian Sea.

NOTE 5 - DEBT


  Debt is comprised of the following:
                                              March 31,    December 31,
                                                2000           1999
----------------------------------------------------------------------
(In thousands)

Term Loan Agreement                         $  400,000     $  400,000
Revolving Credit Agreement                     320,000        235,000
Secured Loan Agreement                         199,880        235,174
8.00% Debentures                               197,795        197,774
7.45% Notes                                     93,972         93,916
Secured Rig Financing                           81,121         85,145
6.90% Notes Payable                             16,943         19,153
Other                                            3,398             --
----------------------------------------------------------------------

 Total Debt                                  1,313,109      1,266,162
Less Current Maturities                         61,367         78,584
----------------------------------------------------------------------

 Total Long-Term Debt                       $1,251,742     $1,187,578
======================================================================

  Secured Loan Agreement - In January 2000, the Company agreed to cancel the remaining 14 months of a contract with BP Amoco for its semisubmersible rig, the Transocean Amirante, for a cash settlement of $25.1 million, which was recognized as revenue during the first quarter of 2000. The cash received was used to repay borrowings under the Secured Loan Agreement relating to the Transocean Amirante and the security interest in the rig was released by the banks. An interest rate swap agreement related to the Secured Loan Agreement was also amended to reflect the reduced amounts subject to the swap.

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 6 - OTHER CURRENT LIABILITIES

  Other current liabilities are comprised of the following:

                                            March 31,    December 31,
                                              2000           1999
----------------------------------------------------------------------
(In thousands)

Accrued Payroll and Employee Benefits       $ 59,490       $ 63,082
Contract Disputes and Legal Claims            52,654         50,454
Deferred Gain on Sale of Rigs                 26,167         26,167
Accrued Taxes, Other than Income              10,271         14,390
Accrued Interest                              16,075         10,056
Other                                         17,023         29,397
----------------------------------------------------------------------
                                            $181,680       $193,546
======================================================================

NOTE 7 - RELATED PARTY TRANSACTIONS

  The financial statements for the quarter ended March 31, 1999 include allocations from Schlumberger of certain corporate expenses, including centralized research and engineering, legal, accounting, employee benefits, real estate, insurance, information technology services, treasury and other corporate and infrastructure costs. These allocations were determined on bases that Schlumberger and Sedco Forex considered to be a reasonable reflection of the utilization of services provided or the benefit received by Sedco Forex. The allocation methods included relative revenues, headcount, square footage, transaction processing costs, adjusted operating expenses and others. These allocations resulted in charges of $16.6 million to operating and maintenance expense and $1.6 million to general and administrative expense for the quarter ended March 31, 1999. The Company incurred expenses amounting to approximately $3.1 million in the first quarter of 2000 for transitional services provided by Schlumberger.

NOTE 8 - 1999 CHARGES

  Operating and maintenance expense for the quarter ended March 31, 1999 includes charges totaling $42.0 million, of which $13.2 million relates to termination and severance benefits and $28.8 million relates to potential legal claims.

NOTE 9 - SALE OF COILED TUBING DRILLING SERVICES BUSINESS

  In February 2000, the Company sold its coiled tubing drilling services business to Schlumberger. The net proceeds from the sale were $24.5 million and no gain or loss was recognized on the sale. The Company's interest in its Transocean-Nabors Drilling Technology LLC and DeepVision L.L.C. joint ventures were excluded from the sale.

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 10 -  EARNINGS PER SHARE

  The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows:

Three Months ended March 31,                                             2000       1999
------------------------------------------------------------------------------------------
(In thousands, except per share data)
Net income for basic and diluted earnings per share                    $ 32,477   $ 11,336
------------------------------------------------------------------------------------------

Weighted-average shares outstanding (Pro forma prior
 to effective date of the merger):
  Shares for basic earnings per share                                   210,153    109,564
  Effect of dilutive securities:
    Employee stock options and unvested stock grants                        895         72
------------------------------------------------------------------------------------------
Adjusted weighted-average shares and assumed
 conversions for diluted earnings per share                             211,048    109,636
==========================================================================================

Earnings per share (Pro forma prior to effective date of merger):
   Basic                                                               $   0.15   $   0.10
==========================================================================================
   Diluted                                                             $   0.15   $   0.10
==========================================================================================

  Sedco Forex did not have a separate capital structure prior to the spin-off from Schlumberger and merger with Transocean Offshore Inc. (see Note 1). Accordingly, historical earnings per share has not been presented for the periods prior to the merger. Pro forma earnings per share for the quarter ended March 31, 1999 was calculated using the Transocean Sedco Forex shares issued pursuant to the merger agreement and the dilutive effect of Transocean Sedco Forex stock options granted to former Sedco Forex employees at the time of the merger, as applicable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following information should be read in connection with the information contained in the combined financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

OVERVIEW

  On December 31, 1999, the merger of Transocean Offshore Inc. and Sedco Forex Holdings Limited ("Sedco Forex") was completed. Sedco Forex was the offshore contract drilling service business of Schlumberger Limited ("Schlumberger") and was spun-off immediately prior to the merger transaction. As a result of the merger, Sedco Forex became a wholly owned subsidiary of Transocean Offshore Inc., which changed its name to Transocean Sedco Forex Inc. The merger was accounted for as a purchase, with Sedco Forex as the acquiror for accounting purposes.

  Transocean Sedco Forex Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company", "we" or "our") is a leading international provider of deepwater and harsh environment contract drilling services for oil and gas wells. As of May 1, 2000, the Company owns, has partial ownership interests in, operates or has under construction 73 mobile offshore drilling units. The Company's active fleet consists of twelve high-specification semisubmersibles, thirty-one second- and third-generation semisubmersibles, one Discoverer Enterprise-class drillship, four other drillships, sixteen jackup rigs and three tenders. The Company has under construction two Discoverer Enterprise-class drillships, three Sedco Express-class semisubmersibles and one independent-leg cantilevered jackup. In addition, the fleet includes one multipurpose service jackup, six swamp barges and two land drilling rigs. The Company contracts these drilling rigs, related equipment and work crews primarily on a dayrate basis to drill offshore wells.

  The balance sheets presented in the condensed financial statements and the statements of operations and cash flows for the quarter ended March 31, 2000 represent the consolidated financial position, results of operations and cash flows of the merged company. The results of operations and cash flows for the quarter ended March 31, 1999 reflect the operating results and cash flows of Sedco Forex and not those of historical Transocean Offshore Inc. At the time of the merger, Sedco Forex owned, had ownership interests in or operated 40 mobile offshore drilling rigs and had four such rigs under construction.

OPERATING RESULTS

    Quarter ended March 31, 2000 compared to Quarter ended March 31, 1999

  Net income for the three months ended March 31, 2000 was $32.5 million, or $0.15 per diluted share, on revenues of $300.8 million and reflect the results of the combined company. The results also include a cash settlement of $25.1 million, or a net $0.08 per diluted share, relating to an agreement with BP Amoco to cancel the remaining 14 months of firm contract time on the semisubmersible Transocean Amirante. Net income for the corresponding period in 1999 was $11.3 million, or $0.10 per pro forma diluted share, on revenues of $189.2 million. Operating and maintenance expense for the first quarter of 1999 included charges for severance costs and provisions for potential legal claims totaling $42.0 million, or a net $0.30 per pro forma diluted share. The results for the three months ended March 31, 1999 reflect Sedco Forex historic results only and not those of Transocean Offshore Inc.

  Operating revenues for the three months ended March 31, 2000 were $300.8 million compared to $189.2 million for the same period in 1999, an increase of $111.6 million or 59 percent. The increase was primarily as a result of the merger. Revenues for the first quarter of 2000 include the $25.1 million settlement relating to the Transocean Amirante contract cancellation. Revenues relating to former Sedco Forex operations totaled $123.0 million for the March 2000 quarter, representing a $66.2 million or 35 percent decrease over the comparable 1999 period. The decrease in revenues related to former Sedco

Forex rigs resulted from lower utilization and dayrates for these rigs, which declined from an average of 75 percent and $71,200, respectively, for the first quarter of 1999 to an average of 58 percent and $59,200, respectively, for the same period in 2000.

  Operating and maintenance expense for the three months ended March 31, 2000 was $186.0 million compared to $146.7 million for the same period in 1999, an increase of $39.3 million or 27 percent. The increase was primarily as a result of the merger. Operating and maintenance expense for the first quarter of 1999 included charges totaling $42.0 million relating to severance liabilities and provisions for potential legal claims and $16.6 million in allocations of costs by Schlumberger. A large portion of operating and maintenance expense consists of employee-related costs and is fixed or only semi-variable. Accordingly, operating and maintenance expense does not vary in direct proportion to activity.

  Depreciation and amortization expense increased $34.0 million or 111 percent, from $30.6 million in the first quarter of 1999 to $64.6 million in the same period of 2000. Depreciation expense increased primarily due to the addition of the former Transocean Offshore Inc. rigs and equipment at fair value. In addition, $6.7 million of amortization of goodwill resulting from the merger was recorded in the first quarter of 2000. Depreciation expense was reduced by approximately $17 million (net $0.08 per diluted share) for the first quarter of 2000 as a result of the Company conforming its policies relating to estimated rig lives and salvage values.

  General and administrative expense for the three months ended March 31, 2000 was $12.9 million compared to $4.1 million for the same period in 1999, an increase of $8.8 million or 215 percent. The increase is primarily attributable to the merger and reflects the costs to manage a larger, more complex and geographically diverse organization. General and administrative expense for the three months ended March 31, 1999 included an allocation of corporate overhead by Schlumberger that amounted to approximately $1.6 million.

  Other income was $4.8 million for the three months ended March 31, 2000 compared to other expense of $0.2 million for the first quarter of 1999. The Company capitalized $23.1 million of interest relating to construction projects during the first quarter of 2000 compared to $5.0 million for the same period in 1999.

  Income tax expense for the three months ended March 31, 2000 was $9.7 million compared to a benefit of $3.7 million for the first quarter of 1999. Sedco Forex recognized a $9.5 million deferred tax benefit during the 1999 period relating to charges for potential legal claims. The Company operates internationally and provides for income taxes based on the tax laws and rates in the countries in which it operates and income is earned. There is no expected relationship between the provision for income taxes and income before income taxes.

    1999 PRO FORMA OPERATING RESULTS

  Unaudited pro forma combined results for Transocean Sedco Forex Inc. for the three months ended March 31, 1999, reflected net income of $86.9 million or $0.41 per diluted share on pro forma revenues of $495.5 million. The pro forma operating results assume the spin-off and merger was completed on January 1, 1999. See Note 3 to the condensed financial statements. These pro forma results do not reflect the effects of reduced depreciation expense related to conforming the estimated lives of Sedco Forex rigs and the elimination of certain allocated costs from Schlumberger, which will not be incurred in the future. The pro forma financial data should not be relied on as an indication of operating results that Transocean Sedco Forex Inc. would have achieved had the spin-off and merger taken place earlier or of the future results that Transocean Sedco Forex Inc. may achieve.

MARKET OUTLOOK

  Fleet utilization for the first quarter of 2000 averaged 62 percent for our 62 fully owned or chartered and active mobile offshore drilling units (i.e., excluding newbuilds under construction, managed rigs and partially owned rigs which are not operated by us). Fleet utilization for the same units was 69 percent for the fourth quarter of 1999. Combined semisubmersible and drillship ("floater") utilization for active units was 60 percent during the first quarter of 2000, compared to utilization of 71 percent for the same units during the fourth quarter of 1999. Average dayrates during the first quarter of 2000 for these 62 rigs were $74,600 and $94,500 for floaters compared to average dayrates of $74,400 and $92,200, respectively, for the fourth quarter of 1999.

  Fleet activity in the first quarter 2000 continued to suffer from the global reduction in exploration and development spending by our customers, resulting from the sustained period of significantly lower oil prices from late 1997 through early 1999 and consolidation activity among major oil producers over the same period. Despite a recovery in crude oil prices during the latter part of 1999 and the first quarter of 2000, spending levels have not increased significantly and there remains surplus rig capacity, particularly in the lower specification semisubmersible and the jackup markets. This excess capacity resulted from expiring contracts and delivery of newly constructed or upgraded drilling rigs by a number of offshore drilling contractors. The lower exploration and development activity and increased rig availability resulted in a continued highly competitive market for contract drilling services.

  While our overall fleet utilization declined in the first quarter of 2000 compared to the last quarter of 1999, it has improved since bottoming out at 59 percent in February of this year. We believe that the seasonal drilling programs in the North Sea should contribute to a higher utilization rate in the second and third quarters of 2000. However, we do not expect this anticipated increase to lead to significantly higher dayrates. In addition, utilization and revenue will be negatively impacted by repair time at zero dayrate incurred in April and May 2000 by the Discoverer Enterprise.

  As of April 25, 2000, 53 of the 62 active and fully owned or chartered mobile offshore drilling units were either operating or had signed contracts for future operations, including 38 of 43 floaters. On March 31, 2000, we had approximately 63% of our fleet days committed to firm contracts for the remainder of 2000.

LIQUIDITY AND CAPITAL RESOURCES

  SOURCES AND USES OF CASH

  Cash flows provided by operations were $24.6 million for the three months ended March 31, 2000, compared to $98.4 million for the same period in 1999, a decrease of $73.8 million. The decrease in cash provided by operations was primarily due to decreases from net working capital components.

  Cash flows used in investing activities increased $12.3 million from $102.5 million for the quarter ended March 31, 1999 to $114.8 million for the same period in 2000. The increase in cash used in investing activities resulted primarily from an increase in capital expenditures relating to rig construction and upgrade projects, partially offset by $24.5 million in proceeds from the sale of the coiled tubing drilling services business in the first quarter of 2000.

  Cash flows provided by financing activities decreased $30.1 million from $77.5 million in the first quarter of 1999 to $47.4 million for the same period in 2000. During the first quarter of 2000, the Company borrowed under its Revolving Credit Agreement and paid down a portion of its Secured Loan Agreement. During the first quarter of 1999, Sedco Forex obtained long-term funding from related parties, which was partially offset by short-term advances to related parties.

  CAPITAL EXPENDITURES

  Capital expenditures, including capitalized interest, totaled $141 million during the three months ended March 31, 2000. The Company's investments in its existing fleet and previously announced fleet additions, including the Sedco Express-class semisubmersibles, the Trident 20 and the Discoverer Enterprise-class drillships, continue to require significant capital expenditures and are expected to be approximately $462 million for the remainder of 2000.

  The following table summarizes projected expenditures (including capitalized interest) during the remainder of 2000 for the Company's major construction projects.

                            Expenditures  -         Projected                Projected
                          Three Months Ended     Expenditures -            Recorded Value
                            March 31, 2000      Remainder of 2000          At Completion
                          -------------------   -----------------          --------------
(In millions)

Sedco Express                   $ 26                  $61                       $335
Sedco Energy                      27                   63                        335
Cajun Express                     29                   41                        278
Discoverer Spirit                 32                   41                        312
Discoverer Deep Seas              20                   94                        315
Trident 20 (1)                   (10)                  39                        129
--------------------------------------------------------------------------------------------
                                $124                 $339                     $1,704
============================================================================================

(1) Net of a $20 million client reimbursement for estimated incremental costs to construct the rig in the Caspian Sea.

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

  The Company has two Discoverer Enterprise-class drillships under construction. These drillships represent a new class of advanced, ultra-deepwater drilling rigs employing the Company's dual-activity drilling system, which aims to reduce total well construction time between 15 percent and 40 percent. The Discoverer Spirit is expected to be operational in the third quarter of 2000, when it will begin a five-year contract with Spirit Energy 76, a division of Unocal. The Discoverer Deep Seas is expected to be operational in the fourth quarter of 2000, when it will begin a five-year contract with Chevron.

  The Company also has an independent-leg cantilevered jackup, the Trident 20, under construction in Azerbaijan. This rig will be 75 percent owned by the Company through a joint venture. The rig is expected to be operational in the fourth quarter 2000, when it will begin a three-year contract for Elf and other parties to a rig sharing agreement.

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

  DEBT

  Secured Loan Agreement - In January 2000, the Company agreed to cancel the remaining 14 months of a contract with BP Amoco for its semisubmersible rig, the Transocean Amirante, for a cash settlement of $25.1 million. The cash received was used to repay borrowings under the Secured Loan Agreement relating to the Transocean Amirante and the security interest in the rig was released by the banks. An interest rate swap agreement related to the Secured Loan Agreement was also amended to reflect the reduced amounts subject to the swap. At March 31, 2000, $199.9 million was outstanding and is being repaid in monthly installments through December 2004.

  Revolving Credit Agreement - The Company is a party to a $540 million revolving credit agreement, as amended, with a group of banks led by ABN AMRO Bank, NV, as agent, dated as of July 30, 1996 (the "Revolving Credit Agreement"). As of March 31, 2000, $320 million was outstanding and $220 million was available for additional borrowings under the Revolving Credit Agreement.

  Letters of Credit - The Company had letters of credit outstanding at March 31, 2000 totaling $95.7 million, including a letter of credit relating to the legal dispute with Kvaerner Installasjon a.s valued at $25.9 million. The remaining amount guarantees various insurance, rig construction and contract bidding activities.

  SHELF REGISTRATION

  The Company has an effective $450 million shelf registration statement on Form S-3 for the proposed offering from time to time of senior or subordinated debt securities, preference shares, ordinary shares and warrants to purchase debt securities, preference shares, ordinary shares or other securities.

  ACQUISITIONS AND DISPOSITIONS

  In February 2000, the Company sold its coiled tubing drilling services business to Schlumberger. The net proceeds from the sale were $24.5 million and no gain or loss was recognized on the sale. The Company's interests in its Transocean-Nabors Drilling Technology LLC and DeepVision L.L.C. joint ventures were excluded from the sale. The proceeds from the sale were used to repay debt and for general corporate purposes.

  The Company, from time to time, reviews possible acquisitions of businesses and drilling units, and may in the future make significant capital commitments for such purposes. Any such acquisition could involve the payment by the Company of a substantial amount of cash and the issuance of a substantial number of ordinary shares or other securities. The Company would expect to fund the cash portion of any such acquisition through cash balances on hand, the incurrence of additional debt, sales of assets, ordinary shares or other securities or a combination thereof.

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

  Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments, which do not qualify as hedges for accounting purposes, are recognized currently based on the change in market value of the derivative instruments. At March 31, 2000, the Company did not have any foreign exchange derivative instruments not qualifying as hedges.

  The Company, from time to time, may use interest rate swap agreements to effectively convert a portion of its floating rate debt to a fixed rate basis, reducing the impact of interest rate changes on future income. Interest rate swaps are designated as a hedge of underlying future interest payments. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. At March 31, 2000, the net market value of open interest rate swaps was a $0.2 million loss.

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

NEW ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133, to delay the required effective date for adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. Because of the Company's limited use of derivatives to manage its exposure to fluctuations in foreign exchange rates and interest rates, management does not anticipate that the adoption of the new statement will have a significant effect on the results of operations or the financial position of the Company. The Company will adopt SFAS No. 133 as of January 1, 2001.

FORWARD-LOOKING INFORMATION

  The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that the Company or management "anticipates," "believes," "budgets," "estimates," "expects," "forecasts," "intends," "plans," "predicts," or "projects" a particular result or course of events, or that such result or course of events "could," "might," "may" or "should" occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this quarterly report include, but are not limited to, statements involving expected capital expenditures, results and effects of legal proceedings, outcomes of customs disputes, liabilities for tax issues, the timing and cost of completion of capital projects and the Company's expectations with regard to market outlook. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, uncertainties relating to the level of activity in offshore oil and gas exploration and development, exploration success by producers, oil and gas prices, demand for offshore rigs, competition and market conditions in the contract drilling industry, our ability to successfully integrate the operations of Transocean Offshore Inc. and Sedco Forex, delays or cost overruns on construction projects and possible cancellation of drilling contracts as a result of delays or performance, work stoppages by shipyard workers where our newbuilds are being constructed, our ability to enter into and the terms of future contracts, the availability of qualified personnel, labor relations and the outcome of negotiations with unions representing workers, operating hazards, political and other uncertainties inherent in non-U.S. operations (including exchange and currency fluctuations), the impact of governmental laws and regulations, the adequacy of sources of liquidity, the effect of litigation and contingencies and other factors discussed in this quarterly report and in the Company's other filings with the Securities and Exchange Commission ("SEC"), which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Debt--Secured Loan Agreement" and "--Liquidity and Capital Resources--Derivative Instruments."

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  The Indian Customs Department, Mumbai, filed a "show cause notice" against a subsidiary of Sedco Forex and various third parties on July 8, 1999 concerning the Trident II jackup rig operated by the subsidiary. The show cause notice alleged that proper customs procedures were not followed and that customs duties were not paid for the rig's original entry into India in 1988 and other subsequent movements of the Trident II jackup rig in Indian waters through 1998. In connection with these allegations, the customs authorities confiscated the rig. The confiscation was stayed, however, by application to the High Court, Mumbai, until one month following the order of the Customs Department in respect of the show cause notice. In January 2000, the Customs Department issued its order in respect of the show cause notice, directing the Company to pay an approximately $3.5 million redemption fee for the rig in lieu of confiscation and approximately $1.5 million in penalties in addition to customs duties owed for an allegedly improper import in December 1998, the amount of which were unspecified in the order. The Company disputes the ruling, and in February, the Company filed an appeal with the Customs, Excise and Gold (Control) Appellate Tribunal (CEGAT) together with an application to have the confiscation of the rig stayed pending the outcome of the appeal. In March, the CEGAT ruled on the stay application, directing that the confiscation be stayed pending the appeal and setting the appeals hearing for June 2000. In connection with the stay, the tribunal ordered the Company to deposit approximately $0.7 million of the penalty amount specified in the January order and waived the remainder of the penalty and redemption fee pending the appeal. In addition, the CEGAT required the Company to post a guarantee of approximately $11.5 million covering the remainder of the penalty, redemption fee and customs duties owed, pending the appeal. The Company paid the deposit and posted the guarantee within the required time limit. The Company is vigorously defending the case. The Company does not expect that the ultimate liability, if any, resulting from the matter will have a material adverse effect on its business or financial position.

  The Company also has certain actions or claims pending involving Kvaerner Installasjon a.s; the municipality of Rio de Janeiro, Brazil; Global Marine Drilling Company; RIGCO North America LLC; and the operator of a pipeline damaged in the Gulf of Mexico and certain other related joint owners and producers. These matters have been previously discussed and reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. There have been no material developments in these previously reported matters.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     The following exhibits are filed in connection with this Report:



NUMBER                                           DESCRIPTION
------                                           -----------

 *2.1 Agreement and Plan of Merger dated as of July 12, 1999 among Schlumberger Limited, Sedco Forex Holdings Limited, Transocean Offshore Inc. and Transocean SF Limited (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus dated October 27, 1999 included in the Company's Registration Statement on Form S-4 (Registration No. 333-89727))

 *2.2 Distribution Agreement dated as of July 12, 1999 between Schlumberger Limited and Sedco Forex Holdings Limited (incorporated by reference to Annex B to the Joint Proxy Statement/Prospectus dated October 27, 1999 included in the Company's Registration Statement on Form S-4 (Registration No. 333-89727))

 27.1    Financial Data Schedule.

-------------------
* Incorporated by reference as indicated.

     (b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on January 12, 2000 reporting under Item 2 thereof the completion of the merger between Transocean Offshore Inc. and Sedco Forex Holdings Limited.

     The Company filed a Current Report on Form 8-K/A on March 10, 2000 reporting under Items 2 and 7 thereof the completion of the merger between Transocean Offshore Inc. and Sedco Forex Holdings Limited and the latest interim historical and pro forma financial statements of Sedco Forex Holdings Limited.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2000.

                                         TRANSOCEAN SEDCO FOREX INC.



                                         By:  /s/  ROBERT L. LONG
                                            ----------------------------------
                                            Robert L. Long
                                            Executive Vice President
                                            (Principal Financial Officer)



                                         By:  /s/  RICARDO ROSA
                                            ----------------------------------
                                            Ricardo Rosa
                                            Vice President and Controller
                                            (Principal Accounting Officer)