Form 10-Q
period 2000-06-30
TRANSOCEAN SEDCO FOREX INC
filed 2000-08-09
CIK 1083269

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

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


                               ----------------

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

     As of July 31, 2000, 210,585,225 ordinary shares, par value $.01 per share, were outstanding.

================================================================================

                          TRANSOCEAN SEDCO FOREX INC.

                              INDEX TO FORM 10-Q

                          QUARTER ENDED JUNE 30, 2000

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION
------------------------------

     ITEM 1. Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations
            Three and Six Months Ended June 30, 2000 and 1999.............   1

         Condensed Consolidated Balance Sheets
            June 30, 2000 and December 31, 1999...........................   2

         Condensed Consolidated Statements of Cash Flows
            Six Months Ended June 30, 2000 and 1999.......................   3

         Notes to Condensed Consolidated Financial Statements.............   4

     ITEM 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................   10

     ITEM 3. Quantitative and Qualitative Disclosures about Market Risk...   17

PART II - OTHER INFORMATION
---------------------------

     ITEM 1. Legal Proceedings............................................   18

     ITEM 4. Submission of Matters to a Vote of Security Holders..........   18

     ITEM 6. Exhibits and Reports on Form 8-K.............................   19

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

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Three Months Ended         Six Months Ended
                                                           June 30,                  June 30,
                                                    -----------------------   -----------------------
                                                       2000         1999         2000         1999
                                                     --------     --------     --------     --------
                                                          (In thousands, except per share data)
Operating Revenues                                   $299,243     $162,432     $600,092     $351,590
-------------------------------------------------    --------     --------     --------     --------

Costs and Expenses
 Operating and maintenance                            184,151       92,792      370,148      239,498
 Depreciation and amortization                         64,851       33,170      129,426       63,739
 General and administrative                             9,527        4,068       22,405        8,184
-------------------------------------------------    --------     --------     --------     --------
                                                      258,529      130,030      521,979      311,421
                                                     --------     --------     --------     --------

Operating Income                                       40,714       32,402       78,113       40,169
-------------------------------------------------    --------     --------     --------     --------

Other Income (Expense), Net
 Equity in earnings of joint ventures                   2,122        1,818        4,992        2,527
 Interest income                                        1,951        1,902        2,912        4,169
 Interest expense, net of amounts capitalized            (304)      (3,817)        (304)      (6,911)
 Other, net                                             2,544         (264)       3,492         (349)
-------------------------------------------------    --------     --------     --------     --------
                                                        6,313         (361)      11,092         (564)
                                                     --------     --------     --------     --------

Income Before Income Taxes                             47,027       32,041       89,205       39,605

Income Tax Expense                                     11,084        4,683       20,785          911
-------------------------------------------------    --------     --------     --------     --------

Net Income                                           $ 35,943     $ 27,358     $ 68,420     $ 38,694
=================================================    ========     ========     ========     ========

Earnings Per Share (Pro Forma prior to
 effective date of the merger)
 Basic                                               $   0.17        $0.25     $   0.33        $0.35
=================================================    ========     ========     ========     ========
 Diluted                                             $   0.17        $0.25     $   0.32        $0.35
=================================================    ========     ========     ========     ========

Weighted Average Shares Outstanding (Pro Forma
 prior to effective date of the merger)
 Basic                                                210,387      109,564      210,271      109,564
-------------------------------------------------    --------     --------     --------     --------
 Diluted                                              211,700      109,636      211,368      109,636
-------------------------------------------------    --------     --------     --------     --------

Dividends Paid Per Share                             $   0.03     $     --     $   0.06     $     --
=================================================    ========     ========     ========     ========

                            See accompanying notes.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                               June 30,     December 31,
                                                                 2000           1999
                                                               ----------    ----------
                                                           (In thousands, except share data)
                    ASSETS
Cash and Cash Equivalents                                      $  169,297    $  165,673
Accounts Receivable, less allowance for doubtful
 accounts of $31,396 and $27,109                                  287,544       292,628
Materials and Supplies                                             79,565        77,058
Deferred Income Taxes                                              20,759        12,562
Other Current Assets                                               14,751        10,945
-----------------------------------------------------------    ----------    ----------
 Total Current Assets                                             571,916       558,866
-----------------------------------------------------------    ----------    ----------

Property and Equipment                                          5,776,384     5,498,116
Less Accumulated Depreciation                                   1,236,688     1,153,614
-----------------------------------------------------------    ----------    ----------
 Property and Equipment, net                                    4,539,696     4,344,502
-----------------------------------------------------------    ----------    ----------

Goodwill, net                                                   1,051,507     1,067,594
Investments in and Advances to Joint Ventures                     104,635       101,892
Other Assets                                                       46,523        67,316
-----------------------------------------------------------    ----------    ----------
 Total Assets                                                  $6,314,277    $6,140,170
===========================================================    ==========    ==========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable                                               $   73,138    $  144,538
Accrued Income Taxes                                               79,564       111,853
Current Portion of Long-Term Debt                                  54,982        78,584
Other Current Liabilities                                         185,906       193,546
-----------------------------------------------------------    ----------    ----------
  Total Current Liabilities                                       393,590       528,521
-----------------------------------------------------------    ----------    ----------

Long-Term Debt                                                  1,412,720     1,187,578
Deferred Income Taxes                                             411,278       383,991
Other Long-Term Liabilities                                       120,477       129,941
-----------------------------------------------------------    ----------    ----------
  Total Long-Term Liabilities                                   1,944,475     1,701,510
-----------------------------------------------------------    ----------    ----------

Preference Shares, $0.10 par value; 50,000,000 shares
   authorized, none issued and outstanding                             --            --
Ordinary Shares, $0.01 par value; 300,000,000 shares
   authorized, 210,582,666 shares issued and outstanding
   at June 30, 2000, and 210,119,501 shares issued and
   outstanding at December 31, 1999                                 2,106         2,101
Additional Paid-in Capital                                      3,918,309     3,908,038
Retained Earnings                                                  55,797            --
-----------------------------------------------------------    ----------    ----------
  Total Shareholders' Equity                                    3,976,212     3,910,139
-----------------------------------------------------------    ----------    ----------
  Total Liabilities and Shareholders' Equity                   $6,314,277    $6,140,170
===========================================================    ==========    ==========

                             See accompanying notes

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                     ----------------------
                                                                       2000         1999
                                                                     ---------    ---------
                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                          $  68,420    $  38,694
 Adjustments to reconcile net income to
  net cash provided by operating activities
   Depreciation and amortization                                       129,426       63,739
   Deferred income taxes                                                18,978       (2,533)
   1999 Charges                                                             --       33,475
   Equity in earnings of joint ventures                                 (4,992)      (2,527)
   Deferred income, net                                                (15,639)     (13,000)
   Deferred expenses, net                                               (1,798)          --
   Amortization of debt discount and issue costs                         1,937           --
   Other, net                                                           (4,787)          --
   Changes in operating assets and liabilities
     Accounts receivable                                                 2,566       45,956
     Accounts payable and accrued liabilities                          (68,009)     (10,581)
     Receivable/payable with related parties, net                           --        9,209
     Income taxes receivable/payable, net                              (32,288)      (9,474)
     Other current assets                                               (9,812)      (2,452)
------------------------------------------------------------------   ---------    ---------
Net Cash Provided by Operating Activities                               84,002      150,506
------------------------------------------------------------------   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                                 (307,802)    (250,425)
 Proceeds from sale of coiled tubing drilling services business         24,871           --
 Other proceeds from disposal of assets, net                             3,370          524
 Other, net                                                              1,863           --
------------------------------------------------------------------   ---------    ---------
Net Cash Used in Investing Activities                                 (277,698)    (249,901)
------------------------------------------------------------------   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from issuance of Zero Coupon
    Convertible Debentures                                             489,246           --
 Net repayments on Revolving Credit Agreement                         (235,000)          --
 Repayments on Secured Loan Agreement                                  (44,132)          --
 Repayments on Secured Rig Financing                                    (8,142)      (8,423)
 Repayments on Notes Payable                                            (2,308)          --
 Proceeds from issuance of ordinary shares under
  stock-based compensation plans                                        10,729           --
 Dividends paid                                                        (12,623)          --
 Proceeds from debt to related parties                                      --      163,577
 Repayments of debt to related parties                                      --      (64,721)
 Advances and other to related parties, net                                 --      (84,144)
 Other, net                                                               (450)       3,493
------------------------------------------------------------------   ---------    ---------
Net Cash Provided by Financing Activities                              197,320        9,782
------------------------------------------------------------------   ---------    ---------
Net Increase (Decrease) in Cash and Cash Equivalents                     3,624      (89,613)
------------------------------------------------------------------   ---------    ---------

Cash and Cash Equivalents at Beginning of Period                       165,673      174,481
------------------------------------------------------------------   ---------    ---------

Cash and Cash Equivalents at End of Period                           $ 169,297    $  84,868
==================================================================   =========    =========

                            See accompanying notes.

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - PRINCIPLES OF CONSOLIDATION

  Transocean Sedco Forex Inc. (together with its majority owned subsidiaries and predecessors, the "Company", unless the context requires otherwise) is a leading international provider of deepwater and harsh environment contract drilling services for oil and gas wells. As of July 31, 2000, the Company owns, has partial ownership interests in, operates, or has under construction 72 mobile offshore drilling units. The Company contracts these drilling rigs, related equipment and work crews primarily on a dayrate basis to drill offshore wells.

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

  The balance sheets presented in these condensed financial statements, the statement of cash flows for the six months ended June 30, 2000 and the statements of operations for the three and six months ended June 30, 2000 represent the consolidated financial position, results of operations and cash flows of the merged company. The statement of cash flows for the six months ended June 30, 1999 and the statements of operations for the three and six months ended June 30, 1999 reflect the operating results and cash flows of Sedco Forex and not those of historical Transocean Offshore Inc. Intercompany transactions and accounts have been eliminated. The equity method of accounting is used for investments in joint ventures owned 50 percent or less.

  The condensed financial statements for the period prior to the merger represent the offshore contract drilling service business of Schlumberger, which comprised certain businesses, operations, assets and liabilities of Sedco Forex and its subsidiaries and of Schlumberger and its subsidiaries, as defined in a distribution agreement. Although Sedco Forex was not a separate public company prior to the merger, the condensed financial statements are presented as if Sedco Forex had existed as an entity separate from its parent, Schlumberger.
The condensed financial statements include the historical revenues and expenses that were directly related to the offshore contract drilling service business of Schlumberger during the three and six months ended June 30, 1999 and have been prepared using Schlumberger's historical results of operations of Sedco Forex.

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

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 2 - GENERAL

BASIS OF CONSOLIDATION - The accompanying condensed financial statements of the Company have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 or for any future period. In connection with the preparation of these financial statements, management was required to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, expenses and disclosure of contingent liabilities. Actual results could differ from such estimates. The accompanying condensed financial statements and notes thereto should be read in conjunction with the audited combined financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

SUPPLEMENTARY CASH FLOW INFORMATION - Cash payments for interest and income taxes, net were $45.4 million and $34.1 million, respectively, for the six months ended June 30, 2000 and $10.8 million and $19.3 million, respectively, for the six months ended June 30, 1999.

GOODWILL - The excess of the purchase price over the estimated fair value of net assets acquired is accounted for as goodwill and is amortized on a straight-line basis over 40 years. The amortization period is based on the nature of the offshore drilling industry, long-lived drilling equipment and the long-standing relationships with core customers. Accumulated amortization as of June 30, 2000 totaled $13.4 million.

CAPITALIZED INTEREST - Interest costs for the construction and upgrade of qualifying assets are capitalized. The Company capitalized interest costs on construction work in progress of $22.8 million and $45.9 million for the three and six months ended June 30, 2000 and $6.7 million and $11.7 million for the corresponding periods of 1999.

CHANGE IN ESTIMATE - As a result of the merger, the Company conformed its policies relating to estimated rig lives and salvage values. Estimated useful lives of its offshore drilling units now range from 18 to 35 years, reflecting maintenance history and market demand for these drilling units. Depreciation expense for the three and six months ended June 30, 2000 was reduced by approximately $18 million (net $0.08 per diluted share) and $35 million (net $0.17 per diluted share), respectively, as a result of conforming these policies.

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

NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133, to delay the effective date for the adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. Because of the Company's limited use of derivatives to manage its exposure to fluctuations in foreign currency exchange rates and interest rates, management does not anticipate that the adoption of the new statement will have a material effect on the results of operations or the financial position of the Company. The Company will adopt SFAS No. 133 as of January 1, 2001.

NOTE 3 - PRO FORMA COMBINED OPERATING RESULTS

  Unaudited pro forma combined operating results of Sedco Forex and Transocean Offshore Inc. for the six months ended June 30, 1999, assuming the merger (see
Note 1) had been completed as of January 1, 1999, are summarized as follows:

Six months ended June 30,                    1999
----------------------------------------   ---------
(In thousands, except per share data)

Operating revenues                          $893,514
Operating income                             215,948
Net income                                   172,022
Earnings per share:
 Basic                                      $   0.82
 Diluted                                        0.82

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

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 4 - UPGRADE AND EXPANSION OF DRILLING FLEET

  Capital expenditures, including capitalized interest, totaled $308 million during the six months ended June 30, 2000 and include $55 million, $57 million, $51 million, $51 million and $66 million spent on the construction of the Sedco Express, Sedco Energy, Cajun Express, Discoverer Spirit and Discoverer Deep Seas, respectively. The Company also spent $25 million on the construction of the Trident 20 during the six months ended June 30, 2000, which was offset by $30 million in client reimbursements for the estimated incremental cost to construct the rig in the Caspian Sea.

NOTE 5 - DEBT

  Debt is comprised of the following:
                                                        June 30,    December 31,
                                                          2000          1999
---------------------------------------------------    ----------  ------------
(In thousands)

Zero Coupon Convertible Debentures(1)                  $  490,715    $        --
Term Loan Agreement                                       400,000        400,000
Revolving Credit Agreement                                     --        235,000
Secured Loan Agreement                                    191,042        235,174
8.00% Debentures                                          197,815        197,774
7.45% Notes                                                94,027         93,916
Secured Rig Financing                                      77,003         85,145
6.90% Notes Payable                                        17,041         19,153
Other                                                          59             --
---------------------------------------------------    ----------     ----------

 Total Debt                                             1,467,702      1,266,162
Less Current Maturities                                    54,982         78,584
---------------------------------------------------    ----------     ----------

 Total Long-Term Debt                                  $1,412,720     $1,187,578
===================================================    ==========     ==========

(1) Net of unamortized discount and issue costs.

  Zero Coupon Convertible Debentures - In May 2000, the Company issued Zero Coupon Convertible Debentures due May 2020 with a face value at maturity of $865.0 million. The Zero Coupon Convertible Debentures were issued at a price to the public of $579.12 per debenture and accrue original issue discount at a rate of 2.75% per annum compounded semi-annually to reach a face value at maturity of $1,000 per debenture. The Company will pay no interest on the debentures prior to maturity and has the right to redeem the debentures after three years for a price equal to the issuance price plus accrued original issue discount to the date of redemption. A debenture holder has the right to require the Company to repurchase the debentures on the third, eighth and thirteenth anniversary of issuance at the issuance price plus accrued original issue discount to the date of repurchase. The Company may pay this repurchase price with either cash or ordinary shares or a combination of cash and ordinary shares. The debentures are convertible into ordinary shares of the Company at the option of the holder at any time at a ratio of 8.1566 shares per debenture subject to adjustments if certain events take place.

  Secured Loan Agreement - In January 2000, the Company agreed to cancel the remaining 14 months of a contract with BP Amoco for its semisubmersible rig, the Transocean Amirante, for a cash settlement of $25.1 million, which was recognized as revenue during the first quarter of 2000. The cash received was used to repay borrowings under the Secured Loan Agreement relating to the Transocean Amirante and the security interest in the rig was released by the banks. An interest rate swap agreement related to the Secured Loan Agreement was also amended to reflect the reduced amounts subject to the swap (see Note
11).

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 6 - OTHER CURRENT LIABILITIES

  Other current liabilities are comprised of the following:

                                            June 30,      December 31,
                                              2000           1999
----------------------------------------    --------      -----------
(In thousands)

Accrued Payroll and Employee Benefits       $ 66,922       $ 63,082
Contract Disputes and Legal Claims            52,654         50,454
Deferred Gain on Sale of Rigs                 26,209         26,167
Accrued Taxes, Other than Income              14,789         14,390
Accrued Interest                               9,008         10,056
Other                                         16,324         29,397
----------------------------------------    --------       --------
                                            $185,906       $193,546
                                            ========       ========
NOTE 7 - RELATED PARTY TRANSACTIONS

  The financial statements for the three and six months ended June 30, 1999 include allocations from Schlumberger of certain corporate expenses, including centralized research and engineering, legal, accounting, employee benefits, real estate, insurance, information technology services, treasury and other corporate and infrastructure costs. These allocations were determined on bases that Schlumberger and Sedco Forex considered to be a reasonable reflection of the utilization of services provided or the benefit received by Sedco Forex. The allocation methods included relative revenues, headcount, square footage, transaction processing costs, adjusted operating expenses and others. These allocations resulted in charges of $18.0 million and $34.6 million to operating and maintenance expense and $1.5 million and $3.1 million to general and administrative expense for the three and six months ended June 30, 1999, respectively. The Company incurred expenses amounting to approximately $3 million and $6 million in the three and six months ended June 30, 2000, respectively, for transitional services provided by Schlumberger.

  During 1999, Sedco Forex had long-term debt due to Schlumberger. These loans bore interest at rates based on fifty basis points over LIBOR and were used to finance both Sedco Forex's existing fleet of rigs and ongoing major construction projects. Interest expense on related party indebtedness aggregated $8.8 million and $15.0 million for the three and six months ended June 30, 1999, respectively. On December 31, 1999, the Company repaid these loans in connection with the merger.

NOTE 8 - 1999 CHARGES

  Operating and maintenance expense for the six months ended June 30, 1999 includes charges totaling $42.0 million, of which $13.2 million relates to termination and severance benefits and $28.8 million relates to potential legal claims.

NOTE 9 - SALE OF COILED TUBING DRILLING SERVICES BUSINESS

  In February 2000, the Company sold its coiled tubing drilling services business to Schlumberger. The net proceeds from the sale were $24.9 million and no gain or loss was recognized on the sale. The Company's interest in its Transocean-Nabors Drilling Technology LLC and DeepVision L.L.C. joint ventures were excluded from the sale.

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 10 -  EARNINGS PER SHARE

  The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows:

                                                              Three Months Ended   Six Months Ended
                                                                 June  30,             June 30,
                                                            -----------------------------------------
                                                              2000       1999       2000       1999
                                                            --------   --------   ---------  --------
                                                              (In thousands, except per share data)

Net income for basic and diluted earnings per share         $ 35,943   $ 27,358   $ 68,420   $ 38,694
---------------------------------------------------------   --------   --------   --------   --------

Weighted-average shares outstanding (Pro forma
     prior to effective date of the merger):
    Shares for basic earnings per share                      210,387    109,564    210,271    109,564
    Effect of dilutive securities:
      Employee stock options and unvested stock grants         1,313         72      1,097         72
---------------------------------------------------------   --------   --------   --------   --------
Adjusted weighted-average shares and assumed
  conversions for diluted earnings per share                 211,700    109,636    211,368    109,636
=========================================================   ========   ========   ========   ========
Earnings per share (Pro forma prior to effective date
   of merger):
   Basic                                                    $   0.17   $   0.25   $   0.33   $   0.35
=========================================================   ========   ========   ========   ========
   Diluted                                                  $   0.17   $   0.25   $   0.32   $   0.35
=========================================================   ========   ========   ========   ========

  Ordinary shares subject to issuance pursuant to the conversion feature of the Zero Coupon Convertible Debentures (see Note 5) are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share because the effect of including those shares is anti-dilutive.

  Sedco Forex did not have a separate capital structure prior to the spin-off from Schlumberger and merger with Transocean Offshore Inc. (see Note 1). Accordingly, historical earnings per share has not been presented for the periods prior to the merger. Pro forma earnings per share for the three and six months ended June 30, 1999 was calculated using the Transocean Sedco Forex shares issued pursuant to the merger agreement and the dilutive effect of Transocean Sedco Forex stock options granted to former Sedco Forex employees at the time of the merger, as applicable.

NOTE 11 - SUBSEQUENT EVENTS

  In July 2000, the Company sold a second-generation semisubmersible, the Transocean Discoverer. Net proceeds from the sale of the rig, which had been idle in the U. K. sector of the North Sea since February 2000, totaled approximately $43 million and will result in an estimated net gain of $9 million, or $0.04 per diluted share, in the third quarter of 2000.

  In August 2000, the Company repaid all amounts outstanding under the Secured Loan Agreement using cash on hand and borrowings under the Revolving Credit Agreement. The Company also terminated the related interest rate swap agreement. The Company expects to recognize a net gain of $1.4 million, or $0.01 per diluted share, on these transactions in the third quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the audited combined financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

  Transocean Sedco Forex Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company", "we" or "our") is a leading international provider of deepwater and harsh environment contract drilling services for oil and gas wells. As of July 31, 2000, the Company owns, has partial ownership interests in, operates, or has under construction 72 mobile offshore drilling units. The Company's active fleet consists of twelve high-specification semisubmersibles, thirty second- and third-generation semisubmersibles, one Discoverer Enterprise-class drillship, four other drillships, sixteen jackup rigs and three tenders. The Company has under construction two Discoverer Enterprise-class drillships, three Sedco Express-class semisubmersibles and one independent-leg cantilevered jackup. In addition, the fleet includes six swamp barges and two land drilling rigs. The Company contracts these drilling rigs, related equipment and work crews primarily on a dayrate basis to drill offshore wells.

  The balance sheets presented in the condensed financial statements, the statement of cash flows for the six months ended June 30, 2000 and the statements of operations for the three and six months ended June 30, 2000 represent the consolidated financial position, results of operations and cash flows of the merged company. The statement of cash flows for the six months ended June 30, 1999 and the statements of operations for the three and six months ended June 30, 1999 reflect the operating results and cash flows of Sedco Forex and not those of historical Transocean Offshore Inc. At the time of the merger, Sedco Forex owned, had ownership interests in or operated 40 mobile offshore drilling rigs and had four such rigs under construction.

OPERATING RESULTS

    Quarter ended June 30, 2000 compared to Quarter ended June 30, 1999

  Net income for the three months ended June 30, 2000 was $35.9 million, or $0.17 per diluted share, on revenues of $299.2 million and reflect the results of the combined company. Net income for the corresponding period in 1999 was $27.4 million, or $0.25 per pro forma diluted share, on revenues of $162.4 million. The results for the three months ended June 30, 1999 reflect Sedco Forex historical results only and not those of Transocean Offshore Inc.

  Operating revenues for the three months ended June 30, 2000 were $299.2 million compared to $162.4 million for the same period in 1999, an increase of $136.8 million or 84 percent. The increase was primarily as a result of the merger. Revenues relating to former Sedco Forex operations totaled $144.5 million for the second quarter of 2000, representing a $17.9 million or an 11 percent decrease over the comparable 1999 period. The decrease in revenues related to former Sedco Forex rigs resulted from lower dayrates for these rigs, which declined from an average of $67,200 for the second quarter of 1999 to an average of $56,400 for the same period in 2000. However, utilization for the former Sedco Forex rigs increased from 65 percent for the second quarter of 1999 to 78 percent for the second quarter of 2000.

  Operating and maintenance expense for the three months ended June 30, 2000 was $184.2 million compared to $92.8 million for the same period in 1999, an increase of $91.4 million or 98 percent. The increase was primarily as a result of the merger. Operating and maintenance expense for the second quarter of 1999 included $18.0 million in allocated costs from Schlumberger. A large portion of operating and maintenance expense consists of employee-related costs and is fixed or only semi-variable. Accordingly, operating and maintenance expense does not vary in direct proportion to activity.

  Depreciation and amortization expense increased $31.7 million or 95 percent, from $33.2 million in the second quarter of 1999 to $64.9 million in the same period of 2000. Depreciation expense increased primarily due to the addition of the former Transocean Offshore Inc. rigs and equipment at fair value. In addition, $6.7 million of amortization of goodwill resulting from the merger was recorded in the second quarter of 2000. Depreciation expense was reduced by approximately $18 million (net $0.08 per diluted share) for the second quarter of 2000 as a result of the Company conforming its policies relating to estimated rig lives and salvage values.

  General and administrative expense for the three months ended June 30, 2000 was $9.5 million compared to $4.1 million for the same period in 1999, an increase of $5.4 million or 132 percent. The increase is primarily attributable to the merger and reflects the costs to manage a larger, more complex and geographically diverse organization. General and administrative expense for the three months ended June 30, 1999 included an allocation of corporate overhead by Schlumberger that amounted to approximately $1.5 million.

  Other income was $6.3 million for the three months ended June 30, 2000 compared to other expense of $0.4 million for the corresponding period of 1999. The Company capitalized $22.8 million of interest relating to construction projects during the second quarter of 2000 compared to $6.7 million for the same period in 1999. Other income for the three months ended June 30, 2000 included a gain of $1.7 million, or a net $.01 per diluted share, on the sale of a tender rig held for sale and a $0.5 million net foreign currency exchange gain compared to a $0.3 million net foreign currency exchange loss for the same period in 1999.

  Income tax expense for the three months ended June 30, 2000 was $11.1 million compared to $4.7 million for the second quarter of 1999. The Company operates internationally and provides for income taxes based on the tax laws and rates in the countries in which it operates and income is earned. There is no expected relationship between the provision for income taxes and income before income taxes.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

  Net income for the six months ended June 30, 2000 was $68.4 million, or $0.32 per diluted share, on revenues of $600.1 million and reflect the results of the combined company. The results also include a cash settlement of $25.1 million, or a net $0.08 per diluted share, relating to an agreement with BP Amoco to cancel the remaining 14 months of firm contract time on the semisubmersible Transocean Amirante. Net income for the corresponding period in 1999 was $38.7 million, or $0.35 per pro forma diluted share, on revenues of $351.6 million. Operating and maintenance expense for the six months ended June 30, 1999 included charges for severance costs and provisions for potential legal claims totaling $42.0 million, or a net $0.30 per pro forma diluted share. The results for the six months ended June 30, 1999 reflect Sedco Forex historical results only and not those of Transocean Offshore Inc.

  Operating revenues for the six months ended June 30, 2000 were $600.1 million compared to $351.6 million for the same period in 1999, an increase of $248.5 million or 71 percent. The increase was primarily as a result of the merger. Revenues for the six months ended June 30, 2000 include the $25.1 million settlement relating to the Transocean Amirante contract cancellation. Revenues relating to former Sedco Forex operations totaled $267.5 million for the six months ended June 30, 2000, representing a $84.1 million or 24 percent decrease over the comparable 1999 period. The decrease in revenues related to former Sedco Forex rigs resulted from lower utilization and dayrates for these rigs, which declined from an average of 70 percent and $69,400, respectively, for the first six months of 1999 to an average of 69 percent and $58,200, respectively, for the same period in 2000.

  Operating and maintenance expense for the six months ended June 30, 2000 was $370.1 million compared to $239.5 million for the same period in 1999, an increase of $130.6 million or 55 percent. The increase was primarily as a result of the merger. Operating and maintenance expense for the 1999 period included charges totaling $42.0 million relating to severance liabilities and provisions for potential legal claims and $34.6 million in allocations of costs by Schlumberger. A large portion of operating and maintenance expense consists of employee-related costs and is fixed or only semi-variable. Accordingly, operating and maintenance expense does not vary in direct proportion to activity.

  Depreciation and amortization expense increased $65.7 million or 103 percent, from $63.7 million in the first six months of 1999 to $129.4 million in the same period of 2000. Depreciation expense increased primarily due to the addition of the former Transocean Offshore Inc. rigs and equipment at fair value. In addition, $13.4 million of amortization of goodwill resulting from the merger was recorded in the first six months of 2000. Depreciation expense was reduced by approximately $35 million (net $0.17 per diluted share) for the first six months of 2000 as a result of the Company conforming its policies relating to estimated rig lives and salvage values.

  General and administrative expense for the six months ended June 30, 2000 was $22.4 million compared to $8.2 million for the same period in 1999, an increase of $14.2 million or 173 percent. The increase is primarily attributable to the merger and reflects the costs to manage a larger, more complex and geographically diverse organization. General and administrative expense for the six months ended June 30, 1999 included an allocation of corporate overhead by Schlumberger that amounted to approximately $3.1 million.

  Other income was $11.1 million for the six months ended June 30, 2000 compared to other expense of $0.6 million for the same period in 1999. The Company capitalized $45.9 million of interest relating to construction projects during the six months ended June 30, 2000 compared to $11.7 million for the same period in 1999. Other income for the six months ended June 30, 2000 included a gain of $1.7 million, or a net $0.1 per diluted share, on the sale of a tender rig held for sale and a $1.1 million net foreign currency exchange gain compared to a $0.3 million net foreign currency exchange loss for the same period in 1999.

  Income tax expense for the six months ended June 30, 2000 was $20.8 million compared to $0.9 million for the second quarter of 1999. Sedco Forex recognized a $9.5 million deferred tax benefit during the 1999 period relating to charges for potential legal claims. The Company operates internationally and provides for income taxes based on the tax laws and rates in the countries in which it operates and income is earned. There is no expected relationship between the provision for income taxes and income before income taxes.

      1999 PRO FORMA OPERATING RESULTS

  Unaudited pro forma combined results for Transocean Sedco Forex Inc. for the six months ended June 30, 1999 reflected net income of $172.0 million or $0.82 per diluted share on pro forma revenues of $893.5 million. The pro forma operating results assume the spin-off and merger was completed on January 1, 1999. See Note 3 to the condensed financial statements. These pro forma results do not reflect the effects of reduced depreciation expense related to conforming the estimated lives of Sedco Forex rigs and the elimination of certain allocated costs from Schlumberger, which will not be incurred in the future. The pro forma financial data should not be relied on as an indication of operating results that Transocean Sedco Forex Inc. would have achieved had the spin-off and merger taken place earlier or of the future results that Transocean Sedco Forex Inc. may achieve.

MARKET OUTLOOK

  Fleet utilization for the second quarter of 2000 averaged 75 percent for our 61 fully owned or chartered and active mobile offshore drilling units (i.e., excluding newbuilds under construction, managed rigs and partially owned rigs which are not operated by us). Fleet utilization and revenues for the second quarter of 2000 were negatively impacted by the Discoverer Enterprise's operation at zero dayrate during a significant portion of the quarter due to blow-out prevention equipment failures, repairs and evaluation. The rig resumed operations under an existing contract in early July 2000. Fleet utilization for the same units was 63 percent for the first quarter of this year. Combined semisubmersible and drillship ("floater") utilization for active units was also 75 percent during the second quarter of 2000, compared to utilization of 62 percent for the same units during the first quarter of 2000. Average fleet dayrates continued to decline during the second quarter as previously idle rigs returned to operating status at competitive spot market rates. Also, as working rigs completed previously negotiated contracts, subsequent contracts commenced at lower market rates. Average dayrates during the second quarter of 2000 were $69,100 for these 61 rigs and $85,900 for floaters, compared to average dayrates of $75,400 and $95,500, respectively, for the first quarter of 2000.

  The increased fleet activity in the second quarter of 2000 resulted from improved market conditions. Commodity prices remained at relatively strong levels as world crude oil consumption grew. Upstream spending levels of the large, global exploration and production companies are now beginning to reflect the improvement in these commodity prices. If market conditions remain favorable, we believe the offshore areas of the U.S. Gulf of Mexico, Brazil and West Africa should continue to offer drilling opportunities which are particularly well suited for our high specification fleet. Even with higher utilization, dayrates may not increase significantly in the near term. Also, the contract drilling market historically has been highly competitive and cyclical, and we are unable to predict the extent to which current market conditions will continue. A decline in oil prices could reduce demand for the Company's contract drilling services and adversely affect both utilization and dayrates.

  As of July 31, 2000, 52 of the 60 (see "Liquidity and Capital Resources - Acquisitions and Dispositions") active and fully owned or chartered mobile offshore drilling units were either operating or had signed contracts for future operations, including 37 of 41 floaters. On July 31, 2000, we had approximately 72% of our fleet days committed to firm contracts for the remainder of 2000.

LIQUIDITY AND CAPITAL RESOURCES

  SOURCES AND USES OF CASH

  Cash flows provided by operations were $84.0 million for the six months ended June 30, 2000, compared to $150.5 million for the same period in 1999, a decrease of $66.5 million. The decrease in cash provided by operations was primarily due to changes in net working capital components.

  Cash flows used in investing activities increased $27.8 million from $249.9 million for the six months ended June 30, 1999 to $277.7 million for the same period in 2000. The increase in cash used in investing activities resulted primarily from an increase in capital expenditures relating to rig construction and upgrade projects, partially offset by $24.9 million in proceeds from the sale of the coiled tubing drilling services business in the first six months of 2000.

  Cash flows provided by financing activities increased $187.5 million from $9.8 million in the second quarter of 1999 to $197.3 million for the same period in 2000. During the second quarter of 2000, the Company received $489.2 million in net proceeds from the issuance of the Zero Coupon Convertible Debentures partially offset by the repayment of its Revolving Credit Agreement and by repayments on its Secured Loan Agreement. During the second quarter of 1999, Sedco Forex obtained additional long-term funding from related parties, which was offset by repayments of advances and long-term debt to related parties.

  CAPITAL EXPENDITURES

  Capital expenditures, including capitalized interest, totaled $308 million during the six months ended June 30, 2000. The Company's investments in its existing fleet and previously announced fleet additions, including the Sedco Express-class semisubmersibles, the Trident 20 and the Discoverer Enterprise-class drillships, continue to require significant capital expenditures and are expected to be approximately $382 million for the remainder of 2000.

  The following table summarizes projected expenditures (including capitalized interest) during the remainder of 2000 for the Company's major construction projects.

                           Expenditures  -        Projected         Projected
                          Six Months Ended     Expenditures -     Recorded Value
                            June 30, 2000     Remainder of 2000   At Completion
-----------------------   -----------------   -----------------   --------------
(In millions)

Sedco Express                   $ 55                 $ 57           $  360
Sedco Energy                      57                   58              360
Cajun Express                     51                   41              300
Discoverer Spirit                 51                   30              320
Discoverer Deep Seas              66                   54              315
Trident 20 (1)                    (5)                  35              130
-----------------------         ----                 ----           ------
                                $275                 $275           $1,785
                                ====                 ====           ======

(1) Expenditures for the first six months of 2000 are net of $30 million in client reimbursements for the estimated incremental cost to construct the rig in the Caspian Sea.

  The Company has under construction three Sedco Express-class semisubmersibles. The Sedco Express is expected to be delivered in the fourth quarter of 2000, when it will begin a three-year contract with Elf in West Africa. The Sedco Energy is expected to be delivered in the fourth quarter of 2000, when it will begin a five-year contract with Texaco in West Africa. The Cajun Express is also expected to be delivered in the fourth quarter of 2000, when it will begin a three-year contract with Marathon in the U. S. Gulf of Mexico.

  The Company has two Discoverer Enterprise-class drillships under construction. The Discoverer Spirit is expected to be delivered late in the third quarter of 2000, when it will begin a five-year contract with Unocal in the U.S. Gulf of Mexico. The Discoverer Deep Seas is expected to be delivered late in the fourth quarter of 2000, when it will begin a five-year contract with Chevron in the
U. S. Gulf of Mexico.

  The Company also has an independent-leg cantilevered jackup, the Trident 20, under construction in Azerbaijan. This rig will be 75 percent owned by the Company through a joint venture. The rig is expected to be operational in the fourth quarter of 2000, when it will begin a three-year contract for Elf and other parties to a rig sharing agreement in the Caspian Sea.

  As with any major construction project that takes place over an extended period of time, the actual costs, the timing of expenditures and delivery dates may vary from estimates based on numerous factors, including actual terms of awarded construction contracts, weather, exchange rates, shipyard labor conditions, the market demand for components and resources required for drilling unit construction, testing and commissioning of the rig and rig systems, acceptance by the client and mobilization from the shipyard to the location of initial operations. The drilling contracts for the Sedco Express-class semisubmersibles and the Trident 20 have late delivery clauses that may allow customers to terminate or shorten the term of the contract if delivery of the unit is sufficiently delayed. The Company intends to fund the cash requirements relating to these capital commitments through available cash balances, borrowings under the Revolving Credit Agreement referred to below and other commercial bank or capital market financings.

  DEBT

  Zero Coupon Convertible Debentures - In May 2000, the Company issued Zero Coupon Convertible Debentures due May 2020 with a face value at maturity of $865.0 million. The Zero Coupon Convertible Debentures were issued at a price to the public of $579.12 per debenture and accrue original issue discount at a rate of 2.75% per annum compounded semi-annually to reach a face value at maturity of $1,000 per debenture. The Company will pay no interest on the debentures prior to maturity and has the right to redeem the debentures after three years for a price equal to the issuance price plus accrued original issue discount to the date of redemption. A debenture holder has the right to require the Company to repurchase the debentures on the third, eighth and thirteenth anniversary of issuance at the issuance price plus accrued original issue discount to the date of repurchase. The Company may pay this repurchase price with either cash or ordinary shares or a combination of cash and ordinary shares. The debentures are convertible into ordinary shares of the Company at the option of the holder at any time at a ratio of 8.1566 shares per debenture subject to adjustments if certain events take place. The Company used the net proceeds ($489.2 million after underwriter discount and issue costs) from the financing to repay outstanding borrowings under the Revolving Credit Agreement, to repay other indebtedness and for general corporate purposes.

  Secured Loan Agreement - In January 2000, the Company agreed to cancel the remaining 14 months of a contract with BP Amoco for its semisubmersible rig, the Transocean Amirante, for a cash settlement of $25.1 million. The cash received was used to repay borrowings under the Secured Loan Agreement relating to the Transocean Amirante and the security interest in the rig was released by the banks. An interest rate swap agreement related to the Secured Loan Agreement was also amended to reflect the reduced amounts subject to the swap. At June 30, 2000, $191.0 million was outstanding and was being repaid in monthly installments through December 2004.

  In August 2000, the Company repaid all amounts outstanding under the Secured Loan Agreement using cash on hand and borrowings under the Revolving Credit Agreement. The Company also terminated the related interest rate swap agreement. The Company expects to recognize a net gain of $1.4 million, or $0.01 per diluted share, on these transactions in the third quarter of 2000.

  Revolving Credit Agreement - The Company is a party to a $540 million revolving credit agreement, as amended, with a group of banks led by ABN AMRO Bank, NV, as agent, dated as of July 30, 1996 (the "Revolving Credit Agreement"). As of June 30, 2000, the entire amount was available for borrowing.

  Letters of Credit - The Company had letters of credit outstanding at June 30, 2000 totaling $92.9 million, including a letter of credit relating to the legal dispute with Kvaerner Installasjon valued at $25.8 million and a letter of credit relating to the legal dispute with the India Customs Department, Mumbai valued at $11.2 million. The remaining amount guarantees various insurance, rig construction and contract bidding activities.

  ACQUISITIONS AND DISPOSITIONS

  In February 2000, the Company sold its coiled tubing drilling services business to Schlumberger. The net proceeds from the sale were $24.9 million and no gain or loss was recognized on the sale. The Company's interests in its Transocean-Nabors Drilling Technology LLC and DeepVision L.L.C. joint ventures were excluded from the sale. The proceeds from the sale were used to repay debt and for general corporate purposes.

  In July 2000, the Company sold a second-generation semisubmersible, the Transocean Discoverer. Net proceeds from the sale of the rig, which had been idle in the U. K. sector of the North Sea since February 2000, totaled approximately $43 million and will result in an estimated net gain of $9 million, or $0.04 per diluted share, in the third quarter of 2000. The proceeds from the sale will be used for general corporate purposes.

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

  Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments, which do not qualify as hedges for accounting purposes, are recognized currently based on the change in market value of the derivative instruments. At June 30, 2000, the Company did not have any foreign exchange derivative instruments.

  The Company, from time to time, may use interest rate swap agreements to effectively convert a portion of its floating rate debt to a fixed rate basis, reducing the impact of interest rate changes on future income. Interest rate swaps are designated as a hedge of underlying future interest payments. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. At June 30, 2000, the net market value of open interest rate swaps was a $0.1 million loss. See "Debt - Secured Loan Agreement."

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

NEW ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133, to delay the required effective date for adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. Because of the Company's limited use of derivatives to manage its exposure to fluctuations in foreign currency exchange rates and interest rates, management does not anticipate that the adoption of the new statement will have a significant effect on the results of operations or the financial position of the Company. The Company will adopt SFAS No. 133 as of January 1, 2001.

FORWARD-LOOKING INFORMATION

  The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that the Company or management "anticipates," "believes," "budgets," "estimates," "expects," "forecasts," "intends," "plans," "predicts," or "projects" a particular result or course of events, or that such result or course of events "could," "might," "may" or "should" occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this quarterly report include, but are not limited to, statements involving expected capital expenditures, results and effects of legal proceedings, liabilities for tax issues, the timing and cost of completion of capital projects, timing of delivery of drilling units, customer spending levels, utilization rates, dayrates and the Company's other expectations with regard to market outlook. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, uncertainties relating to the level of activity in offshore oil and gas exploration and development, exploration success by producers, oil and gas prices, demand for offshore rigs, competition and market conditions in the contract drilling industry, our ability to successfully integrate the operations of Transocean Offshore Inc. and Sedco Forex, delays or cost overruns on construction projects and possible cancellation of drilling contracts as a result of delays or performance, work stoppages by shipyard workers where our newbuilds are being constructed, our ability to enter into and the terms of future contracts, the availability of qualified personnel, labor relations and the outcome of negotiations with unions representing workers, operating hazards, political and other uncertainties inherent in non-U.S. operations (including exchange and currency fluctuations), the impact of governmental laws and regulations, the adequacy of sources of liquidity, the effect of litigation and contingencies and other factors discussed in this quarterly report and in the Company's other filings with the Securities and Exchange Commission ("SEC"), which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

  The Company's exposure to market risk for changes in interest rates has changed since December 31, 1999 due to the issuance of the Zero Coupon Convertible Debentures, repayment of the Secured Loan Agreement, termination of the Company's interest rate swaps and related changes in borrowings under the Revolving Credit Agreement. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt." The Company's exposure to market risk for changes in interest rates now relates primarily to the Company's long-term debt obligations.

  The table below presents expected cash flows and related weighted-average interest rates expected by maturity dates relating to debt obligations as of June 30, 2000 adjusted for the August 2000 repayment of the Secured Loan Agreement. Weighted-average variable rates are based on estimated LIBOR rates as of June 30, 2000, plus applicable margins. The fair value of fixed rate debt is based on the estimated yield to maturity for each debt issue as of June 30, 2000.

As of June 30, 2000:
                                      REST OF              EXPECTED MATURITY DATE                                      FAIR VALUE
                                       2000        2001       2002       2003       2004     THEREAFTER     TOTAL       06/30/00
                                      ------       -----     ------     ------     ------    ----------    --------    ----------
(In millions, except interest rate percentages)
LONG-TERM DEBT
 Fixed Rate (a)                       $ 10.9       $22.6     $ 24.0     $ 18.9     $ 19.0      $1,165.0    $1,260.4      $896.5
    Average interest rate                4.9%        4.9%       4.8%       4.7%       4.6%          5.4%        4.9%
 Variable Rate                        $191.0       $   -     $100.0     $150.0     $150.0             -    $  591.0      $591.0
    Average interest rate                7.1%        7.1%       7.1%       7.1%       7.1%            -         7.1%

--------------
(a) Reflects payment of face value of debt at maturity. Balances at June 30, 2000 include discounts, issue costs on the Zero Coupon Convertible Debentures and merger related fair market value adjustments.

FOREIGN EXCHANGE RISK

  The Company's exposure to foreign exchange risk has not materially changed since December 31, 1999. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources
- Derivative Instruments."

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  On July 25, 2000, the Company received notice of a request for arbitration from DCN International ("DCN"). DCN is the shipyard located in Brest, France, with which the Company contracted the construction of two of the Company's Sedco Express-class semisubmersibles. DCN has requested arbitration of disputes stemming from certain variation orders requested by DCN and rejected by the Company during construction of the units. DCN is seeking approximately $35 million for these disputed variation orders. The two Sedco Express-class rigs have been delivered by DCN, and these variation orders are part of a larger dispute with DCN regarding the appropriate payment to DCN for construction of the units. The Company is in the process of preparing its response to the request for arbitration and does not expect that the outcome of the disputes with DCN will have a material adverse effect on the Company's business or financial position.

  The Company has certain other actions or claims pending involving the Indian Customs Department, Mumbai; Kvaerner Installasjon a.s; the municipality of Rio de Janeiro, Brazil; Global Marine Drilling Company; RIGCO North America LLC; and the operator of a pipeline damaged in the Gulf of Mexico and certain other related joint owners and producers. These matters have been previously discussed and reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000. There have been no material developments in these previously reported matters.

ITEM 4. SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Annual General Meeting of Transocean Sedco Forex Inc. on May 11, 2000 there were represented in person or by proxy 170,435,101 shares out of 210,381,811 entitled to vote as of the record date, constituting a quorum.

  The matter submitted to a vote of shareholders was the reelection of Class I Directors as set forth in the Company's Proxy Statement relating to the meeting. With respect to such election, the following number of votes were cast as to the Class I Director nominees: Victor E. Grijalva, 169,535,813 votes for and 899,288 votes withheld; Arthur Lindenauer, 169,528,142 votes for and 906,959 votes withheld; Kristian Siem, 169,533,257 votes for and 901,844 votes withheld; and
J. Michael Talbert, 169,536,349 votes for and 898,752 votes withheld. There were no abstentions or broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     The following exhibits are filed in connection with this Report:


NUMBER                              DESCRIPTION
------    ---------------------------------------------------------------------

 *2.1 Agreement and Plan of Merger dated as of July 12, 1999 among Schlumberger Limited, Sedco Forex Holdings Limited, Transocean Offshore Inc. and Transocean SF Limited (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus dated October 27, 1999 included in the Company's Registration Statement on Form S-4 (Registration No. 333-89727))

 *2.2 Distribution Agreement dated as of July 12, 1999 between Schlumberger Limited and Sedco Forex Holdings Limited (incorporated by reference to Annex B to the Joint Proxy Statement/Prospectus dated October 27, 1999 included in the Company's Registration Statement on Form S-4 (Registration No. 333-89727))

 *4.1 Third Supplemental Indenture dated as of May 24, 2000 between Transocean Sedco Forex Inc. and Chase Bank of Texas National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 24, 2000)

 *4.2 Form of Zero Coupon Convertible Debenture due May 24, 2020 (contained in Exhibit 4.1)

 27.1     Financial Data Schedule.
-------------------
* Incorporated by reference as indicated.

     (b)  Reports on Form 8-K

     The Company filed Amendment No. 2 to its Current Report on Form 8-K/A on April 4, 2000 to correct the number of shares issued in the merger between Transocean Offshore Inc. and Sedco Forex Holdings Limited as disclosed under Items 2. and 7. of its Current Report on Form 8-K/A filed March 10, 2000. Included in Item 7. were condensed combined financial statements of Sedco Forex Holdings Limited and unaudited condensed pro forma combined financial statements of the Company.

     The Company filed a Current Report on Form 8-K on May 24, 2000 reporting under Item 5. thereof the completion of the Company's public offering of $865,000,000 aggregate principle amount of Zero Coupon Convertible Debentures and reporting under Item 7. thereof exhibits relating thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on August 9, 2000.

                                         TRANSOCEAN SEDCO FOREX INC.



                                         By:   /s/ Robert L. Long
                                              --------------------------------
                                              Robert L. Long
                                              Executive Vice President
                                              (Principal Financial Officer)



                                         By:   /s/ Ricardo Rosa
                                              --------------------------------
                                              Ricardo Rosa
                                              Vice President and Controller
                                              (Principal Accounting Officer)