Form 10-Q
period 2000-09-30
TRANSOCEAN SEDCO FOREX INC
filed 2000-11-08
CIK 1083269

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

                       COMMISSION FILE NUMBER 333-75899



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 31, 2000, 210,715,981 ordinary shares, par value $.01 per share, were outstanding.

                          TRANSOCEAN SEDCO FOREX INC.

                               INDEX TO FORM 10-Q

                       QUARTER ENDED SEPTEMBER 30, 2000

                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION
------------------------------

     ITEM 1. Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations
           Three and Nine Months Ended September 30, 2000 and 1999........   1

         Condensed Consolidated Balance Sheets
           September 30, 2000 and December 31, 1999.......................   2

         Condensed Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 2000 and 1999.................   3

         Notes to Condensed Consolidated Financial Statements.............   4

     ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................  11

     ITEM 3. Quantitative and Qualitative Disclosures about Market Risk...  20

PART II - OTHER INFORMATION
---------------------------

     ITEM 1. Legal Proceedings............................................  20

     ITEM 6. Exhibits and Reports on Form 8-K.............................  20

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

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           Three Months Ended         Nine Months Ended
                                                              September 30,              September 30,
                                                          ---------------------     ---------------------
                                                            2000         1999         2000         1999
                                                          --------     --------     --------     --------
                                                                (In thousands, except per share data)
Operating Revenues                                        $314,483     $165,250     $914,575     $516,840
                                                          --------     --------     --------     --------
Costs and Expenses
  Operating and maintenance                                192,208       98,508      561,950      338,041
  Depreciation and amortization                             64,353       33,169      193,779       96,908
  General and administrative                                 9,189        4,093       31,594       12,277
                                                          --------     --------     --------     --------
                                                           265,750      135,770      787,323      447,226
Gain (Loss) From Sale of Assets                             11,314         (142)      13,564         (107)
                                                          --------     --------     --------     --------
Operating Income                                            60,047       29,338      140,816       69,507
                                                          --------     --------     --------     --------
Other Income (Expense), Net
   Equity in earnings of joint ventures                      2,592        1,192        7,584        3,719
   Interest income                                           1,724          624        4,636        4,793
   Interest expense, net of amounts capitalized             (1,806)      (3,251)      (2,110)     (10,162)
   Other, net                                                   26          716        1,268          367
                                                          --------     --------     --------     --------
                                                             2,536         (719)      11,378       (1,283)
                                                          --------     --------     --------     --------
Income Before Income Taxes, Minority
      Interest and Extraordinary Item                       62,583       28,619      152,194       68,224

Income Tax Expense (Benefit)                                14,628       (3,230)      35,413       (2,319)
Minority Interest                                              101           45          507           45
                                                          --------     --------     --------     --------
Income before Extraordinary Item                            47,854       31,804      116,274       70,498

Gain on Extraordinary Item, Net of Tax                       1,424           --        1,424           --
                                                          --------     --------     --------     --------
Net Income                                                $ 49,278     $ 31,804     $117,698     $ 70,498
                                                          ========     ========     ========     ========

Basic and Diluted Earnings Per Share (Pro forma
 prior to the effective date of the merger)
   Income Before Extraordinary Item                       $   0.22        $0.29     $   0.55        $0.64
   Gain on Extraordinary Item, Net of Tax                     0.01           --         0.01           --
                                                          --------     --------     --------     --------
     Net Income                                           $   0.23        $0.29     $   0.56        $0.64
                                                          ========     ========     ========     ========
Weighted Average Shares Outstanding (Pro forma
    prior to the effective date of the merger)
   Basic                                                   210,526      109,564      210,356      109,564
                                                          --------     --------     --------     --------
   Diluted                                                 212,016      109,636      211,597      109,636
                                                          --------     --------     --------     --------

Dividends Paid Per Share                                  $   0.03     $     --     $   0.09     $     --

                            See accompanying notes.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                      September 30,       December 31,
                                                          2000               1999
                                                      -------------       ------------
                                                      (In thousands, except share data)
                                     ASSETS
Cash and Cash Equivalents                              $   36,972          $  165,673
Accounts Receivable, less allowance for doubtful
 accounts of $33,778 and $27,109                          302,337             292,628
Materials and Supplies                                     83,068              77,058
Deferred Income Taxes                                      22,452              12,562
Other Current Assets                                       12,502              10,945
                                                       ----------          ----------
 Total Current Assets                                     457,331             558,866
                                                       ----------          ----------
Property and Equipment                                  5,889,961           5,498,116
Less Accumulated Depreciation                           1,283,614           1,153,614
                                                       ----------          ----------
 Property and Equipment, net                            4,606,347           4,344,502
                                                       ----------          ----------
Goodwill, net                                           1,044,717           1,067,594
Investments in and Advances to Joint Ventures             105,700             101,892
Other Assets                                               50,094              67,316
                                                       ----------          ----------
 Total Assets                                          $6,264,189          $6,140,170
                                                       ==========          ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable                                       $   79,251          $  144,538
Accrued Income Taxes                                       91,397             111,853
Current Portion of Long-Term Debt                          15,628              78,584
Other Current Liabilities                                 199,255             193,546
                                                       ----------          ----------
   Total Current Liabilities                              385,531             528,521
                                                       ----------          ----------
 Long-Term Debt                                         1,339,850           1,187,578
 Deferred Income Taxes                                    411,034             383,991
 Other Long-Term Liabilities                              110,145             129,941
                                                       ----------          ----------
   Total Long-Term Liabilities                          1,861,029           1,701,510
                                                       ----------          ----------
Preference Shares, $0.10 par value; 50,000,000 shares
   authorized, none issued and outstanding                     --                  --
Ordinary Shares, $0.01 par value; 300,000,000 shares
authorized, 210,704,725 shares issued and outstanding
at September 30, 2000, and 210,119,501 shares issued
and outstanding at December 31, 1999                        2,107               2,101
Additional Paid-in Capital                              3,916,767           3,908,038
Retained Earnings                                          98,755                  --
                                                       ----------          ----------
  Total Shareholders' Equity                            4,017,629           3,910,139
                                                       ----------          ----------
  Total Liabilities and Shareholders' Equity           $6,264,189          $6,140,170
                                                       ==========          ==========

                            See accompanying notes.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Nine Months Ended
                                                                               September 30,
                                                                         --------------------------
                                                                            2000             1999
                                                                         ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES                                          (In thousands)
 Net income                                                              $ 117,698        $  70,498
 Adjustments to reconcile net income to
  net cash provided by operating activities
   Depreciation and amortization                                           193,779           96,908
   Deferred income taxes                                                    17,039          (16,457)
   1999 Charges                                                                 --           30,049
   Equity in earnings of joint ventures                                     (7,584)          (3,719)
   (Gain) Loss on disposal of assets                                       (11,547)             107
   Deferred income, net                                                    (23,664)         (19,642)
   Deferred expenses, net                                                   (4,766)              --
   Amortization of debt discount and issue costs                             5,698               --
   Other, net                                                               (4,439)             193
   Changes in operating assets and liabilities
    Accounts receivable                                                    (12,227)          74,467
    Accounts payable and accrued liabilities                               (53,457)         (12,575)
    Receivable/payable with related parties, net                                --            1,968
    Income taxes receivable/payable, net                                   (20,454)         (15,700)
    Other current assets/liabilities, net                                  (12,680)         (14,922)
                                                                         ---------        ---------
Net Cash Provided by Operating Activities                                  183,396          191,175
                                                                         ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                                     (465,640)        (412,096)
 Proceeds from sale of coiled tubing drilling services business             24,871               --
 Other proceeds from disposal of assets, net                                48,722            3,923
 Other, net                                                                  1,575            3,788
                                                                         ---------        ---------
Net Cash Used in Investing Activities                                     (390,472)        (404,385)
                                                                         ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from issuance of Zero Coupon
     Convertible Debentures                                                489,081               --
 Net repayments on Revolving Credit Agreement                             (153,300)              --
 Repayments on Secured Loan Agreement                                     (235,174)              --
 Repayments on Secured Rig Financing                                       (12,314)         (11,410)
   Repayments on Notes Payable                                              (4,615)              --
   Proceeds from issuance of ordinary shares under
  stock-based compensation plans                                            14,070               --
   Dividends paid                                                          (18,943)              --
 Proceeds from debt to related parties                                          --          166,589
 Repayments of debt to related parties                                          --          (78,250)
 Advances and other to related parties, net                                     --          (15,003)
   Other, net                                                                 (430)           2,363
                                                                         ---------        ---------
Net Cash Provided by Financing Activities                                   78,375           64,289
                                                                         ---------        ---------
Net Decrease in Cash and Cash Equivalents                                 (128,701)        (148,921)
                                                                         ---------        ---------
Cash and Cash Equivalents at Beginning of Period                           165,673          174,481
                                                                         ---------        ---------
Cash and Cash Equivalents at End of Period                               $  36,972        $  25,560
                                                                         =========        =========

                            See accompanying notes.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - PRINCIPLES OF CONSOLIDATION

  Transocean Sedco Forex Inc. (together with its majority owned subsidiaries and predecessors, the "Company", unless the context requires otherwise) is a leading international provider of deepwater and harsh environment contract drilling services for oil and gas wells. As of October 31, 2000, the Company owns, has partial ownership interests in, operates, or has under construction 71 mobile offshore drilling units. The Company contracts these drilling rigs, related equipment and work crews primarily on a dayrate basis to drill offshore wells.

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

  The balance sheets presented in these condensed financial statements, the statement of cash flows for the nine months ended September 30, 2000 and the statements of operations for the three and nine months ended September 30, 2000 represent the consolidated financial position, cash flows and results of operations of the merged company. The statement of cash flows for the nine months ended September 30, 1999 and the statements of operations for the three and nine months ended September 30, 1999 reflect the cash flows and operating results of Sedco Forex and not those of historical Transocean Offshore Inc. Intercompany transactions and accounts have been eliminated. The equity method of accounting is used for investments in joint ventures owned 50 percent or less.

  The condensed financial statements for the period prior to the merger represent the offshore contract drilling service business of Schlumberger, which comprised certain businesses, operations, assets and liabilities of Sedco Forex and its subsidiaries and of Schlumberger and its subsidiaries, as defined in a distribution agreement. Although Sedco Forex was not a separate public company prior to the merger, the condensed financial statements are presented as if Sedco Forex had existed as an entity separate from its parent, Schlumberger.
The condensed financial statements include the historical revenues and expenses and cash flows that were directly related to the offshore contract drilling service business of Schlumberger during the three and nine months ended September 30, 1999 and have been prepared using Schlumberger's historical results of operations of Sedco Forex.

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

  Because Sedco Forex historically was not operated as a separate, stand-alone entity, and in many cases Sedco Forex's results were included in the consolidated financial statements of Schlumberger on a divisional basis, there are no separate meaningful historical equity accounts for Sedco Forex prior to the merger.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
NOTE 2 - GENERAL

BASIS OF CONSOLIDATION - The accompanying condensed financial statements of the Company have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 or for any future period. In connection with the preparation of these financial statements, management was required to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, expenses and disclosure of contingent liabilities. Actual results could differ from such estimates. The accompanying condensed financial statements and notes thereto should be read in conjunction with the audited combined financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

SUPPLEMENTARY CASH FLOW INFORMATION - Cash payments for interest and income taxes, net were $58.6 million and $38.3 million, respectively, for the nine months ended September 30, 2000 and $16.9 million and $26.8 million, respectively, for the nine months ended September 30, 1999.

GOODWILL - The excess of the purchase price over the estimated fair value of net assets acquired is accounted for as goodwill and is amortized on a straight-line basis over 40 years. The amortization period is based on the nature of the offshore drilling industry, long-lived drilling equipment and the long-standing relationships with core customers. Accumulated amortization as of September 30, 2000 totaled $20.0 million.

CAPITALIZED INTEREST - Interest costs for the construction and upgrade of qualifying assets are capitalized. The Company capitalized interest costs on construction work in progress of $20.7 million and $66.6 million for the three and nine months ended September 30, 2000 and $8.6 million and $20.3 million for the corresponding periods of 1999.

CHANGE IN ESTIMATE - As a result of the merger, the Company conformed its policies relating to estimated rig lives and salvage values. Estimated useful lives of its offshore drilling units now range from 18 to 35 years, reflecting maintenance history and market demand for these drilling units. Depreciation expense for the three and nine months ended September 30, 2000 was reduced by approximately $18 million (net $0.09 per diluted share) and $53 million (net $0.25 per diluted share), respectively, as a result of conforming these policies.

INCOME TAXES - Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. There is no expected relationship between the provision for or benefit from income taxes and income or loss before income taxes because the countries have taxation regimes which vary not only with respect to nominal rate, but also in terms of the availability of deductions, credits and other benefits. Variations also arise because income earned and taxed in any particular country or countries may fluctuate from period to period.

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

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133, to delay the effective date for the adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. Because of the Company's limited use of derivatives to manage its exposure to fluctuations in foreign currency exchange rates and interest rates, management anticipates that the adoption of the new statement will have no material effect on the results of operations or the financial position of the Company. The Company will adopt SFAS No. 133 as of January 1, 2001.

  In December 1999, the U.S. Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin ("SAB") No. 101 Revenue Recognition in Financial Statements. This bulletin provides new guidelines on revenue recognition. SAB No. 101 must be implemented no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company is evaluating its treatment of revenues related to contract preparation, mobilization and demobilization of drilling units. The Company will adopt the new guidelines as required in the fourth quarter of 2000. Management believes that the implementation of SAB No. 101 will not have a material effect on the results of operations of the Company.

NOTE 3 - PRO FORMA COMBINED OPERATING RESULTS

  Unaudited pro forma combined operating results of Sedco Forex and Transocean Offshore Inc. for the nine months ended September 30, 1999, assuming the merger (see Note 1) had been completed as of January 1, 1999, are summarized as follows:

Nine months ended September 30,               1999
-------------------------------            -----------
(In thousands, except per share data)

Operating revenues                          $1,263,069
Operating income                               299,610
Net income                                     239,988
Basic and diluted earnings per share              1.14

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

  NOTE 4 - UPGRADE AND EXPANSION OF DRILLING FLEET

Capital expenditures, including capitalized interest, totaled $466 million during the nine months ended September 30, 2000 and include $81 million, $83 million, $69 million, $67 million and $86 million spent on the construction of the Sedco Express, Sedco Energy, Cajun Express, Discoverer Spirit and Discoverer Deep Seas, respectively. The Company also spent $50 million on the construction of the Trident 20 during the nine months ended September 30, 2000, which was partially offset by $30 million in client reimbursements for the estimated incremental cost to construct the rig in the Caspian Sea.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 5 - DEBT

  Debt is comprised of the following:

                                             September 30,   December 31,
                                                 2000            1999
                                             -------------   ------------
(In thousands)

Zero Coupon Convertible Debentures(1)           $  494,136   $         --
Term Loan Agreement                                400,000        400,000
Revolving Credit Agreement                          81,700        235,000
Secured Loan Agreement                                  --        235,174
8.00% Debentures                                   197,835        197,774
7.45% Notes                                         94,083         93,916
Secured Rig Financing                               72,831         85,145
6.90% Notes Payable                                 14,832         19,153
Other                                                   61             --
                                                ----------     ----------
 Total Debt                                      1,355,478      1,266,162
Less Current Maturities                             15,628         78,584
                                                ----------     ----------
 Total Long-Term Debt                           $1,339,850     $1,187,578
                                                ==========     ==========
-----------
(1) Net of unamortized discount and issue costs.

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

  In August 2000, the Company repaid all amounts outstanding under the Secured Loan Agreement using cash on hand and borrowings under the Revolving Credit Agreement. The Company also terminated the related interest rate swap agreement. The Company recognized an extraordinary gain, net of income taxes of $1.4 million, or $0.01 per diluted share, on this early termination of debt.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 6 - OTHER CURRENT LIABILITIES

  Other current liabilities are comprised of the following:

                                             September 30,   December 31,
                                                  2000           1999
                                             -------------   ------------
(In thousands)

Accrued Payroll and Employee Benefits           $ 74,602       $ 63,082
Contract Disputes and Legal Claims                58,254         50,454
Deferred Gain on Sale of Rigs                     26,167         26,167
Accrued Taxes, Other than Income                  13,107         14,390
Accrued Interest                                  12,059         10,056
Other                                             15,066         29,397
                                                --------       --------
                                                $199,255       $193,546
                                                ========       ========

NOTE 7 - RELATED PARTY TRANSACTIONS

  The financial statements for the three and nine months ended September 30, 1999 include allocations from Schlumberger of certain corporate expenses, including centralized research and engineering, legal, accounting, employee benefits, real estate, insurance, information technology services, treasury and other corporate and infrastructure costs. These allocations were determined on bases that Schlumberger and Sedco Forex considered to be a reasonable reflection of the utilization of services provided or the benefit received by Sedco Forex. The allocation methods included relative revenues, headcount, square footage, transaction processing costs, adjusted operating expenses and others. These allocations resulted in charges of $10.0 million and $44.6 million to operating and maintenance expense and $2.4 million and $5.5 million to general and administrative expense for the three and nine months ended September 30, 1999, respectively. The Company incurred expenses amounting to approximately $2 million and $8 million in the three and nine months ended September 30, 2000, respectively, for transitional services provided by Schlumberger.

  During 1999, Sedco Forex had long-term debt due to Schlumberger. These loans bore interest at rates based on fifty basis points over LIBOR and were used to finance both Sedco Forex's existing fleet of rigs and ongoing major construction projects. Interest expense on related party indebtedness aggregated $5.7 million and $20.7 million for the three and nine months ended September 30, 1999, respectively. On December 31, 1999, the Company repaid these loans in connection with the merger.

NOTE 8 - 1999 CHARGES

  Operating and maintenance expense for the nine months ended September 30, 1999 includes charges totaling $42.0 million, of which $13.2 million relates to termination and severance benefits and $28.8 million relates to potential legal claims.

NOTE 9 - ASSET DISPOSALS

  In February 2000, the Company sold its coiled tubing drilling services business to Schlumberger. The net proceeds from the sale were $24.9 million and no gain or loss was recognized on the sale. The Company's interest in its Transocean-Nabors Drilling Technology LLC and DeepVision L.L.C. joint ventures were excluded from the sale.

  In July 2000, the Company sold a second-generation semisubmersible, the Transocean Discoverer. Net proceeds from the sale of the rig, which had been idle in the U. K. sector of the North Sea since February 2000, totaled $42.7 million and resulted in a net gain of $9.4 million, or $0.04 per diluted share.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 10 - EARNINGS PER SHARE

  The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows:


                                                             Three Months Ended   Nine Months Ended
                                                                September  30,       September 30,
                                                             ------------------   -----------------
                                                               2000      1999        2000      1999
                                                              ------    ------      ------    ------
                                                              (In thousands, except per share data)
Income before Extraordinary Item                            $ 47,854   $ 31,804    $116,274   $ 70,498
Gain on Extraordinary Item, Net of Tax                         1,424         --       1,424         --
                                                            --------   --------    --------   --------
Net Income                                                  $ 49,278   $ 31,804    $117,698   $ 70,498
                                                            ========   ========    ========   ========
Weighted-average shares outstanding (Pro forma
     prior to effective date of the merger):
    Shares for basic earnings per share                      210,526    109,564     210,356    109,564
    Effect of dilutive securities:
      Employee stock options and unvested stock grants         1,490         72       1,241         72
                                                            --------   --------    --------   --------
Adjusted weighted-average shares and assumed
     conversions for diluted earnings per share              212,016    109,636     211,597    109,636
                                                            ========   ========    ========   ========
Basic and Diluted Earnings Per Share (Pro forma
   prior to the effective date of the merger):
   Income Before Extraordinary Item                         $   0.22   $   0.29    $   0.55   $   0.64
   Gain on Extraordinary Item, Net of Tax                       0.01         --        0.01         --
                                                            --------   --------    --------   --------
     Net Income                                             $   0.23   $   0.29    $   0.56   $   0.64
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

  Sedco Forex did not have a separate capital structure prior to the spin-off from Schlumberger and merger with Transocean Offshore Inc. (see Note 1). Accordingly, historical earnings per share has not been presented for the periods prior to the merger. Pro forma earnings per share for the three and nine months ended September 30, 1999 was calculated using the Transocean Sedco Forex shares issued pursuant to the merger agreement and the dilutive effect of Transocean Sedco Forex stock options granted to former Sedco Forex employees at the time of the merger, as applicable.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 11 - PROPOSED BUSINESS COMBINATION

  On August 21, 2000, the Company announced the signing of a definitive agreement and plan of merger with R&B Falcon Corporation ("R&B Falcon"). Under this agreement, R&B Falcon will merge with a recently formed subsidiary of the Company (the "RBF Merger"). Each share of the common stock of R&B Falcon issued and outstanding immediately prior to the effective time of the RBF Merger will be exchanged for 0.5 newly issued ordinary shares of the Company. The purchase price has currently been estimated at $6.6 billion using the estimated number of Transocean Sedco Forex ordinary shares to be issued in the RBF Merger and the average closing price of the Company's ordinary shares for a period immediately before and after the date the RBF Merger was announced, plus estimated direct costs and the estimated fair value of R&B Falcon stock options and warrants which will be assumed in the RBF Merger. As a result of using the purchase method of accounting, the assets and liabilities of the Company will remain at their recorded amounts, without restatement to fair values. The assets and liabilities of R&B Falcon will be recorded at their estimated fair values at the date of the merger, with the excess of the purchase price over the sum of such fair values recorded as goodwill.

  The RBF Merger has been approved by the board of directors of each company and is expected to close by the end of first quarter 2001. The closing of the RBF Merger is conditioned upon approval by the shareholders of the Company and the stockholders of R&B Falcon, customary regulatory approvals, including the expiration or termination of the waiting period prescribed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the application of certain proceeds of a R&B Falcon common stock public offering to a redemption of R&B Falcon's 13.875% Cumulative Redeemable Preferred Stock, the rating of certain debt of R&B Falcon or its affiliates as investment grade and other customary conditions. The Company has filed a registration statement with the SEC on Form S-4 relating to the RBF Merger. The Company's registration statement became effective October 30, 2000. Meetings of the shareholders of both companies have been set for December 12, 2000.

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

  Transocean Sedco Forex Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company", "we" or "our") is a leading international provider of deepwater and harsh environment contract drilling services for oil and gas wells. As of October 31, 2000, the Company owns, has partial ownership interests in, operates, or has under construction 71 mobile offshore drilling units. The Company's active fleet consists of twelve high-specification semisubmersibles, twenty-nine second- and third-generation semisubmersibles, two Discoverer Enterprise-class drillships, four other drillships, seventeen jackup rigs and three tenders. The Company has under construction one Discoverer Enterprise-class drillship and three Sedco Express-class semisubmersibles. In addition, the fleet includes one mobile offshore production unit, six swamp barges and two land drilling rigs. The Company contracts these drilling rigs, related equipment and work crews primarily on a dayrate basis to drill offshore wells.

  The balance sheets presented in the condensed financial statements, the statement of cash flows for the nine months ended September 30, 2000 and the statements of operations for the three and nine months ended September 30, 2000 represent the consolidated financial position, cash flows and results of operations of the merged company. The statement of cash flows for the nine months ended September 30, 1999 and the statements of operations for the three and nine months ended September 30, 1999 reflect the cash flows and operating results of Sedco Forex and not those of historical Transocean Offshore Inc. At the time of the merger, Sedco Forex owned, had ownership interests in or operated 40 mobile offshore drilling rigs and had four such rigs under construction.

OPERATING RESULTS

    THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

  Net income for the three months ended September 30, 2000 was $49.3 million, or $0.23 per diluted share, on revenues of $314.5 million and reflect the results of the combined company. The results include an extraordinary gain of $1.4 million or $0.01 per diluted share, relating to the early termination of certain debt, as well as a net gain of $11.2 million or $0.05 per diluted share resulting from the sale of two rigs. Net income for the corresponding period in 1999 was $31.8 million, or $0.29 per pro forma diluted share, on revenues of $165.3 million. The results for the three months ended September 30, 1999 reflect Sedco Forex historical results only and not those of Transocean Offshore Inc.

  Operating revenues for the three months ended September 30, 2000 were $314.5 million compared to $165.3 million for the same period in 1999, an increase of $149.2 million or 90 percent. The increase was primarily as a result of the merger. Revenues relating to former Sedco Forex operations totaled $144.7 million for the third quarter of 2000, representing a $20.6 million or a 12 percent decrease over the comparable 1999 period. Excluding a $9.2 million contract cancellation settlement in the third quarter of 1999 relating to the Sovereign Explorer, revenues from Sedco Forex's core assets (the Company's semisubmersible, jackup and tender rigs) were comparable between periods. Utilization of core assets increased to 84 percent for the third quarter of 2000 from 70 percent during the same period of 1999. This was offset by a decrease in average dayrates from $61,200 in the third quarter of 1999 to $52,600 for the same period of 2000. The decrease in revenues can be attributed to less activity of non-core assets (the Company's swamp barges and land rigs) and revenues earned from managed rigs no longer operated in 2000.

  Operating and maintenance expense for the three months ended September 30, 2000 was $192.2 million compared to $98.5 million for the same period in 1999, an increase of $93.7 million or 95 percent. The increase was primarily as a result of the merger. Operating and maintenance expense for the third quarter of 1999 included $10.0 million in allocated costs from Schlumberger. A large portion of operating and maintenance expense consists of employee-related costs and is fixed or only semi-variable. Accordingly, operating and maintenance expense does not vary in direct proportion to activity.

  Depreciation and amortization expense was $64.4 million for three months ended September 30, 2000 compared to $33.2 million for the same period in 1999, an increase of $31.2 million or 94 percent. Depreciation expense increased primarily due to the addition of the former Transocean Offshore Inc. rigs and equipment at fair value. In addition, $6.7 million of amortization of goodwill resulting from the merger was recorded in the third quarter of 2000. Depreciation expense was reduced by approximately $18 million (net $0.09 per diluted share) for the third quarter of 2000 as a result of the Company conforming its policies relating to estimated rig lives and salvage values after the merger.

  General and administrative expense for the three months ended September 30, 2000 was $9.2 million compared to $4.1 million for the same period in 1999, an increase of $5.1 million or 124 percent. The increase is primarily attributable to the merger and reflects the costs to manage a larger, more complex and geographically diverse organization. General and administrative expense for the three months ended September 30, 1999 included an allocation of corporate overhead by Schlumberger that amounted to approximately $2.4 million.

  During the three months ended September 30, 2000, the Company recognized a net gain of $11.2 million on the sale of two drilling rigs, the semisubmersible Transocean Discoverer and the multi-purpose service jackup Mr. John. There were no such rig sales in the third quarter of 1999.

  Other income was $2.5 million for the three months ended September 30, 2000 compared to other expense of $0.7 million for the corresponding period of 1999, an increase of $3.2 million. The Company capitalized $20.7 million of interest relating to construction projects during the third quarter of 2000 compared to $8.6 million for the same period of 1999, representing a greater proportion of interest capitalized. Equity in earnings of joint ventures increased by $1.4 million due primarily to the addition of joint ventures owned by Transocean Offshore Inc. prior to the merger.

  Provision for income taxes for the three months ended September 30, 2000 was $14.6 million compared to a benefit of $3.2 million for the third quarter of 1999. The Company operates internationally and provides for income taxes based on the tax laws and rates in the countries in which it operates and income is earned. There is no expected relationship between the provision for income taxes and income before taxes.

     NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

  Net income for the nine months ended September 30, 2000 was $117.7 million, or $0.56 per diluted share, on revenues of $914.6 million and reflects the results of the combined company. The results include an extraordinary gain of $1.4 million or $0.01 per diluted share, relating to the early termination of certain debt, as well as a gain of $12.9 million or $0.06 per diluted share resulting from the sale of three rigs. Net income for the corresponding period in 1999 was $70.5 million, or $0.64 per pro forma diluted share, on revenues of $516.8 million. Operating and maintenance expense for the nine months ended September 30, 1999 included charges for severance costs and provisions for potential legal claims totaling $42.0 million, or a net $0.30 per pro forma diluted share. The results for the nine months ended September 30, 1999 reflect Sedco Forex historical results only and not those of Transocean Offshore Inc.

  Operating revenues for the nine months ended September 30, 2000 were $914.6 million compared to $516.8 million for the same period in 1999, an increase of $397.8 million or 77 percent. The increase was primarily as a result of the merger. Revenues for the nine months ended September 30, 2000 include a $25.1 million cash settlement relating to an agreement with BP Amoco to cancel the remaining 14 months of firm contract time on the semisubmersible Transocean Amirante. Revenues relating to former Sedco Forex operations totaled $412.6 million for the nine months ended September 30, 2000, representing a $104.2 million or 20 percent decrease over the comparable 1999 period. Of the decrease in comparable revenues, $61.0 million relates to core assets which experienced lower average dayrates, declining from $66,600 for the first nine months of 1999 to $55,800 for the same period in 2000. This was partially offset by an increase in activity, as utilization of core assets increased from 70 percent in the first nine months of 1999 to 74 percent for the same period in 2000, and cash settlements of $16.0 million during the nine months ended September 30, 1999 from the cancellation of contracts on the Sovereign Explorer and Trident 17. The remaining decrease in comparable revenues can be attributed to less activity of non-core assets and revenue earned from managed rigs no longer operated in 2000.

  Operating and maintenance expense for the nine months ended September 30, 2000 was $562.0 million compared to $338.0 million for the same period in 1999, an increase of $224.0 million or 66 percent. The increase was primarily as a result of the merger. Operating and maintenance expense for the 1999 period included charges totaling $42.0 million relating to severance liabilities and provisions for potential legal claims and $44.6 million in allocations of costs by Schlumberger. A large portion of operating and maintenance expense consists of employee-related costs and is fixed or only semi-variable. Accordingly, operating and maintenance expense does not vary in direct proportion to activity.

  Depreciation and amortization expense was $193.8 million for the nine months ended September 30, 2000 compared to $96.9 million for the same period in 1999, an increase of $96.9 million or 100 percent. Depreciation expense increased primarily due to the addition of the former Transocean Offshore Inc. rigs and equipment at fair value. In addition, $20.0 million of amortization of goodwill resulting from the merger was recorded in the first nine months of 2000. Depreciation expense was reduced by approximately $53 million (net $0.25 per diluted share) for the first nine months of 2000 as a result of the Company conforming its policies relating to estimated rig lives and salvage values after the merger.

  General and administrative expense for the nine months ended September 30, 2000 was $31.6 million compared to $12.3 million for the same period in 1999, an increase of $19.3 million or 157 percent. The increase is primarily attributable to the merger and reflects the costs to manage a larger, more complex and geographically diverse organization. General and administrative expense for the nine months ended September 30, 1999 included an allocation of corporate overhead by Schlumberger that amounted to $5.5 million.

  During the nine months ended September 30, 2000, the Company recognized a net gain of $12.9 million on the sale of three drilling rigs, the semisubmersible Transocean Discoverer, the multi-purpose service jackup Mr. John and the tender Searex 5. There were no such rig sales in the corresponding period of 1999.

  Other income was $11.4 million for the nine months ended September 30, 2000 compared to other expense of $1.3 million for the same period in 1999, an increase of $12.7 million. The Company capitalized $66.6 million in interest relating to construction projects during the nine months ended September 30, 2000 compared to $20.3 million for the same period in 1999, representing a greater proportion of interest capitalized. Equity in earnings of joint ventures increased by $3.9 million due primarily to the addition of joint ventures owned by Transocean Offshore Inc. prior to the merger.

  Provision for income taxes for the nine months ended September 30, 2000 was $35.4 million compared to a benefit of $2.3 million for the same period in 1999. Sedco Forex recognized a $9.5 million deferred tax benefit during the 1999 period relating to charges for potential legal claims. The Company operates internationally and provides for income taxes based on the tax laws and rates in the countries in which it operates and income is earned. There is no expected relationship between the provision for income taxes and income before income taxes.

      1999 PRO FORMA OPERATING RESULTS

  Unaudited pro forma combined results for Transocean Sedco Forex Inc. for the nine months ended September 30, 1999 reflected net income of $240.0 million or $1.14 per diluted share on pro forma revenues of $1,263.1 million. The pro forma operating results assume the spin-off and merger was completed on January 1, 1999. See Note 3 to the condensed consolidated financial statements. These pro forma results do not reflect the effects of reduced depreciation expense related to conforming the estimated lives of Sedco Forex rigs and the elimination of certain allocated costs from Schlumberger. The pro forma financial data should not be relied on as an indication of operating results that Transocean Sedco Forex Inc. would have achieved had the spin-off and merger taken place earlier or of the future results that Transocean Sedco Forex Inc. may achieve.

OUTLOOK

  Fleet utilization for the third quarter of 2000 averaged 81 percent for our 61 fully owned or chartered and active mobile offshore drilling units (i.e., excluding newbuilds under construction, managed rigs and partially owned rigs which are not operated by us) compared to 75 percent fleet utilization for the second quarter of 2000. Combined semisubmersible and drillship ("floater") utilization for active drilling units was 84 percent during the third quarter of 2000, compared to utilization of 75 percent for the same units during the second quarter of 2000.

  Average fleet dayrates declined during the third quarter as rigs that were previously idle or working under contracts negotiated prior to the onset of weaker market conditions began operating under new contracts at competitive market rates. Average dayrates during the third quarter of 2000 were $67,200 for the 61 rigs and $81,400 for floaters, compared to average dayrates of $69,100 and $85,900, respectively, for the second quarter of 2000. While average dayrates decreased, there have been some signs of improving market dayrates, especially for higher specification units. These improved prospects are evidenced by recent contract awards and extensions on a number of rigs, including the Transocean Leader, Sovereign Explorer, Transocean John Shaw, Sedco 601, Transocean Comet and Transocean Mercury, located in the North Sea, Asia and Middle East. These recent contract awards and extensions represent approximately $112 million in potential revenues over the duration of the contracts and improve the Company's committed fleet time during 2001 to approximately 41 percent as of October 31, 2000.

  General market conditions continued to improve during the third quarter of 2000. Oil and gas prices again remained at relatively strong levels, leading our customers to initiate more active offshore drilling programs during the second half of 2000. If market conditions remain favorable, we expect the trend of strong utilization and improving dayrates to continue. However, even with higher utilization, dayrates may not increase significantly in the near term. Also, the contract drilling market historically has been highly competitive and cyclical, and we are unable to predict the extent to which current market conditions will continue. A decline in oil prices could reduce demand for the Company's contract drilling services and adversely affect both utilization and dayrates.

  The Company anticipates that it will experience higher levels of expenses during 2001 due to a variety of factors, including, but not limited to, those described in this paragraph. The Company expects to complete its remaining major construction projects in early 2001, resulting in increased interest expense as interest on these projects will no longer be capitalized. The Company currently has plans for significant shipyard upgrade and maintenance projects on at least two rigs which could result in increased expenses during the coming year. Recently, the Company replaced existing employment agreements with certain executives which contained change in control provisions that had been triggered by the merger with Sedco Forex. These new agreements will require the Company to recognize approximately $5.8 million in additional compensation expense during 2001. Finally, the labor market for rig workers, especially in the U.S. Gulf of Mexico, has tightened as rig utilization rates have increased. If this trend continues, the Company may incur higher compensation expense to attract and retain qualified rig personnel.

  The Company owns a 25 percent interest in a joint venture, Sea Wolf Drilling Limited ("Sea Wolf"), that owns two semisubmersible rigs which the Company currently charters from Sea Wolf. The Company originally sold the two rigs, the Sedco Explorer and the Drill Star, to Sea Wolf and has been amortizing the gain from the sale of each rig over the estimated charter terms. Sea Wolf is currently in negotiations to sell the two rigs to a third party. In the event of such a sale, the current charter for the Sedco Explorer would likely be terminated effective upon the closing of the sale and the charter for the Drill Star would likely be terminated in the third quarter of 2001. If the sale is consummated on this basis, the remaining deferred gain related to the Sedco Explorer would be recognized at the time of the closing of the sale and the remaining deferred gain related to the Drill Star would be recognized over the revised charter term. The unamortized deferred gains as of September 30, 2000 relating to the Sedco Explorer and the Drill Star were $21.1 million and $55.2 million, respectively. The Company would also recognize, at the time of the sale, its share of any gain or loss on the sale of the rigs and the effect of an expected charter termination settlement for the Sedco Explorer. However, a definitive sale agreement has not yet been executed and there can be no assurance that this sale will be completed.

  On November 2, 2000, the Trident IX cantilevered jackup rig suffered a well blowout and resulting fire while drilling in Indonesia. All personnel were safely evacuated, but the rig has sustained significant damage, particularly to its drilling equipment. The full extent of the damage is not yet known, although the Company does not currently expect the rig to be a total loss.
Until the Company knows the extent of necessary repairs, it is unable to determine the amount of time the rig will be out of service and the related loss of revenue. The Company maintains insurance on the rig and expects the insurance to cover substantially all physical damages to the rig, but not loss of revenue while the rig undergoes repairs.

LIQUIDITY AND CAPITAL RESOURCES

  SOURCES AND USES OF CASH

  Cash flows provided by operations were $183.4 million for the nine months ended September 30, 2000, compared to $191.2 million for the same period in 1999, a decrease of $7.8 million.

  Cash flows used in investing activities decreased $13.9 million from $404.4 million for the nine months ended September 30, 1999 to $390.5 million for the same period in 2000. Capital expenditures relating to rig construction and upgrade projects increased by $53.5 million, which was offset by a $69.7 million increase in proceeds from the disposal of assets. During the first nine months of 2000, the Company received net proceeds of $24.9 million from the sale of its coiled tubing drilling services business and $42.7 million on the sale of the semisubmersible Transocean Discoverer.

  Cash flows provided by financing activities increased $14.1 million from $64.3 million during the first nine months of 1999 to $78.4 million for the same period in 2000. During the first nine months of 2000, the Company received $489.1 million in net proceeds from the issuance of the Zero Coupon Convertible Debentures which was partially offset by net repayments on its Revolving Credit Agreement and by the repayment of its Secured Loan Agreement. During the corresponding period of 1999, Sedco Forex obtained additional long-term funding from related parties, which was offset by repayments of advances and long-term debt to related parties.

  CAPITAL EXPENDITURES

  Capital expenditures, including capitalized interest, totaled $465.6 million during the nine months ended September 30, 2000. The Company expects to spend $185 million during the remainder of 2000 on its existing drilling fleet, corporate infrastructure and previously announced fleet additions. During 2001, the Company expects to spend $210 million on its existing fleet, corporate infrastructure and completion of major construction projects, including major upgrades on the Discoverer 534 and Sedco 710 as well as conversion of the Sedco 135D to an offshore production facility.

  The following table summarizes projected expenditures (including capitalized interest) during the remainder of 2000 and for 2001 for the Company's major construction projects.


                         Expenditures  -         Projected         Projected        Projected
                        Nine Months Ended     Expenditures -     Expenditures -   Recorded Value
                        September 30, 2000   Remainder of 2000       2001         At Completion
                        ------------------   -----------------   --------------   --------------
(In millions)
Sedco Express                         $ 81                $ 28            $  21           $  378
Sedco Energy                            83                  27               25              380
Cajun Express                           69                  23                -              300
Discoverer Spirit                       67                  12                -              318
Discoverer Deep Seas                    86                  31                3              315
Trident 20 (1)                          20                   5                2              127
                                      ----                ----            -----           ------
                                      $406                $126            $  51           $1,818
                                      ====                ====            =====           ======

(1) Expenditures for the first nine months of 2000 are net of $30 million in client reimbursements for the estimated incremental cost to construct the rig in the Caspian Sea.

  The Sedco Express-class semisubmersibles and the Discoverer Deep Seas are in the final stages of construction and commissioning. The Sedco Express is expected to be delivered late in the fourth quarter of 2000, when it will begin a three-year contract with Elf in West Africa. The customer has the right to terminate the contract if the rig is not made available by December 28, 2000. The Discoverer Deep Seas is also expected to be delivered late in the fourth quarter of 2000, when it will begin a five-year contract with Chevron in the U.
S. Gulf of Mexico. The Cajun Express is expected to be delivered in January 2001, when it will begin a three-year contract with Marathon in the U. S. Gulf of Mexico. The customer has the right to terminate the contract if the rig is not delivered by March 31, 2001. The Sedco Energy is expected to be delivered in March 2001, when it will begin a five-year contract with Texaco in Brazil, however the customer has the right to reduce the contract term equivalent to the period of delayed delivery beyond December 23, 1999.

  The Discoverer Spirit was completed and delivered in September 2000, when it began a five-year contract with Unocal in the U.S. Gulf of Mexico. The Company also completed construction of an independent-leg cantilevered jackup, the Trident 20. This rig will be 75 percent owned by the Company through a joint venture. The rig became operational in October 2000, when it began a three-year contract for Elf and other parties to a rig sharing agreement in the Caspian Sea.

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

DEBT

  Zero Coupon Convertible Debentures - In May 2000, the Company issued Zero Coupon Convertible Debentures due May 2020 with a face value at maturity of $865.0 million. The Zero Coupon Convertible Debentures were issued at a price to the public of $579.12 per debenture and accrue original issue discount at a rate of 2.75% per annum compounded semi-annually to reach a face value at maturity of $1,000 per debenture. The Company will pay no interest on the debentures prior to maturity and has the right to redeem the debentures after three years for a price equal to the issuance price plus accrued original issue discount to the date of redemption. A debenture holder has the right to require the Company to repurchase the debentures on the third, eighth and thirteenth anniversary of issuance at the issuance price plus accrued original issue discount to the date of repurchase. The Company may pay this repurchase price with either cash or ordinary shares or a combination of cash and ordinary shares. The debentures are convertible into ordinary shares of the Company at the option of the holder at any time at a ratio of 8.1566 shares per debenture subject to adjustments if certain events take place. The Company used the net proceeds ($489.1 million after underwriter discount and issue costs) from the financing to repay outstanding borrowings under the Revolving Credit Agreement, to repay other indebtedness and for general corporate purposes.

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

  In August 2000, the Company repaid all amounts outstanding under the Secured Loan Agreement using cash on hand and borrowings under the Revolving Credit Agreement. The Company also terminated the related interest rate swap agreement. The Company recognized an extraordinary gain, net of income taxes of $1.4 million, or $0.01 per diluted share, on this early termination of debt.

  Revolving Credit Agreement - The Company is a party to a $540 million revolving credit agreement, as amended, with a group of banks led by ABN AMRO Bank, NV, as agent, dated as of July 30, 1996 (the "Revolving Credit Agreement"). As of September 30, 2000, $458.3 million was available for borrowing.

  Letters of Credit - The Company had letters of credit outstanding at September 30, 2000 totaling $85.6 million, including a letter of credit relating to the legal dispute with Kvaerner Installasjon valued at $24.1 million and a letter of credit relating to the legal dispute with the India Customs Department, Mumbai valued at $10.9 million. The remaining amount guarantees various insurance, rig construction and contract bidding activities.

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

  In July 2000, the Company sold a second-generation semisubmersible, the Transocean Discoverer. Net proceeds from the sale of the rig, which had been idle in the U. K. sector of the North Sea since February 2000, totaled $42.7 million and resulted in a net gain of $9.4 million, or $0.04 per diluted share. The proceeds from the sale were used for general corporate purposes.

  The Company, from time to time, reviews possible acquisitions of businesses and drilling units, and may in the future make significant capital commitments for such purposes. Any such acquisition could involve the payment by the Company of a substantial amount of cash and the issuance of a substantial number of ordinary shares or other securities. The Company would expect to fund the cash portion of any such acquisition through cash balances on hand, the incurrence of additional debt, sales of assets, ordinary shares or other securities or a combination thereof. See "- Proposed Business Combination" below.

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

  Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments, which do not qualify as hedges for accounting purposes, are recognized currently based on the change in market value of the derivative instruments. At September 30, 2000, the Company did not have any foreign exchange derivative instruments.

  The Company, from time to time, may use interest rate swap agreements to effectively convert a portion of its floating rate debt to a fixed rate basis, reducing the impact of interest rate changes on future income. Interest rate swaps are designated as a hedge of underlying future interest payments. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. At September 30, 2000, the Company did not have any interest rate swap agreements.

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

  NEW ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133, to delay the required effective date for adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. Because of the Company's limited use of derivatives to manage its exposure to fluctuations in foreign currency exchange rates and interest rates, management anticipates that the adoption of the new statement will have no material effect on the results of operations or the financial position of the Company. The Company will adopt SFAS No. 133 as of January 1, 2001.

  In December 1999, the U.S. Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin ("SAB") No. 101 Revenue Recognition in Financial Statements. This bulletin provides new guidelines on revenue recognition. SAB No. 101 must be implemented no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company is evaluating its treatment of revenues related to contract preparation, mobilization and demobilization of drilling units. The Company will adopt the new guidelines as required in the fourth quarter of 2000. Management believes that the implementation of SAB No. 101 will not have a material effect on the results of operations of the Company.

PROPOSED BUSINESS COMBINATION

  On August 21, 2000, the Company announced the signing of a definitive agreement and plan of merger with R&B Falcon Corporation ("R&B Falcon"). Under this agreement, R&B Falcon will merge with a recently formed subsidiary of the Company (the "RBF Merger"). Each share of the common stock of R&B Falcon issued and outstanding immediately prior to the effective time of the RBF Merger will be exchanged for 0.5 newly issued ordinary shares of the Company. The purchase price has currently been estimated at $6.6 billion using the estimated number of Transocean Sedco Forex ordinary shares to be issued in the RBF Merger and the average closing price of the Company's ordinary shares for a period immediately before and after the date the RBF Merger was announced, plus estimated direct costs and the estimated fair value of R&B Falcon stock options and warrants which will be assumed in the RBF Merger. As a result of using the purchase method of accounting, the assets and liabilities of the Company will remain at their recorded amounts, without restatement to fair values. The assets and liabilities of R&B Falcon will be recorded at their estimated fair values at the date of the merger, with the excess of the purchase price over the sum of such fair values recorded as goodwill.

  The RBF Merger has been approved by the board of directors of each company and is expected to close by the end of first quarter 2001. The closing of the RBF Merger is conditioned upon approval by the shareholders of the Company and the stockholders of R&B Falcon, customary regulatory approvals, including the expiration or termination of the waiting period prescribed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the application of certain proceeds of a R&B Falcon common stock public offering to a redemption of R&B Falcon's 13.875% Cumulative Redeemable Preferred Stock, the rating of certain debt of R&B Falcon or its affiliates as investment grade and other customary conditions. The Company has filed a registration statement with the SEC on Form S-4 relating to the RBF Merger. The Company's registration statement became effective October 30, 2000. Meetings of the shareholders of both companies have been set for December 12, 2000.

FORWARD-LOOKING INFORMATION

  The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that the Company or management "anticipates," "believes," "budgets," "estimates," "expects," "forecasts," "intends," "plans," "predicts," or "projects" a particular result or course of events, or that such result or course of events "could," "might," "may" or "should" occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this quarterly report include, but are not limited to, statements involving expected capital expenditures, results and effects of legal proceedings, liabilities for tax issues, the timing and cost of completion of capital projects, timing of delivery of drilling units, potential revenues, increased expenses, customer drilling programs, utilization rates, dayrates, the Company's other expectations with regard to market outlook, consummation and timing of the Sea Wolf rig sales and related charter terminations and the effects, consummation and timing of the RBF Merger. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, uncertainties relating to the level of activity in offshore oil and gas exploration and development, exploration success by producers, oil and gas prices, demand for offshore rigs, competition and market conditions in the contract drilling industry, our ability to successfully integrate the operations of acquired businesses, costs, delays and other difficulties related to the proposed merger with R&B Falcon Corporation (including the satisfaction of closing conditions), delays or cost overruns on construction projects and possible cancellation of drilling contracts as a result of delays or performance, work stoppages by shipyard workers where our newbuilds are being constructed, our ability to enter into and the terms of future contracts, the availability of qualified personnel, labor relations and the outcome of negotiations with unions representing workers, operating hazards, political and other uncertainties inherent in non-U.S. operations (including exchange and currency fluctuations), the impact of governmental laws and regulations, the adequacy of sources of liquidity, the effect of litigation and contingencies and other factors discussed in this quarterly report and in the Company's other filings with the Securities and Exchange Commission ("SEC"), which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's exposure to market risk for changes in interest rates has not changed materially since June 30, 2000. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt." The Company's exposure to foreign exchange risk has not materially changed since December 31, 1999. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Derivative Instruments."

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  The Company has certain actions or claims pending involving the DCN International shipyard in Brest, France; the Verdin v. R & B Falcon Drilling USA, Inc., et al. class action; the Indian Customs Department, Mumbai; Kvaerner Installasjon a.s; the municipality of Rio de Janeiro, Brazil; Global Marine Drilling Company; RIGCO North America LLC; and the operator of a pipeline damaged in the Gulf of Mexico and certain other related joint owners and producers. These matters have been previously discussed and reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Company's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other SEC filings made during the year. There have been no material developments in these previously reported matters.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     The following exhibits are filed in connection with this Report:

NUMBER                          DESCRIPTION
------                          -----------

 *2.1 Agreement and Plan of Merger dated as of July 12, 1999 among Schlumberger Limited, Sedco Forex Holdings Limited, Transocean Offshore Inc. and Transocean SF Limited (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus dated October 27, 1999 included in the Company's Registration Statement on Form S-4 (Registration No. 333-89727))

 *2.2 Distribution Agreement dated as of July 12, 1999 between Schlumberger Limited and Sedco Forex Holdings Limited (incorporated by reference to Annex B to the Joint Proxy Statement/Prospectus dated October 27, 1999 included in the Company's Registration Statement on Form S-4 (Registration No. 333-89727))

 *2.3 Agreement and Plan of Merger dated as of August 19, 2000 by and among Transocean Sedco Forex Inc., Transocean Holdings Inc., TSF Delaware Inc. and R&B Falcon Corporation (incorporated by reference to Annex A to the joint proxy statement/prospectus dated October 30, 2000 included in a 424(b)(3) prospectus filed by the Company on November 1,
          2000).

NUMBER                          DESCRIPTION
------                          -----------

 10.1 Employment Agreement dated September 22, 2000 between J. Michael Talbert and Transocean Offshore Deepwater Drilling Inc.

 10.2 Employment Agreement dated October 3, 2000 between Jon C. Cole and Transocean Offshore Deepwater Drilling Inc.

 10.3 Employment Agreement dated September 17, 2000 between Robert L. Long and Transocean Offshore Deepwater Drilling Inc.

 10.4 Employment Agreement dated September 26, 2000 between Donald R. Ray and Transocean Offshore Deepwater Drilling Inc.

 10.5 Agreement dated October 8, 2000 between W. Dennis Heagney and Transocean Offshore Deepwater Drilling Inc.

 10.6 Agreement dated September 20, 2000 between Eric B. Brown and Transocean Offshore Deepwater Drilling Inc.

 10.7 Agreement dated October 4, 2000 between Barbara S. Koucouthakis and Transocean Offshore Deepwater Drilling Inc.

 27.1     Financial Data Schedule.
-------------------
* Incorporated by reference as indicated.

     (b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on August 19, 2000 reporting under Item 5. thereof the proposed merger of the Company with R&B Falcon Corporation.

     The Company filed a Current Report on Form 8-K on September 21, 2000 reporting under Item 5. thereof certain legal events and employment agreement developments and under Item 7. thereof additional proforma financial information for the year ended December 31, 1999 of Transocean Offshore Inc. and Sedco Forex Holdings Limited.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on November 8, 2000.

                                         TRANSOCEAN SEDCO FOREX INC.



                                         By:   /s/ Robert L. Long
                                              -------------------------------
                                              Robert L. Long
                                              Executive Vice President
                                              (Principal Financial Officer)



                                         By:   /s/ Ricardo H. Rosa
                                              -------------------------------
                                              Ricardo H. Rosa
                                              Vice President and Controller
                                              (Principal Accounting Officer)