Form 10-K
period 2000-12-31
TRANSOCEAN SEDCO FOREX INC
filed 2001-03-20
CIK 1083269

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

                  For the fiscal year ended December 31, 2000

                       Commission file number 333-75899

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of February 28, 2001, 317,099,684 ordinary shares were outstanding and the aggregate market value of such shares held by non-affiliates was approximately $15.2 billion (based on the reported closing market price of the ordinary shares on such date of $48.13 and assuming that all directors and executive officers of the Company are "affiliates," although the Company does not acknowledge that any such person is actually an "affiliate" within the meaning of the federal securities laws).

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2000, for its 2001 annual general meeting of shareholders, are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

 Item                                                                      Page
 --------                                                                  ----
                                    PART I
 Items 1 through 4

 Item 1.  Business......................................................     1
          Recent Developments...........................................     1
          Merger of Transocean Sedco Forex Inc. and R&B Falcon
           Corporation..................................................     1
          Merger of Transocean Offshore Inc. and Sedco Forex............     2
          Background of Transocean Offshore Inc.........................     2
          Background of Sedco Forex.....................................     2
          Background of R&B Falcon Corporation..........................     2
          Drilling Rig Types............................................     3
          Fleet Additions and Upgrades..................................     9
          Markets.......................................................     9
          Management Services...........................................    10
          Drilling Contracts............................................    10
          Significant Clients...........................................    11
          Industry Conditions and Competition...........................    11
          Operating Risks...............................................    12
          International Operations......................................    13
          Regulation....................................................    14
          Employees.....................................................    15
 Item 2.  Properties....................................................    15
 Item 3.  Legal Proceedings.............................................    16
 Item 4.  Submission of Matters to a Vote of Security Holders...........    19
          Executive Officers of the Registrant..........................    20

                                    PART II
 Items 5 through 9

 Item 5.  Market for Registrant's Common Equity and Related Shareholder
           Matters......................................................    23
 Item 6.  Selected Consolidated Financial Data..........................    23
          Management's Discussion and Analysis of Financial Condition
 Item 7.   and Results of Operations....................................    25
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....    44
 Item 8.  Financial Statements and Supplementary Data...................    45
 Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................    79

                                   PART III
 Items 10 through 13

 Item 10. Directors and Executive Officers of the Registrant............    79
 Item 11. Executive Compensation........................................    79
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................    79
 Item 13. Certain Relationships and Related Transactions................    79

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
           K............................................................    79

ITEM 1. Business

   Transocean Sedco Forex Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company") is a leading international provider of offshore contract drilling services for oil and gas wells. As of March 1, 2001, the Company owned, had partial ownership interests in, operated or had under construction 166 mobile offshore and barge drilling units. The Company's active fleet includes 13 high-specification drillships, three other drillships, 20 high-specification semisubmersibles (including four under construction), 30 other semisubmersibles, 55 jackup rigs, 37 drilling barges, five tenders and three submersible rigs. In addition, the fleet includes four mobile offshore production units, two multi-purpose service vessels and three platform drilling rigs. The Company also has a fleet of land and barge drilling rigs in Venezuela consisting of 11 wholly owned and two partially owned land rigs and three lake barges.

   The Company's core business is to contract these drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. The Company specializes in technically demanding segments of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services. The Company also provides additional services, including management of third-party well service activities. The Company's ordinary shares are listed on the New York Stock Exchange under the symbol "RIG".

   Transocean Sedco Forex Inc. is a Cayman Islands corporation with principal executive offices in the U.S. located at 4 Greenway Plaza, Houston, Texas 77046. Its telephone number at that address is (713) 232-7500.

Recent Developments

   On February 13, 2001, a joint venture in which the Company holds a 25 percent interest, Sea Wolf Drilling Limited and its wholly owned subsidiaries ("Sea Wolf"), completed the sale of the two semisubmersible rigs owned by the venture, the Drill Star and Sedco Explorer, to Pride International, Inc. and certain of its subsidiaries ("Pride"). Sea Wolf received approximately $45 million in cash and approximately 3 million shares of Pride common stock in exchange for the two rigs. The Company will bareboat charter the Drill Star, now known as the Pride North Atlantic, from Pride until approximately September 2001. The Company will no longer charter the Sedco Explorer.

   The Company has decided to phase-out its turnkey operations. The Company expects to complete this process in the second quarter of 2001. These turnkey activities were acquired as a result of the Company's merger transaction with R&B Falcon Corporation (together with its subsidiaries, unless the context requires otherwise, "R&B Falcon") on January 31, 2001.

   The Company plans to sell its land and barge drilling business in Venezuela. The Company is in discussions with possible buyers and expects to close the sale in the second quarter of 2001, provided it is able to realize an acceptable sale price.

Merger of Transocean Sedco Forex Inc. and R&B Falcon Corporation

   On January 31, 2001, the Company completed a merger transaction with R&B Falcon in which an indirect wholly owned subsidiary of the Company, TSF Delaware Inc., merged with and into R&B Falcon. As a result of the merger, R&B Falcon common shareholders received 0.5 newly issued ordinary shares of the Company for each R&B Falcon share. The Company issued 106,061,595 ordinary shares in exchange for the issued and outstanding shares of R&B Falcon and assumed warrants and options exercisable for approximately 13.2 million ordinary shares. The 106,061,595 ordinary shares issued in exchange for the issued and outstanding shares of R&B Falcon constituted approximately 33 percent of the outstanding ordinary shares of the Company after the merger. The Company accounted for the merger using the purchase method of accounting with the Company treated as the acquiror. The Company closed the merger prior to obtaining formal approval from the U.K. Government's Office of Fair Trading ("OFT"), as permitted by U.K. law. In February 2001, the U.K. Secretary of State for Trade and Industry announced its decision not to refer the merger to the Competition Commission. Concurrently with the closing of the merger, a subsidiary of R&B Falcon contributed its inland marine support vessel business to Delta Towing Holdings, LLC ("Delta Towing"). In connection with this contribution, the R&B Falcon subsidiary received secured contingent notes valued at $80 million and a 25 percent ownership interest in Delta Towing. The remaining 75 percent ownership interest is beneficially owned by unrelated third parties.

Merger of Transocean Offshore Inc. and Sedco Forex

   On December 31, 1999, the Company completed its merger with Sedco Forex Holdings Limited ("Sedco Forex"), the former offshore contract drilling business of Schlumberger Limited ("Schlumberger"). Effective upon the merger, the Company changed its name from "Transocean Offshore Inc." to "Transocean Sedco Forex Inc." The merger followed the spin-off of Sedco Forex to Schlumberger shareholders on December 30, 1999. As a result of the merger, Schlumberger shareholders exchanged all of the Sedco Forex shares distributed to them by Schlumberger in the Sedco Forex spin-off for ordinary shares of the Company, and Sedco Forex became a wholly owned subsidiary of the Company.

   In the merger, Schlumberger shareholders received 0.1936 ordinary shares of the Company for each share of capital stock of Sedco Forex distributed in the spin-off of Sedco Forex. The Company issued 109,419,166 ordinary shares to Schlumberger shareholders in the merger, and issued an additional 145,102 ordinary shares that were sold on the market for cash paid in lieu of fractional shares. These aggregate issuances of 109,564,268 shares constituted approximately 52 percent of outstanding Company shares immediately following the merger. The Company accounted for the merger using the purchase method of accounting, with Sedco Forex as the acquirer for accounting purposes.

Background of Transocean Offshore Inc.

   The Company was founded in 1953 by predecessors of Sonat Inc. and J. Ray McDermott & Co., Inc. to design and construct the first jackup rig in the U.S. Gulf of Mexico. The Company, then known as "The Offshore Company," began international drilling operations in the late 1950s and was one of the first contractors to offer drilling services in the North Sea. The Company was publicly traded from 1967 until 1978, when it became a wholly owned subsidiary of Sonat Inc. In June 1993, the Company, then known as "Sonat Offshore Drilling Inc.," completed an initial public offering of approximately 60 percent of the outstanding shares of its common stock. In July 1995, Sonat Inc. sold its remaining 40 percent interest in the Company through a secondary public offering. In September 1996, the Company acquired substantially all of the outstanding capital shares of Transocean ASA, a Norwegian offshore drilling company, for an aggregate purchase price of approximately $1.5 billion in common stock and cash, including direct transaction costs and costs of purchasing minority shares completed in 1997, and changed its name to "Transocean Offshore Inc." On May 14, 1999, the Company completed a corporate reorganization by which it changed its place of incorporation from Delaware to the Cayman Islands.

Background of Sedco Forex

   The offshore contract drilling business of Sedco Forex resulted from the integration over time by Schlumberger of several drilling companies, principally Forex (Forages et Exploitations Petrolieres) and Sedco Inc., and other asset acquisitions. Forex was founded in France in 1942 and began as a land drilling company in France, North Africa and the Middle East. Forex later moved into the offshore drilling market largely through its Neptune joint venture formed in the early 1960s with Languedocienne-Forenco. By the early 1970s, Schlumberger had acquired all of the shares of Forex and Neptune and had integrated their activities. Schlumberger acquired Sedco Inc. in 1984. Founded in 1947 and originally known as Southeastern Drilling Company, Sedco Inc. began drilling in shallow water marsh environments in the U.S. in the early 1950s and then expanded into international operations and deeper water markets.

Background of R&B Falcon Corporation

   R&B Falcon was the result of the 1997 combination of Reading & Bates Corporation and Falcon Drilling Company, Inc. and the subsequent acquisition of Cliffs Drilling Company ("Cliffs Drilling") in late 1998. Reading & Bates Corporation was founded in 1955 as an offshore drilling company to construct and operate an offshore drilling tender in the U.S. Gulf of Mexico. Falcon Drilling Company, Inc. was formed in 1991 initially to operate in the shallow water and transition zone areas of the U.S. Gulf of Mexico and moved into deepwater operations in 1996. Cliffs Drilling was spun-off from Cleveland-Cliffs Inc. in 1988 and continues to operate land and offshore rigs in various countries, including the U.S. and Venezuela. At the time of the merger with the Company, R&B Falcon owned, had partial ownership interests in, operated or had under construction more than 100 mobile offshore drilling units, inland barges and other assets utilized in the support of offshore drilling activities, including 10 semisubmersible drilling rigs (one of which is under construction), 10 drillships and 42 jackup drilling rigs.

Drilling Rig Types

   The Company principally uses 4 types of drilling rigs:

  . drillships

  . semisubmersibles

  . jackups

  . barge drilling rigs

   Also included in the Company's fleet are mobile offshore production units, multi-purpose service vessels, tenders, submersible rigs, platform drilling rigs and land drilling rigs.

   Most of the Company's drilling equipment is suitable for both exploration and development drilling, and the Company is normally engaged in both types of drilling activity. Likewise, most of the Company's drilling rigs are mobile and can be moved to new locations in response to client demand, particularly the drillships, semisubmersibles, jackups and tenders. All of the Company's mobile offshore drilling units are designed for operations away from port for extended periods of time and most have living quarters for the crews, a helicopter landing deck and storage space for pipe and drilling supplies.

   As of March 1, 2001, the Company's active marine fleet (excluding newbuilds under construction) was located in the U.S. Gulf of Mexico (78 units), Mexico (1 unit), Canada (1 unit), Brazil (14 units), Trinidad (1 unit), the North Sea (20 units), the Mediterranean and Middle East (6 units), the Caspian Sea (1 unit), Africa (22 units), India (2 units) and Asia and Australia (15 units). Additionally, the drillship Joides Resolution is contracted for a worldwide research program and as of such date was in Guam.

Drillships (16)

   Drillships are generally self-propelled and designed to drill in the deepest water in which offshore drilling rigs currently operate. Shaped like conventional ships, they are the most mobile of the major rig types. The Company's drillships are either dynamically positioned, which allows them to maintain position without anchors through the use of their onboard propulsion and station-keeping systems, or are operated in a moored configuration. Drillships typically have greater load capacity than semisubmersible rigs. This enables them to carry more supplies on board, which often makes them better suited for drilling in remote locations where resupply is more difficult. However, drillships are typically limited to calmer water conditions than those in which semisubmersibles can operate. High-specification drillships are those that are dynamically positioned and rated for drilling in water depths of at least 7,000 feet and are designed for ultra-deepwater exploration and development drilling programs. The Company's three Discoverer Enterprise-class drillships are equipped for dual-activity drilling, which is a well-construction technology developed by the Company that allows for drilling tasks associated with a single well to be accomplished in a parallel rather than sequential manner by utilizing two complete drilling systems under a single derrick. The dual-activity well-construction process is designed to reduce critical path activity and improve efficiency in both exploration and development drilling. The Company's Deepwater-class drillships are also high-specification drillships and are designed with a high-pressure mud system.

   The following table provides certain information regarding the Company's drillship fleet as of March 1, 2001:

                                       Water   Drilling
                             Year      Depth    Depth
                            Entered   Capacity Capacity
                           Service/     (in      (in                             Estimated
     Type and Name        Upgraded(a)  feet)    feet)   Location    Customer   Expiration(g)
     -------------        ----------- -------- -------- --------- ------------ --------------
High-Specification
 Drillships(13)
Deepwater Discovery(b)..     2000      10,000   30,000  Nigeria   Texaco       December 2003
Deepwater
 Expedition(b)..........     1999      10,000   30,000  Brazil    Petrobras     October 2005
Deepwater
 Frontier(b)(d).........     1999      10,000   30,000  Brazil    Petrobras    November 2001
Deepwater
 Millennium(b)..........     1999      10,000   30,000  Brazil    TotalFinaElf  October 2004
Deepwater
 Pathfinder(b)(c).......     1998      10,000   30,000  U.S. Gulf Conoco        January 2004
Discoverer Deep
 Seas(b)................     2001      10,000   35,000  U.S. Gulf Chevron      December 2006
Discoverer
 Enterprise(b)..........     1999      10,000   35,000  U.S. Gulf BP           December 2004
Discoverer Spirit(b)....     2000      10,000   35,000  U.S. Gulf Unocal         July 2005
Navis Explorer I
 (b)(e).................     2000      10,000   30,000  Brazil    Petrobras      June 2001
Deepwater Navigator(b)..     2000       7,800   25,000  Brazil    Petrobras      July 2003
Peregrine I(b)..........   1982/1996    7,200   25,000  Brazil    Petrobras    November 2001
Discoverer 534 (b)......   1975/1991    7,000   25,000  U.S. Gulf --                Idle
Discoverer Seven
 Seas(b)................   1976/1997    7,000   25,000  Brazil    Petrobras      March 2002
Other Drillships (3)
Joides
 Resolution(b)(f).......     1978      27,000   30,000  Worldwide Texas A&M    September 2003
Peregrine III(b)........     1976       4,200   20,000  Brazil    Petrobras      June 2003
Sagar Vijay(e)..........     1985       2,950   20,000  India     ONGC            May 2001

--------
(a) Dates shown are the original service date and the date of the most recent upgrade, if any.
(b) Dynamically positioned.
(c) Unit is leased by a limited liability company in which the Company owns a 50 percent interest.
(d) Unit is leased by a limited liability company in which the Company owns a 60 percent interest.
(e) Operated under a management contract with the rig's owner.
(f) The Joides Resolution is currently engaged in scientific geological coring activities and is owned by a joint venture in which the Company has a 50 percent interest. See Note 14 to the Company's consolidated financial statements.
(g) Expiration dates represent the Company's current estimate of the earliest date the contract for each rig is likely to expire. Some contracts may permit the client to extend the contract.

Semisubmersibles (50)

   Semisubmersibles are floating vessels that can be submerged by means of a water ballast system such that a substantial portion of the lower hull is below the water surface during drilling operations. These rigs maintain their position over the well through the use of an anchoring system or computer controlled dynamic positioning thruster system. Some semisubmersible rigs are self-propelled and move between locations under their own power when afloat on the pontoons although most are relocated with the assistance of tugs. Typically, semisubmersibles are better suited for operations in rough water conditions than drillships. High-specification semisubmersibles are those that were built or extensively upgraded since 1984 and have one or more of the following characteristics: larger physical size than other semisubmersibles; rated for drilling in water depths of over 4,000 feet; year-round harsh environment capability; variable deck load capability of greater than 4,000 metric tons; dynamic positioning; and superior motion characteristics. The Company has three high-specification semisubmersibles based on its proprietary Sedco Express design (the Sedco Express, Sedco Energy and Cajun Express) that are currently undergoing testing and commissioning.

   The following table provides certain information regarding the Company's semisubmersible fleet as of March 1, 2001:

                                       Water   Drilling
                             Year      Depth    Depth
                            Entered   Capacity Capacity
                           Service/     (in      (in                                          Estimated
     Type and Name        Upgraded(a)  feet)    feet)         Location          Customer    Expiration(k)
     -------------        ----------- -------- -------- -------------------- -------------- --------------
High-Specification
 Semisubmersibles(20)
Deepwater Horizon(l)....   Newbuild    10,000   30,000  Enroute to U.S. Gulf BP               June 2004
Cajun Express(b)(c).....   Newbuild     8,500   35,000  U.S. Gulf            Marathon       December 2002
Deepwater Nautilus(m)...     2000       8,000   30,000  U.S. Gulf            Shell            June 2005
Sedco Energy(b)(d)......   Newbuild     7,500   25,000  Canary Islands       Texaco          January 2003
Sedco Express(b)(e).....   Newbuild     7,500   25,000  Canary Islands       --                   --
Transocean Marianas.....   1979/1998    7,000   25,000  U.S. Gulf            Shell           August 2003
Sedco 707(b)............   1976/1997    6,500   25,000  Brazil               Petrobras       January 2002
Jack Bates..............   1986/1997    6,000   30,000  U.K. North Sea       BP               April 2002
M. G. Hulme, Jr.(j).....   1983/1996    5,000   25,000  Ghana                Hunt             March 2001
                                                        Equatorial Guinea    ExxonMobil       April 2001
                                                        Ghana                Hunt              May 2001
Sedco 709(b)............   1977/1999    5,000   25,000  Nigeria              Shell            April 2002
Transocean Richardson...     1988       5,000   25,000  U.S. Gulf            Kerr McGee       July 2001
Charles A. Donabedian
 (formerly Jim
 Cunningham)............   1982/1995    5,000   25,000  Angola               TotalFinaElf     March 2001
                                                        Angola               ExxonMobil        May 2001
Transocean Leader.......   1987/1997    4,500   25,000  U.K. North Sea       BP               March 2002
Transocean Rather.......     1988       4,500   25,000  U.S. Gulf            BP             February 2002
Sedco 710(b)............     1983       4,000   25,000  Brazil               Petrobras         May 2001
Sovereign Explorer......     1984       4,000   25,000  Ivory Coast          Ranger Oil       March 2001
                                                        U.K. North Sea       Statoil          July 2001
                                                        U.K. North Sea       Amerada Hess    October 2001
Henry Goodrich(f).......     1985       2,000   30,000  Canada               Terra Nova     February 2002
Paul B. Loyd, Jr.(f)....     1990       2,000   25,000  U.K. North Sea       BP              October 2001
Transocean Arctic(g)....     1986       1,650   25,000  Norwegian N. Sea     Statoil        February 2002
Polar Pioneer...........     1985       1,500   25,000  Norwegian N. Sea     Norsk Hydro    February 2002
Other
 Semisubmersibles(30)
Sedco 700...............   1973/1997    3,600   25,000  Equatorial Guinea    Triton         December 2001
Transocean Amirante.....   1978/1997    3,500   25,000  U.S. Gulf            El Paso Energy   June 2001
Transocean Legend.......     1983       3,500   25,000  Brazil               --                  Idle
C. Kirk Rhein, Jr. .....   1976/1997    3,300   25,000  U.S. Gulf            ATP              March 2001
Omega(h)................     1983       3,000   25,000  South Africa         Pioneer          June 2001
Transocean Driller......     1991       3,000   25,000  Brazil               Petrobras        July 2001
Falcon 100..............   1974/1999    2,400   25,000  U.S. Gulf            Chevron           May 2001
Transocean 96...........   1975/1997    2,300   25,000  U.S. Gulf            McMoran          June 2001
Sedco 711...............     1982       1,800   25,000  Ireland              Enterprise     September 2001
Transocean John Shaw....     1982       1,800   25,000  U.K. North Sea       Brovig           March 2001
                                                        U.K. North Sea       TotalFinaElf   November 2001
Sedco 714...............   1983/1997    1,600   25,000  U.K. North Sea       PanCanadian      April 2001
                                                        U.K. North Sea       BP              October 2001
Sedco 712...............     1983       1,600   25,000  U.K. North Sea       Shell          December 2001
Actinia.................     1982       1,500   25,000  Spain                Repsol           June 2001
J. W. McLean............   1974/1996    1,500   25,000  U.K. North Sea       Ranger          August 2001
Pride North Atlantic
 (formerly Drill
 Star)(i)...............     1982       1,500   25,000  U.K. North Sea       Conoco          August 2001
Sedco 600...............   1983/1994    1,500   25,000  Singapore            --                  Idle
Sedco 601...............     1983       1,500   25,000  Indonesia            Unocal            May 2001
Sedco 602...............     1983       1,500   25,000  Korea                --                  Idle
Sedco 702...............   1973/1992    1,500   25,000  Australia            BHP              April 2001
Sedco 703...............   1973/1995    1,500   25,000  Australia            Alberta          March 2001
Sedco 708...............     1976       1,500   25,000  Angola               Chevron           May 2001
Sedneth 701.............   1972/1993    1,500   25,000  Angola               Chevron        December 2001
Transocean Prospect(g)..   1983/1992    1,500   25,000  Norwegian N. Sea     Statoil           May 2002
Transocean Searcher(g)..   1983/1988    1,500   25,000  Norwegian N. Sea     Statoil         August 2002
Transocean Winner(g)....     1983       1,500   25,000  Norwegian N. Sea     Statoil         October 2001
Transocean Wildcat(g)...   1977/1985    1,300   25,000  Norwegian N. Sea     Statoil        November 2001
Transocean Explorer.....     1976       1,250   25,000  U.K. North Sea       --                  Idle
Sedco 704...............   1974/1993    1,000   25,000  U.K. North Sea       Texaco         September 2002
Sedco 706...............   1976/1994    1,000   25,000  U.K. North Sea       TotalFinaElf     June 2001
Sedco I--Orca (h).......   1970/1987      900   25,000  South Africa         Soekor            May 2001

--------
(a) Dates shown are the original service date and the date of the most recent upgrade, if any.
(b) Dynamically positioned.
(c) The Cajun Express is expected to be operational in the second quarter of 2001. The contract term was recently reduced from 36 months to 18 months. The contract provides for termination at the option of the client if the rig is not delivered by June 30, 2001.
(d) The Sedco Energy is expected to be operational in the second quarter of 2001. Because delivery of the rig has been delayed beyond November 13, 1999, the contract provides for a reduction in its term at the option of the client equivalent to the period of delayed delivery.
(e) The Sedco Express is expected to be operational in the second quarter of 2001. A unit of TotalFinaElf terminated a three-year contract for the Sedco Express in Angola because the rig was not delivered by December 28, 2000.
(f) Owned by Arcade Drilling as, a Norwegian company in which the Company has a 99.3 percent interest.
(g) Participating in a cooperation agreement with Statoil. See "Drilling Contracts."
(h) Operated under a management contract with the rig's owner.
(i) Operated under a bareboat charter with the rig's owner, Pride North Atlantic Ltd.
(j) The M. G. Hulme, Jr. is accounted for as an operating lease as a result of a sale/leaseback transaction in November 1995.
(k) Expiration dates represent the Company's current estimate of the earliest date the contract for each rig is likely to expire. Some rigs have two contracts in continuation, so the second line shows the estimated earliest availability. Some contracts may permit the client to extend the contract.
(l) The Deepwater Horizon is expected to be operational in the third quarter of 2001 and commence a three-year contract with a unit of BP.
(m) The rig is leased from its owner, an unrelated third party, pursuant to a fully defeased lease arrangement.

Jackup Rigs (55)

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

   The following table provides certain information regarding the Company's jackup rig fleet as of March 1, 2001:

                         Year Entered Water Depth Drilling Depth
                           Service/    Capacity    Capacity (in
     Type and Name       Upgraded(a)   (in feet)      feet)          Location       Status
     -------------       ------------ ----------- -------------- ----------------- ---------
Trident IX(b)...........     1982         400         21,000         Singapore       Idle
Trident 17..............     1983         355         25,000         Indonesia     Operating
C. E. Thornton..........     1974         300         25,000         U.S. Gulf     Operating
D. R. Stewart...........     1980         300         25,000           Italy       Operating
F. G. McClintock........     1975         300         25,000         U.S. Gulf     Operating
George H. Galloway......     1985         300         25,000         U.S. Gulf     Operating
Harvey H. Ward..........     1981         300         25,000         Malaysia      Operating
J. T. Angel.............     1982         300         25,000            UAE          Idle
Randolph Yost...........     1979         300         25,000     Equatorial Guinea Operating
Roger W. Mowell.........     1982         300         25,000          Vietnam      Operating
Ron Tappmeyer...........     1978         300         25,000         Australia     Operating
Shelf Explorer..........     1982         300         25,000      Danish No. Sea   Operating
Transocean III..........  1978/1993       300         20,000            UAE          Idle
Transocean Nordic.......     1984         300         25,000      U.K. North Sea   Operating
Trident 15..............     1982         300         25,000         Thailand      Operating
Trident 16(b)...........     1982         300         25,000         Malaysia      Operating
Trident 20(c)...........     2000         300         25,000        Caspian Sea    Operating
Trident II..............  1977/1985       300         25,000           India       Operating
Trident IV..............  1980/1999       300         25,000          Angola       Operating
Trident VI..............     1981         300         21,000         Cameroon        Idle
Trident VIII............     1981         300         21,000          Nigeria      Operating
Trident XII.............  1982/1992       300         25,000          Brunei       Operating
Trident XIV.............  1982/1994       300         20,000          Angola       Operating
Transocean Comet........     1980         250         20,000           Egypt       Operating
Transocean Mercury......  1969/1998       250         20,000           Egypt       Operating
RBF 192.................     1981         250         25,000         U.S. Gulf       Idle
RBF 250.................     1974         250         25,000         U.S. Gulf     Operating
RBF 251.................     1978         250         25,000         U.S. Gulf     Operating
RBF 252.................     1978         250         25,000         U.S. Gulf     Operating
RBF 253.................     1982         250         25,000         U.S. Gulf     Operating
RBF 254.................     1976         250         25,000         U.S. Gulf     Operating
RBF 255.................     1976         250         25,000          Mexico       Operating
RBF 256.................     1975         250         25,000         U.S. Gulf       Idle
RBF 190.................     1978         200         25,000         U.S. Gulf       Idle
RBF 200.................     1979         200         25,000         U.S. Gulf     Operating
RBF 201.................     1981         200         25,000         U.S. Gulf     Operating
RBF 202.................     1982         200         25,000         U.S. Gulf     Operating
RBF 203.................     1981         200         25,000         U.S. Gulf     Operating
RBF 204.................     1981         200         25,000         U.S. Gulf     Operating
RBF 205.................     1979         200         25,000         U.S. Gulf     Operating
RBF 206.................     1980         200         25,000         U.S. Gulf     Operating
RBF 207.................     1981         200         25,000         U.S. Gulf     Operating
RBF 208.................     1980         200         20,000          Brazil       Operating
RBF 209.................     1980         200         25,000          Brazil       Operating
RBF 185.................     1982         190         25,000         U.S. Gulf       Idle
RBF 191.................     1978         184         25,000         U.S. Gulf     Operating
RBF 150.................     1979         150         20,000         U.S. Gulf     Operating
RBF 151.................     1981         150         25,000         U.S. Gulf       Idle
RBF 152.................     1980         150         25,000         U.S. Gulf     Operating
RBF 153.................     1980         150         25,000         U.S. Gulf     Operating
RBF 154.................     1979         150         20,000         U.S. Gulf       Idle
RBF 155.................     1980         150         20,000         U.S. Gulf     Operating
RBF 156.................     1983         150         25,000         U.S. Gulf     Operating
RBF 110.................     1982         110         25,000         Trinidad      Operating
RBF 100.................     1982         100         25,000         U.S. Gulf       Idle

--------
(a) Dates shown are the original service date and the date of the most recent upgrade, if any.
(b) Owned by an unrelated third party and leased by the Company as a part of a secured rig financing. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Debt."
(c) Owned by a joint venture in which the Company has a 75 percent interest.

Barge Drilling Rigs (37)

   The Company's barge drilling fleet consists of conventional and posted barge rigs and swamp barges. The Company's conventional and posted barge drilling rigs are mobile drilling platforms that are submersible and are built to work in eight to 20 feet of water. A posted barge is identical to a conventional barge except that the hull and superstructure are separated by 10 to 14 foot columns, which increases the water depth capabilities of the rig. Swamp barges are usually not self-propelled, but can be moored alongside a platform, and contain quarters, mud pits, mud pumps, power generation and other equipment. Swamp barges are generally suited for water depths of 25 feet or less.

   The following table provides certain information regarding the Company's barge drilling rig fleet as of March 1, 2001:

                                          Year
                                        Entered    Drilling
                                        Service/   Capacity
    Rig                                Upgraded(a) (in feet) Location   Status
    ---                                ----------  --------  --------- ---------
Conventional Barges(14)
1.....................................    1980      20,000   U.S. Gulf Operating
11....................................    1982      30,000   U.S. Gulf Operating
15....................................    1981      25,000   U.S. Gulf Operating
19....................................    1996      14,000   U.S. Gulf Operating
20....................................    1998      14,000   U.S. Gulf Operating
21....................................    1982      15,000   U.S. Gulf   Idle
23....................................    1995      14,000   U.S. Gulf Operating
28....................................    1979      30,000   U.S. Gulf Operating
29....................................    1980      30,000   U.S. Gulf Operating
30....................................    1981      30,000   U.S. Gulf Operating
31....................................    1981      30,000   U.S. Gulf Operating
32....................................    1982      30,000   U.S. Gulf Operating
74(b).................................    1981      25,000   U.S. Gulf   Idle
75(b).................................    1979      30,000   U.S. Gulf   Idle
Posted Barges(19)
7.....................................    1978      25,000   U.S. Gulf   Idle
9.....................................    1981      25,000   U.S. Gulf Operating
10....................................    1981      25,000   U.S. Gulf Operating
17....................................    1981      30,000   U.S. Gulf Operating
27....................................    1978      30,000   U.S. Gulf Operating
41....................................    1981      30,000   U.S. Gulf Operating
46....................................    1981      30,000   U.S. Gulf Operating
47....................................    1982      30,000   U.S. Gulf   Idle
48....................................    1982      30,000   U.S. Gulf Operating
49....................................    1980      30,000   U.S. Gulf Operating
52....................................    1981      25,000   U.S. Gulf   Idle
54....................................    1970      30,000   U.S. Gulf   Idle
55....................................    1981      30,000   U.S. Gulf   Idle
56....................................    1973      25,000   U.S. Gulf   Idle
57....................................    1975      25,000   U.S. Gulf Operating
61....................................    1978      30,000   U.S. Gulf   Idle
62....................................    1978      30,000   U.S. Gulf Operating
63....................................    1978      30,000   U.S. Gulf Operating
64....................................    1979      30,000   U.S. Gulf Operating
Swamp Barges(4).......................
Searex 4.............................. 1981/1989    25,000    Nigeria    Idle
Searex 6.............................. 1981/1991    25,000    Nigeria    Idle
Searex 12............................. 1982/1992    25,000    Nigeria  Operating
Hibiscus(c)........................... 1979/1993    16,000   Indonesia   Idle

--------
(a) Dates shown are the original service date and the date of the most recent upgrade, if any.
(b) These rigs are leased to the Company.
(c) Owned by a joint venture owned more than 50 percent by the Company.

Other Rigs

   In addition to the drillships, semisubmersibles, jackups and barge drilling rigs, the Company also owns or operates several other types of rigs. These rigs include four mobile offshore production units, which are mobile offshore drilling units that have been converted from drilling operations to a production application, two multi-purpose service vessels, five tenders, three submersible rigs and three platform drilling rigs. The Company also has a fleet of land and barge drilling rigs in Venezuela consisting of 11 wholly owned and two partially owned land rigs and three lake barges. See "--Recent Developments."

Fleet Additions and Upgrades

   The Discoverer Spirit, one of three Discoverer Enterprise-class drillships, commenced operations for Spirit Energy 76, a division of Unocal, in the U.S. Gulf of Mexico under a five-year contract in September 2000. The rig is equipped with sufficient riser to drill in 10,000 feet of water. The Discoverer Deep Seas commenced operations for Chevron in the U.S. Gulf of Mexico under a five-year contract in January 2001. The Discoverer Deep Seas is initially equipped with sufficient riser to drill in 8,000 feet of water, but is capable of drilling in water depths of up to 10,000 feet with additional riser. The Discoverer Enterprise, the first rig of the series, commenced operations for a unit of BP in the U.S. Gulf of Mexico under a five-year contract in December 1999.

   The Company has four high-specification semisubmersibles that are currently undergoing testing and commissioning. The Sedco Express is outfitted for operations in water depths of up to 6,000 feet, although the rig's design allows operations in up to 8,500 feet of water with additional riser. The client, a unit of TotalFinaElf, terminated a three-year contract for the Sedco Express in Angola because the rig's delivery was delayed beyond December 28, 2000. The Sedco Energy is equipped for operations in water depths of up to 7,500 feet, and 8,500 feet with additional riser, and is scheduled to commence a contract with Texaco in Brazil in the second quarter of 2001. The contract had an original term of five years; however, Texaco has the right to reduce the contract term equivalent to the period of delayed delivery beyond November 13, 1999. The Cajun Express is equipped for operations in water depths of up to 8,500 feet and is scheduled to commence an 18-month contract with Marathon in the U.S. Gulf of Mexico in the second quarter of 2001. Marathon has the right to terminate the contract if the rig is not delivered by June 30, 2001. The Deepwater Horizon is scheduled to commence a three-year contract with a unit of BP in the U.S. Gulf of Mexico in the third quarter of 2001. The Company expects to spend $48 million, $48 million, $23 million and $164 million in 2001 to complete construction of the Sedco Express, Sedco Energy, Cajun Express and Deepwater Horizon, respectively.

   The Trident 20 jackup commenced a three-year contract with a unit of TotalFinaElf and other parties to a rig sharing agreement in the Caspian Sea in October 2000.

   For further discussion, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Capital Expenditures."

Markets

   Rigs can be moved from one region to another, but the cost of moving a rig and the availability of rig-moving vessels may cause the supply and demand balance to vary somewhat between regions. However, significant variations between regions do not tend to exist long-term because of rig mobility.

   In recent years, there has been increased emphasis by oil companies on exploring for hydrocarbons in deeper waters. This is, in part, because of technological developments that have made such exploration more feasible and cost-effective. The deepwater and mid-depth market segments are serviced by the Company's semisubmersibles and drillships. The deepwater market segment begins in water depths of about 2,000 feet and extends to the maximum water depths in which rigs are currently capable of drilling, being approximately 10,000 feet. The mid-depth market segment begins in water depths of about 300 feet and extends to water depths of about 2,000 feet.

   The shallow water market segment is serviced by the Company's jackups, submersibles and drilling tenders. This market segment begins at the outer limit of the transition zone and extends to water depths of about 300 feet. It has been developed to a significantly greater degree than the deepwater market segment, as technology required to explore for and produce hydrocarbons in these water depths is not as demanding as in the deepwater market segment, and accordingly the costs are lower.

   The Company's barge rig fleet operates in marshes, rivers, lakes and shallow bay and coastal water areas that are referred to as the "transition zone." The Company's principal barge market is the shallow water areas of the U.S. Gulf of Mexico. This area historically has been the world's largest market for barge rigs. International markets for the Company's barge rigs include Venezuela, West Africa and Southeast Asia.

   The Company also currently conducts turnkey operations but has decided to phase-out its turnkey business. The Company expects this process to be completed in the second quarter of 2001. See "--Recent Developments."

   Through its Cliffs Drilling subsidiary, the Company conducts land rig operations in Venezuela but has decided to sell this business. See "--Recent Developments."

Management Services

   The Company uses its engineering and operating expertise to provide management of third party drilling service activities. These services are provided through service teams generally consisting of Company personnel and third-party subcontractors, with the Company frequently serving as lead contractor. The work generally consists of individual contractual agreements to meet specific client needs and may be provided on either a dayrate or fixed price basis. As of March 1, 2001, the Company performed such services in the North Sea.

Drilling Contracts

   The Company's contracts to provide offshore drilling services are individually negotiated and vary in their terms and provisions. The Company obtains most of its contracts through competitive bidding against other contractors. Drilling contracts generally provide for payment on a dayrate basis, with higher rates while the drilling unit is operating and lower rates for periods of mobilization or when drilling operations are interrupted or restricted by equipment breakdowns, adverse environmental conditions or other conditions beyond the control of the Company. The Company also performs drilling services under turnkey contracts, which provide for payment of a fixed price per well. Revenues from dayrate contracts have historically accounted for substantially more of the Company's revenues than turnkey contracts. The Company has decided to phase-out its turnkey business. See "-- Recent Developments."

   A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well or group of wells or covering a stated term. These contracts typically can be terminated by the client under various circumstances such as the loss or destruction of the drilling unit or the suspension of drilling operations for a specified period of time as a result of a breakdown of major equipment. In addition, the drilling contracts for some of the Company's newbuild rigs contain termination or term reduction provisions tied to late delivery of these units. The contract term in some instances may be extended by the client exercising options for the drilling of additional wells or for an additional term, or by exercising a right of first refusal. In reaction to depressed market conditions, the Company's clients may seek renegotiation of firm drilling contracts to reduce their obligations or may seek to terminate their contracts by paying a termination fee to the Company. Some drilling contracts permit the customer to terminate the contract at the customer's option without paying a termination fee. If the Company's customers cancel some of its significant contracts and the Company is unable to secure new contracts on substantially similar terms, it could adversely affect the Company's results of operations.

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

   Under turnkey contracts, the Company agrees to drill a well to a contract depth under specified conditions for a fixed price. In general, no payment is received by the Company unless the well is drilled to the contract depth. The Company must bear the costs of performing drilling services until the well has been drilled and, accordingly, such projects may require significant cash commitments by the Company. In addition, profitability of the contract is dependent upon keeping costs within the estimates used by the Company in determining the contract price. In performing a turnkey project, the Company employs a drilling unit from its own fleet or from another contractor under a dayrate contract. Drilling a well under a turnkey contract offers the possibility of financial gains, and exposes the Company to losses, that are substantially greater than those which would ordinarily result from drilling such well under a conventional dayrate contract, because the Company retains any excess of the fixed price over its expenses (including the drilling unit dayrate) but must pay any excess of expenses over such price. The financial results of turnkey contracts depend upon the performance of the drilling unit, drilling conditions and other factors, some of which are beyond the Company's control. The Company's risks under a turnkey drilling contract are substantially greater than on a well drilled on a daywork basis because under a turnkey drilling contract the Company will normally assume most of the risks associated with drilling operations, including the risks of blowout, loss of hole, stuck drill stem, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors services, supplies and personnel. These risks are generally assumed by the client in a daywork contract.

Significant Clients

   During the past five years, the Company has engaged in offshore drilling for most of the leading international oil companies (or their affiliates) in the world, as well as for many government-controlled and independent oil companies. Principal clients included the Royal Dutch Shell Group, Statoil, Texaco, BP, Chevron, TotalFinaElf, Woodside, Unocal, Gulf of Suez Petroleum Company, Petrobras and Norsk Hydro. The Company's largest unaffiliated clients in 2000 were Statoil, BP and Petrobras, accounting for 16.8 percent, 14.4 percent and 12.5 percent, respectively, of the Company's 2000 operating revenues. No other unaffiliated client accounted for 10 percent or more of the Company's 2000 operating revenues (see Note 15 to the Company's consolidated financial statements). These percentages do not take into account R&B Falcon operating revenues. R&B Falcon's largest unaffiliated client in 2000 was Petrobras, accounting for 10.3 percent of R&B Falcon's 2000 operating revenues. The loss of any of these significant clients could, at least in the short term, have a material adverse effect on the Company's results of operations.

Industry Conditions and Competition

   The Company's business depends on the level of activity in offshore oil and gas exploration, development and production in locations worldwide. Oil and gas prices, market expectations of potential changes in these prices and a variety of political and economic factors significantly affect this level of activity. Oil and gas prices are extremely volatile and are affected by numerous factors, including worldwide demand for oil and gas, the ability of the Organization of Petroleum Exporting Countries (commonly called "OPEC") to set and maintain production levels and pricing, the level of production in non-OPEC countries, the policies of the various governments regarding exploration and development of their oil and gas reserves, advances in exploration and development technology and the political environment in oil-producing regions.

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

   The Company's industry has historically been cyclical. There have been periods of high demand, short rig supply and high dayrates, followed by periods of low demand, excess rig supply and low dayrates. Periods of excess rig supply intensify the competition in the industry and often result in rigs being idle for long periods of time. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook."

   The Company requires highly skilled personnel to operate and provide technical services and support for its drilling units. As a result of increased demand for drilling services and increases in the size of the worldwide industry fleet, shortages of qualified personnel have arisen and could continue to become more pronounced. Such shortages create upward pressure on wages, difficulties in recruiting adequate crews and delays in reactivating rigs. The Company is continuing its recruitment and training programs as required to meet its anticipated personnel needs.

   As of March 1, 2001, the Company had four new rigs in the testing and commissioning phase and currently has plans for significant shipyard upgrade and maintenance projects on at least six rigs during 2001. These shipyard projects are subject to the risks of delay or cost overruns inherent in large construction projects, resulting from numerous factors, including shortages of equipment, materials or skilled labor, unforeseen engineering, software or systems problems, including those relating to the commissioning of newly designed equipment, work stoppages, weather interference, shipyard availability, unanticipated cost increases and difficulty in obtaining necessary equipment or the requisite permits or approvals. These factors may contribute to cost variations and delays in the completion of the Company's shipyard projects. Delays in delivery of the newbuild units will result in delays in contract commencements, resulting in a loss of revenue, and may also cause clients to terminate the drilling contracts for certain of these rigs pursuant to late delivery termination clauses. In the event of termination of a drilling contract for one of these rigs, it is unlikely that the Company would be able to secure a replacement contract on as favorable terms. Prior to the merger, R&B Falcon's customers for its drillship Deepwater Navigator and its semisubmersible Falcon 100 canceled their contracts because of late delivery of these rigs. In addition, the customer for R&B Falcon's drillship Deepwater Expedition, which has commenced operations for this customer, notified R&B Falcon of a claim of approximately $10 million for late delivery of this rig. The Company also received a notice of termination from a unit of TotalFinaElf regarding a three-year contract on the semisubmersible Sedco Express in Angola because of the rig's delayed delivery beyond December 28, 2000. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook."

Operating Risks

   The Company's operations are subject to the usual hazards inherent in the drilling of offshore oil and gas wells, such as blowouts, reservoir damage, loss of production, loss of well control, punchthroughs, cratering or fires. The occurrence of these events could result in the suspension of drilling operations, damage to or destruction of the equipment involved and injury to or death of rig personnel. The Company is also subject to personal injury and other claims of rig personnel as a result of its drilling operations. Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, failure of subcontractors to perform or supply goods or services or personnel shortages. In addition, offshore drilling operations are subject to perils peculiar to marine operations, including capsizing, grounding, collision and loss or damage from severe weather. Damage to the environment could also result from the Company's operations, particularly through oil spillage or extensive uncontrolled fires. The Company is also subject to property, environmental and other damage claims by oil and gas companies.

   The Company maintains broad insurance coverage, including insurance against general and marine third-party liabilities. The Company's offshore drilling equipment is covered by physical damage insurance policies, which cover against marine and other perils, including losses due to capsizing, grounding, collision, fire, lightning, hurricanes, wind, storms, action of waves, punchthroughs, cratering, blowouts, explosions and war risks. The Company also carries employer's liability and other insurance customary in the offshore contract drilling business. The Company does not normally carry loss of hire or business interruption insurance.

   Consistent with standard industry practice, the Company's clients generally assume, and indemnify the Company against, well control and subsurface risks under dayrate contracts. These risks are those associated with the loss of control of a well, such as blowout or cratering, the cost to regain control or redrill the well and associated pollution. However, there can be no assurance that these clients will necessarily be financially able to indemnify it against all these risks.

   The Company believes it is adequately insured in accordance with industry standards against normal risks in its operations; however, such insurance coverage may not in all situations provide sufficient funds to protect the Company from all liabilities that could result from its drilling operations. Although the Company's current practice is to insure the majority of its drilling units for approximately their net book value, the Company's insurance would not completely cover the costs that would be required to replace certain of its units, including certain of its high-specification semisubmersibles and drillships. Moreover, the Company's insurance coverage in most cases does not protect against loss of revenues. Accordingly, the occurrence of a casualty or loss against which the Company is not fully insured could have a material adverse effect on the Company's consolidated financial position or results of operations.

   The Company is subject to liability under various environmental laws and regulations. See "--Regulation." The Company has generally been able to obtain some degree of contractual indemnification pursuant to which the Company's clients agree to protect and indemnify the Company against liability for pollution, well and environmental damages; however, there is no assurance that the Company can obtain such indemnities in all of its contracts or that, in the event of extensive pollution and environmental damages, the clients will have the financial capability to fulfill their contractual obligations to the Company. No such indemnification is typically available for turnkey operations. Also, these indemnities may not be enforceable in all instances. For some contracts where the risk allocation or counterparty risk exposure is considered high, the Company can purchase additional insurance such as "operators extra expense insurance" against well control risks.

International Operations

   The Company's operations are geographically dispersed in oil and gas exploration and development areas throughout the world. Because the Company's drilling rigs are mobile assets and are able to be moved according to prevailing market conditions, the Company cannot predict the percentage of its revenues that will be derived from particular geographic or political areas in future periods.

   The Company's operations are subject to certain political and other uncertainties, including risks of war and civil disturbances or other events that disrupt markets, expropriation of equipment, inability to repatriate income or capital, changing taxation policies and the general hazards associated with governmental sovereignty over certain areas in which operations are conducted. The Company is protected to a substantial extent against capital loss, but generally not loss of revenue, from most of such risks through insurance, indemnity provisions in its drilling contracts, or both. The necessity of insurance coverage for risks associated with political unrest, expropriation and environmental remediation for operating areas not covered under the Company's existing insurance policies is evaluated on an individual contract basis. As of March 1, 2001, all areas in which the Company was operating were covered by existing insurance policies. Although the Company maintains insurance in the areas in which it operates, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance or a recoverable indemnity from a client, it could adversely affect the Company's results of operations.

   The Company's operations are also subject to significant government regulation. Some governments favor or effectively require the awarding of drilling contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may adversely affect the Company's ability to compete in these jurisdictions. The Company expects to continue to structure its operations in order to remain competitive in the international markets.

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

   In the U.S., regulations applicable to the Company's operations include certain regulations controlling the discharge of materials into the environment, requiring removal and cleanup of materials that may harm the environment or otherwise relating to the protection of the environment. For example, the Company, as an operator of mobile offshore drilling units in navigable United States waters and certain offshore areas, may be liable for damages and costs incurred in connection with oil spills for which it is held responsible, subject to certain limitations. Laws and regulations protecting the environment have become more stringent, and may in certain circumstances impose "strict liability," rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Some of these laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company which were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the Company's consolidated financial position and results of operations.

   The U.S. Oil Pollution Act of 1990 ("OPA") and regulations promulgated pursuant thereto impose a variety of requirements on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills. Few defenses exist to the liability imposed by OPA, and such liability could be substantial. Failure to comply with ongoing requirements or inadequate cooperation in a spill event could subject a responsible party to civil or criminal enforcement action.

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

   The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability without regard to fault or the legality of the original conduct on some classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a facility where a release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at a particular site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Company could be subject to liability under CERCLA principally in connection with its onshore activities.

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

Employees

   As of March 1, 2001, the Company had approximately 15,600 employees. The Company requires highly skilled personnel to operate its drilling units. As a result, the Company conducts extensive personnel recruiting, training and safety programs.

   On a worldwide basis, the Company had approximately 14 percent of its employees working under collective bargaining agreements on March 1, 2001, most of whom were working in Norway, Nigeria, Trinidad and Venezuela. Of these represented employees, a majority are working under agreements that are subject to salary negotiation in 2001. In addition, the Company has signed a recognition agreement requiring negotiation with a labor union representing employees in the U.K. These negotiations could result in collective bargaining agreements covering these employees.

ITEM 2. Properties

   The description of the Company's property included under "Item 1. Business" is incorporated by reference herein.

   The Company maintains offices, land bases and other facilities worldwide, including its principal executive offices in Houston, Texas and regional operational offices in the U.S., Brazil, U.K., Norway, France, Dubai and Indonesia. The Company's remaining offices and bases are located in various countries in North America, South America, Europe, Africa, the Middle East and Asia. Most of these facilities are leased by the Company.

   The Company acquired R&B Falcon's oil and gas business in the merger described under "Item 1. Business." The business is operated primarily through R&B Falcon's majority-owned subsidiary Reading & Bates Development Co. ("Devco") and, to an insignificant extent, through R&B Falcon's wholly owned subsidiaries Raptor Exploration Company, Inc. and Cliffs Oil and Gas Company. In July 2000, R&B Falcon's wholly owned subsidiary R&B Falcon Subsea Development Inc. and Devco sold their combined U.S. Gulf of Mexico oil and gas properties, constituting interests in East Breaks Blocks 642, 643, 688 and 732 and Green Canyon Block 20, to Enterprise Oil for approximately $127.2 million in cash. In November 2000, Devco sold its Israeli oil and gas properties, constituting a 15 percent working interest in nine petroleum licenses covering 854,200 acres in deepwater offshore Israel, for an aggregate of $114.0 million but retained a 0.7 percent of 8/8ths overriding royalty interest on new discoveries outside the area of proven reserves. Devco still owns an 11 percent working interest in production sharing contracts covering 2,831,392 acres in deepwater offshore Gabon, West Africa. A 4,400 square kilometer 3-D seismic program was shot in 1999. Processing of the seismic data commenced in late 1999, and interpretation continued through 2000. An exploration drilling program commenced in the last quarter of 2000. An integrated project team staffed by representatives from each of the farminees has been opened in Paris, France and an operations office has been opened in Libreville, Gabon. Locations for the initial wells have been selected. It is anticipated that the exploration drilling program in which the Company is fully carried for a minimum of four wells will commence in the first quarter of 2001. In January 2001, R&B Falcon purchased for $34.7 million the approximately 13.6 percent minority interest in Devco which was owned by former directors and employees of R&B Falcon and directors and employees of Devco (including current directors of the Company Charles A. Donabedian and Paul B. Loyd, Jr.). In connection with the purchase, a $0.3 million bonus was paid to Richard A. Pattarozzi, a current director of the Company. The purchase price was based on a valuation by a third party advisor.

ITEM 3. Legal Proceedings

   During 1997, Kvaerner Installasjon a.s ("Kvaerner") in Norway performed modification and refurbishment work on a high-specification semisubmersible drilling rig, the Transocean Leader. The amount owed with respect to such work is in dispute. A letter of credit valued at approximately $24.8 million as of December 31, 2000 has been posted pending the resolution of the dispute by agreement between the parties or by final judgment under the Norwegian judicial process. In September 1998, the Company instituted an action in the Norwegian courts alleging that it owes no additional amounts and that the letter of credit should be released. In March 1999, Kvaerner commenced proceedings in the Norwegian courts seeking judgment for approximately $33 million plus interest. The Company vigorously denies the material allegations of Kvaerner's petition and the matter was tried before the Norwegian courts during the fourth quarter of 2000. The Company is presently awaiting a decision by the court. The Company does not expect the liability, if any, resulting from this matter to have a material adverse effect on its business or consolidated financial position.

   In 1990 and 1991, two of the Company's subsidiaries were served with various assessments collectively valued at approximately $7.4 million from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services. The Company believes that neither subsidiary is liable for the taxes and has contested the assessments in the Brazilian administrative and court systems. The proceeding with respect to a June 1991 assessment, which was valued at approximately $6.3 million, is now pending before the Brazil Supreme Court. The lower courts and the superior court of appeals have rejected the Company's arguments. An August 1990 assessment also had an unfavorable ruling at the first and second court levels and is being submitted to the Brazil Supreme Court. The Company is awaiting a ruling from the Taxpayer's Council as to an October 1990 assessment. If the Company's defenses are ultimately unsuccessful, the Company believes that the Brazilian government-controlled oil company, Petrobras, has a contractual obligation to reimburse the Company for municipal tax payments required to be paid by them. The Company does not expect the liability, if any, resulting from these assessments to have a material adverse effect on its business or consolidated financial position.

   Global Marine Drilling Company ("Global Marine") initiated an arbitration proceeding in London in December 1997 against a subsidiary of Sedco Forex. Global Marine alleged a claim for approximately $85 million (plus interest and costs) for an alleged late return of a chartered rig and for breach of maintenance obligations under the charter. In February 1998, the tribunal held that the charter expired January 20, 1998, plus time for physical delivery. The rig was not redelivered until May 1998. The Company settled the arbitration proceeding in November 2000 in exchange for a payment of $67.5 million.

   RIGCO North America, LLC ("RIGCO"), a subsidiary of Tatham Offshore Inc., filed suit in a Texas state court in July 1999 asserting various claims in connection with shipyard and rig management contracts for two rigs managed on behalf of RIGCO. As a result of the Sedco Forex merger, the Company assumed liability for these claims. RIGCO alleges breach of contract, negligence and fraud and claims damages of at least $51 million, plus exemplary damages, attorneys' fees and other unspecified damages. In August 1999, RIGCO filed for voluntary bankruptcy protection in the U.S. federal bankruptcy court sitting in Texas. As part of the bankruptcy proceedings, RIGCO filed a preference action in September 1999. RIGCO sought to avoid alleged transfers of approximately $4.2 million and to have those funds returned to the RIGCO bankruptcy estate. The bankruptcy has since been dismissed along with the preference action. The Company disputes RIGCO's allegations and is vigorously defending the case. The matter is presently set for trial in May 2001. The Company does not expect that the liability, if any, resulting from this matter will have a material adverse effect on its business or consolidated financial position.

   The Indian Customs Department, Mumbai, filed a "show cause notice" against a subsidiary of Sedco Forex and various third parties on July 8, 1999. The show cause notice alleges that the entry into India and other subsequent movements of the Trident II jackup rig operated by the subsidiary constituted imports and exports for which proper customs procedures were not followed and that customs duties should have been paid, and seeks payment of customs duties, with interest and penalties, and confiscation of the rig. In connection with these allegations, the customs authorities confiscated the rig, which confiscation was stayed by application to the High Court, Mumbai, until one month following the order of the Customs Department in respect of the show cause notice. In January 2000, the Customs Department issued an order in respect of the show cause notice, directing the Company to pay an approximately $3.5 million redemption fee for the rig in lieu of confiscation and approximately $1.5 million in penalties in addition to the amount of customs duties owed, which were unspecified in the order. The Company disputes the ruling, and in February 2000, the Company filed an appeal with the Customs, Excise and Gold (Control) Appellate Tribunal ("CEGAT") together with an application to have the confiscation of the rig stayed pending the outcome of the appeal. In March 2000, the CEGAT ruled on the stay application, directing that the confiscation be stayed pending the appeal and setting the appeals hearing for June 2000. In connection with the stay, the tribunal ordered the Company to deposit approximately $0.7 million of the penalty amount specified in the January 2000 order and waived the remainder of the penalty and redemption fee pending the appeal. In addition, the CEGAT required the Company to post a guarantee of approximately $11.5 million covering the remainder of the penalty, redemption fee and customs duties owed, pending the appeal. The Company paid the deposit and posted the guarantee within the required time limit. CEGAT issued its opinion on the Company's appeal in the first quarter of 2001 and while it found that the rig was imported in 1988, the redemption fee and penalties were reduced to less than $0.1 million. CEGAT further sustained the Company's position regarding the value of the rig at the time of import thus limiting the Company's exposure as to custom duties. The Company believes that its customer would be responsible for such duties but, in any event, does not expect that the ultimate liability, if any, resulting from the matter will have a material adverse effect on its business or consolidated financial position.

   On July 25, 2000, the Company received notice of a request for arbitration from DCN International ("DCN"). DCN is the shipyard located in Brest, France, with which the Company contracted the construction of two of the Company's Sedco Express-class semisubmersibles. DCN initiated arbitration of disputes stemming from certain variation orders requested by DCN and rejected by the Company during construction of the units. The Company settled all claims with DCN in January 2001 and agreed to pay DCN 250 million French francs which was equivalent to $35.7 million as of such date.

   In January 2000, a pipeline in the U.S. Gulf of Mexico was damaged by an anchor from one of the Company's drilling rigs while the rig was under tow. The incident resulted in damage to offshore facilities, including a crude oil pipeline, the release of hydrocarbons from the damaged section of the pipeline and the shutdown of the pipeline and allegedly affected production platforms. All appropriate governmental authorities were notified, and the Company cooperated fully with the operator and relevant authorities in support of the remediation efforts. Certain owners and operators of the pipeline (Poseidon Oil Pipeline Company LLC, Equilon Enterprises LLC, Poseidon Pipeline Company, LLC and Marathon Oil Company) filed suit in March 2000 in federal court, Eastern District of Louisiana, alleging various damages in excess of $30 million. A second suit was filed by Walter Oil & Gas Corporation and certain other plaintiffs in Harris County, Texas alleging various damages in excess of $1.8 million. The Company has filed a limitation of liability proceeding in federal court, Eastern District of Louisiana, claiming benefit of various statutes providing limitation of liability for vessel owners, the result of which has been to stay the first two suits and to cause potential claimants (including the plaintiffs in the existing suits) to file claims in this proceeding. El Paso Energy Corporation, the owner/operator of the platform from which a riser was ripped from its hangars, and Texaco Exploration and Production Inc.

have filed claims in the limitation of liability proceeding as well. The Company expects that existing insurance will substantially cover any potential liability associated with this matter and that the outcome of this matter will not have a material adverse effect on its business or consolidated financial position.

   The Company is a defendant in Bryant, et al. v. R&B Falcon Drilling USA, Inc., et al. in the United States District Court for the Southern District of Texas, Galveston Division. R&B Falcon Drilling USA is a wholly owned indirect subsidiary of R&B Falcon. In this suit, the plaintiffs allege that R&B Falcon Drilling USA, the Company and a number of other offshore drilling contractors with operations in the U.S. Gulf of Mexico have engaged in a conspiracy to depress wages and benefits paid to their offshore employees. The plaintiffs contend that this alleged conduct violates federal antitrust law and constitutes unfair trade practices and wrongful employment acts under state law. The plaintiffs seek treble damages, attorneys' fees and costs on behalf of themselves and an alleged class of offshore workers, along with an injunction against exchanging certain wage and benefit information with other offshore drilling contractors named as defendants. The plaintiffs contend that actual damages to the alleged class will exceed $5 billion. A hearing has been set for the second quarter of 2001 to determine if the matter should proceed as a class action. The Company vigorously denies the plaintiff's allegations and does not expect that the outcome of this matter will have a material adverse effect on its business or consolidated financial position.

   In November 1988, a lawsuit was filed in the U.S. District Court for the Southern District of West Virginia against Reading & Bates Coal Co., a wholly owned subsidiary of R&B Falcon, by SCW Associates, Inc. claiming breach of an alleged agreement to purchase the stock of Belva Coal Company, a wholly owned subsidiary of Reading & Bates Coal Co. with coal properties in West Virginia. When those coal properties were sold in July 1989 as part of the disposition of R&B Falcon's coal operations, the purchasing joint venture indemnified Reading & Bates Coal Co. and R&B Falcon against any liability Reading & Bates Coal Co. might incur as a result of this litigation. A judgment for the plaintiff of $32,000 entered in February 1991 was satisfied and Reading & Bates Coal Co. was indemnified by the purchasing joint venture. On October 31, 1990, SCW Associates, Inc., the plaintiff in the above-referenced action, filed a separate ancillary action in the Circuit Court, Kanawha County, West Virginia against R&B Falcon, Caymen Coal, Inc. (the former owner of R&B Falcon's West Virginia coal properties), as well as the joint venture, Mr. William B. Sturgill (the former President of Reading & Bates Coal Co.) personally, three other companies in which the Company believes Mr. Sturgill holds an equity interest, two employees of the joint venture, First National Bank of Chicago and First Capital Corporation. The lawsuit seeks to recover compensatory damages of $50 million and punitive damages of $50 million for alleged tortuous interference with the contractual rights of the plaintiff and to impose a constructive trust on the proceeds of the use and/or sale of the assets of Caymen Coal, Inc. as they existed on October 15, 1988. R&B Falcon intends to defend its interests vigorously and believes that the damages alleged by the plaintiff in this action are highly exaggerated. In any event, the Company believes that it has valid defenses and does not expect that the ultimate outcome of this case will have a material adverse effect on its business or consolidated financial position.

   In December 1998, Mobil North Sea Limited ("Mobil") purportedly terminated its contract for use of the Company's Jack Bates semisubmersible rig based on failure of two mooring lines while anchor recovery operations at a Mobil well location had been suspended during heavy weather. The Company does not believe that Mobil had the right to terminate this contract. The Company later recontracted the Jack Bates to Mobil at a lower dayrate. The Company has filed a request for arbitration with the London Court of International Arbitration seeking damages for the termination. Mobil in turn has counterclaimed against the Company seeking damages for the Company's alleged breaches of the original contract. The arbitration proceedings are continuing and a preliminary hearing is currently scheduled for April 2001. The Company does not expect that the ultimate outcome of this case will have a material adverse effect on its business or consolidated financial position

   In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against Cliffs Drilling, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. The Company has filed motions for a new trial and a judgment notwithstanding the verdict in contemplation of perfecting its appeal of such judgment. The Company believes that all but the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of Cliffs Drilling; however, the insurers and underwriters have denied coverage. Cliffs Drilling has instituted litigation against those insurers and underwriters to enforce its rights under the relevant policies. The Company does not expect that the ultimate outcome of this case will have a material adverse effect on its business or consolidated financial position.

   The Company and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of the Company's business. The Company does not believe that ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on its business or consolidated financial position.

   The Company cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending litigation. There can be no assurance that the Company's belief or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management's current estimates.

ITEM 4. Submission of Matters to a Vote of Security Holders

   During the fourth quarter of 2000, the Company submitted to a vote of its shareholders the issuance of ordinary shares in connection with proposed merger with R&B Falcon and certain related matters. These matters were submitted to a vote of the Company's shareholders at an extraordinary general meeting of shareholders held on December 12, 2000. At that meeting, the shareholders voted to approve all of the matters presented to them for consideration. Of the 210,715,981 ordinary shares outstanding at the time, 156,847,026 were eligible to be voted at the meeting. There were 3,798 broker non-votes. The results were as follows:

Proposal 1: The increase of the Company's authorized ordinary share capital to $8,000,000, consisting of 800,000,000 ordinary shares, par value $0.01 per share, conditional upon completion of the merger.

      For........................................................... 142,367,094
      Against.......................................................  13,886,649
      Abstain.......................................................     593,283

Proposal 2: The issuance of ordinary shares under the terms of the
            Agreement and Plan of Merger, dated as of August 19, 2000, among R&B Falcon, the Company, Transocean Holdings Inc., a direct wholly owned subsidiary of the Company, and TSF Delaware Inc., an indirect wholly owned subsidiary of the Company, conditional upon completion of the merger.

      For........................................................... 155,145,878
      Against.......................................................     741,209
      Abstain.......................................................     959,939

Proposal 3: The amendment of the Company's memorandum and articles of association to increase the maximum size of the Board of Directors to 13 persons and to make updating and other clarifying changes, conditional upon completion of the merger.

      For........................................................... 155,325,363
      Against.......................................................     909,666
      Abstain.......................................................     610,997

Proposal 4: The amendment of the Company's Long-Term Incentive Plan to, among other things, increase the number of ordinary shares reserved for issuance under the plan from 13,300,000 to 19,500,000, conditional upon completion of the merger.

      For........................................................... 102,956,527
      Against.......................................................  53,096,189
      Abstain.......................................................     790,512

Proposal 5: The amendment of the Company's Employee Stock Purchase Plan to, among other things, increase the number of ordinary shares reserved for issuance under the plan from 750,000 to 1,500,000, conditional upon completion of the merger.

      For........................................................... 155,066,951
      Against.......................................................   1,122,852
      Abstain.......................................................     657,223

Executive Officers of the Registrant

                                                                                     Age as of
           Officer                                   Office                        March 1, 2001
           -------                                   ------                        -------------
J. Michael Talbert..........  President, Chief Executive Officer and Director            54
W. Dennis Heagney...........  Executive Vice President and Chief Operating Officer       53
Jean P. Cahuzac.............  Executive Vice President, Operations                       47
Jon C. Cole.................  Executive Vice President, Shallow Water
                               and Inland Water Operations                               48
Robert L. Long..............  Executive Vice President and Chief Financial Officer       55
Donald R. Ray...............  Executive Vice President, Technical Services               54
Eric B. Brown...............  Senior Vice President, General Counsel and
                               Corporate Secretary                                       49
Gregory Cauthen.............  Vice President Finance, Treasurer                          43
Barbara S. Koucouthakis.....  Vice President and Chief Information Officer               42
David Mullen................  Vice President, Human Resources                            43
Ricardo H. Rosa.............  Vice President and Controller                              44
Brian C. Voegele............  Vice President, Tax                                        41
Michael I. Unsworth.........  Vice President, Marketing                                  42

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

   W. Dennis Heagney is Executive Vice President and Chief Operating Officer of the Company. Mr. Heagney served as a director of the Company from June 12, 1997 and President and Chief Operating Officer of the Company from April 1, 1986 until the time of the Sedco Forex merger, at which time he assumed the positions of Executive Vice President and President, Asia and the Americas. He assumed his current position in February 2001. He has been employed by the Company since 1969 and was elected Vice President in 1983 and Senior Vice President in 1984.

   Jean P. Cahuzac is Executive Vice President, Operations of the Company. Mr. Cahuzac served as President of Sedco Forex from January 1999 until the time of the Sedco Forex merger, at which time he assumed the positions of Executive Vice President and President, Europe, Middle East and Africa with the Company. He assumed his current position in February 2001. Mr. Cahuzac served as Vice President-Operations Manager of Sedco Forex from May 1998 to January 1999, Region Manager-Europe, Africa and CIS of Sedco Forex from September 1994 to May 1998 and Vice President/General Manager-North Sea Region of Sedco Forex from February 1994 to September 1994. He had been employed by Schlumberger since 1979.

   Jon C. Cole is Executive Vice President, Shallow Water and Inland Water Operations of the Company. Mr. Cole served as Senior Vice President of the Company from April 1, 1993 until the time of the Sedco Forex merger, at which time he assumed the position of Executive Vice President, Marketing. He assumed his current position in February 2001. Mr. Cole joined the Company in 1978 and was elected Vice President in 1990.

   Robert L. Long is Executive Vice President and Chief Financial Officer of the Company. Mr. Long has served as Chief Financial Officer of the Company since August 1996. Mr. Long served as Senior Vice President of the Company from May 1, 1990 until the time of the Sedco Forex merger, at which time he assumed the position of Executive Vice President. Mr. Long also served as Treasurer of the Company from September 1, 1997 until March 5, 2001. Mr. Long has been employed by the Company since 1976 and was elected Vice President in 1987.

   Donald R. Ray is Executive Vice President, Technical Services of the Company. Mr. Ray served as Senior Vice President of the Company, with responsibility for technical services, from December 1, 1996 until the time of the Sedco Forex merger, at which time he assumed the position of Senior Vice President, Technical Services. He assumed the position of Executive Vice President in February 2001. Mr. Ray has been employed by the Company since 1972 and has served as a Vice President of the Company since 1986.

   Eric B. Brown is Senior Vice President, General Counsel and Corporate Secretary of the Company. He served as Vice President and General Counsel of the Company since February 1, 1995 and Corporate Secretary of the Company since September 29, 1995. He assumed the position of Senior Vice President in February 2001.

   Gregory Cauthen is Vice President Finance, Treasurer of the Company. Mr. Cauthen assumed his current position on March 5, 2001. Prior to joining the Company, he served as President and Chief Executive Officer of WebCaskets.com, Inc. from June 2000 until February 2001. Previously, he served as Senior Vice President, Financial Services at Service Corporation International where he had been employed in various positions since February 1991.

   Barbara S. Koucouthakis is Vice President and Chief Information Officer of the Company. Ms. Koucouthakis served as Controller of the Company from January 1, 1990 and Vice President from April 1, 1993 until the time of the Sedco Forex merger, at which time she assumed her current position. She has been employed by the Company since 1982.

   David Mullen is Vice President, Human Resources of the Company. Mr. Mullen served Schlumberger as Director of Personnel Geco-Prakla from 1998 until the time of the Sedco Forex merger, at which time he assumed his current position with the Company. Mr. Mullen was elected Managing Director-Schlumberger (Nigeria) Ltd. in 1996, District Manager-Eastern Venezuela Schlumberger (Wireline & Testing) in 1994 and had been employed by Schlumberger since 1983.

   Ricardo H. Rosa is Vice President and Controller of the Company. Mr. Rosa served as Controller of Sedco Forex from September 1995 until the time of the Sedco Forex merger, at which time he assumed his current position with the Company. He was appointed Gas Management Controller in October 1993. Mr. Rosa had been employed by Schlumberger since 1983. Prior to joining Schlumberger in 1983, he served as Audit Manager for the accounting firm, Price Waterhouse.

   Brian C. Voegele is Vice President, Tax of the Company. Mr. Voegele served as Vice President, Finance from March 1998 until March 5, 2001 at which time he assumed his current position with the Company. Previously, he served as Director of Tax for the Company from June 1993 until March 1998. Prior to joining the Company in 1993, he served as Tax Manager for Sonat Inc. and as a Tax Manager for the accounting firm, Ernst & Young LLP.

   Michael I. Unsworth is Vice President, Marketing of the Company. Mr. Unsworth served as Region Manager, Asia for the Company from the time of the Sedco Forex merger until February 2001, at which time he assumed his present position with the Company. Previously, he served as Region Manager, Asia for Sedco Forex from 1998 through 1999 and had been employed by Schlumberger since 1981.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Shareholder Matters

   The Company's ordinary shares are listed on the New York Stock Exchange (the "NYSE") under the symbol "RIG." The following table sets forth the high and low sales prices of the Company's ordinary shares for the periods indicated as reported on the NYSE Composite Tape.

                                                                     Price
                                                                ---------------
                                                                 High     Low
                                                                ------- -------
      1999
        First Quarter.......................................... $31.563 $19.625
        Second Quarter.........................................  32.500  22.625
        Third Quarter..........................................  36.500  25.563
        Fourth Quarter.........................................  34.375  23.875

      2000
        First Quarter..........................................  53.125  29.250
        Second Quarter.........................................  56.188  41.250
        Third Quarter..........................................  64.625  45.625
        Fourth Quarter.........................................  65.500  34.375

      2001
        First Quarter (through February 28)....................  51.300  40.000

   On February 28, 2001, the last reported sales price of the Company's ordinary shares on the NYSE Composite Tape was $48.13 per share. On such date, there were approximately 27,300 holders of record of the Company's ordinary shares and 317,099,684 ordinary shares outstanding.

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

   There is currently no reciprocal tax treaty between the Cayman Islands and the United States regarding withholding.

ITEM 6. Selected Consolidated Financial Data

   The selected consolidated financial data as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000 has been derived from the audited consolidated financial statements included elsewhere herein. The selected consolidated financial data as of December 31, 1998 and 1997, and for the years ended December 31, 1997 and 1996 has been derived from audited consolidated financial statements not included herein. The selected consolidated financial data as of December 31, 1996 is unaudited. The following data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and the notes thereto included under "Item 8. Financial Statements and Supplementary Data."

   On December 31, 1999, the merger of Transocean Offshore Inc. and Sedco Forex was completed. Sedco Forex was the offshore contract drilling service business of Schlumberger and was spun-off immediately prior to the merger transaction. As a result of the merger, Sedco Forex became a wholly owned subsidiary of Transocean

Offshore Inc., which changed its name to Transocean Sedco Forex Inc. The merger was accounted for as a purchase, with Sedco Forex as the acquiror for accounting purposes. The balance sheet data as of December 31, 2000 and 1999 and the statement of operations and other financial data for the year ended December 31, 2000 represent the consolidated financial position, cash flows and results of operations of the merged company. The balance sheet data, statement of operations and other financial data for the periods prior to the merger, represent the financial position, cash flows and results of operations of Sedco Forex and not those of historical Transocean Offshore Inc.

   On January 31, 2001, the merger of the Company and R&B Falcon was completed. As a result of the merger, R&B Falcon became an indirect wholly owned subsidiary of the Company. The merger was accounted for as a purchase, with the Company as the acquiror for accounting purposes. The following selected consolidated financial data does not include the financial position, cash flows and results of operations of R&B Falcon.

                                               Years ended December 31,
                                        ---------------------------------------
                                         2000   1999   1998   1997     1996
                                        ------ ------ ------ ------ -----------
                                         (In millions, except per share data)
Statement of Operations
Operating Revenues..................... $1,230 $  648 $1,091 $  891    $ 663
Operating Income.......................    133     49    377    299      163
Net Income.............................    109     58    342    260      148
Basic Earnings Per Share
  (Pro forma prior to the effective
   date of the Sedco Forex merger)(a)
    Income Before Extraordinary Item... $ 0.51 $ 0.53 $ 3.12 $ 2.38    $1.35
    Gain on Extraordinary Item, Net of
     Tax...............................   0.01     --     --     --       --
    Net Income......................... $ 0.52 $ 0.53 $ 3.12 $ 2.38    $1.35
Diluted Earnings Per Share
  (Pro forma prior to the effective
   date of the Sedco Forex merger)(a)
    Income Before Extraordinary Item... $ 0.50 $ 0.53 $ 3.12 $ 2.38    $1.35
    Gain on Extraordinary Item, Net of
     Tax...............................   0.01     --     --     --       --
    Net Income......................... $ 0.51 $ 0.53 $ 3.12 $ 2.38    $1.35
Other Financial Data
Cash Flows From Operating Activities... $  197 $  241 $  473 $  318    $ 236
Capital Expenditures...................    575    537    425    187      151
EBITDA(b)..............................    401    186    508    420      272
                                                                    (Unaudited)
                                                                    -----------
Balance Sheet Data (at end of period)
Total Assets........................... $6,359 $6,140 $1,473 $1,051    $ 899
Total Debt.............................  1,453  1,266    100    160       53
Total Equity...........................  4,004  3,910    564    363      462

--------
(a) Unaudited pro forma earnings per share was calculated using the Transocean Sedco Forex Inc. ordinary shares issued pursuant to the Sedco Forex merger agreement and the dilutive effect of Transocean Sedco Forex Inc. stock options granted to former Sedco Forex employees at the time of the Sedco Forex merger, as applicable.
(b) Earnings before interest, taxes, depreciation and amortization ("EBITDA") is presented here because it is a widely accepted financial indication of a company's ability to incur and service debt. EBITDA measures presented may not be comparable to similarly titled measures used by other companies. EBITDA is not a measurement presented in accordance with accounting principles generally accepted in the United States ("GAAP") and is not intended to be used in lieu of GAAP presentations of results of operations and cash provided by operating activities.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following information should be read in conjunction with the information contained in the audited consolidated financial statements and the notes thereto included under "Item 8. Financial Statements and Supplementary Data" elsewhere in this annual report.

Overview

   Transocean Sedco Forex Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company," "we," "us" or "our") is the world's largest offshore drilling contractor, following the merger with R&B Falcon Corporation (together with its subsidiaries, unless the context requires otherwise, "R&B Falcon") on January 31, 2001 ("R&B Falcon merger"). See "--Liquidity and Capital Resources--Acquisitions and Dispositions." The Company's mobile offshore drilling fleet is considered one of the most modern and versatile fleets in the world. The Company specializes in technically demanding segments of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services. As of March 1, 2001, the Company owned, had partial ownership interests in, operated or had under construction 166 mobile offshore and barge drilling units. The Company's active fleet includes 13 high-specification drillships, three other drillships, 20 high-specification semisubmersibles (including four under construction), 30 other semisubmersibles, 55 jackup rigs, 37 drilling barges, five tenders and three submersible rigs. In addition, the fleet includes four mobile offshore production units, two multi-purpose service vessels and three platform drilling rigs. The Company also has a fleet of land and barge drilling rigs in Venezuela consisting of 11 wholly owned and two partially owned land rigs and three lake barges. The Company contracts these drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. The Company also provides additional services, including management of third-party well service activities.

   On December 31, 1999, the merger of Transocean Offshore Inc. and Sedco Forex Holdings Limited ("Sedco Forex") was completed. Sedco Forex was the offshore contract drilling service business of Schlumberger Limited ("Schlumberger") and was spun-off immediately prior to the merger transaction. At the time of the merger, Sedco Forex owned, had partial ownership interests in, operated or had under construction 44 mobile offshore drilling units. As a result of the merger, Sedco Forex became a wholly owned subsidiary of Transocean Offshore Inc. which changed its name to Transocean Sedco Forex Inc. The merger was accounted for as a purchase, with Sedco Forex as the acquiror for accounting purposes. The balance sheets as of December 31, 2000 and 1999, the statement of cash flows and the statement of operations for the year ended December 31, 2000 represent the consolidated financial position, cash flows and results of operations of the merged company. The statements of cash flows and the statements of operations for the years ended December 31, 1999 and 1998, represent the cash flows and results of operations of Sedco Forex and not those of historical Transocean Offshore Inc.

   On January 31, 2001, the merger of the Company and R&B Falcon was completed. At the time of the merger, R&B Falcon owned, had partial ownership interests in, operated or had under construction more than 100 mobile offshore drilling units and other units utilized in the support of offshore drilling activities. As a result of the merger, R&B Falcon became an indirect wholly owned subsidiary of the Company. The merger was accounted for as a purchase, with the Company as the acquiror for accounting purposes. Except where otherwise provided, the following financial data and discussion does not include the financial position, cash flows and results of operations of R&B Falcon but does include a discussion of certain R&B Falcon debt.

Historical Operating Results

                                                Years ended December 31,
                                             --------------------------------
                                                2000       1999       1998
                                             ----------  --------  ----------
                                                     (In thousands)
Operating Revenues.......................... $1,229,513  $648,236  $1,090,523
                                             ----------  --------  ----------
Costs and Expenses
Operating and maintenance...................    812,563   448,917     562,565
Depreciation and amortization...............    259,477   131,933     124,707
General and administrative..................     42,141    16,703      25,986
                                             ----------  --------  ----------
                                              1,114,181   597,553     713,258
                                             ----------  --------  ----------
Gain (Loss) From Sale of Assets.............     17,751    (1,339)         --
                                             ----------  --------  ----------
Operating Income                                133,083    49,344     377,265
                                             ----------  --------  ----------
Other Income (Expense), Net
Equity in earnings of joint ventures........      9,393     5,610       5,389
Interest income.............................      6,219     5,433       3,361
Interest expense, net of amounts
 capitalized................................     (3,025)  (10,250)    (12,950)
Other, net..................................     (1,254)     (830)        956
                                             ----------  --------  ----------
                                                 11,333       (37)     (3,244)
                                             ----------  --------  ----------
Income Before Income Taxes, Minority
 Interest and Extraordinary Item............    144,416    49,307     374,021
Income Tax Expense (Benefit)................     36,699    (9,296)     32,443
Minority Interest...........................        593       500          --
                                             ----------  --------  ----------
Income Before Extraordinary Item............    107,124    58,103     341,578
Gain on Extraordinary Item, Net of Tax......      1,424        --          --
                                             ----------  --------  ----------
Net Income.................................. $  108,548  $ 58,103  $  341,578
                                             ==========  ========  ==========

Historical 2000 compared to 1999

   Operating revenues for the year ended December 31, 2000 were $1,229.5 million compared to $648.2 million for the same period in 1999, an increase of $581.3 million or 90 percent. The increase was primarily a result of the Sedco Forex merger. Operating revenues for the year ended December 31, 2000 included a $25.1 million cash settlement relating to an agreement with a unit of BP to cancel the remaining 14 months of firm contract time on the semisubmersible Transocean Amirante, $21.8 million relating to the Discoverer Spirit which began operations late in the third quarter of 2000 and $9.3 million relating to the Trident 20 which began operations in the fourth quarter of 2000. Operating revenues relating to former Sedco Forex operations totaled $544.5 million for the year ended December 31, 2000, representing a $103.7 million or 16 percent decrease over the comparable 1999 period. Of the decrease in revenues, $58.0 million relates to core assets which experienced lower average dayrates, declining from $65,500 for the year ended December 31, 1999 to $55,500 for the same period in 2000. Operating revenues for the year ended December 31, 1999 also included $16.0 million of cash settlements related to the cancellation of contracts on the Sovereign Explorer and Trident 17. This was partially offset by an increase in activity, as utilization of core assets increased from 68 percent for the year ended December 31, 1999 to 74 percent for the same period in 2000. The remaining decrease in comparable revenues was attributed to less activity for non-core assets and lower revenue earned from managed rigs no longer operated in 2000.

   Operating and maintenance expense for the year ended December 31, 2000 was $812.6 million compared to $448.9 million for the same period in 1999, an increase of $363.7 million or 81 percent. The increase was primarily a result of the Sedco Forex merger. Operating and maintenance expense for the year ended

December 31, 2000 included $6.8 million relating to the Discoverer Spirit which began operations late in the third quarter of 2000, $41.1 million relating to the settlement of an arbitration proceeding with Global Marine Drilling Company ("Global Marine") and a $6.7 million increase in provisions for legal claims (see Note 11 to the Company's consolidated financial statements). Operating and maintenance expense for the 1999 period included charges totaling $42.0 million relating to severance liabilities, the write-down of obsolete fixed assets and provisions for potential legal claims, $13.4 million relating to provisions for doubtful accounts receivable in West Africa and dayrate contract penalties in Brazil and $56.2 million relating to the allocation of costs by Schlumberger. A large portion of operating and maintenance expense consists of employee-related costs and is fixed or only semi-variable. Accordingly, operating and maintenance expense does not vary in direct proportion to activity.

   Depreciation and amortization expense for the year ended December 31, 2000 was $259.5 million compared to $131.9 million for the same period in 1999, an increase of $127.6 million or 97 percent. Depreciation expense increased primarily due to the addition of the former Transocean Offshore Inc. rigs and equipment at fair value. In addition, $26.7 million of amortization of goodwill resulting from the Sedco Forex merger was recorded for the year ended December 31, 2000. Depreciation expense was reduced by approximately $71.9 million (net $0.34 per diluted share) for the year ended December 31, 2000 as a result of the Company conforming its policies relating to estimated rig lives and salvage values after the Sedco Forex merger.

   General and administrative expense for the year ended December 31, 2000 was $42.1 million compared to $16.7 million for the same period in 1999, an increase of $25.4 million or 152 percent. The increase was primarily a result of the Sedco Forex merger and reflects the costs to manage a larger, more complex and geographically diverse organization. General and administrative expense for the year ended December 31, 1999 included $8.0 million relating to an allocation of corporate overhead by Schlumberger.

   During the year ended December 31, 2000, the Company recognized a net gain of $17.0 million on the sale of three units, the semisubmersible Transocean Discoverer, the multi-purpose service vessel Mr. John, and the tender Searex V, as well as two shore-based facilities. There were no such sales in 1999.

   Other income for the year ended December 31, 2000 was $11.3 million compared to other expense of $0.04 million for the same period in 1999, an increase of $11.3 million. Interest expense, net of amounts capitalized, for the year ended December 31, 2000 was $3.0 million compared to $10.3 million for the same period in 1999, a decrease of $7.3 million or 71 percent. Total interest expense was $89.6 million for the year ended December 31, 2000 compared to $37.5 million for 1999, an increase of $52.1 million or 139 percent. The increase during 2000 was due to higher debt levels primarily associated with our newbuild construction projects. Total interest capitalized relating to construction projects was $86.6 million for the year ended December 31, 2000 compared to $27.2 million for 1999, an increase of $59.4 million or 218 percent. Overall there was a net decrease in interest expense as a greater proportion was capitalized compared to 1999. Equity in earnings of joint ventures increased by $3.8 million due primarily to the addition of joint ventures owned by Transocean Offshore Inc. prior to the Sedco Forex merger.

   Provision for income taxes for the year ended December 31, 2000 was $36.7 million compared to a benefit of $9.3 million for the same period in 1999. The income tax benefit for 1999 included a $9.5 million deferred tax benefit relating to charges for potential legal claims and additional U.K. tax loss carryforwards for which no valuation allowance was provided as well as the adjustment of U.K. tax loss carryforwards for prior years. The Company operates internationally and provides for income taxes based on the tax laws and rates in the countries in which it operates and income is earned. There is no expected relationship between the provision for or benefit from income taxes and income before income taxes.

Historical 1999 compared to 1998

   Operating revenues for the year ended December 31, 1999 were $648.2 million compared to $1,090.5 million for the same period in 1998, a decrease of $442.3 million or 41 percent. The decrease in revenues for

1999 resulted primarily from decreased utilization, which declined from an average of 91 percent in 1998 to 64 percent in 1999, and a decrease in dayrates from an average of approximately $70,000 in 1998 to approximately $61,000 in 1999.

   Operating and maintenance expense for the year ended December 31, 1999 was $448.9 million compared to $562.6 million for the same period in 1998, a decrease of $113.7 million or 20 percent. The decrease in 1999 resulted primarily from reduced operating activity during the year. A large portion of operating and maintenance expense consists of employee-related costs and is fixed or only semi-variable. Accordingly, operating and maintenance expense does not vary in direct proportion to activity. Operating and maintenance expense for the years ended December 31, 1999 and 1998 included charges totaling $42.0 million and $23.4 million, respectively, relating to severance liabilities, the write-down of obsolete fixed assets and provisions for potential legal claims. Also included in operating and maintenance expense for the years ended December 31, 1999 and 1998 were charges totaling $56.2 million and $78.4 million, respectively, relating to the allocation of costs by Schlumberger. In addition, 1999 included $13.4 million related to provisions for doubtful accounts receivable in West Africa and dayrate contract penalties in Brazil.

   Depreciation and amortization expense for the year ended December 31, 1999 was $131.9 million compared to $124.7 million for the same period in 1998, an increase of $7.2 million or 6 percent. The increase primarily resulted from the capitalization of equipment associated with rig life extension and upgrade projects.

   General and administrative expense for the year ended December 31, 1999 was $16.7 million compared to $26.0 million for the same period in 1998, a decrease of $9.3 million or 36 percent. The decrease in 1999 resulted from the lower allocation by Schlumberger of corporate overhead due to lower revenues. General and administrative expense included an allocation by Schlumberger of approximately $8.0 million for 1999 and $9.4 million for 1998. The general and administrative expense allocation by Schlumberger was dependent on a number of factors, including the level of corporate costs and the proportion of revenues to Schlumberger's worldwide group revenues. The allocation methods were considered to be reasonable. The level of general and administrative expenses prior to the Sedco Forex merger are not indicative of ongoing costs for the Company.

   Interest income for the year ended December 31, 1999 was $5.4 million compared to $3.4 million for the same period in 1998, an increase of $2.0 million or 59 percent. The increase resulted from higher average cash balances during the year.

   Interest expense, net of amounts capitalized, for the year ended December 31, 1999 was $10.3 million compared to $13.0 million for the same period in 1998, a decrease of $2.7 million or 21 percent. Total interest expense was $37.5 million for the year ended December 31, 1999 compared to $21.7 million for 1998, an increase of $15.8 million or 73 percent. The increase was due to higher debt levels during 1999. Total interest capitalized relating to interest on construction projects was $27.2 million for the year ended December 31, 1999 compared to $8.7 million for 1998, an increase of $18.5 million or 213 percent. Overall, there was a net decrease in interest expense as a greater proportion was capitalized compared to 1998.

   Income tax benefit for the year ended December 31, 1999 was $9.3 million compared to expense of $32.4 million for the same period in 1998. The Company operates in a number of countries where income tax is charged on a deemed profit basis. Accordingly, income tax expense does not necessarily vary in direct proportion with pre-tax income. The decrease in income tax expense in relation to pre-tax income for 1999 resulted primarily from additional U.K. tax loss carryforwards for which no valuation allowance was provided as well as the adjustment of U.K. tax loss carryforwards for prior years. These carryforwards, which the Company believes will be fully utilized, are not subject to time limits.

1999 and 1998 Charges

   Operating and maintenance expense for the years ended December 31, 1999 and 1998 included charges totaling $42.0 million and $23.4 million, respectively. Reduced exploration and development activity by customers, resulting from a period of low oil prices from late 1997 through early 1999 and industry consolidation over the same time period, resulted in a slowdown in the offshore drilling industry during 1998 and 1999. As a result of this slowdown, approximately 1,000 operating personnel were determined to be redundant, and charges associated with termination and severance benefits of $13.2 million and $3.6 million were recognized during 1999 and 1998, respectively. Substantially all of these employees had been terminated and severance and termination costs had been paid as of December 31, 1999. Provisions for potential legal claims of $28.8 million and $10.0 million were recognized during 1999 and 1998, respectively (see Note 11 to the Company's consolidated financial statements). Asset impairment charges of $9.8 million were recognized in 1998 related to assets retired from the active fleet.

1999 Pro Forma Operating Results

   Unaudited pro forma consolidated results for Transocean Sedco Forex Inc. for the year ended December 31, 1999, giving effect to the Sedco Forex merger, reflected net income of $237.9 million or $1.13 per diluted share on pro forma operating revenues of $1,579.1 million. The pro forma operating results assume the spin-off and merger was completed as of January 1, 1999 (see Note 3 to the Company's consolidated financial statements). These pro forma results do not reflect the effects of reduced depreciation expense related to conforming the estimated lives of Sedco Forex rigs and the elimination of certain allocated costs from Schlumberger. The pro forma financial data should not be relied on as an indication of operating results that Transocean Sedco Forex Inc. would have achieved had the spin-off and merger taken place earlier or of the future results that Transocean Sedco Forex Inc. may achieve.

Outlook

   Fleet utilization averaged 75 percent for the fourth quarter of 2000 and 74 percent for the year 2000 for our 62 fully owned or chartered and active mobile offshore drilling units (i.e., excluding newbuilds under construction, managed rigs and partially owned rigs which are not operated by us), compared to 81 percent during the third quarter of 2000 and 74 percent for the Sedco Forex and Transocean Offshore Inc. pro forma combined fleet for the year 1999. Combined semisubmersible and drillship ("floater") utilization for active drilling units was 74 percent for the fourth quarter of 2000 and 74 percent for the year 2000, compared to 84 percent during the third quarter of 2000 and 77 percent for the Sedco Forex and Transocean Offshore Inc. pro forma combined fleet for the year 1999. Average dayrates during 2000 for these 62 rigs were $70,000 fleetwide and $87,000 for floaters, compared to $85,000 and $105,300, respectively, on a Sedco Forex and Transocean Offshore Inc. pro forma combined basis during 1999. Utilization and dayrate figures for 2000 and 1999 do not include R&B Falcon rigs.

   Utilization during 2000 was affected by planned and unplanned downtime, seasonal weakness in the U.K. sector of the North Sea, a sluggish floater market in Asia and continued delays associated with the activation of newbuild rigs. The seasonal weakness in the U.K. sector of the North Sea and the soft floater market in Asia are expected to continue into the second quarter of 2001. We expect that the combined company (after the R&B Falcon merger) will experience more than 1,000 idle rig days of shipyard time in 2001 (excluding newbuild rigs under construction) in connection with planned maintenance and rig upgrades and estimate that more than 40 percent of that time will be in the first quarter and approximately 25 percent of that time will be in the second quarter of the year. Results for 2001 will also be affected by delays in the delivery of newbuild rigs. See "--Liquidity and Capital Resources-- Capital Expenditures."

   Our average fleet dayrates in 2000 remained basically flat when viewed against 1999. The lack of increase resulted from several factors. The expiration of older higher dayrate contracts, previously idle lower specification units coming back on contract and delays in the commencement of higher dayrate contracts for the Sedco Express-class rigs all applied downward pressure on average dayrates during the year.

   General market conditions continued to gradually improve during 2000, particularly during the second half of the year, although worldwide customer spending did not materially increase during the year from 1999. Oil and gas prices again remained at relatively strong levels during the year, and we expect client spending levels to increase during 2001 based upon their previously announced budgets. We also expect to see a balanced increase in spending between U.S. and international markets and continued increases in spending in the gas-intensive, shallow water areas of the U.S. Gulf of Mexico. There have been signs of improving market dayrates, especially for higher specification units. This improving market is evidenced by recent contract awards and extensions on a number of rigs, including the Sovereign Explorer in the U.K. sector of the North Sea, Transocean Richardson and Transocean Amirante in the U.S. Gulf of Mexico and Transocean Nordic in Norway. However, we cannot predict with certainty that the increase in customer spending will indeed materialize or, if it does occur, the ultimate degree to which utilization and dayrates will be affected. The contract drilling market historically has been highly competitive and cyclical. A decline in oil or gas prices could reduce demand for our drilling services and adversely affect both utilization and dayrates.

   We expect weakness in our results for the first half of the year and in particular for the first quarter. We anticipate higher levels of expenses during 2001 due to a variety of factors, including, but not limited to, those described in this paragraph. We expect to complete our remaining major construction projects in the first half of 2001, resulting in increased interest expense as project related expenditures will no longer be capitalized. We currently have plans for significant shipyard upgrade and maintenance projects on at least six rigs which could result in increased expenses during 2001. We replaced existing employment agreements with certain executives which contained change in control provisions that had been triggered by the Sedco Forex merger. These new agreements will require us to recognize approximately $5.8 million in additional compensation expense during 2001. Finally, the labor market for rig workers, especially in the U.S. Gulf of Mexico, has tightened as rig utilization rates have increased. If this trend continues, we may incur higher compensation expense to attract and retain qualified rig personnel.

   In February 2001, the Company received approximately $10 million in payment of certain trade receivables relating to Nigerian operations. These receivables had been fully reserved in 1999.

   As of March 1, 2001, approximately 50 percent of our mobile offshore drilling unit fleet days were committed for the remainder of 2001 and 17 percent for the year 2002.

Other Factors Affecting Operating Results

   Our business depends on the level of activity in oil and gas exploration, development and production in markets worldwide, with the U.S. and international offshore and U.S. inland marine areas being our primary markets. Oil and gas prices, market expectations of potential changes in these prices and a variety of political and economic factors significantly affect this level of activity. Oil and gas prices are extremely volatile and are affected by numerous factors, including the following:

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

   The offshore and inland marine contract drilling industry is highly competitive with numerous industry participants, none of which has a dominant market share. Drilling contracts are traditionally awarded on a competitive bid basis. Intense price competition is often the primary factor in determining which qualified contractor is awarded a job, although rig availability and the quality and technical capability of service and equipment may also be considered. Also, turnkey drilling contracts can significantly increase the gain or loss resulting from drilling a turnkey well compared with a well drilled on a dayrate basis. We have decided to phase-out our turnkey activities. See "Item
1. Business--Recent Developments."

   Our industry has historically been cyclical. There have been periods of high demand, short rig supply and high dayrates, followed by periods of lower demand, excess rig supply and low dayrates. The industry experienced a period of moderately increased demand on a global basis during 2000 as a result of relatively strong oil and gas commodity prices during the year. However, our clients did not significantly increase their spending, except in the U.S. Changes in commodity prices can have a dramatic effect on rig demand, and periods of excess rig supply intensify the competition in the industry and often result in rigs being idle for long periods of time.

   Our customers may terminate some of our term drilling contracts under various circumstances such as the loss or destruction of the drilling unit or the suspension of drilling operations for a specified period of time as a result of a breakdown of major equipment. In addition, the drilling contracts for the Sedco Express-class newbuild rigs contain termination or term reduction provisions tied to late delivery of these rigs and a unit of TotalFinaElf cancelled the Sedco Express contract because of late delivery. In reaction to depressed market conditions, our customers may also seek renegotiation of firm drilling contracts to reduce their obligations. If our customers cancel some of our significant contracts and we are unable to secure new contracts on substantially similar terms, it could adversely affect our results of operations. Some drilling contracts permit the customer to terminate the contract at the customer's option without paying a termination fee.

   As of March 1, 2001, we had four new rigs in the testing and commissioning phase and plans for significant shipyard upgrade and maintenance projects on at least six rigs during 2001. These shipyard projects are subject to the risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following:

  . engineering, software or systems problems, including those relating to the commissioning of newly designed equipment;

  .  shortages of equipment, materials or skilled labor;

  .  unscheduled delays in the delivery of ordered materials and equipment;

  .  work stoppages;

  .  shipyard unavailability;

  .  weather interference;

  .  unanticipated cost increases; and

  .  difficulty in obtaining necessary permits or approvals.

   These factors may contribute to cost variations and delays in the completion of the Company's shipyard projects. Delays in delivery of the newbuild units would result in delays in contract commencements, resulting in a loss of revenue to us, and may also cause clients to terminate or shorten the term of the drilling contracts for these rigs. In the event of the termination of a drilling contract for one of these rigs, there can be no assurance that we would be able to secure a replacement contract on as favorable terms.

   We have been involved in two merger transactions in the last two years. We may not be able to integrate the operations of the merged or acquired companies without a loss of employees, customers or suppliers, a loss of revenues, an increase in operating or other costs or other difficulties. In addition, we may not be able to realize the operating efficiencies, synergies, cost savings or other benefits expected from these transactions. Any unexpected costs or delays incurred in connection with the integration could have an adverse effect on our business, results of operations or consolidated financial position.

   R&B Falcon was subject to a significant amount of debt. Our overall debt level increased as a result of this R&B Falcon debt after the merger. Some of this debt has relatively high interest rates. The R&B Falcon debt agreements also contain restrictions and requirements relating to, among other things, additional borrowing, entering into transactions with affiliates, selling assets, paying dividends and merging. These restrictions and requirements may limit our flexibility in conducting our operations. Although we may seek to refinance this debt on more favorable terms, we cannot assure you that we will be successful in refinancing the debt or that the terms of the refinancing will be favorable to us. See "--Liquidity and Capital Resources--Debt."

   We conduct most of our drilling services under daywork drilling contracts where the customer pays for the period of time required to drill or workover a well. However, we have provided a portion of our services under turnkey drilling contracts from time to time although we have decided to phase-out our turnkey operations. Under turnkey drilling contracts, a well is drilled to a contract depth under specified conditions for a fixed price. Our risks under a turnkey drilling contract are substantially greater than on a well drilled on a daywork basis because under a turnkey drilling contract we will normally assume most of the risks associated with drilling operations, including the risks of blowout, loss of hole, stuck drill stem, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors' services, supplies and personnel. These risks are generally assumed by the client in a daywork contract.

   Our operations are subject to the usual hazards inherent in the drilling of oil and gas wells, such as blowouts, reservoir damage, loss of production, loss of well control, punchthroughs, craterings and fires. The occurrence of these events could result in the suspension of drilling operations, damage to or destruction of the equipment involved and injury or death to rig personnel. We may also be subject to personal injury and other claims of rig personnel as a result of our drilling operations. Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, failure of subcontractors to perform or supply goods or services or personnel shortages. In addition, offshore drilling operators are subject to perils peculiar to marine operations, including capsizing, grounding, collision and loss or damage from severe weather. Damage to the environment could also result from our operations, particularly through oil spillage or extensive uncontrolled fires. We may also be subject to property, environmental and other damage claims by oil and gas companies. Our insurance policies and contractual rights to indemnity may not adequately cover losses, and we may not have insurance coverage or rights to indemnity for all risks.

   We operate in various regions throughout the world that may expose us to political and other uncertainties, including risks of:

  .  war and civil disturbances;

  .  expropriation of equipment;

  .  the inability to repatriate income or capital; and

  .  changing taxation policies.

   We are protected to a substantial extent against loss of capital assets, but generally not loss of revenue, from most of these risks through insurance, indemnity provisions in our drilling contracts, or both. Although we maintain insurance in the areas in which we operate, pollution and environmental risks generally are not totally insurable. If a significant accident or other event occurs and is not fully covered by insurance or a recoverable indemnity from a client, it could adversely affect our consolidated financial position or results of operations. As of March 1, 2001, all areas in which we were operating were covered by existing insurance policies.

   Our operations are affected from time to time in varying degrees by governmental laws and regulations. The drilling industry is dependent on demand for services from the oil and gas exploration industry and, accordingly, is affected by changing tax and other laws relating to the energy business generally. We may be required to make significant capital expenditures to comply with laws and regulations. It is also possible that these laws and regulations may in the future add significantly to operating costs or may limit drilling activity.

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

   Another risk inherent in our operations is the possibility of currency exchange losses where revenues are received and expenses are paid in nonconvertible currencies. We may also incur losses as a result of an inability to collect revenues because of a shortage of convertible currency available to the country of operation. We seek to limit these risks by structuring contracts such that compensation is made in freely convertible currencies and, to the extent possible, by limiting acceptance of blocked currencies to amounts that match our expense requirements in local currency (see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk-- Foreign Exchange Risk").

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

   On a worldwide basis, we had approximately 14 percent of our employees working under collective bargaining agreements on March 1, 2001, most of whom were working in Norway, Nigeria, Trinidad and Venezuela. Of these represented employees, a majority are working under agreements that are subject to salary negotiation in 2001. In addition, the Company has signed a recognition agreement requiring negotiation with a labor union representing employees in the U.K. These negotiations could result in collective bargaining agreements covering these employees.

   The general rate of inflation in the majority of the countries in which we operate has been moderate over the past several years and has not had a material impact on our results of operations. The recent increase in the demand for offshore drilling rigs has begun to lead to higher labor, transportation and other operating expenses as a result of an increased need for qualified personnel and services, particularly in the U.S. Gulf of Mexico. Continued improvement in other markets will likely result in similar incremental inflationary pressures in those areas.

Merger Purchase Price Allocation

   The purchase price allocation for the merger of Transocean Offshore Inc. and Sedco Forex included, at estimated fair value, total assets of $3.8 billion and the assumption of total liabilities of $1.9 billion. The excess of the purchase price over the estimated fair value of net assets acquired was approximately $1.1 billion, which has been accounted for as goodwill. As of December 31, 2000, this goodwill represented approximately 16 percent of total assets and 26 percent of total shareholders' equity. The goodwill is being amortized over 40 years based on the nature of the offshore drilling industry, long-lived drilling equipment and the long-standing relationships with core customers. Goodwill amortization expense related to the Sedco Forex merger is approximately $27 million per year.

   The purchase price allocation for the merger of Transocean Sedco Forex Inc. and R&B Falcon included, at estimated fair value, total assets of $4.8 billion and the assumption of total liabilities of $3.7 billion. The excess of the purchase price over the estimated fair value of net assets acquired was approximately $5.6 billion, which has been accounted for as goodwill. The goodwill is being amortized over 40 years based on the nature of the offshore drilling industry, long-lived drilling equipment and the long-standing relationships with core customers. Goodwill amortization expense related to the R&B Falcon merger will be approximately $139 million per year in addition to the $27 million related to the Sedco Forex merger mentioned above. The purchase price allocation is based on preliminary estimates and may be revised at a later date.

Liquidity and Capital Resources

 Sources and Uses of Cash

   Cash flows provided by operations were $197.4 million for the year ended December 31, 2000, compared to $240.6 million for 1999, a decrease of $43.2 million. Cash flows from net income items were $114.1 million higher in 2000 compared to 1999. This increase was more than offset by net cash used for working capital components in 2000 of $81.2 million versus cash provided by working capital components of $76.1 million in 1999.

   Cash flows used in investing activities were $492.9 million for the year ended December 31, 2000, compared to $90.2 million for the year ended December 31, 1999, an increase of $402.7 million. During 1999, the Company received cash in connection with the merger with Transocean Offshore Inc. of $439.8 million. No such amounts were received during 2000. Capital expenditures relating to rig construction and upgrade projects increased by $37.7 million, which was absorbed by an $80.4 million increase in proceeds from the disposal of assets. During 2000, the Company received net proceeds of $24.9 million from the sale of its coiled tubing drilling services and $56.3 million on the sale of other assets including three units, the semisubmersible Transocean Discoverer, the multi-purpose service vessel Mr. John, and the tender Searex V, as well as two shore-based facilities.

   Cash flows provided by financing activities were $164.4 million for the year ended December 31, 2000, compared to cash flows used in financing activities of $159.3 million for the year ended December 31, 1999, an increase of $323.7 million. During 2000, the Company received $489.1 million in net proceeds from the issuance of the Zero Coupon Convertible Debentures which was partially offset by net repayments on its revolving credit agreement with ABN AMRO Bank and by the repayment of its Secured Loan Agreement. During the corresponding period of 1999, Sedco Forex obtained additional long-term funding from related parties, which was offset by repayments of advances and debt to related parties.

 Capital Expenditures

   Capital expenditures, including capitalized interest, totaled $575 million during the year ended December 31, 2000 and included $98 million, $102 million, $85 million, $74 million and $108 million spent on the construction of the Sedco Express, Sedco Energy, Cajun Express, Discoverer Spirit and Discoverer Deep Seas, respectively. The Company also spent $51 million on the construction of the Trident 20 for the year ended December 31, 2000, which was partially offset by $30 million in client reimbursements for the estimated incremental cost to construct the rig in the Caspian Sea.

   During 2001, the Company expects to spend $565 million on its existing fleet, expanded corporate infrastructure, completion of five major construction projects and major upgrades on the Discoverer 534 and Sedco 710 as well as conversion of the Sedco 135D to an offshore production facility.

   The following table summarizes projected expenditures (including capitalized interest) during 2001 for the Company's major construction projects.

                                                                    Projected
                                                      Projected   Recorded Value
                                                     Expenditures At Completion
                                                     ------------ --------------
                                                            (In millions)
      Sedco Express.................................     $ 48         $  397
      Sedco Energy..................................       48            395
      Cajun Express.................................       23            322
      Deepwater Horizon.............................      164            350
      Discoverer Deep Seas..........................       13            315
                                                         ----         ------
                                                         $296         $1,779
                                                         ====         ======

   The Company has four high-specification semisubmersibles that are currently undergoing testing and commissioning. The Sedco Express is expected to be completed early in the second quarter of 2001. In February 2001, a unit of TotalFinaElf terminated the three-year contract for the Sedco Express in light of the rigs delayed delivery beyond December 28, 2000. The Company is currently in discussions with TotalFinaElf and other operators for alternative work. The Sedco Energy is expected to be delivered early in the second quarter of 2001, when it will begin a contract with Texaco in Brazil. The contract had an original term of five years; however, Texaco has the right to reduce the contract term equivalent to the period of delayed delivery beyond November 13, 1999. The Cajun Express is expected to be completed and delivered in the second quarter of 2001, when it will begin an 18-month contract with Marathon in the U. S. Gulf of Mexico. Marathon has the right to terminate the contract if the rig is not delivered by June 30, 2001. The Deepwater Horizon is expected to arrive in the U.S. Gulf of Mexico in the second quarter of 2001 and is expected to begin operations early in the third quarter of 2001, when it will begin a three-year contract with a unit of BP in the U.S. Gulf of Mexico. The Discoverer Deep Seas was delivered early in the first quarter of 2001, when it began a five-year contract with Chevron in the U. S. Gulf of Mexico.

   The Discoverer Spirit was completed and delivered in September 2000, when it began a five-year contract with Unocal in the U.S. Gulf of Mexico. The Company also completed construction of an independent-leg cantilevered jackup, the Trident 20. This rig is 75 percent owned by the Company through a joint venture. The rig became operational in October 2000, when it began a three-year contract with a unit of TotalFinaElf and other parties to a rig sharing agreement in the Caspian Sea.

   As with any major construction project that takes place over an extended period of time, the actual costs, the timing of expenditures and delivery dates may vary from estimates based on numerous factors, including engineering, software or system problems, including those relating to the commissioning of newly designed equipment, shortages of equipment, materials or skilled labor, unscheduled delays in the delivery of ordered materials and equipment, work stoppages, shipyard unavailability, weather interference, unanticipated costs increases and difficulty in obtaining necessary permits or approvals. See "Other Factors Affecting Operating Results." The Company intends to fund the cash requirements relating to these capital commitments through available cash balances, cash generated from operations, borrowings under the SunTrust Revolving Credit Agreements referred to below and other commercial bank or capital market financings.

 Debt

   Zero Coupon Convertible Debentures--In May 2000, the Company issued zero coupon convertible debentures (the "convertible debentures") due May 2020 with a face value at maturity of $865.0 million. The convertible debentures were issued at a price to the public of $579.12 per convertible debenture and accrue original issue discount at a rate of 2.75 percent per annum compounded semiannually to reach a face value at maturity of $1,000 per convertible debenture. The Company will pay no interest on the convertible debentures prior to maturity and has the right to redeem the convertible debentures after three years for a price equal to the issuance price plus accrued original issue discount to the date of redemption. A convertible debenture holder has the right to require the Company to repurchase the convertible debentures on the third, eighth and thirteenth anniversary of issuance at the issuance price plus accrued original issue discount to the date of repurchase. The Company may pay this repurchase price with either cash or ordinary shares or a combination of cash and ordinary shares. The convertible debentures are convertible into ordinary shares of the Company at the option of the holder at any time at a ratio of 8.1566 shares per convertible debenture subject to adjustments if certain events take place. The Company used the net proceeds ($489.1 million after underwriter discount and issue costs) from the financing to repay outstanding borrowings under the ABN Revolving Credit Agreement discussed below, to repay other indebtedness and for general corporate purposes. The indenture and supplemental indenture pursuant to which the convertible debentures were issued impose restrictions on certain actions by the Company, including creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions.

   Term Loan Agreement--The Company is a party to a $400 million unsecured five-year term loan agreement with a group of banks led by SunTrust Bank, Atlanta, as agent, dated as of December 16, 1999 (the "Term Loan Agreement"). Borrowings available under the Term Loan Agreement were used to repay indebtedness to Schlumberger upon completion of the Sedco Forex merger and for general corporate purposes. Amounts outstanding under the Term Loan Agreement bear interest at the Company's option, at a base rate or LIBOR plus a margin (0.45 percent per annum at December 31, 2000) that varies depending on the Company's senior unsecured public debt rating. No principal payments are required for the first two years, and the Company may prepay some or all of the debt at any time without premium or penalty. The Term Loan Agreement requires compliance with various restrictive covenants and provisions customary for an agreement of this nature including an interest coverage ratio of not less than 3.00 to 1 and a leverage ratio of not greater than 40 percent, and limitations on mergers and sale of substantially all assets; permitted liens; subsidiary and certain other types of debt; transactions with affiliates; and sale/leaseback transactions.

   Revolving Credit Agreements--The Company was a party to a $540 million revolving credit agreement with a group of banks led by ABN AMRO Bank, NV, as agent, dated as of July 30, 1996 (the "ABN Revolving Credit Agreement"). Borrowings under the ABN Revolving Credit Agreement bore interest, at the Company's option, at a base rate or LIBOR plus a margin (0.20 percent per annum at December 31, 2000) that varied depending on the Company's funded debt to total capital ratio or its senior unsecured public debt rating. The ABN Revolving Credit Agreement had a maturity date of July 30, 2002. As of December 31, 2000, $180.1 million was outstanding and $359.9 million was available for additional borrowings under the ABN Revolving Credit Agreement. On January 4, 2001, the Company terminated the ABN Revolving Credit Agreement and repaid the $180.1 million outstanding through funds borrowed under the Five-Year Revolver referred to below; accordingly, the $180.1 million due in 2002 was not classified as current because it was management's intent to refinance on a long-term basis.

   The Company is a party to a $550 million five-year revolving credit agreement (the "Five-Year Revolver") and a $250 million 364-day revolving credit agreement (the "364-Day Revolver") with a group of banks led by SunTrust Bank, Atlanta, as agent, dated as of December 29, 2000 (together the "SunTrust Revolving Credit Agreements") under which the Company may borrow or procure credit. On January 4, 2001, borrowings under the Five-Year Revolver were used to repay debt incurred under the ABN Revolving Credit Agreement. Through June 2001, amounts outstanding under the SunTrust Revolving Credit Agreements bear interest, at the Company's option, at a base rate or LIBOR plus a margin that is fixed at 0.45 percent per annum under the Five-Year Revolver and 0.475 percent per annum under the 364-Day Revolver. Subsequent to June 2001, the margin under the Five-Year Revolver will vary from 0.180 percent to 0.700 percent and the margin on the 364-Day Revolver will vary from
0.190 percent to 0.725 percent depending on the Company's senior unsecured public debt rating. A utilization fee fixed at 0.125 percent per annum during the first six months of 2001, and varying thereafter from 0.075 percent to
0.150 percent, depending on the Company's senior unsecured public debt rating, is payable if amounts outstanding under the Five-Year Revolver or the 364-Day Revolver are greater than $181.5 million or $82.5 million, respectively. The SunTrust Revolving Credit Agreements contain substantially the same restrictive covenants as are contained in the Term Loan Agreement.

   Secured Loan Agreement--The Company was a party to a $235.2 million secured five-year term loan agreement with a group of banks led by ABN AMRO Bank, NV, as agent, dated as of December 22, 1999 (the "Secured Loan Agreement"). Borrowings under the Secured Loan Agreement were used to repay debt incurred to construct the Discoverer Enterprise and upgrade the Transocean Amirante and were secured by both rigs. Approximately 91 percent of the amounts outstanding bore interest at a commercial paper rate plus a margin (0.31 percent per annum at December 31, 1999) while the remaining 9 percent of the amounts outstanding bore interest at LIBOR plus a margin (0.65 percent per annum at December 31, 1999). The floating rates under the Secured Loan Agreement were converted to a fixed rate of 6.9 percent per annum by the interest rate swap agreement described below.

   In January 2000, the Company agreed to cancel the remaining 14 months of a contract with a unit of BP for its semisubmersible rig, the Transocean Amirante, for a cash settlement of $25.1 million. The cash received was used to repay borrowings under the Secured Loan Agreement relating to the Transocean Amirante and the security interest in the rig was released by the banks. The interest rate swap agreement related to the Secured Loan Agreement was also amended to reflect the reduced amounts subject to the swap. In August 2000, the Company repaid all amounts outstanding under the Secured Loan Agreement using cash on hand and borrowings under the ABN Revolving Credit Agreement. The Company also terminated the related interest rate swap agreement. The Company recognized an extraordinary gain, net of income taxes of $1.4 million, or $0.01 per diluted share, on this early termination of debt.

   Public Debt Offering--The Company has outstanding $300 million aggregate principal amount of senior, unsecured debt securities originally issued in a public offering in April 1997. The securities consist of $100 million aggregate principal amount of 7.45 percent notes due April 15, 2027 (the "Notes") and $200 million aggregate principal amount of 8.00 percent debentures due April 15, 2027 (the "Debentures"). Holders of the Notes may elect to have all or any portion of the Notes repaid on April 15, 2007 at 100 percent of the principal amount. The Notes, at any time after April 15, 2007, and the Debentures, at any time, may be redeemed at the Company's option at 100 percent of the principal amount plus a make-whole premium, if any, equal to the excess of the present value of future payments due under the Notes and Debentures using a discount rate equal to the then-prevailing yield of U.S. treasury notes for a corresponding remaining term plus 20 basis points over the principal amount of the security being redeemed. Interest is payable on April 15 and October 15 of each year. The indenture and supplemental indenture relating to the Notes and the Debentures limit the Company's ability to incur indebtedness secured by certain liens, engage in certain sale/leaseback transactions and engage in certain merger, consolidation or reorganization transactions.

   Secured Rig Financing-- The Company has outstanding $68.6 million of debt secured by the Trident IX and the Trident 16 (the "Secured Rig Financing"). Payments under these financing agreements include an interest component of
7.95 percent for the Trident IX and 7.20 percent for the Trident 16. The Trident IX facility expires in April 2003 while the Trident 16 facility expires in September 2004. The financing arrangements provide for a call right on the part of the Company to repay the financing prior to expiration of their scheduled terms and in some circumstances a put right on the part of the banks to require the Company to repay the financings. Under either circumstance, the Company would retain ownership of the rigs.

   Notes Payable-- The Company has outstanding $16.2 million aggregate principal amount of unsecured 6.90 percent notes due February 15, 2004 (the "notes payable") originally issued in a private placement. The note purchase agreement underlying the notes payable requires compliance with various restrictive covenants and provisions customary for an agreement of this nature and on substantially the same terms as those under the Term Loan Agreement.

   Letters of Credit--The Company had letters of credit outstanding at December 31, 2000 totaling $55.3 million, including a letter of credit relating to the legal dispute with Kvaerner Installasjon a.s ("Kvaerner") valued at $24.8 million and a letter of credit relating to the legal dispute with the Indian Customs Department, Mumbai valued at $10.7 million (see Note 11 to the Company's consolidated financial statements). The remaining amount guarantees various insurance, rig construction and contract bidding activities.

   In connection with the acquisition of R&B Falcon, the Company assumed the following debt:

   8.875% Senior Notes--At January 31, 2001, approximately $0.4 million was outstanding under the 8.875% Senior Notes ("8.875% Notes"). The 8.875% Notes were recorded at fair value as part of the R&B Falcon merger. The 8.875% Notes are redeemable at the option of Falcon Drilling Company, Inc. succeeded by R&B Falcon Holdings Inc., in whole or in part, at a price equal to 102.2188 percent of the principal amount if redeemed during the 12 months beginning March 15, 2001, or at a price of 100 percent of the principal amount if redeemed after March 15, 2002, in each case together with interest accrued to the redemption date. The Company has delivered a notice of redemption to the holders of the 8.875% Notes with a redemption date of March 29, 2001.

   6.5%, 6.75%, 6.95% and 7.375% Senior Notes--In April 1998, R&B Falcon
issued 6.5% Senior Notes, 6.75% Senior Notes, 6.95% Senior Notes and 7.375% Senior Notes with an aggregate principal amount of $1.1 billion. As a result, R&B Falcon received net proceeds of approximately $1,082.9 million after deducting offering related expenses. Interest on these notes is payable semiannually on April 15 and October 15. These notes have maturity dates of April 2003, April 2005, April 2008 and April 2018, respectively. These notes are unsecured obligations of R&B Falcon, ranking pari passu in right of payment with all other existing and future senior unsecured indebtedness of R&B Falcon. At January 31, 2001, approximately $250 million, $350 million, $250 million and $250 million were outstanding under these notes, respectively. These notes were recorded at fair value as part of the R&B Falcon merger.

   The 6.75% Senior Notes and the 6.95% Senior Notes are redeemable at the option of R&B Falcon in whole or in part, at a make-whole premium with present values calculated using a discount rate equal to the then-prevailing yield of U.S. treasury notes for a corresponding remaining term plus 20 basis points, together with interest accrued to the redemption date. The 7.375% Senior Notes are redeemable at the option of R&B Falcon, in whole or in part, at a make-whole premium with present values calculated using a discount rate equal to the then-prevailing yield of U.S. treasury notes for a corresponding remaining term plus 25 basis points. The 6.5% Senior Notes are not redeemable at the option of R&B Falcon. The indenture pursuant to which the 6.5% Senior Notes, the 6.75% Senior Notes, the 6.95% Senior Notes and the 7.375% Senior Notes were issued imposes certain restrictions on R&B Falcon, including creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions.

   9.125% and 9.5% Senior Notes--In December 1998, R&B Falcon issued 9.125% Senior Notes and 9.5% Senior Notes with an aggregate principal amount of $400.0 million. As a result, R&B Falcon received net proceeds of approximately $392.3 million after deducting offering related expenses. Interest on these notes is payable semiannually on June 15 and December 15. These notes have maturity dates of December 2003 and December 2008, respectively. These notes are unsecured obligations of R&B Falcon, ranking pari passu in right of payment with all other existing and future senior indebtedness of R&B Falcon. At January 31, 2001, approximately $100 million and $300 million were outstanding under these notes, respectively. These notes were recorded at fair value as part of the R&B Falcon merger.

   The 9.125% Senior Notes and the 9.5% Senior Notes are redeemable at the option of R&B Falcon, in whole or in part, at a make-whole premium with present values calculated using a discount rate equal to the then-prevailing yield of U.S. treasury notes for a corresponding remaining term plus 50 basis points, together with interest accrued to the redemption date. The indenture pursuant to which the 9.125% Senior Notes and the 9.5% Senior Notes were issued imposes restrictions on certain actions by R&B Falcon, including creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions. In addition, the indenture imposes restrictions on the incurrence of additional indebtedness and the payment of dividends by R&B Falcon. However, these restrictions are suspended during the period that the 9.125% Senior Notes and the 9.5% Senior Notes are rated as investment grade.

   10.25% Senior Notes--The 10.25% Senior Notes ("10.25% Notes") were issued by Cliffs Drilling Company ("Cliffs Drilling") pursuant to offerings in 1996 and 1997. The 10.25% Notes originally consisted of a principal amount of $200.0 million and interest is payable semiannually on May 15 and November 15. The 10.25% Notes have a maturity date of May 2003. These notes are senior unsecured obligations of Cliffs Drilling, ranking pari passu in right of payment with all other senior indebtedness and senior to all subordinated indebtedness. These notes are unconditionally guaranteed on a senior unsecured basis by certain subsidiaries of Cliffs Drilling (the "Cliffs Drilling Subsidiary Guarantors"), which guarantees rank pari passu in right of payment with all senior indebtedness of the Cliffs Drilling Subsidiary Guarantors and senior to all subordinated indebtedness of the Cliffs Drilling Subsidiary Guarantors. The 10.25% Notes are publicly traded and are not guaranteed by the Company or any other subsidiary of the Company. At January 31, 2001, approximately $200 million was outstanding under the 10.25% Notes. The 10.25% Notes were recorded at fair value as part of the R&B Falcon merger.

   On or after May 15, 2000, the 10.25% Notes are redeemable at the option of Cliffs Drilling, in whole or in part, at a price of 105 percent of the principal amount if redeemed during the 12 months beginning May 15, 2000, at a price of 102.5 percent of the principal amount if redeemed during the 12 months beginning May 15, 2001, or at a price of 100 percent of the principal amount if redeemed after May 15, 2002, in each case together with interest accrued to the redemption date.

   The indenture under which the 10.25% Notes are issued imposes significant operating and financial restrictions on Cliffs Drilling. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of Cliffs Drilling to pay dividends, repurchase stock, make payments on subordinated indebtedness, make investments, incur additional indebtedness, make capital expenditures, create liens, sell assets, engage in transactions with affiliates and engage in merger, consolidation or reorganization transactions.

   The indenture also requires that Cliffs Drilling make an offer to purchase the notes at an amount equal to 101 percent of the principal amount of the notes upon the occurrence of certain events constituting a change of control. The Company's acquisition of R&B Falcon was such an event, and a notice of change of control and offer to purchase has been delivered to the holders.

   12.25% Senior Notes and 11% and 11.375% Secured Notes--In March 1999, R&B Falcon issued $200.0 million of 12.25% Senior Notes due March 2006 (the "12.25% Notes"). Also in March 1999, RBF Finance Co., a limited purpose finance company and a consolidated affiliate of R&B Falcon, issued $400.0 million of 11% Senior Secured Notes due March 2006 (the "11% Secured Notes") and $400.0 million of 11.375% Senior Secured Notes due March 2009 (the "11.375% Secured Notes" and collectively, with the 11% Secured Notes, the "Secured Notes"). The 12.25% Notes are senior unsecured obligations of R&B Falcon, ranking pari passu in right of payment with all other senior indebtedness and senior to all subordinated indebtedness. R&B Falcon borrowed the proceeds from the Secured Notes from RBF Finance Co. pursuant to 10 separate loan agreements, each of which is secured by one of R&B Falcon's drilling rigs. As a result, R&B Falcon received net proceeds of approximately $970.6 million after deducting offering expenses. R&B Falcon guaranteed the payment of the Secured Notes issued by RBF Finance Co. Interest is payable semiannually on March 15 and September 15 on both the 12.25% Notes and the Secured Notes. The indentures under which the 12.25% Notes and the Secured Notes are issued impose certain restrictions on R&B Falcon, including incurring additional debt, paying dividends, repurchasing stock, making payments on subordinated debt, selling assets, creating liens, engaging in sale/leaseback transactions, making investments, engaging in merger, consolidation or reorganization transactions and engaging in affiliate transactions. However, the restrictions on incurring additional indebtedness, paying dividends, repurchasing stock, making payments on subordinated indebtedness and making investments are suspended during the period that the 12.25% Notes and the Secured Notes are rated as investment grade. At January 31, 2001, approximately $200 million, $400 million and $400 million were outstanding under the 12.25% Notes, the 11% Secured Notes and the 11.375% Secured Notes, respectively. The 12.25% Notes and the Secured Notes were recorded at fair value as part of the R&B Falcon merger.

   The indentures also require that R&B Falcon and RBF Finance Co. make an offer to purchase the 12.25% Notes and the Secured Notes, respectively, for an amount equal to the principal amount of the notes upon the occurrence of certain events constituting a change of control of R&B Falcon. Neither R&B Falcon nor RBF Finance Co. is required to make such an offer as a result of the Company's acquisition of R&B Falcon because these notes were rated investment grade at the time of the merger.

   The 12.25% Notes are redeemable at the option of R&B Falcon, in whole or in part, at a make-whole premium with present values calculated using a discount rate equal to the then-prevailing yield of U.S. treasury notes for a corresponding remaining term plus 50 basis points, together with interest accrued to the redemption date. The 11% Secured Notes are redeemable at the option of RBF Finance Co., in whole or in part, at a make-whole premium with present values calculated using a discount rate equal to the then-prevailing yield of U.S. treasury notes for a corresponding remaining term plus 50 basis points, together with interest accrued to the redemption date. The 11.375% Secured Notes are redeemable at the option of RBF Finance Co., in whole or in part, at a price of 105.6875 percent of principal if redeemed during the 12 months beginning March 15, 2004, at a price of 103.7917 percent of principal if redeemed during the 12 months beginning March 15, 2005, at a price of 101.8958 percent if redeemed during the 12 months beginning March 15, 2006, or at a price of 100 percent of principal if redeemed after March 15, 2007, in each case together with interest accrued to the redemption date.

   Tender Offer, Redemption and Bridge Facility--On March 5, 2001, the Company entered into a $1.2 billion 364-day revolving credit agreement with a group of banks led by SunTrust Bank, Atlanta, as syndication agent (the "Bridge Revolving Credit Agreement"). The purpose of the Bridge Revolving Credit Agreement is to provide liquidity to the Company in connection with the redemption of the 12.25% Notes and the 11% Secured Notes and the tender offer for the 11.375% Secured Notes. Amounts outstanding under the Bridge Revolving Credit Agreement bear interest, at the Company's option, at a base rate or LIBOR plus a margin (0.475 percent per annum at March 5, 2001) that will vary from 0.190 percent to 0.725 percent, depending on the Company's senior unsecured public debt rating. A utilization fee (0.125 percent per annum at March 5, 2001) is payable if amounts outstanding under the Bridge Revolving Credit Agreement are greater than $396 million. The Bridge Revolving Credit Agreement contains substantially the same restrictive covenants as are contained in the Term Loan Agreement and the SunTrust Revolving Credit Agreements.

   On March 5, 2001, R&B Falcon commenced a tender offer for all of the outstanding 11.375% Secured Notes. Under the terms of the offer, R&B Falcon will purchase the outstanding 11.375% Secured Notes at a purchase price determined by reference to a fixed spread of 50 basis points over the yield to maturity of the United States Treasury 4 3/4% Note due February 15, 2004, plus accrued interest to the date of payment of such purchase price. The purchase price includes an amount equal to 3 percent of the principal amount that will be paid only for 11.375% Secured Notes tendered at or prior to a "consent payment deadline," which is expected to be 5:00 P.M., New York City time, on March 22, 2001. In connection with the offer, R&B Falcon is also seeking consents to certain proposed amendments to the Indenture under which the 11.375% Secured Notes were issued. The offer will expire at 5:00 P.M., New York City time, on April 9, 2001, unless extended or earlier terminated. Payment for the tendered 11.375% Secured Notes will be made in same day funds on the first business day following expiration of the offer, or as soon thereafter as practicable.

   Concurrently with the launch of the offer, RBF Finance Co. has called the 11% Secured Notes and R&B Falcon has called the 12.25% Notes for redemption on April 6, 2001, in each case at the applicable redemption price.

   The Company has agreed to provide R&B Falcon with sufficient funds to pay for all securities purchased pursuant to the offer or redeemed in the redemption. The Company expects to obtain the funds to pay for the tender and call offers by issuing commercial paper, drawing down on the Bridge Revolving Credit Agreement or long-term debt financing, or by a combination of the foregoing sources. The Company expects to incur an estimated $18 million extraordinary loss, net of tax, in the second quarter of 2001 related to the early extinguishment of this debt.

   The Company may seek to refinance additional indebtedness, although there can be no assurance that it will do so.

   Project Financing--In August 1999, a subsidiary of R&B Falcon completed a $250.0 million project financing for the construction of the Deepwater Nautilus in which such subsidiary received net proceeds of approximately $245.2 million. The financing consists of two five-year notes. The first note is for $200.0 million and bears interest at 7.31 percent, with monthly interest payments, which commenced in September 1999, and monthly principal payments which commenced in June 2000. The second note is for $50.0 million and bears interest at 9.41 percent, with monthly interest payments, which commenced in September 1999, and a balloon principal payment which is due at maturity of the loan in May 2005. Both notes are collateralized by the Deepwater Nautilus and drilling contract revenues from such rig and are without recourse to R&B Falcon. At January 31, 2001, approximately $177 million and $50 million were outstanding under these notes, respectively. These notes were recorded at fair value as part of the R&B Falcon merger.

   Letters of Credit--On August 31, 2000, R&B Falcon entered into a $70.0 million letter of credit facility with three banks. Under this facility, R&B Falcon pays letter of credit fees of 2 percent per annum on the amount of letters of credit issued under the facility and a commitment fee of 0.5 percent per annum on the unused portion of the facility. Effective January 31, 2001, the fees were reduced to 1.5 percent per annum and 0.375 percent per annum, respectively, because R&B Falcon's senior unsecured debt ratings were raised to certain levels by the credit rating agencies. This facility requires R&B Falcon to meet certain financial covenants, including consolidated tangible net worth of $900 million plus 100 percent of equity proceeds and 50 percent of net income; working capital ratio of 1.5 percent to 1, and a collateral value ratio of 1.75 times the commitment, matures in April 2004, and is secured by mortgages on five of R&B Falcon's drilling rigs, the J.W. McLean, J.T. Angel, Randolph Yost, D.R. Stewart and George H. Galloway. At January 31, 2001, R&B Falcon had letters of credit outstanding and unused commitments totaling $56.6 million and $13.4 million, respectively.

 Acquisitions and Dispositions

   The Company, from time to time, reviews possible acquisitions of businesses and drilling units, and may in the future make significant capital commitments for such purposes. Any such acquisition could involve the payment by the Company of a substantial amount of cash or the issuance of a substantial number of additional ordinary shares or other securities. The Company would likely fund the cash portion of any such acquisition through the cash balance on hand, the incurrence of additional debt, sales of assets, ordinary shares or other securities or a combination thereof. In addition, the Company, from time to time, reviews possible dispositions of drilling units.

   On January 31, 2001, the Company announced the closing of its merger with R&B Falcon creating the world's largest offshore drilling contractor. Pursuant to the merger agreement, the Company issued approximately 106 million ordinary shares to R&B Falcon shareholders at the exchange ratio of 0.5 shares of the Company's shares for each share of R&B Falcon. Following the merger, the Company's ordinary shares issued and outstanding were approximately 317 million. The purchase price was approximately $6.7 billion based on the number of the Company's ordinary shares issued in the merger and the average closing price of the Company's ordinary shares for a period immediately before and after the date the merger was announced, plus estimated direct costs and the estimated fair value of R&B Falcon stock options and warrants assumed in the merger. The assets and liabilities of R&B Falcon will be recorded at their estimated fair values at the date of the merger, with the excess of the purchase price over the sum of such fair values recorded as goodwill.

   As a result of the R&B Falcon merger, the Company assumed warrants to purchase shares of R&B Falcon's common stock. As adjusted pursuant to the merger, each warrant is exercisable for 17.5 ordinary shares of the Company (5,127,500 ordinary shares in the aggregate) at an exercise price of $19 per share. The warrants expire on May 1, 2009.

   In February 2000, the Company sold its coiled tubing drilling services business to Schlumberger. The net proceeds from the sale were $24.9 million and no gain or loss was recognized on the sale. The Company's interests in its Transocean-Nabors Drilling Technology L.L.C. and DeepVision L.L.C. joint ventures were excluded from the sale. The proceeds from the sale were used to repay debt and for general corporate purposes.

   In July 2000, the Company sold the semisubmersible Transocean Discoverer. Net proceeds from the sale of the rig, which had been idle in the U.K. sector of the North Sea since February 2000, totaled $42.7 million and resulted in a net gain of $9.5 million, or $0.04 per diluted share. The proceeds from the sale were used for general corporate purposes.

   In February 2001, Sea Wolf Drilling Limited ("Sea Wolf"), a joint venture in which the Company holds a 25 percent interest, sold two semisubmersible rigs, the Drill Star and Sedco Explorer. The Company will accelerate the amortization of deferred gains relating to both rigs, which are derived from the original sale of the rigs by the Company to the joint venture. This will result in the recognition of an incremental pre-tax gain of approximately $27 million during the first quarter of 2001. The Company will continue to operate the Drill Star, which has been renamed the Pride North Atlantic, under a bareboat charter agreement until approximately September 2001. The amortization of the Drill Star's deferred gain will continue through September and will produce incremental gains totaling an estimated $12 million in both the second and third quarters of 2001. The Company's bareboat charter on the Sedco Explorer has been terminated.

   We are also planning to sell our land and barge drilling business in Venezuela. We are in discussions with possible buyers and expect to close the sale in the second quarter of 2001, provided we are able to realize an acceptable purchase price.

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

   Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments, which do not qualify as hedges for accounting purposes, are recognized currently based on the change in market value of the derivative instruments. At December 31, 2000, the Company had no material open foreign exchange contracts.

   The Company, from time to time, may use interest rate swap agreements to effectively convert a portion of its floating rate debt to a fixed rate basis, reducing the impact of interest rate changes on future income. Interest rate swaps are designated as a hedge of underlying future interest payments. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. The interest rate swap agreements were recorded at fair value as part of the Sedco Forex merger. See "--Liquidity and Capital Resources--Debt--Secured Loan Agreement."

 Sources of Liquidity

   The Company believes that its cash and cash equivalents, cash generated from operations, borrowings available under its SunTrust Revolving Credit Agreements and access to other financing sources will be adequate to meet its anticipated short-term and long-term liquidity requirements, including scheduled debt repayments and capital expenditures for new rig construction and upgrade projects.

New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB 133, to delay the required effective date for adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments, hedging activities and decisions made by the Derivatives Implementation Group. The Company adopted SFAS No. 133 as of January 1, 2001. Because of the Company's limited use of derivatives to manage its exposure to fluctuations in foreign currency exchange rates and interest rates, the adoption of the new statement had no effect on the consolidated financial position or results of operations of the Company.

   In December 1999, the U.S. Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. This bulletin provides guidance on how the existing rules on revenue recognition should be applied. The Company adopted SAB No. 101 as of

October 1, 2000 and evaluated its treatment of revenues related to contract preparation, mobilization and demobilization of drilling units. The adoption of the new guidelines had no material effect on the consolidated financial position or results of operations of the Company.

Forward-Looking Information

   The statements included in this annual report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that the Company or management "anticipates," "believes," "budgets," "estimates," "expects," "forecasts," "intends," "plans," "predicts," or "projects" a particular result or course of events, or that such result or course of events "could," "might," "may," "scheduled" or "should" occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this annual report include, but are not limited to, statements involving expected capital expenditures, adequacy of source of funds for liquidity needs, results and effects of legal proceedings, liabilities for tax issues, adequacy of insurance coverage, the timing and cost of completion of capital projects, timing of delivery of drilling units, expiration of rig contracts, potential revenues, increased expenses, customer drilling programs, utilization rates, dayrates, the Company's other expectations with regard to outlook, number and timing of idle rig days, timing of the sale of the land and barge drilling business in Venezuela, timing of completion of turnkey commitments, refinancing of indebtedness and the effects of the R&B Falcon merger. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, worldwide demand for oil and gas, uncertainties relating to the level of activity in offshore oil and gas exploration and development, exploration success by producers, oil and gas prices, demand for offshore rigs, competition and market conditions in the contract drilling industry, our ability to successfully integrate the operations of acquired businesses, the significant amount of debt acquired in the R&B Falcon merger, costs and other difficulties related to the R&B Falcon merger, delays or termination of drilling contracts due to a number of events, cost overruns on shipyard projects and possible cancellation of drilling contracts as a result of delays or performance, work stoppages by shipyard workers where our newbuilds are being constructed, our ability to enter into and the terms of future contracts, the availability of qualified personnel, labor relations and the outcome of negotiations with unions representing workers, operating hazards, political and other uncertainties inherent in non-U.S. operations (including exchange and currency fluctuations), the impact of governmental laws and regulations, compliance with or breach of environmental laws, the adequacy of sources of liquidity, the effect of litigation and contingencies, other factors affecting operations discussed above and other factors discussed in this annual report and in the Company's other filings with the SEC, which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

   The Company's exposure to market risks for changes in interest rates relates primarily to the Company's long-term debt obligations. The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 2000. The table presents expected cash flows and related weighted-average interest rates expected by maturity dates. Weighted-average variable rates are based on estimated LIBOR as of December 31, 2000, plus applicable margins. The fair value of fixed rate debt is based on the estimated yield to maturity for each debt issue as of December 31, 2000.

   As of December 31, 2000:

                                        Expected Maturity Date                         Fair
                         ----------------------------------------------------------   Value
                         2001    2002    2003    2004    2005   Thereafter  Total    12/31/00
                         -----  ------  ------  ------  ------  ---------- --------  --------
                            (In millions, except interest rate percentages)
Long-term debt
 Fixed Rate (a)......... $23.0  $ 24.0  $ 18.6  $ 19.1      --   $1,165.0  $1,249.7   $906.6
   Average interest
    rate................   7.5%    7.5%    7.4%    7.2%     --        4.1%      4.3%
 Variable Rate..........    --  $100.0  $150.0  $150.0  $180.1         --  $  580.1   $580.1
   Average interest
    rate................    --     6.5%    6.5%    6.5%    6.5%        --       6.5%

--------
(a) Reflects payment of face value of debt and does not reflect fair market value of debt as assumed in the Sedco Forex merger.

Foreign Exchange Risk

   The Company operates internationally, resulting in exposure to foreign exchange risk. The Company uses a variety of techniques to minimize the exposure to foreign exchange risk, including customer contract terms and the use of foreign exchange derivative instruments or spot purchases. The Company does not enter into derivative transactions for speculative purposes. At December 31, 2000 the Company had no material open foreign exchange contracts.

ITEM 8. Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
Transocean Sedco Forex Inc.

   We have audited the accompanying consolidated balance sheets of Transocean Sedco Forex Inc. and Subsidiaries as of December 31, 2000 and 1999, the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2000, and the related combined statements of operations, equity, and cash flows for the year ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transocean Sedco Forex Inc. and Subsidiaries at December 31, 2000 and 1999, the consolidated results of their operations and their cash flows for the year ended December 31, 2000, and the combined results of their operations and their cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Houston, Texas
January 25, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Schlumberger Limited

   In our opinion the accompanying combined statements of income, shareholders' equity and cash flows for the year ended December 31, 1998 present fairly, in all material respects, the results of operations and cash flows of Transocean Sedco Forex Inc. (previously Sedco Forex Holdings Limited) for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the financial statements of Transocean Sedco Forex Inc. (previously Sedco Forex Holdings Limited) for any period subsequent to December 31, 1998.

/s/ PricewaterhouseCoopers LLP
---------------------------------
PricewaterhouseCoopers LLP
New York, New York
August 6, 1999

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Years ended December 31,
                                              --------------------------------
                                                 2000       1999       1998
                                              ----------  --------  ----------
                                                (In thousands, except per
                                                       share data)
Operating Revenues..........................  $1,229,513  $648,236  $1,090,523
                                              ----------  --------  ----------
Costs and Expenses
  Operating and maintenance.................     812,563   448,917     562,565
  Depreciation and amortization.............     259,477   131,933     124,707
  General and administrative................      42,141    16,703      25,986
                                              ----------  --------  ----------
                                               1,114,181   597,553     713,258
                                              ----------  --------  ----------
Gain (Loss) From Sale of Assets.............      17,751    (1,339)         --
                                              ----------  --------  ----------
Operating Income............................     133,083    49,344     377,265
                                              ----------  --------  ----------
Other Income (Expense), Net
  Equity in earnings of joint ventures......       9,393     5,610       5,389
  Interest income...........................       6,219     5,433       3,361
  Interest expense, net of amounts
   capitalized..............................      (3,025)  (10,250)    (12,950)
  Other, net................................      (1,254)     (830)        956
                                              ----------  --------  ----------
                                                  11,333       (37)     (3,244)
                                              ----------  --------  ----------
Income Before Income Taxes, Minority
 Interest and Extraordinary Item............     144,416    49,307     374,021
Income Tax Expense (Benefit)................      36,699    (9,296)     32,443
Minority Interest...........................         593       500          --
                                              ----------  --------  ----------
Income Before Extraordinary Item............     107,124    58,103     341,578
Gain on Extraordinary Item, Net of Tax......       1,424        --          --
                                              ----------  --------  ----------
Net Income..................................  $  108,548  $ 58,103  $  341,578
                                              ==========  ========  ==========
Basic Earnings Per Share (Unaudited pro
 forma prior to the effective date of the
 Sedco Forex merger)
  Income Before Extraordinary Item..........  $     0.51  $   0.53  $     3.12
  Gain on Extraordinary Item, Net of Tax....        0.01        --          --
                                              ----------  --------  ----------
    Net Income..............................  $     0.52  $   0.53  $     3.12
                                              ==========  ========  ==========
Diluted Earnings Per Share (Unaudited pro
 forma prior to the effective date of the
 Sedco Forex merger)
  Income Before Extraordinary Item..........  $     0.50  $   0.53  $     3.12
  Gain on Extraordinary Item, Net of Tax....        0.01        --          --
                                              ----------  --------  ----------
    Net Income..............................  $     0.51  $   0.53  $     3.12
                                              ==========  ========  ==========
Weighted Average Shares Outstanding
 (Unaudited pro forma prior to the effective
 date of the Sedco Forex merger)
  Basic.....................................     210,419   109,564     109,564
                                              ----------  --------  ----------
  Diluted...................................     211,672   109,636     109,636
                                              ----------  --------  ----------

Dividends Paid Per Share....................  $     0.12  $     --  $       --

                            See accompanying notes.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               December 31,
                                                           ---------------------
                                                              2000       1999
                                                           ---------- ----------
                                                              (In thousands,
                                                            except share data)
                         ASSETS
Cash and Cash Equivalents................................  $   34,539 $  165,673
Accounts Receivable
  Trade..................................................     268,826    235,342
  Other..................................................      27,139     57,286
Materials and Supplies...................................      89,522     77,058
Deferred Income Taxes....................................      18,055     12,562
Other Current Assets.....................................      10,051     10,945
                                                           ---------- ----------
Total Current Assets.....................................     448,132    558,866
                                                           ---------- ----------
Property and Equipment...................................   6,003,224  5,498,116
Less Accumulated Depreciation............................   1,308,190  1,153,614
                                                           ---------- ----------
  Property and Equipment, net............................   4,695,034  4,344,502
                                                           ---------- ----------
Goodwill, net............................................   1,037,855  1,067,594
Investments in and Advances to Joint Ventures............     105,929    101,892
Other Assets.............................................      71,814     67,316
                                                           ---------- ----------
    Total Assets.........................................  $6,358,764 $6,140,170
                                                           ========== ==========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts Payable.........................................  $  135,557 $  144,538
Accrued Income Taxes.....................................     113,056    111,853
Current Portion of Long-Term Debt........................      23,120     78,584
Deferred Gain on Sale of Rigs............................      57,689     26,167
Other Current Liabilities................................     165,776    167,379
                                                           ---------- ----------
    Total Current Liabilities............................     495,198    528,521
                                                           ---------- ----------
Long-Term Debt...........................................   1,430,266  1,187,578
Deferred Income Taxes....................................     359,175    383,991
Deferred Gain on Sale of Rigs............................      12,090     69,779
Other Long-Term Liabilities..............................      57,928     60,162
                                                           ---------- ----------
    Total Long-Term Liabilities..........................   1,859,459  1,701,510
                                                           ---------- ----------
Commitments and Contingencies
Preference Shares, $0.10 par value; 50,000,000 shares
 authorized, none issued and outstanding.................          --         --
Ordinary Shares, $0.01 par value; 300,000,000 shares
 authorized, 210,710,363 shares issued and outstanding at
 December 31, 2000; 210,119,501 shares issued and
 outstanding at December 31, 1999........................       2,107      2,101
Additional Paid-in Capital...............................   3,918,717  3,908,038
Retained Earnings........................................      83,283         --
                                                           ---------- ----------
    Total Shareholders' Equity...........................   4,004,107  3,910,139
                                                           ---------- ----------
    Total Liabilities and Shareholders' Equity...........  $6,358,764 $6,140,170
                                                           ========== ==========

                            See accompanying notes.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EQUITY

                            Ordinary
                             Shares      Additional              Pre-
                         ---------------  Paid-in    Retained   Merger     Total
                         Shares   Amount  Capital    Earnings   Equity     Equity
                         -------  ------ ----------  --------  --------  ----------
                                 (In thousands, except per share data)
Balance at December 31,
 1997...................                                       $362,894  $  362,894
  Net income............                                        341,578     341,578
  Advances to related
   parties and other....                                       (140,090)   (140,090)
                         -------  ------ ----------  --------  --------  ----------
Balance at December 31,
 1998...................                                        564,382     564,382
  Net income............                                         58,103      58,103
  Advances from related
   parties and other....                                        299,578     299,578
  Merger with Transocean
   Offshore Inc......... 210,120  $2,101 $3,908,038            (922,063)  2,988,076
                         -------  ------ ----------  --------  --------  ----------
Balance at December 31,
 1999................... 210,120   2,101  3,908,038        --        --   3,910,139
  Net income............      --      --         --  $108,548        --     108,548
  Issuance of ordinary
   shares under stock-
   based compensation
   plans................     605       5     16,629        --        --      16,634
  Other.................     (15)      1     (5,950)       --        --      (5,949)
  Cash dividends ($0.12
   per share)...........      --      --         --   (25,265)              (25,265)
                         -------  ------ ----------  --------  --------  ----------
Balance at December 31,
 2000................... 210,710  $2,107 $3,918,717  $ 83,283  $     --  $4,004,107
                         =======  ====== ==========  ========  ========  ==========



                            See accompanying notes.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years ended December 31,
                                               -------------------------------
                                                 2000       1999       1998
                                               ---------  ---------  ---------
                                                      (In thousands)
Cash Flows from Operating Activities
  Net income.................................. $ 108,548  $  58,103  $ 341,578
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation and amortization.............   259,477    131,933    124,707
    Deferred income taxes.....................   (30,100)   (24,253)   (16,039)
    1999 and 1998 charges.....................        --     29,409     23,350
    Equity in earnings of joint ventures......    (9,393)    (5,610)    (5,389)
    (Gain) Loss from sale of assets...........   (15,025)     1,339         --
    Deferred income, net......................   (20,696)   (26,167)   (26,000)
    Deferred expenses, net....................   (18,594)        --         --
    Amortization of debt discount and issue
     costs....................................     9,433         --         --
    Tax benefit from exercise of stock
     options..................................     1,907         --         --
    Other, net................................    (6,965)      (238)        --
  Changes in operating assets and liabilities
    Accounts receivable.......................    (5,855)   100,547    (18,297)
    Accounts payable and accrued liabilities..   (58,649)   (22,505)    27,703
    Receivable/payable with related parties,
     net......................................        --     19,460      1,201
    Income taxes receivable/payable, net......     1,203    (21,504)    15,062
    Other current assets......................   (17,909)       123      5,538
                                               ---------  ---------  ---------
  Net Cash Provided by Operating Activities...   197,382    240,637    473,414
                                               ---------  ---------  ---------
Cash Flows from Investing Activities
  Capital expenditures........................  (574,703)  (537,029)  (424,749)
  Cash acquired in merger with Transocean
   Offshore Inc...............................        --    439,780         --
  Proceeds from sale of coiled tubing drilling
   services business..........................    24,871         --         --
  Other proceeds from disposal of assets,
   net........................................    56,269        693         --
  Other, net..................................       649      6,403      3,205
                                               ---------  ---------  ---------
  Net Cash Used in Investing Activities.......  (492,914)   (90,153)  (421,544)
                                               ---------  ---------  ---------
Cash Flows from Financing Activities
  Net proceeds from issuance of Zero Coupon
   Convertible Debentures.....................   489,081         --         --
  Net repayments on ABN Revolving Credit
   Agreement..................................   (54,900)        --         --
  Repayments on Secured Loan Agreement........  (235,174)        --         --
  Repayments on Secured Rig Financing.........   (16,504)   (15,303)   (59,406)
  Repayments on Notes Payable.................    (4,615)        --         --
  Proceeds from issuance of ordinary shares
   under stock-based compensation plans.......    14,402         --         --
  Dividends paid..............................   (25,265)        --         --
  Proceeds from debt to related parties.......        --    371,720    250,080
  Repayments of debt to related parties.......        --   (779,122)   (22,063)
  Advances and other (to) from related
   parties, net...............................        --    265,523   (140,090)
  Other, net..................................    (2,627)    (2,110)    (1,027)
                                               ---------  ---------  ---------
  Net Cash Provided by (Used in) Financing
   Activities.................................   164,398   (159,292)    27,494
                                               ---------  ---------  ---------
Net (Decrease) Increase in Cash and Cash
 Equivalents..................................  (131,134)    (8,808)    79,364
                                               ---------  ---------  ---------
Cash and Cash Equivalents at Beginning of
 Period.......................................   165,673    174,481     95,117
                                               ---------  ---------  ---------
Cash and Cash Equivalents at End of Period.... $  34,539  $ 165,673  $ 174,481
                                               =========  =========  =========

                            See accompanying notes.

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1--Principles of Consolidation

   Transocean Sedco Forex Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company," "we" or "our") is a leading international provider of offshore contract drilling services for oil and gas wells. The Company's mobile offshore drilling fleet is considered one of the most modern and versatile fleets in the world. The Company specializes in technically demanding segments of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services. As of December 31, 2000, the Company owned, had partial ownership interests in or operated 75 mobile offshore and barge drilling units (including four under construction). As of this date, the Company's active fleet consisted of 15 high-specification semisubmersibles, 29 other semisubmersibles, seven drillships, 17 jackup rigs, four drilling barges and three tenders. In addition, the fleet included one mobile offshore production unit and two land drilling rigs. The Company contracts its drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells.

   On December 31, 1999, the merger of Transocean Offshore Inc. and Sedco Forex Holdings Limited ("Sedco Forex") was completed. Sedco Forex was the offshore contract drilling service business of Schlumberger Limited ("Schlumberger") and was spun-off immediately prior to the merger transaction. As a result of the merger, Sedco Forex became a wholly owned subsidiary of Transocean Offshore Inc. which changed its name to Transocean Sedco Forex Inc. The merger was accounted for as a purchase, with Sedco Forex as the acquiror for accounting purposes.

   The balance sheets as of December 31, 2000 and 1999, the statement of cash flows and the statement of operations for the year ended December 31, 2000 represent the consolidated financial position, cash flows and results of operations of the merged company. The statements of cash flows and the statements of operations for the years ended December 31, 1999 and 1998, represent the cash flows and results of operations of Sedco Forex and not those of historical Transocean Offshore Inc. Intercompany transactions and accounts have been eliminated. The equity method of accounting is used for investments in joint ventures owned 50 percent or less.

   The combined financial statements for the periods prior to the Sedco Forex merger represent the offshore contract drilling service business of Schlumberger, which comprised certain businesses, operations, assets and liabilities of Sedco Forex and its subsidiaries and of Schlumberger and its subsidiaries, as defined in the Distribution Agreement (see Note 3). Although Sedco Forex was not a separate public company prior to the merger, the combined financial statements are presented as if Sedco Forex had existed as an entity separate from its parent, Schlumberger. The combined financial statements include the historical revenues and expenses and cash flows that were directly related to the offshore contract drilling service business of Schlumberger for the years ended December 31, 1999 and 1998 and have been prepared using Schlumberger's historical results of operations of Sedco Forex.

   Prior to the Sedco Forex merger, certain Schlumberger corporate expenses, including centralized research and engineering, legal, accounting, employee benefits, real estate, insurance, information technology services, treasury and other corporate and infrastructure costs, although not directly attributable to Sedco Forex's operations, were allocated to Sedco Forex on bases that Schlumberger and Sedco Forex considered to be a reasonable reflection of the utilization of services provided or the benefit received by Sedco Forex (see Note 17). The financial information for the period prior to the Sedco Forex merger included herein may not reflect the consolidated operating results and cash flows of Sedco Forex had it been a separate, stand-alone entity during the periods presented.

   Because Sedco Forex historically was not operated as a separate, stand-alone entity, and in many cases Sedco Forex's results were included in the consolidated financial statements of Schlumberger on a divisional basis, there are no separate meaningful historical equity accounts for Sedco Forex prior to the merger.

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

   Certain assets and liabilities included in the financial statements for the periods prior to the Sedco Forex merger, primarily associated with employee benefits, income taxes and balances due to or from Schlumberger companies other than Sedco Forex, were retained by Schlumberger in accordance with the Distribution Agreement (see Note 3).

Note 2--Summary of Significant Accounting Policies

   Accounting Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S.") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent liabilities. Actual results could differ from such estimates.

   Cash and Cash Equivalents--Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are highly liquid debt instruments with an original maturity of three months or less and consist of time deposits with a number of commercial banks with high credit ratings, Eurodollar time deposits, certificates of deposit and commercial paper. The Company may also invest excess funds in no-load, open-end, management investment trusts ("mutual funds"). The mutual funds invest exclusively in high quality money market instruments. Generally, the maturity date of the Company's investments is the next day of business.

   Materials and Supplies--Materials and supplies are carried at average cost less an allowance for obsolescence. Such allowance was $23.1 million and $23.3 million as of December 31, 2000 and 1999, respectively.

   Property and Equipment--Property and equipment, consisting primarily of offshore drilling rigs and related equipment, are carried at cost. Property and equipment obtained in the Sedco Forex merger (see Note 3) were recorded at fair value. The Company generally provides for depreciation on the straight-line method after allowing for salvage values. Expenditures for renewals, replacements and improvements are capitalized. Maintenance and repairs are charged to operating expense as incurred. Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

   As a result of the Sedco Forex merger, the Company conformed its policies relating to estimated rig lives and salvage values. Estimated useful lives of its offshore drilling units now range from 18 to 35 years, reflecting maintenance history and market demand for these drilling units, buildings and improvements from 10 to 30 years and machinery and equipment from four to 12 years. Depreciation expense for the year ended December 31, 2000 was reduced by approximately $71.9 million (net $0.34 per diluted share) as a result of conforming these policies.

   Goodwill--The excess of the purchase price over the estimated fair value of net assets acquired is accounted for as goodwill and is amortized on a straight-line basis over 40 years. The amortization period is based on the nature of the offshore drilling industry, long-lived drilling equipment and the long-standing relationships with core customers. Accumulated amortization as of December 31, 2000 totaled $26.7 million.

   Impairment of Long-Lived Assets--The carrying value of long-lived assets, principally goodwill and property and equipment, is reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For property and equipment held for use, the determination of recoverability is made based upon the estimated undiscounted future net cash flows of the related asset. Property and equipment held for sale are recorded at the lower of net book value or net realizable value. For goodwill, the determination of recoverability is made based upon a comparison of the Company's net book value to the value indicated by the market price of its equity securities.

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

   Operating Revenues and Expenses--Operating revenues are recognized as earned, based on contractual daily rates or on a fixed price basis. Turnkey profits are recognized on completion of the well and acceptance by the customer; however, provisions for losses are made on contracts in progress when losses are anticipated. In connection with drilling contracts, the Company may receive lump sum fees for the mobilization of equipment and personnel or for capital improvements to rigs. In connection with contracted mobilizations, revenues earned and related costs incurred are deferred and recognized over the primary contract term of the drilling project. Costs of relocating drilling units without contracts to more promising market areas are expensed as incurred. Upon completion of drilling contracts, any demobilization fees received are reflected in income, as are any related expenses. Capital upgrade fees received are deferred and recognized as revenue over the primary contract term of the drilling project. The actual cost incurred for the capital upgrade is depreciated over the estimated useful life of the asset. The Company incurs periodic survey and drydock costs in connection with obtaining regulatory certification to operate its rigs on an ongoing basis. Costs associated with these certifications are deferred and amortized over the period until the next survey.

   Capitalized Interest--Interest costs for the construction and upgrade of qualifying assets are capitalized. The Company capitalized interest costs on construction work in progress of $86.6 million, $27.2 million and $8.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

   Derivative Instruments--The Company, from time to time, may enter into a variety of derivative financial instruments in connection with the management of its exposure to fluctuations in foreign exchange rates and interest rates. The Company does not enter into derivative transactions for speculative purposes; however, for accounting purposes certain transactions may not meet the criteria for hedge accounting (see Note 7).

   Foreign Currency Translation--The U.S. dollar is the functional currency for the Company's foreign operations. Foreign currency exchange gains and losses are included in other income as incurred. Net foreign currency gains (losses) were $(1.4) million, $(0.8) million and $1.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

   Income Taxes--Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The income tax rates imposed by these taxing authorities vary substantially. Taxable income may differ from pre-tax income for financial accounting purposes. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the applicable tax rates in effect at year end. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. Prior to the Sedco Forex merger, the provision for income taxes in the combined financial statements was determined on a separate return basis (see Note 10).

   Segments--The Company's operations share similar economic characteristics and have been aggregated into one reportable segment. The Company operates in one industry segment, offshore contract drilling services. The Company provides these services with different types of offshore drilling equipment located in several geographic regions. The location of the Company's rigs and the allocation of resources to build or upgrade rigs is determined by the activities and needs of customers (see Note 15).

   Stock-Based Compensation--In accordance with the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations ("APB 25") in accounting for its employee stock-based compensation plans. Under APB 25, if the exercise price of employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized (see Note 12).

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

   Comprehensive Income--Comprehensive income is reported in accordance with SFAS No. 130, Reporting Comprehensive Income. There were no significant items of comprehensive income for the three years ended December 31, 2000.

   New Accounting Pronouncements--In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB 133, to delay the required effective date for adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments, hedging activities and decisions made by the Derivatives Implementation Group. The Company adopted SFAS No. 133 as of January 1, 2001. Because of the Company's limited use of derivatives to manage its exposure to fluctuations in foreign currency exchange rates and interest rates, the adoption of the new statement had no effect on the consolidated financial position or results of operations of the Company.

   In December 1999, the U.S. Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. This bulletin provides guidance on how the existing rules on revenue recognition should be applied. The Company adopted SAB No. 101 as of October 1, 2000 and evaluated its treatment of revenues related to contract preparation, mobilization and demobilization of drilling units. The adoption of the new guidelines had no material effect on the consolidated financial position or results of operations of the Company.

   Reclassifications--Certain reclassifications have been made to prior period amounts to conform with the current year presentation.

Note 3--Distribution, Spin-off and Merger

   Pursuant to the Distribution Agreement dated July 12, 1999 between Schlumberger and Sedco Forex ("Distribution Agreement"), Schlumberger separated and combined its offshore contract drilling service business under Sedco Forex. In December 1999, Schlumberger made a net capital contribution of $226.7 million to Sedco Forex to adjust Sedco Forex's level of indebtedness and cash balances to those required by the terms of the Distribution Agreement.

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

   On December 31, 1999, the merger of Transocean Offshore Inc. and Sedco Forex was completed. Under the terms of the Agreement and Plan of Merger dated July 12, 1999 among Schlumberger, Sedco Forex, Transocean Offshore Inc. and Transocean SF Limited, a wholly owned Transocean Offshore Inc. subsidiary, Transocean SF Limited merged with and into Sedco Forex, and Schlumberger shareholders exchanged all of the Sedco Forex shares distributed by Schlumberger for 109,564,268 ordinary shares of the Company, of which 145,102 ordinary shares were sold on the market for cash paid in lieu of fractional shares.

   The merger was accounted for as a purchase, with Sedco Forex as the acquiror for accounting purposes. The purchase price of $2.99 billion is comprised of the calculated market capitalization of Transocean

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

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

   Unaudited pro forma combined operating results of Sedco Forex and Transocean Offshore Inc. for the year ended December 31, 1999 assuming the acquisition was completed as of January 1, 1999, are summarized as follows:

                                                                Year ended
                                                             December 31, 1999
                                                           ---------------------
                                                           (In thousands, except
                                                              per share data)
      Operating revenues..................................      $1,579,058
      Operating income....................................         291,147
      Net income..........................................         237,898
      Earnings per share:
        Basic.............................................           $1.13
        Diluted...........................................            1.13

   The pro forma information includes adjustments for additional depreciation based on the fair market value of the drilling and other property and equipment acquired, the amortization of goodwill arising from the transaction, decreased interest expense for related party debt replaced by borrowings under the Term Loan Agreement (see Note 6) and related adjustments for income taxes. The pro forma information is not necessarily indicative of the results of operations had the transaction been effected on the assumed date or the results of operations for any future periods.

Note 4--Upgrade and Expansion of Drilling Fleet

   Capital expenditures, including capitalized interest, totaled $575 million during the year ended December 31, 2000 and included $98 million, $102 million, $85 million, $74 million and $108 million spent on the construction of the Sedco Express, Sedco Energy, Cajun Express, Discoverer Spirit and Discoverer Deep Seas, respectively. The Company also spent $51 million on the construction of the Trident 20 for the year ended December 31, 2000, which was partially offset by $30 million in client reimbursements for the estimated incremental costs to construct the rig in the Caspian Sea.

   At December 31, 2000, three high-specification semisubmersibles and one high-specification drillship were under construction.

Note 5--Asset Disposals

   In February 2000, the Company sold its coiled tubing drilling services business to Schlumberger. The net proceeds from the sale were $24.9 million and no gain or loss was recognized on the sale. The Company's interests in its Transocean-Nabors Drilling Technology L.L.C and DeepVision L.L.C. joint ventures were excluded from the sale.

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

   In July 2000, the Company sold a second-generation semisubmersible, the Transocean Discoverer. Net proceeds from the sale of the rig, which had been idle in the U.K. sector of the North Sea since February 2000, totaled $42.7 million and resulted in a net gain of $9.5 million, or $0.04 per diluted share.

Note 6--Debt

   Debt is comprised of the following:

                                                              December 31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
                                                             (In thousands)
Zero Coupon Convertible Debentures(1)....................  $ 497,660 $       --
Term Loan Agreement......................................    400,000    400,000
ABN Revolving Credit Agreement...........................    180,100    235,000
Secured Loan Agreement...................................         --    235,174
8.00% Debentures.........................................    197,856    197,774
7.45% Notes..............................................     94,139     93,916
Secured Rig Financing....................................     68,641     85,145
6.90% Notes Payable......................................     14,929     19,153
Other....................................................         61         --
                                                          ---------- ----------
Total Debt...............................................  1,453,386  1,266,162
Less Current Maturities..................................     23,120     78,584
                                                          ---------- ----------
Total Long-Term Debt..................................... $1,430,266 $1,187,578
                                                          ========== ==========

--------
(1) Net of unamortized discount and issue costs

   Zero Coupon Convertible Debentures--In May 2000, the Company issued zero coupon convertible debentures (the "convertible debentures") due May 2020 with a face value at maturity of $865.0 million. The convertible debentures were issued at a price to the public of $579.12 per convertible debenture and accrue original issue discount at a rate of 2.75 percent per annum compounded semiannually to reach a face value at maturity of $1,000 per convertible debenture. The Company will pay no interest on the convertible debentures prior to maturity and has the right to redeem the convertible debentures after three years for a price equal to the issuance price plus accrued original issue discount to the date of redemption. A convertible debenture holder has the right to require the Company to repurchase the convertible debentures on the third, eighth and thirteenth anniversary of issuance at the issuance price plus accrued original issue discount to the date of repurchase. The Company may pay this repurchase price with either cash or ordinary shares or a combination of cash and ordinary shares. The convertible debentures are convertible into ordinary shares of the Company at the option of the holder at any time at a ratio of 8.1566 shares per convertible debenture subject to adjustments if certain events take place. The indenture and supplemental indenture pursuant to which the convertible debentures were issued impose restrictions on certain actions by the Company, including creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions. The fair value of the convertible debentures at December 31, 2000 was approximately $509 million based on the estimated yield to maturity as of that date.

   Term Loan Agreement--The Company is a party to a $400 million unsecured five-year term loan agreement with a group of banks led by SunTrust Bank, Atlanta, as agent, dated as of December 16, 1999 (the "Term Loan Agreement"). Amounts outstanding under the Term Loan Agreement bear interest, at the Company's option, at a base rate or LIBOR plus a margin (0.45 percent per annum at December 31, 2000) that varies depending on the Company's senior unsecured public debt rating. No principal payments are required for the first two years, and the Company may prepay some or all of the debt at any time without premium or penalty. The Term Loan Agreement requires compliance with various restrictive covenants and provisions customary for an agreement of

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES this nature including an interest coverage ratio of not less than 3.00 to 1 and a leverage ratio of not greater than 40 percent, and limitations on mergers and sale of substantially all assets; permitted liens; subsidiary and certain other types of debt; transactions with affiliates; and sale/leaseback transactions. The carrying value of the term loan approximates fair value.

   Revolving Credit Agreements--The Company was a party to a $540 million revolving credit agreement with a group of banks led by ABN AMRO Bank, NV, as agent (the "ABN Revolving Credit Agreement"). Borrowings under the ABN Revolving Credit Agreement bore interest, at the Company's option, at a base rate or LIBOR plus a margin (0.20 percent per annum at December 31, 2000) that varied depending on the Company's funded debt to total capital ratio or its senior unsecured public debt rating. As of December 31, 2000, $180.1 million was outstanding and $359.9 million was available for additional borrowings under the ABN Revolving Credit Agreement. The carrying amount of the borrowings under the ABN Revolving Credit Agreement approximated fair value. On January 4, 2001, the Company terminated the ABN Revolving Credit Agreement and repaid the $180.1 million outstanding through funds borrowed under the Five-Year Revolver referred to below; accordingly, the $180.1 million due in 2002 was not classified as current because it was management's intent to refinance on a long-term basis.

   The Company is a party to a $550 million five-year revolving credit agreement (the "Five-Year Revolver") and a $250 million 364-day revolving credit agreement (the "364-Day Revolver") with a group of banks led by SunTrust Bank, Atlanta, as agent, dated as of December 29, 2000 (together the "SunTrust Revolving Credit Agreements") under which the Company may borrow or procure credit. On January 4, 2001, borrowings under the Five-Year Revolver were used to repay debt incurred under the ABN Revolving Credit Agreement. Through June 2001, amounts outstanding under the SunTrust Revolving Credit Agreements bear interest, at the Company's option, at a base rate or LIBOR plus a margin that is fixed at 0.45 percent per annum under the Five-Year Revolver and 0.475 percent per annum under the 364-Day Revolver. Subsequent to June 2001, the margin under the Five-Year Revolver will vary from 0.180 percent to 0.700 percent and the margin on the 364-Day Revolver will vary from
0.190 percent to 0.725 percent depending on the Company's senior unsecured public debt rating. A utilization fee fixed at 0.125 percent per annum during the first six months of 2001, and varying thereafter from 0.075 percent to
0.150 percent, depending on the Company's senior unsecured public debt rating, is payable if amounts outstanding under the Five-Year Revolver or the 364-Day Revolver are greater than $181.5 million or $82.5 million, respectively. The SunTrust Revolving Credit Agreements contain substantially the same restrictive covenants as are contained in the Term Loan Agreement.

   Secured Loan Agreement--The Company was a party to a $235.2 million secured five-year term loan agreement with a group of banks led by ABN AMRO Bank, NV, as agent, dated as of December 22, 1999 (the "Secured Loan Agreement"). Borrowings under the Secured Loan Agreement were used to repay debt incurred to construct the Discoverer Enterprise and upgrade the Transocean Amirante and were secured by both rigs. Approximately 91 percent of the amounts outstanding bore interest at a commercial paper rate plus a margin (0.31 percent per annum at December 31, 1999) while the remaining 9 percent of the amounts outstanding bore interest at LIBOR plus a margin (0.65 percent per annum at December 31, 1999). The floating rates under the Secured Loan Agreement were converted to a fixed rate of 6.9 percent per annum by the interest rate swap agreement described below (see Note 7).

   In January 2000, the Company agreed to cancel the remaining 14 months of a contract with a unit of BP for its semisubmersible rig, the Transocean Amirante, for a cash settlement of $25.1 million. The cash received was used to repay borrowings under the Secured Loan Agreement relating to the Transocean Amirante and the security interest in the rig was released by the banks. The interest rate swap agreement related to the Secured Loan Agreement was also amended to reflect the reduced amounts subject to the swap. In August 2000, the Company repaid all amounts outstanding under the Secured Loan Agreement using cash on hand and borrowings under the ABN Revolving Credit Agreement. The Company also terminated the related interest rate swap

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES agreement. The Company recognized an extraordinary gain, net of income taxes of $1.4 million, or $0.01 per diluted share, on this early termination of debt.

   Public Debt Offering--The Company has outstanding $300 million aggregate principal amount of senior, unsecured debt securities originally issued in a public offering in April 1997. The securities consist of $100 million aggregate principal amount of 7.45 percent notes due April 15, 2027 (the "Notes") and $200 million aggregate principal amount of 8.00 percent debentures due April 15, 2027 (the "Debentures"). Holders of the Notes may elect to have all or any portion of the Notes repaid on April 15, 2007 at 100 percent of the principal amount. The Notes, at any time after April 15, 2007, and the Debentures, at any time, may be redeemed at the Company's option at 100 percent of the principal amount plus a make-whole premium, if any, equal to the excess of the present value of future payments due under the Notes and Debentures using a discount rate equal to the then-prevailing yield of U.S. treasury notes for a corresponding remaining term plus 20 basis points over the principal amount of the security being redeemed. Interest is payable on April 15 and October 15 of each year. The indenture and supplemental indenture relating to the Notes and the Debentures limit the Company's ability to incur indebtedness secured by certain liens, engage in certain sale/leaseback transactions and engage in certain merger, consolidation or reorganization transactions. The Notes and Debentures were recorded at fair value as part of the Sedco Forex merger. The fair value of the Notes and Debentures at December 31, 2000 was approximately $103 million and $211 million, respectively, based on the estimated yield to maturity as of that date.

   Secured Rig Financing--The Company has outstanding $68.6 million of debt secured by the Trident IX and the Trident 16 (the "Secured Rig Financing"). Payments under these financing agreements include an interest component of
7.95 percent for the Trident IX and 7.20 percent for the Trident 16. The Trident IX facility expires in April 2003 while the Trident 16 facility expires in September 2004. The financing arrangements provide for a call right on the part of the Company to repay the financing prior to expiration of their scheduled terms and in some circumstances a put right on the part of the banks to require the Company to repay the financing. Under either circumstance, the Company would retain ownership of the rigs. The fair value of the Secured Rig Financing at December 31, 2000 was approximately $66 million based on the estimated yield to maturity as of that date.

   Notes Payable--The Company has outstanding $16.2 million aggregate principal amount of unsecured 6.90 percent notes due February 15, 2004 (the "notes payable") originally issued in a private placement. The note purchase agreement underlying the notes payable requires compliance with various restrictive covenants and provisions customary for an agreement of this nature and on substantially the same terms as those under the Term Loan Agreement. The notes payable were recorded at fair value as part of the Sedco Forex merger. The fair value of the notes payable at December 31, 2000 was approximately $16 million based on the estimated yield to maturity as of that date.

   Expected maturity of the face value of the Company's debt is as follows:

                                             Years ended December 31,
                         -----------------------------------------------------------------
                          2001     2002     2003     2004     2005   Thereafter   Total
                         ------- -------- -------- -------- -------- ---------- ----------
                                                  (In thousands)
Zero Coupon Convertible
 Debentures(1).......... $    -- $     -- $     -- $     -- $     -- $  865,000 $  865,000
Term Loan Agreement.....      --  100,000  150,000  150,000       --         --    400,000
ABN Revolving Credit
 Agreement..............      --       --       --       --  180,100         --    180,100
8.00% Debentures........      --       --       --       --       --    200,000    200,000
7.45% Notes.............      --       --       --       --       --    100,000    100,000
Secured Rig Financing...  18,505   19,381   13,988   16,739       --         --     68,613
6.90% Notes Payable.....   4,615    4,615    4,615    2,309       --         --     16,154
                         ------- -------- -------- -------- -------- ---------- ----------
Total Debt.............. $23,120 $123,996 $168,603 $169,048 $180,100 $1,165,000 $1,829,867
                         ======= ======== ======== ======== ======== ========== ==========

--------
(1) Net of unamortized discount and issue costs

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

   Letters of Credit--The Company had letters of credit outstanding at December 31, 2000 totaling $55.3 million, including a letter of credit relating to the legal dispute with Kvaerner Installasjon a.s ("Kvaerner") valued at $24.8 million and a letter of credit relating to the legal dispute with the Indian Customs Department, Mumbai valued at $10.7 million (see Note
11). The remaining amount guarantees various insurance, rig construction and contract bidding activities.

Note 7--Financial Instruments and Risk Concentration

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

   The Company's primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Foreign exchange derivative instruments, specifically, foreign exchange forward contracts, may be used to minimize foreign exchange risk in instances where the primary strategy is not attainable. A foreign exchange forward contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange.

   Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. At December 31, 2000 and 1999, there were no material unrealized gains or losses on open foreign exchange derivative hedges. Gains and losses on foreign exchange derivative instruments, which do not qualify as hedges for accounting purposes, are recognized currently based on the change in market value of the derivative instruments. As of December 31, 2000 and 1999, the Company did not have any foreign exchange derivative instruments not qualifying as accounting hedges.

   Interest Rate Risk--The Company, from time to time, may use interest rate swap agreements to effectively convert a portion of its floating rate debt to a fixed rate basis, reducing the impact of interest rate changes on future income. Interest rate swaps are designated as a hedge of underlying future interest payments. These agreements involve the exchange of amounts based on variable interest rates for amounts based on a fixed interest rate over the life of the agreement without an exchange of the notional amount upon which the payments are based. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. Gains and losses on terminations of interest rate swap agreements are deferred as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income. In August 2000, the Company terminated its interest rate swap agreements when it repaid all amounts outstanding under the Secured Loan Agreement (see Note 6). The Company recognized an extraordinary gain, net of income taxes of $1.4 million, on the early termination of debt which included a gain of $1.9 million relating to the termination of the interest rate swap agreements.

   Credit Risk--Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and trade receivables. It is the Company's practice to place its cash and cash equivalents in time deposits at commercial banks with high credit ratings or mutual funds, which invest exclusively in high quality money market instruments. In foreign locations, local financial institutions are generally utilized for local currency needs. The Company limits the amount of exposure to any one institution and does not believe it is exposed to any significant credit risk.

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

   The Company derives the majority of its revenue from services to international oil companies and government-owned and government-controlled oil companies. There are concentrations of receivables in various countries (see
Note 15). The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility. This allowance was approximately $24.3 million and $27.1 million as of December 31, 2000 and 1999, respectively. The Company is not aware of any significant credit risks relating to its customer base and does not generally require collateral or other security to support customer receivables.

   Labor Agreements--On a worldwide basis, the Company had approximately 19 percent of its employees working under collective bargaining agreements as of December 31, 2000, most of whom were working in Norway and Nigeria. Of these represented employees, a majority are working under agreements that are subject to salary negotiation in 2001.

Note 8--Other Current Liabilities

   Other current liabilities are comprised of the following:

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                                                               (In thousands)
      Accrued Payroll and Employee Benefits.................. $ 81,151 $ 63,082
      Contract Disputes and Legal Claims.....................   36,821   50,454
      Accrued Taxes, Other than Income.......................   13,024   14,390
      Deferred Revenue.......................................    9,241       --
      Accrued Interest.......................................    7,001   10,056
      Other..................................................   18,538   29,397
                                                              -------- --------
          Total Other Current Liabilities.................... $165,776 $167,379
                                                              ======== ========

Note 9--Supplemental Cash Flow Information

   Non-cash investing activities for the year ended December 31, 2000 included $45.0 million related to accruals of capital expenditures, which was primarily due to the settlement with DCN International ("DCN") (see Note 11). The accruals have been reflected in the consolidated balance sheets as an increase in Property and Equipment and Accounts Payable.

   Non-cash financing activities for the year ended December 31, 1999 included $2.99 billion related to the ordinary shares held by Transocean Offshore Inc. shareholders at the time of the Sedco Forex merger. Also included was $34.1 million of non-cash increases in equity advances from Schlumberger relating to balances retained under the Distribution Agreement (see Note 3). Non-cash investing activities for the year ended December 31, 1999 included $2.55 billion of net assets acquired in the Sedco Forex merger.

   Cash payments for interest were $81.3 million, $39.8 million and $21.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. Cash payments for income taxes, net, were $63.3 million, $35.3 million and $30.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Note 10--Income Taxes

   Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. There is no expected relationship between the provision for or benefit from income taxes and income or loss before income taxes because the countries have taxation regimes which vary not only with respect to nominal rate, but also in terms of the availability of deductions, credits and other benefits. Variations also arise because income earned and taxed in any particular country or countries may fluctuate from year to year. Transocean Sedco Forex Inc., a Cayman Islands company, is not subject to income tax in that jurisdiction. The effective tax rate for the years ended December 31, 2000, 1999 and 1998 was 25.1 percent, (19.0) percent and 8.7 percent, respectively.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

   The components of the provision for income taxes are as follows:

                                                  Years ended December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
                                                       (In thousands)
      Current provision......................... $ 66,542  $ 14,957  $ 48,482
      Deferred benefit..........................  (30,100)  (24,253)  (16,039)
                                                 --------  --------  --------
      Income tax expense (benefit) after
       extraordinary item.......................   36,442    (9,296)   32,443
      Tax effect of extraordinary item..........      257        --        --
                                                 --------  --------  --------
      Income Tax Expense (Benefit) before
      Extraordinary Item........................ $ 36,699  $ (9,296) $ 32,443
                                                 ========  ========  ========

   Significant components of deferred tax assets and liabilities are as follows:

                                                             December 31,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
                                                            (In thousands)
Deferred Tax Assets-Current
Accrued personnel taxes.................................. $   1,250  $   1,204
Accrued workers' compensation insurance..................     1,655        422
Other accruals...........................................    11,444      8,877
Retirement and benefit plan accruals.....................     1,126      2,831
Insurance accruals.......................................     1,075        420
Other....................................................     2,857        929
                                                          ---------  ---------
  Total Current Deferred Tax Assets......................    19,407     14,683
                                                          ---------  ---------
Deferred Tax Liabilities-Current
Deferred drydock.........................................    (1,352)    (2,121)
                                                          ---------  ---------
  Total Current Deferred Tax Liabilities.................    (1,352)    (2,121)
                                                          ---------  ---------
  Net Current Deferred Tax Assets........................ $  18,055  $  12,562
                                                          =========  =========
Deferred Tax Assets-Noncurrent
Net operating loss carryforwards......................... $  78,547  $  28,205
Foreign tax credit carryforwards.........................    12,350         --
Retirement and benefit plan accruals.....................     3,089      5,218
Other accruals...........................................     6,530     13,574
Deferred income and other................................     3,524        171
Valuation allowance for noncurrent deferred tax assets...   (24,660)        --
                                                          ---------  ---------
  Total Noncurrent Deferred Tax Assets...................    79,380     47,168
                                                          ---------  ---------
Deferred Tax Liabilities-Noncurrent
Depreciation and amortization............................  (383,211)  (358,705)
Deferred gains...........................................   (28,447)   (39,774)
Investment in subsidiaries...............................   (22,547)   (27,213)
Other....................................................    (4,350)    (5,467)
                                                          ---------  ---------
  Total Noncurrent Deferred Tax Liabilities..............  (438,555)  (431,159)
                                                          ---------  ---------
  Net Noncurrent Deferred Tax Liabilities................ $(359,175) $(383,991)
                                                          =========  =========

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

   Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the applicable tax rates in effect at year end. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized.

   In 2000, the Company provided a valuation allowance to offset deferred tax assets on net operating losses incurred during the year in certain jurisdictions where, in the opinion of management, it is more likely than not that the financial statement benefit of these losses will not be realized. In 1999, the Company did not provide a valuation allowance to offset its existing deferred tax assets because, in the opinion of management, it is more likely than not that these deferred tax assets will be realized. In the fourth quarter of 1998, the Company released the valuation allowance related to its U.K. tax loss carryforwards.

   The Company's net operating loss carryforwards include a tax effected U.S. loss of $25.7 million which will expire in 2020. The remaining $52.8 million of tax effected U.K. net operating losses do not expire. The Company's foreign tax credit carryforwards will expire in 2004.

   Transocean Sedco Forex Inc., a Cayman Islands company, is not subject to income taxes in the Cayman Islands. As of December 31, 2000, there is no Cayman Islands income or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by a Cayman Islands company or its shareholders. The Company has obtained an assurance from the Cayman Islands government under the Tax Concessions Law (1995 Revision) that, in the event that any legislation is enacted in the Cayman Islands imposing tax computed on profits or income, or computed on any capital assets, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, such tax shall not, until June 1, 2019, be applicable to the Company or to any of its operations or to the shares, debentures or other obligations of the Company. Therefore, under present law there will be no Cayman Islands tax consequences affecting distributions.

   The Company's income tax returns are subject to review and examination in the various jurisdictions in which the Company operates. Certain tax authorities have questioned the amounts of income and expense subject to tax in their jurisdiction for prior periods. The Company is currently contesting additional assessments which have been asserted and may contest any future assessments. In the opinion of management, the ultimate resolution of these asserted income tax liabilities will not have a material adverse effect on the Company's business, consolidated financial position or results of operations.

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

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

Note 11--Commitments and Contingencies

   Leases--The Company has operating lease commitments expiring at various dates, principally for real estate, office space, office equipment and rig bareboat charters. In addition to rental payments, some leases provide that the Company pay a pro rata share of operating costs applicable to the leased property. Future minimum payments for noncancellable operating leases are as follows:

                                                                   December 31,
                                                                  --------------
                                                                  (In thousands)
      2001.......................................................    $23,021
      2002.......................................................      4,811
      2003.......................................................      3,960
      2004.......................................................      2,911
      2005.......................................................      2,627
      Thereafter.................................................     10,847
                                                                     -------
        Total....................................................    $48,177
                                                                     =======

   Rental expense for all operating leases, including leases with terms of less than one year, was $50 million, $37 million and $56 million for the years ended December 31, 2000, 1999 and 1998, respectively.

   Upgrade and Expansion of Drilling Fleet--At December 31, 2000, the Company had firm commitments related to rig construction and upgrades totaling $44.9 million. In addition, the Company had firm commitments of approximately $20 million related to repairs to a rig damaged by fire. Such expenditures are expected to be recovered under the Company's insurance program.

   Legal Proceedings--During 1997, Kvaerner in Norway performed modification and refurbishment work on a high-specification semisubmersible drilling rig, the Transocean Leader. The amount owed with respect to such work is in dispute. A letter of credit valued at approximately $24.8 million as of December 31, 2000 has been posted pending the resolution of the dispute by agreement between the parties or by final judgment under the Norwegian judicial process. In September 1998, the Company instituted an action in the Norwegian courts alleging that it owes no additional amounts and that the letter of credit should be released. In March 1999, Kvaerner commenced proceedings in the Norwegian courts seeking judgment for approximately $33 million plus interest. The Company vigorously denies the material allegations of Kvaerner's petition and the matter was tried before the Norwegian courts during the fourth quarter of 2000. The Company is presently awaiting a decision by the court. Although the Company cannot predict with certainty the outcome of the dispute at this time, the Company does not expect the liability, if any, resulting from this matter to have a material adverse effect on its business or consolidated financial position.

   In 1990 and 1991, two of the Company's subsidiaries were served with various assessments collectively valued at approximately $7.4 million from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services. The Company believes that neither subsidiary is liable for the taxes and has contested the assessments in the Brazilian administrative and court systems. The proceeding with respect to a June 1991 assessment, which was valued at approximately $6.3 million, is now pending before the Brazil Supreme Court. The lower courts and the superior court of appeals have rejected the Company's arguments. An August 1990 assessment also had an unfavorable ruling at the first and second court levels and is being submitted to the Brazil Supreme Court. The Company is awaiting a ruling from the Taxpayer's Council as to an October 1990 assessment. If the Company's defenses are ultimately unsuccessful, the Company believes that the Brazilian government-controlled oil company, Petrobras, has a contractual obligation to reimburse the Company for municipal tax payments required to be paid by them. The Company does not expect the liability, if any, resulting from these assessments to have a material adverse effect on its business or consolidated financial position.

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

   Global Marine Drilling Company ("Global Marine") initiated an arbitration proceeding in London in December 1997 against a subsidiary of Sedco Forex. Global Marine alleged a claim for approximately $85 million (plus interest and costs) for an alleged late return of a chartered rig and for breach of maintenance obligations under the charter. In February 1998, the tribunal held that the charter expired January 20, 1998, plus time for physical delivery. The rig was not redelivered until May 1998. The Company settled the arbitration proceeding in November 2000 in exchange for a payment of $67.5 million.

   RIGCO North America, LLC ("RIGCO"), a subsidiary of Tatham Offshore Inc., filed suit in a Texas state court in July 1999 asserting various claims in connection with shipyard and rig management contracts for two rigs managed on behalf of RIGCO. As a result of the Sedco Forex merger, the Company assumed liability for these claims. RIGCO alleges breach of contract, negligence and fraud and claims damages of at least $51 million, plus exemplary damages, attorneys' fees and other unspecified damages. In August 1999, RIGCO filed for voluntary bankruptcy protection in the U.S. federal bankruptcy court sitting in Texas. As part of the bankruptcy proceedings, RIGCO filed a preference action in September 1999. RIGCO sought to avoid alleged transfers of approximately $4.2 million and to have those funds returned to the RIGCO bankruptcy estate. The bankruptcy has since been dismissed along with the preference action. The Company disputes RIGCO's allegations and is vigorously defending the case. The matter is presently set for trial in May 2001. Although the Company cannot predict the outcome of the dispute at this time, the Company does not expect that the liability, if any, resulting from this matter will have a material adverse effect on its business or consolidated financial position.

   The Indian Customs Department, Mumbai, filed a "show cause notice" against a subsidiary of Sedco Forex and various third parties on July 8, 1999. The show cause notice alleges that the entry into India and other subsequent movements of the Trident II jackup rig operated by the subsidiary constituted imports and exports for which proper customs procedures were not followed and that customs duties should have been paid, and seeks payment of customs duties, with interest and penalties, and confiscation of the rig. In connection with these allegations, the customs authorities confiscated the rig, which confiscation was stayed by application to the High Court, Mumbai, until one month following the order of the Customs Department in respect of the show cause notice. In January 2000, the Customs Department issued an order in respect of the show cause notice, directing the Company to pay an approximately $3.5 million redemption fee for the rig in lieu of confiscation and approximately $1.5 million in penalties in addition to the amount of customs duties owed, which were unspecified in the order. The Company disputes the ruling, and in February 2000, the Company filed an appeal with the Customs, Excise and Gold (Control) Appellate Tribunal ("CEGAT") together with an application to have the confiscation of the rig stayed pending the outcome of the appeal. In March 2000, the CEGAT ruled on the stay application, directing that the confiscation be stayed pending the appeal and setting the appeals hearing for June 2000. In connection with the stay, the tribunal ordered the Company to deposit approximately $0.7 million of the penalty amount specified in the January 2000 order and waived the remainder of the penalty and redemption fee pending the appeal. In addition, the CEGAT required the Company to post a guarantee of approximately $11.5 million covering the remainder of the penalty, redemption fee and customs duties owed, pending the appeal. The Company paid the deposit and posted the guarantee within the required time limit. CEGAT issued its opinion on the Company's appeal in the first quarter of 2001 and while it found that the rig was imported in 1988, the redemption fee and penalties were reduced to less than $0.1 million. CEGAT further sustained the Company's position regarding the value of the rig at the time of import thus limiting the Company's exposure as to custom duties. The Company believes that its customer would be responsible for such duties but, in any event, does not expect that the ultimate liability, if any, resulting from the matter will have a material adverse effect on its business or consolidated financial position.

   On July 25, 2000, the Company received notice of a request for arbitration from DCN. DCN is the shipyard located in Brest, France, with which the Company contracted the construction of two of the Company's Sedco Express-class semisubmersibles. DCN initiated arbitration of disputes stemming from certain variation orders

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES requested by DCN and rejected by the Company during construction of the units. The Company settled all claims with DCN in January 2001 and agreed to pay DCN 250 million French francs which was equivalent to $35.7 million as of such date.

   In January 2000, a pipeline in the U.S. Gulf of Mexico was damaged by an anchor from one of the Company's drilling rigs while the rig was under tow. The incident resulted in damage to offshore facilities, including a crude oil pipeline, the release of hydrocarbons from the damaged section of the pipeline and the shutdown of the pipeline and allegedly affected production platforms. All appropriate governmental authorities were notified, and the Company cooperated fully with the operator and relevant authorities in support of the remediation efforts. Certain owners and operators of the pipeline (Poseidon Oil Pipeline Company LLC, Equilon Enterprises LLC, Poseidon Pipeline Company, LLC and Marathon Oil Company) filed suit in March 2000 in federal court, Eastern District of Louisiana, alleging various damages in excess of $30 million. A second suit was filed by Walter Oil & Gas Corporation and certain other plaintiffs in Harris County, Texas alleging various damages in excess of $1.8 million. The Company has filed a limitation of liability proceeding in federal court, Eastern District of Louisiana, claiming benefit of various statutes providing limitation of liability for vessel owners, the result of which has been to stay the first two suits and to cause potential claimants (including the plaintiffs in the existing suits) to file claims in this proceeding. El Paso Energy Corporation, the owner/operator of the platform from which a riser was ripped from its hangars, and Texaco Exploration and Production Inc. have filed claims in the limitation of liability proceeding as well. The Company expects that existing insurance will substantially cover any potential liability associated with this matter and that the outcome of this matter will not have a material adverse effect on its business or consolidated financial position.

   The Company is a defendant in Bryant, et al. v. R&B Falcon Drilling USA, Inc., et al. in the United States District Court for the Southern District of Texas, Galveston Division. R&B Falcon Drilling USA is a wholly owned indirect subsidiary of R&B Falcon Corporation (together with its subsidiaries, unless the context requires otherwise, "R&B Falcon"). In this suit, the plaintiffs allege that R&B Falcon Drilling USA, the Company and a number of other offshore drilling contractors with operations in the U.S. Gulf of Mexico have engaged in a conspiracy to depress wages and benefits paid to their offshore employees. The plaintiffs contend that this alleged conduct violates federal antitrust law and constitutes unfair trade practices and wrongful employment acts under state law. The plaintiffs seek treble damages, attorneys' fees and costs on behalf of themselves and an alleged class of offshore workers, along with an injunction against exchanging certain wage and benefit information with other offshore drilling contractors named as defendants. The plaintiffs contend that actual damages to the alleged class will exceed $5 billion. A hearing has been set for the second quarter of 2001 to determine if the matter should proceed as a class action. The Company vigorously denies the plaintiff's allegations and does not expect that the outcome of this matter will have a material adverse effect on its business or consolidated financial position.

   The Company and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of the Company's business. The Company does not believe that ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on its business or consolidated financial position.

Note 12--Stock-Based Compensation Plans

   Long-Term Incentive Plan--The Company has an incentive plan for key employees and outside directors (the "Incentive Plan"). Under the Incentive Plan, awards can be granted in the form of stock options, restricted stock, stock appreciation rights ("SARs") and cash performance awards. As of December 31, 2000, the Company was authorized to grant up to (i) 12.9 million ordinary shares to employees; (ii) 400,000 ordinary shares to outside directors; and
(iii) 250,000 freestanding SARs to employees or directors under the

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

Incentive Plan. Options issued under the Incentive Plan have a 10 year term and become exercisable in three equal annual installments after the date of grant. On December 31, 1999, all unvested stock options and SARs and all unvested restricted shares granted after April 1996 became fully vested as a result of the Sedco Forex merger. At December 31, 2000, there were approximately 6.9 million total shares available for future grants.

   Prior to the spin-off (see Note 3), key employees of Sedco Forex were granted stock options at various dates under the Schlumberger stock option plans. For all of the stock options granted under such plans, the exercise price of each option equaled the market price of Schlumberger stock on the date of grant, each option's maximum term was 10 years and the options generally vested in 20 percent increments over five years. Fully vested options held by Sedco Forex employees at the date of the spin-off will lapse in accordance with their provisions. Non-vested options were terminated and fully vested stock options to purchase ordinary shares of Transocean Sedco Forex Inc. were granted under a new plan (the "SF Plan"). Certain Sedco Forex employees did not join the Company; therefore, their options remained unchanged under the Schlumberger stock option plans.

   The following table summarizes option activities:

                           Number of     Weighted-
                             Shares       Average
                          Under Option Exercise Price
                          ------------ --------------
Schlumberger Options
Outstanding at December
 31, 1997...............     798,320       $43.60
Granted.................      14,500        78.38
Exercised...............     (49,900)       30.31
                           ---------       ------
Outstanding at December
 31, 1998...............     762,920        45.13
Granted.................     121,250        56.83
Exercised...............    (216,616)       33.38
Unvested options
 terminated.............    (282,000)       61.23
Options retained by
 Schlumberger...........    (385,554)       48.56
                           ---------       ------
Outstanding at December
 31, 1999...............          --       $   --
                           =========       ======
Transocean Sedco Forex
 Inc. Options
Options outstanding at
 time of Sedco Forex
 merger.................   2,747,773       $25.04
Options issued under the
 SF Plan................     491,645        34.09
Options issued under the
 Incentive Plan.........      20,000        33.69
                           ---------       ------
Outstanding at December
 31, 1999...............   3,259,418        26.46
Granted.................   1,636,918        37.30
Exercised...............    (499,428)       23.99
Unvested options
 terminated.............     (22,500)       37.00
                           ---------       ------
Outstanding at December
 31, 2000...............   4,374,408       $30.74
                           =========       ======


Exercisable at December
 31, 1998...............     444,220       $35.80
Exercisable at December
 31, 1999...............   3,239,418       $26.41
Exercisable at December
 31, 2000...............   2,754,073       $26.91

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

   The following table summarizes information about stock options outstanding at December 31, 2000:

                                     Options Outstanding          Options Exercisable
   Range of     Weighted-Average ---------------------------- ----------------------------
   Exercise        Remaining       Number    Weighted-Average   Number    Weighted-Average
    Prices      Contractual Life Outstanding  Exercise Price  Outstanding  Exercise Price
   --------     ---------------- ----------- ---------------- ----------- ----------------
$ 8.38--$19.17     3.73 years       467,563       $ 9.96         467,563       $ 9.96
$23.44--$34.63     6.97 years     1,770,811       $26.12       1,757,476       $26.06
$37.00--$56.31     8.62 years     2,136,034       $39.13         529,034       $44.71

   At December 31, 2000, there were 77,631 restricted ordinary shares and 79,185 SARs outstanding under the Incentive Plan.

   Employee Stock Purchase Plan--The Company provides a stock purchase plan (the "Stock Purchase Plan") for certain full-time employees. Under the terms of the Stock Purchase Plan, employees can choose each year to have between two and 20 percent of their annual base earnings withheld to purchase up to $25,000 of the Company's ordinary shares. The purchase price of the stock is 85 percent of the lower of its beginning-of-year or end-of-year market price. As of December 31, 2000, up to 750,000 ordinary shares were reserved for issuance pursuant to the Stock Purchase Plan.

   As discussed in Note 2, APB 25 and related interpretations are applied in accounting for stock-based compensation plans. If compensation expense for stock options granted under the Schlumberger stock option plans for the years ended December 31, 1999 and 1998 and the Incentive Plan and the Stock Purchase Plan for the year ended December 31, 2000, were recognized using the alternative fair value method of accounting under SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                      Years ended December 31,
                                                      -------------------------
                                                        2000    1999     1998
                                                      -------- ------- --------
                                                           (In thousands)
   Net Income
     As Reported..................................... $108,548 $58,103 $341,578
     Pro Forma.......................................  101,454  56,274  339,537
   Basic Earnings Per Share
    (Unaudited pro forma prior to the effective date
     of the Sedco Forex merger)
     As Reported..................................... $   0.52 $  0.53 $   3.12
     Pro Forma.......................................     0.48    0.51     3.10
   Diluted Earnings Per Share
    (Unaudited pro forma prior to the effective date
     of the Sedco Forex merger)
     As Reported..................................... $   0.51 $  0.53 $   3.12
     Pro Forma.......................................     0.48    0.51     3.10

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

   The above pro forma amounts are not indicative of future pro forma results. The fair value of each option grant under the Schlumberger stock option plans for the years ended December 31, 1999 and 1998 and the Incentive Plan for the year ended December 31, 2000, are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998:


                                  2000            1999            1998
                                ---------       ---------       ---------
   Dividend yield.............       0.25%           0.75%           0.75%
   Expected price volatility
    range.....................      46-47%          26-27%          21-25%
   Risk-free interest rate
    range.....................  6.13-6.56%      4.86-5.22%      4.35-5.62%
   Expected life of options...       4.00 years      5.60 years      5.02 years
   Weighted-average fair value
    of options granted........  $   15.21       $   18.31       $   23.18

   The fair value of each option grant under the Stock Purchase Plan for the year ended December 31, 2000, is estimated using the following weighted-average assumptions for grants in 2000:

                                                                     2000
                                                              ------------------
   Dividend yield............................................        0.25%
   Expected price volatility range...........................         50%
   Risk-free interest rate range.............................        5.64%
   Expected life of options.................................. Less than one year
   Weighted-average fair value of options granted............       $7.67

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

Note 13--Retirement Plans and Other Postemployment Benefits

   Qualified Defined Benefit Pension Plans--The change in benefit obligation, change in plan assets and funded status for the year ended December 31, 2000 is shown in the table below. These changes are not presented for the year ended December 31, 1999 because, pursuant to the Distribution Agreement (see
Note 3), Schlumberger retained the benefit obligation and plan assets related to the Sedco Forex employees prior to the merger.

                                                               December 31, 2000
                                                               -----------------
                                                                (In thousands)
Change in benefit obligation
Benefit obligation at beginning of year.......................     $133,301
Service cost..................................................        9,479
Interest cost.................................................        9,121
Actuarial losses..............................................        4,059
Plan settlements..............................................      (17,437)
Benefits paid.................................................       (4,939)
                                                                   --------
  Benefit obligation at end of year...........................     $133,584
                                                                   --------
Change in plan assets
Fair value of plan assets at beginning of year................     $134,377
Actual return on plan assets..................................         (486)
Company contributions.........................................        8,762
Benefits paid.................................................      (24,984)
                                                                   --------
  Fair value of plan assets at end of year....................     $117,669
                                                                   --------
Funded status.................................................     $(15,915)
Unrecognized net actuarial gain...............................       10,346
Unrecognized prior service cost...............................          165
                                                                   --------
  Accrued pension liability...................................     $ (5,404)
                                                                   ========
Comprised of:
  Prepaid benefit cost........................................     $ 18,893
  Accrued benefit liability...................................      (24,297)
                                                                   --------
    Accrued pension liability.................................     $ (5,404)
                                                                   ========

Weighted-average assumptions

                                                             As of December 31,
                                                             -------------------
                                                               2000      1999
                                                             --------- ---------
Discount rate...............................................     7.36%     7.75%
Expected return on plan assets..............................     8.69%      9.0%
Rate of compensation increase...............................     5.83%      4.5%

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

   Net periodic benefit cost included the following components:

                                                    Years ended December 31,
                                                    ----------------------------
                                                      2000      1999     1998
                                                    ---------  -------- --------
                                                         (In thousands)
Components of Net Periodic Benefit Cost
Service cost....................................... $   9,479  $   689  $   396
Interest cost......................................     9,121      548      460
Expected return on plan assets.....................    (8,856)    (575)    (485)
Amortization of transition asset...................        --       (6)      (6)
Amortization of prior service cost.................        17       44       43
Recognized net actuarial gains.....................    (1,020)      --       --
Early retirement charge............................        --      134       --
                                                    ---------  -------  -------
  Benefit cost..................................... $   8,741  $   834  $   408
                                                    =========  =======  =======

   The aggregate projected benefit obligation and fair value of plan assets for plans with projected benefit obligations in excess of plan assets were $48.8 million and $15.0 million, respectively, at December 31, 2000.

   The aggregate accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $16.2 million and $4.0 million, respectively, at December 31, 2000.

   The aggregate projected benefit obligation, fair value of plan assets and funded status were $133.3 million, $134.4 million and $1.1 million, respectively, at December 31, 1999.

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

   Postretirement Benefits Other Than Pensions--The change in benefit obligation, change in plan assets and funded status for the year ended December 31, 2000 is shown in the table below. This change is not presented for the year ended December 31, 1999 because Schlumberger retained the postretirement benefit obligation for retirees and fully eligible participants of the plan, which amounted to approximately $4 million at December 31, 1999.

                                                               December 31, 2000
                                                               -----------------
                                                                (In thousands)
Change in benefit obligation
Benefit obligation at beginning of year.......................     $  8,676
Service cost..................................................          245
Interest cost.................................................          838
Actuarial losses..............................................        2,412
Participants contributions....................................           50
Plan amendments...............................................          393
Benefits paid.................................................         (608)
                                                                   --------
  Benefit obligation at end of year...........................     $ 12,006
                                                                   --------
Change in plan assets
Fair value of plan assets at beginning of year................     $    640
Actual return on plan assets..................................          171
Company contributions.........................................          394
Participants contributions....................................           50
Benefits paid.................................................         (608)
                                                                   --------
  Fair value of plan assets at end of year....................     $    647
                                                                   --------
Funded status.................................................     $(11,359)
Unrecognized net actuarial gain...............................          998
Unrecognized prior service cost...............................          355
                                                                   --------
  Postretirement benefit liability............................     $(10,006)
                                                                   ========

Weighted-average assumptions
                                                             As of December 31,
                                                             -------------------
                                                               2000      1999
                                                             --------- ---------
Discount rate...............................................     7.25%     7.75%
Expected return on plan assets..............................     7.00%       N/A
Rate of compensation increase...............................     5.50%       N/A

   Net periodic benefit cost included the following components:

                                                               Years ended
                                                               December 31,
                                                             ------------------
                                                              2000   1999  1998
                                                             ------  ----  ----
                                                              (In thousands)
Components of Net Periodic Benefit Cost
Service cost................................................ $  245  $207  $136
Interest cost...............................................    838   346   295
Amortization of prior service cost..........................     38    (4)   (4)
Amortization of unrecognized net gain.......................     (7)  (41)  (61)
Expected return on plan assets..............................    (47)   --    --
                                                             ------  ----  ----
  Benefit Cost.............................................. $1,067  $508  $366
                                                             ======  ====  ====

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

   For measurement purposes, the rate of increase in the per capita costs of covered health care benefits was assumed to be 7.35 percent in 2000, decreasing gradually to 5.25 percent by the year 2003.

   The assumed health care cost trend rate has significant impact on the amounts reported for postretirement benefits other than pensions. A one-percentage point change in the assumed health care trend rate would have the following effects:

                                                            One-       One-
                                                         Percentage Percentage
                                                           Point      Point
                                                          Increase   Decrease
                                                         ---------- ----------
                                                            (In thousands)
Effect on total service and interest cost components in
 2000...................................................   $  110     $ (88)
Effect on postretirement benefit obligations as of
 December 31, 2000......................................   $1,037     $(850)

   The aggregate accumulated postretirement benefit obligation, fair value of plan assets and funded status were $8.7 million, $0.6 million and $(8.1) million at December 31, 1999.

   Defined Contribution Plans--The Company provides a defined contribution pension and savings plan covering senior non-U.S. field employees working outside the United States. Contributions and costs are determined as 4.5 percent to 6.5 percent of each covered employee's salary, based on years of service. In addition, the Company sponsors a U.S. defined contribution savings plan. It covers certain employees and limits Company contributions to no more than 4.5 percent of each covered employee's salary, based on the employee's contribution. The Company also sponsors various other defined contribution plans worldwide. The Company recorded approximately $11.5 million of expense related to its defined contribution plans for the year ended December 31, 2000.

   Pursuant to an employee matters agreement with Schlumberger, Schlumberger will continue to maintain various non-U.S. defined benefit and defined contribution plans. Expenses for these funds were immaterial for each of the two years ended December 31, 1999.

   Deferred Compensation Plan--The Company provides a Deferred Compensation Plan (the "Plan"). The Plan's primary purpose is to provide tax-advantageous asset accumulation for a select group of management, highly compensated employees and non-employee members of the Board of Directors of the Company.

   Eligible employees who enroll in the Plan may elect to defer up to a maximum of 90 percent of base salary, 100 percent of any future performance awards, 100 percent of any special payments and 100 percent of directors' meeting fees and annual retainers; however, the Administrative Committee (three individuals appointed by the Compensation Committee of the Board of Directors) may, at its discretion, establish minimum amounts that must be deferred by anyone electing to participate in the Plan. In addition, the Compensation Committee may authorize employer contributions to participants and the Chief Executive Officer of the Company (with Compensation Committee approval) is authorized to cause the Company to enter into "Deferred Compensation Award Agreements" with such participants. There were no employer contributions to the Plan during the year ending December 31, 2000.

Note 14--Investments in and Advances to Joint Ventures

   The Company has a 25 percent interest in Sea Wolf Drilling Limited ("Sea Wolf"). In September 1997, Sedco Forex sold two semisubmersible rigs, the Drill Star and Sedco Explorer, to Sea Wolf. The rigs are operated by the Company under bareboat charters. The sale resulted in a deferred gain of $157 million which is being amortized to operating and maintenance expense over the six year life of the bareboat charter (see Note 20).

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

   The Company has a 50 percent interest in Overseas Drilling Limited ("ODL"), which owns the high-specification drillship, Joides Resolution. The drillship is contracted to perform drilling and coring operations in deep waters worldwide for the purpose of scientific research. The Company manages and operates the vessel on behalf of ODL.

   The Company has a 24.89 percent interest in Arcade Drilling as ("Arcade"), a Norwegian offshore drilling company. Arcade owns two high-specification semisubmersible rigs, the Henry Goodrich and Paul B. Loyd, Jr. The investment in Arcade was recorded at fair value as part of the Sedco Forex merger. At December 31, 2000, the difference between the book value of the Company's investment in Arcade and the Company's share of Arcade's underlying equity is approximately $26.6 million. This difference is being amortized over a period of 25 years. R&B Falcon has a controlling interest in Arcade.

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

Note 15--Segments, Geographical Analysis and Major Customers

   The Company operates in one industry segment, offshore contract drilling services. For the year ended December 31, 2000, Statoil, BP and Petrobras accounted for approximately 16.8 percent, 14.4 percent and 12.5 percent, respectively, of the Company's operating revenues. For the years ended December 31, 1999 and 1998, the Royal Dutch Shell Group accounted for approximately 16.2 percent and 19.2 percent, respectively, of the Company's operating revenues. The loss of these or other significant customers could have a material adverse effect on the Company's results of operations.

   Operating revenues and long-lived assets by country are as follows:

                                                  Years ended December 31,
                                              ---------------------------------
                                                 2000       1999        1998
                                              ---------- ----------- ----------
                                                       (In thousands)
Operating Revenues
  United States.............................. $  265,032 $     1,993 $   36,911
  Norway.....................................    248,462          --         --
  United Kingdom.............................    158,903     124,918    344,061
  Brazil.....................................    153,581      60,607     79,780
  Nigeria....................................     76,232      69,326    118,935
  Indonesia..................................     54,657      88,158    124,904
  Angola.....................................     47,632      53,107     75,529
  Australia..................................     40,190      62,347     91,108
  Rest of the World..........................    184,824     187,780    219,295
                                              ---------- ----------- ----------
    Total Operating Revenues................. $1,229,513 $   648,236 $1,090,523
                                              ========== =========== ==========
Long-Lived Assets
  United States.............................. $2,038,845 $ 1,372,224 $   37,658
  Spain......................................    777,599     193,675         --
  Norway.....................................    657,265     705,122         --
  United Kingdom.............................    504,838     630,086    148,808
  Brazil.....................................    383,794     386,568     84,126
  Congo......................................     55,824      35,519     59,785
  Angola.....................................     36,159      25,740     51,552
  Singapore..................................      8,485     212,986     62,519
  France.....................................      6,813     492,400    225,000
  Goodwill (a)...............................  1,037,855   1,067,594         --
  Rest of the World..........................    403,155     459,390    288,778
                                              ---------- ----------- ----------
  Total Long-Lived Assets.................... $5,910,632 $ 5,581,304 $  958,226
                                              ========== =========== ==========

--------
(a) Goodwill resulting from the Sedco Forex merger has not been allocated to individual countries.

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

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

Note 16--1999 and 1998 Charges

   Operating and maintenance expense for the years ended December 31, 1999 and 1998 included charges totaling $42.0 million and $23.4 million, respectively. Reduced exploration and development activity by customers, resulting from a period of low oil prices from late 1997 through early 1999 and industry consolidation over the same time period, resulted in a slowdown in the offshore drilling industry during 1998 and 1999. As a result of this slowdown, approximately 1,000 operating personnel were determined to be redundant, and charges associated with termination and severance benefits of $13.2 million and $3.6 million were recognized during 1999 and 1998, respectively. Substantially all of these employees had been terminated and severance and termination costs had been paid as of December 31, 1999. Provisions for potential legal claims of $28.8 million and $10.0 million were recognized during 1999 and 1998, respectively (see Note 11). Asset impairment charges of $9.8 million were recognized in 1998 related to assets retired from the active fleet.

Note 17--Related Party Transactions

   In certain countries prior to the Sedco Forex merger, Sedco Forex participated in Schlumberger's centralized treasury and cash processes. In these countries, cash was managed either through zero balance accounts or an interest-bearing offsetting mechanism. Cash disbursements for operations, acquisitions and other investments were funded as needed from Schlumberger.

   The financials statements for the years ended December 31, 1999 and 1998 included allocations from Schlumberger of certain corporate expenses, including centralized research and engineering, legal, accounting, employee benefits, real estate, insurance, information technology services, treasury and other corporate and infrastructure costs. Although not directly attributable to Sedco Forex's operations, these expenses were allocated to Sedco Forex on bases that Schlumberger and Sedco Forex considered to be a reasonable reflection of the utilization of services provided or the benefit received by Sedco Forex. The allocation methods included relative revenues, headcount, square footage, transaction processing costs, adjusted operating expenses and others. These allocations resulted in charges being recorded in the consolidated statements of operations, as follows:

                                                                 Years Ended
                                                                 December 31,
                                                               ----------------
                                                                 1999    1998
                                                               -------- -------
                                                                (In thousands)
      Operating and maintenance............................... $ 56,184 $78,350
      General and administrative..............................    7,978   9,433
                                                               -------- -------
                                                               $ 64,162 $87,783
                                                               ======== =======

   The Company incurred expenses amounting to approximately $9 million for the year ended December 31, 2000 for transitional services provided by Schlumberger.

   During 1999, Sedco Forex had long-term debt due to Schlumberger. These loans bore interest at rates based on 50 basis points over LIBOR and were used to finance both Sedco Forex's existing fleet of rigs and ongoing major construction projects. Interest expense on related party indebtedness aggregated $26 million and $11 million for 1999 and 1998, respectively. On December 31, 1999, the Company repaid these loans in connection with the Sedco Forex merger.

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

Note 18--Earnings Per Share

   The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows:

                                                     Years ended December 31,
                                                     -------------------------
                                                       2000    1999     1998
                                                     -------- ------- --------
                                                     (In thousands, except per
                                                            share data)
Income Before Extraordinary Item.................... $107,124 $58,103 $341,578
Gain on Extraordinary Item, Net of Tax..............    1,424      --       --
                                                     -------- ------- --------
Net Income.......................................... $108,548 $58,103 $341,578
                                                     ======== ======= ========
Weighted Average Shares Outstanding
(Unaudited pro forma prior to the effective date of
 the Sedco Forex merger)
Shares for basic earnings per share.................  210,419 109,564  109,564
Effect of dilutive securities:
  Employee stock options and unvested stock grants..    1,253      72       72
                                                     -------- ------- --------
Adjusted weighted-average shares and assumed
 conversions for diluted earnings per share.........  211,672 109,636  109,636
                                                     ======== ======= ========
Basic Earnings Per Share
(Unaudited pro forma prior to the effective date of
 the Sedco Forex merger)
  Income Before Extraordinary Item.................. $   0.51 $  0.53 $   3.12
  Gain on Extraordinary Item, Net of Tax............     0.01      --       --
                                                     -------- ------- --------
  Net Income........................................ $   0.52 $  0.53 $   3.12
                                                     ======== ======= ========
Diluted Earnings Per Share
(Unaudited pro forma prior to the effective date of
 the Sedco Forex merger)
  Income Before Extraordinary Item.................. $   0.50 $  0.53 $   3.12
  Gain on Extraordinary Item, Net of Tax............     0.01      --       --
                                                     -------- ------- --------
  Net Income........................................ $   0.51 $  0.53 $   3.12
                                                     ======== ======= ========

   Ordinary shares subject to issuance pursuant to the conversion features of the convertible debentures (see Note 6) are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share because the effect of including those shares is anti-dilutive.

   Sedco Forex did not have a separate capital structure prior to the spin-off from Schlumberger and merger with Transocean Offshore Inc. Accordingly, historical earnings per share has not been presented for the periods prior to the merger (see Note 1). Unaudited pro forma earnings per share for each period presented was calculated using the Transocean Sedco Forex Inc. ordinary shares issued pursuant to the merger agreement and the dilutive effect of Transocean Sedco Forex Inc. stock options granted to former Sedco Forex employees at the time of the merger, as applicable.

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES

Note 19--Quarterly Results (Unaudited)

   Shown below are selected unaudited quarterly data:

                 Quarter                    First    Second   Third    Fourth
                 -------                   -------- -------- -------- --------
                                             (In thousands, except per share
                                                          data)
2000
  Operating Revenues...................... $300,849 $299,243 $314,483 $314,938
  Operating Income (Loss) (a)(b)..........   37,591   43,178   60,047   (7,733)
  Income (Loss) Before Extraordinary Item
   (b)....................................   32,477   35,943   47,854   (9,150)
  Net Income (Loss) (b)...................   32,477   35,943   49,278   (9,150)
  Basic Earnings (Loss) Per Share (b)
    Income (Loss) Before Extraordinary
     Item................................. $   0.15 $   0.17 $   0.22 $  (0.04)
  Diluted Earnings (Loss) Per Share (b)
    Income (Loss) Before Extraordinary
     Item................................. $   0.15 $   0.17 $   0.22 $  (0.04)
  Weighted Average Shares Outstanding
    Shares for basic earnings per share...  210,153  210,387  210,526  210,605
    Shares for diluted earnings per
     share................................  211,048  211,700  212,016  210,605
1999
  Operating Revenues...................... $189,158 $162,432 $165,250 $131,396
  Operating Income (Loss) (a)(c)..........    7,767   32,402   29,338  (20,163)
  Net Income (Loss) (c)...................   11,336   27,358   31,804  (12,395)
  Unaudited Pro Forma Basic and Diluted
   Earnings (Loss) Per Share (c)(d)
    Net Income (Loss)..................... $   0.10 $   0.25 $   0.29 $  (0.11)
  Unaudited Pro Forma Weighted Average
   Shares Outstanding(d)

    Shares for basic earnings per share......... 109,564 109,564 109,564 109,564
    Shares for diluted earnings per share....... 109,636 109,636 109,636 109,636

--------
(a) First and second quarter 2000 and third and fourth quarter 1999 included certain reclassifications for minority interest and gain (loss) from sale of assets to conform with the current presentation.
(b) Third quarter 2000 included an extraordinary gain of $1.4 million, net of income taxes, relating to the early termination of debt. Fourth quarter 2000 included charges totaling $37.2 million related to the settlement of an arbitration proceeding with Global Marine and a $6.7 million ($4.8 million after taxes) increase in provisions for legal claims.
(c) First quarter 1999 included charges totaling $42.0 million ($32.5 million after taxes) for severance liabilities and provisions for potential legal claims. Fourth quarter 1999 included charges totaling $13.4 million for provisions for doubtful accounts receivable in West Africa and dayrate contract penalties in Brazil.
(d) Unaudited pro forma earnings per share was calculated using the Transocean Sedco Forex Inc. ordinary shares issued pursuant to the Sedco Forex merger agreement and the dilutive effect of Transocean Sedco Forex Inc. stock options granted to former Sedco Forex employees at the time of the Sedco Forex merger, as applicable.

Note 20--Subsequent Events (Unaudited)

   Merger with R&B Falcon--On January 31, 2001, the Company announced the closing of its merger with R&B Falcon, creating the world's largest offshore drilling contractor. R&B Falcon's operating revenues for the year ended December 31, 2000 were approximately $1.1 billion. Pursuant to the merger agreement, the Company issued approximately 106 million ordinary shares to R&B Falcon shareholders at the exchange ratio of 0.5 shares of the Company's shares for each share of R&B Falcon. Following the merger, the Company's ordinary shares issued and outstanding were approximately 317 million. The purchase price was approximately $6.7 billion using the number of the Company's ordinary shares to be issued in the merger and the average closing price of the Company's ordinary shares for a period immediately before and after the date the merger was announced, plus

                 TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES estimated direct costs and the estimated fair value of R&B Falcon stock options and warrants assumed in the merger. The assets and liabilities of R&B Falcon will be recorded at their estimated fair values at the date of the merger, with the excess of the purchase price over the sum of such fair values recorded as goodwill.

   Sale of Rigs by Sea Wolf Joint Venture--In February 2001, Sea Wolf, a joint venture in which the Company holds a 25 percent interest sold two semisubmersible rigs, the Drill Star and Sedco Explorer. The Company will accelerate the amortization of deferred gains relating to both rigs, which are derived from the original sale of the rigs by the Company to the joint venture. This will result in the recognition of an incremental pre-tax gain of approximately $27 million during the first quarter of 2001. The Company will continue to operate the Drill Star, which has been renamed the Pride North Atlantic, under a bareboat charter agreement until approximately September 2001. The amortization of the Drill Star's deferred gain will continue through September and will produce incremental gains totaling an estimated $12 million in both the second and third quarters of 2001. The Company's bareboat charter on the Sedco Explorer has been terminated.

   Collection of Previously Reserved Receivables--In February 2001, the Company received approximately $10 million in payment of certain trade receivables relating to Nigerian operations. These receivables had been fully reserved in 1999.

   Tender Offer, Redemption and Bridge Facility--On March 5, 2001, the Company entered into a $1.2 billion 364-day revolving credit agreement with a group of banks led by SunTrust Bank, Atlanta, as syndication agent (the "Bridge Revolving Credit Agreement"). The purpose of the Bridge Revolving Credit Agreement is to provide liquidity to the Company in connection with the redemption of the $200.0 million of 12.25% Senior Notes, the $400.0 million of 11% Senior Secured Notes (the "11% Secured Notes") and the tender offer for the $400.0 million of 11.375% Senior Secured Notes (the "11.375% Secured Notes"). Amounts outstanding under the Bridge Revolving Credit Agreement bear interest, at the Company's option, at a base rate or LIBOR plus a margin (0.475 percent per annum at March 5, 2001) that will vary from 0.190 percent to 0.725 percent, depending on the Company's senior unsecured public debt rating. A utilization fee (0.125 percent per annum at March 5, 2001) is payable if amounts outstanding under the Bridge Revolving Credit Agreement are greater than $396 million. The Bridge Revolving Credit Agreement contains substantially the same restrictive covenants as are contained in the Term Loan Agreement and the SunTrust Revolving Credit Agreements.

   On March 5, 2001, R&B Falcon commenced a tender offer for all of the outstanding 11.375% Secured Notes. Under the terms of the offer, R&B Falcon will purchase the outstanding 11.375% Secured Notes at a purchase price determined by reference to a fixed spread of 50 basis points over the yield to maturity of the United States Treasury 4 3/4% Note due February 15, 2004, plus accrued interest to the date of payment of such purchase price. The purchase price includes an amount equal to 3 percent of the principal amount that will be paid only for 11.375% Secured Notes tendered at or prior to a "consent payment deadline," which is expected to be 5:00 P.M., New York City time, on March 22, 2001. In connection with the offer, R&B Falcon is also seeking consents to certain proposed amendments to the Indenture under which the 11.375% Secured Notes were issued. The offer will expire at 5:00 P.M., New York City time, on April 9, 2001, unless extended or earlier terminated. Payment for the tendered 11.375% Secured Notes will be made in same day funds on the first business day following expiration of the offer, or as soon thereafter as practicable.

   Concurrently with the launch of the offer, RBF Finance Co. has called the 11% Secured Notes and R&B Falcon has called the 12.25% Notes for redemption on April 6, 2001, in each case at the applicable redemption price.

   The Company has agreed to provide R&B Falcon with sufficient funds to pay for all securities purchased pursuant to the offer or redeemed in the redemption. The Company expects to obtain the funds to pay for the tender and call offers by issuing commercial paper, drawing down on the Bridge Revolving Credit Agreement or long-term debt financing, or by a combination of the foregoing sources. The Company expects to incur an estimated $18 million extraordinary loss, net of tax, in the second quarter of 2001 related to the early extinguishment of this debt.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   The Company has not had a change in or disagreement with its accountants within 24 months prior to the date of its most recent financial statements or in any period subsequent to such date.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

ITEM 11. Executive Compensation

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

ITEM 13. Certain Relationships and Related Transactions

   The information required by Items 10, 11, 12 and 13 is incorporated herein by reference to the Company's definitive proxy statement for its 2001 annual general meeting of shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2000. Certain information with respect to the executive officers of the Company is set forth in Item 4 of this annual report under the caption "Executive Officers of the Registrant."

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) Index to Financial Statements, Financial Statement Schedules and
Exhibits

     (1) Financial Statements

                                                                            Page
                                                                            ----
      Included in Part II of this report:
        Report of Independent Auditors.....................................  45
        Report of Independent Accountants..................................  46
        Consolidated Statements of Operations..............................  47
        Consolidated Balance Sheets........................................  48
        Consolidated Statements of Equity..................................  49
        Consolidated Statements of Cash Flows..............................  50
        Notes to Consolidated Financial Statements.........................  51

   Financial statements of 50 percent or less owned joint ventures are not presented herein because such joint ventures do not meet the significance test.

     (2) Financial Statement Schedules

                 Transocean Sedco Forex Inc. and Subsidiaries
                Schedule II--Valuation and Qualifying Accounts

                                        Additions
                                    ------------------
                                    Charged   Charged
                         Balance at to Costs to Other                      Balance at
                         Beginning    and    Accounts-    Deductions-        End of
                         of Period  Expenses Describe      Describe          Period
                         ---------- -------- ---------    -----------      ----------
                                            (In thousands)
Year Ended December 31,
 1998
Reserves and allowances
 deducted from asset
 accounts:
  Allowance for doubtful
   accounts receivable..  $ 1,662   $ 2,216   $   --        $3,049(5)       $   829
  Allowance for obsolete
   materials and
   supplies.............    9,226     1,962       --           994(6)        10,194
Year Ended December 31,
 1999
Reserves and allowances
 deducted from asset
 accounts:
  Allowance for doubtful
   accounts receivable..      829    13,839   12,564(1)        123(5)        27,109
  Allowance for obsolete
   materials and
   supplies.............   10,194     1,795   12,582(2)      1,439(6)        23,132
Year Ended December 31,
 2000
Reserves and allowances
 deducted from asset
 accounts:
  Allowance for doubtful
   accounts receivable..   27,109    20,012      151(3)     23,013(5)        24,259
  Allowance for obsolete
   materials and
   supplies.............  $23,132   $   289   $ (232)(4)    $  (75)(6)(7)   $23,264

--------
(1) Amount includes $10,464 relating to the allowance for doubtful accounts receivable assumed in the Sedco Forex merger and $2,100 in receivable reserves reclassifications.
(2) Amount includes $12,582 relating to the allowance for obsolete materials and supplies assumed in the Sedco Forex merger.
(3) Amount represents the income statement effect of revaluation of amounts denominated in currencies other than U.S. dollars.
(4) Amount includes $423,234 related to a write-off to assets held for sale.
(5) Uncollectible accounts receivable written off, net of recoveries.
(6) Obsolete materials and supplies written off, net of scrap.
(7) Amount includes $685,045 related to reversals of prior year write-offs.

   Other schedules are omitted either because they are not required or are not applicable, or because the required information is included in the financial statements or notes thereto.

                   REPORT OF INDEPENDENT ACCOUNTANTS ON THE

                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Schlumberger Limited

   Our audits of the combined financial statements referred to in our report dated August 6, 1999 appearing in the 2000 Annual Report to Shareholders of Transocean Sedco Forex Inc. (previously Sedco Forex Holdings Limited) (which report and combined financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein, as of and for the year ended December 31, 1998, when read in conjunction with the related combined financial statements.

/s/ PricewaterhouseCoopers LLP
---------------------------------
PricewaterhouseCoopers LLP
New York, New York
August 6, 1999

     (3) Exhibits

   The following exhibits are filed in connection with this Report:

 Number                               Description
 ------                               -----------
  2.1   Agreement and Plan of Merger dated as of August 19, 2000 by and among
        Transocean Sedco Forex Inc., Transocean Holdings Inc., TSF Delaware
        Inc. and R&B Falcon Corporation (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus dated October 30, 2000 included in a 424(b)(3) prospectus filed by the Company on November 1, 2000)
  2.2   Agreement and Plan of Merger dated as of July 12, 1999 among
        Schlumberger Limited, Sedco Forex Holdings Limited, Transocean Offshore
        Inc. and Transocean SF Limited (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus dated October 27, included in a
        424(b)(3) prospectus filed by the Company on November 1, 2000)
  2.3   Distribution Agreement dated as of July 12, 1999 between Schlumberger
        Limited and Sedco Forex Holdings Limited (incorporated by reference to
        Annex B to the Joint Proxy Statement/Prospectus dated October 27, included in a 424(b)(3) prospectus filed by the Company on November 1,
        2000)
  2.4   Agreement and Plan of Merger and Conversion dated as of March 12, 1999 between Transocean Offshore Inc. and Transocean Offshore (Texas) Inc.
        (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of Transocean Offshore (Texas) Inc. filed on April 8, 1999
        (Registration No. 333-75899))
  2.5   Agreement and Plan of Merger dated as of July 10, 1997 among R&B
        Falcon, FDC Acquisition Corp., Reading & Bates Acquisition Corp.,
        Falcon Drilling Company, Inc. and Reading & Bates Corporation (Filed as
        Exhibit 2.1 to R&B Falcon's Registration Statement on Form S-4 dated
        November 20, 1997 and incorporated herein by reference)
  2.6   Agreement and Plan of Merger dated as of August 21, 1998 by and among
        Cliffs Drilling Company, R&B Falcon Corporation and RBF Cliffs Drilling
        Acquisition Corp. (Filed as Exhibit 2 to R&B Falcon's Registration
        Statement No. 333-63471 on Form S-4 dated September 15, 1998 and incorporated herein by reference)
  3.1   Memorandum of Association of Transocean Sedco Forex Inc., as amended
        (incorporated by reference to Annex E to the Joint Proxy
        Statement/Prospectus dated October 30, 2000 included in a 424(b)(3)
        prospectus filed by the Company on November 1, 2000)
  3.2   Articles of Association of Transocean Sedco Forex Inc., as amended
        (incorporated by reference to Annex F to the Joint Proxy
        Statement/Prospectus dated October 30, 2000 included in a 424(b)(3)
        prospectus filed by the Company on November 1, 2000)
  4.1   Credit Agreement dated as of July 30, 1996 among Sonat Offshore
        Drilling Inc., the Lenders party thereto, ABN AMRO Bank, as Agent, and the Co-Agents listed therein (incorporated by reference to Exhibit 10-
        (1) to the Company's Form 10-Q for the quarter ending June 30, 1996)
  4.2   First Amendment to Credit Agreement dated as of April 24, 1997
        (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ending March 31, 1997)
  4.3   Second Amendment to Credit Agreement dated as of December 19, 1997
        (incorporated by reference to Exhibit 4.4 to the Company's Form 10-K for the year ending December 31, 1997)
  4.4   Third Amendment to Credit Agreement dated May 22, 1998 (incorporated by reference to Exhibit 4.9 to the Company's Form 10-Q for the quarter ending June 30, 1998)
  4.5   Secured Loan Agreement dated as of December 21, 1999 among Transocean
        Enterprise Inc., the Liquidity Providers party thereto and ABN AMRO
        Bank, as Agent and Enhancer (incorporated by reference to Exhibit 4.5 to the Company's Form 10-K for the year ending December 31, 1997)

 Number                               Description
 ------                               -----------
  4.6   Credit Agreement dated as of December 16, 1999 among Transocean
        Offshore Inc., the Lenders party thereto, and SunTrust Bank, Atlanta, as Agent (incorporated by reference to Exhibit 4.6 to the Company's
        Form 10-K for the year ending December 31, 1997)
  4.7   Indenture dated as of April 15, 1997 between the Company and Texas
        Commerce Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated April 29,
        1997)
  4.8   First Supplemental Indenture dated as of April 15, 1997 between the
        Company and Texas Commerce Bank National Association, as trustee, supplementing the Indenture dated as of April 15, 1997 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated April 29,
        1997)
  4.9   Second Supplemental Indenture dated as of May 14, 1999 between the
        Company and Chase Bank of Texas, National Association, as trustee
        (incorporated by reference to Exhibit 4.5 to the Company's Post-
        Effective Amendment No. 1 to Registration Statement on Form S-3
        (Registration No. 333-59001-99))
  4.10  Third Supplemental Indenture dated as of May 24, 2000 between the
        Company and Chase Bank of Texas, National Association, as trustee
        (incorporated by reference to Exhibit 4.1 to the Company's Current
        Report on Form 8-K filed on May 24, 2000)
  4.11  Form of Note (incorporated by reference to Exhibit 4.3 to the Company's
        Form 8-K dated April 29, 1997)
  4.12  Form of Debenture (incorporated by reference to Exhibit 4.4 to the
        Company's Form 8-K dated April 19, 1997)
  4.13  Form of Zero Coupon Convertible Debenture due May 24, 2020 between the
        Company and Chase Bank of Texas, National Association, as trustee
        (incorporated by reference to Exhibit 4.1 to the Company's Current
        Report on Form 8-K filed on May 24, 2000)
  4.14  Indenture dated as of March 1, 1996, between Falcon Drilling Company,
        Inc. and Bank One, Texas, N.A., including a form of Note (Filed as an exhibit to Falcon's Registration Statement on Form S-4, filed on March
        8, 1996, Registration No. 333-2114 and incorporated herein by reference)
  4.15  Indenture dated as of April 14, 1998, between R&B Falcon Corporation, as issuer, and Chase Bank of Texas, National Association, as trustee, with respect to Series A and Series B of each of $250,000,000 6 1/2%
        Senior Notes due 2003, $350,000,000 6 3/4% Senior Notes due 2005,
        $250,000,000 6.95% Senior Notes due 2008, and $250,000,000 7 3/8%
        Senior Notes due 2018 (Incorporated by reference to Exhibit 4.1 to R&B
        Falcon's Registration Statement No. 333-56821 on Form S-4 dated June
        15, 1998)
  4.16  Indenture dated as of December 22, 1998, between R&B Falcon
        Corporation, as issuer and Chase Bank of Texas, National Association, as trustee, with respect to $400,000,000 Series A and Series B 9 1/8%
        Senior Notes due 2003, and 9 1/2% Senior Notes due 2008 (Incorporated
        by reference to Exhibit 4.21 to R&B Falcon's Annual Report on Form 10-K
        for 1998)
  4.17  Indenture dated as of March 26, 1999, between RBF Finance Co., as issuer, and United States Trust Company of New York, as trustee, with respect to $400,000,000 11% Senior Secured Notes due 2006 and
        $400,000,000 11 3/8% Senior Secured Notes due 2009 (Incorporated by
        reference to Exhibit 4.1 to R&B Falcon's Quarterly Report on Form 10-Q
        for the First Quarter of 1999)
  4.18  Indenture dated as of March 26, 1999, between R&B Falcon Corporation, as issuer, and U.S. Trust Company of Texas, National Association, as
        trustee, with respect to 12 1/4% Senior Notes due 2006 (Incorporated by reference to Exhibit 4.2 to R&B Falcon's Quarterly Report on Form 10-Q
        for the First Quarter of 1999)

 Number                               Description
 ------                               -----------
  4.19  Indenture dated as of May 15, 1996 among Cliffs Drilling Company, as issuer, Cliffs Drilling Asset Acquisition Company, Cliffs Drilling
        Merger Company, Cliffs Drilling International, Inc. and Cliffs Oil and
        Gas Company, as subsidiary guarantors, and Fleet National Bank, predecessor of State Street Bank and Trust Company, as trustee, including a Form of Cliffs Drilling Company's 10.25% Senior Notes due
        2003 (incorporated by reference to Exhibit 4.3 to Cliffs Drilling
        Company's Form 8-K dated May 23, 1996)
  4.20  First Supplemental Indenture dated as of July 11, 1996 among Cliffs
        Drilling Company, as issuer, Southwestern Offshore Corporation (f/k/a
        Cliffs Drilling Asset Acquisition Company), Cliffs Drilling Merger
        Company, Cliffs Drilling International, Inc., Cliffs Oil and Gas
        Company and DRL, Inc., as subsidiary guarantors, and Fleet National
        Bank, predecessor of State Street Bank and Trust Company, as trustee
        (incorporated by reference to Exhibit 4.3.1 to Cliffs Drilling
        Company's Registration Statement on Form S-4, Registration No. 333-
        08273, filed July 17, 1996)
  4.21  Second Supplemental Indenture dated as of January 24, 1997 among Cliffs
        Drilling Company, as issuer, Southwestern Offshore Corporation (f/k/a
        Cliffs Drilling Asset Acquisition Company), Cliffs Drilling Merger
        Company, Cliffs Drilling International, Inc. Cliffs Oil and Gas
        Company, DRL, Inc. and Greenbay Drilling Company Ltd., as subsidiary guarantors, and Fleet National Bank, predecessor of State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit
        4.6.2 to Cliffs Drilling Company's Form 10-K for the year ended
        December 31, 1996)
  4.22  Third Supplemental Indenture dated as of August 29, 1997 among Cliffs
        Drilling Company, as issuer, Southwestern Offshore Corporation (f/k/a
        Cliffs Drilling Asset Acquisition Company), Cliffs Drilling Merger
        Company, Cliffs Drilling International, Inc., Cliffs Oil and Gas
        Company, DRL, Inc., Cliffs Drilling Trinidad Limited and West Indies
        Drilling Joint Venture, as subsidiary guarantors, and State Street Bank and Trust Company, successor to Fleet National Bank, as trustee
        (incorporated by reference to Exhibit 4.3.3 to Cliffs Drilling
        Company's Registration Statement on Form S-4, Registration No. 333-
        36325, filed September 24, 1997)
  4.23  Fourth Supplemental Indenture dated as of March 2, 1998 among Cliffs
        Drilling Company, as issuer, Southwestern Offshore Corporation (f/k/a
        Cliffs Drilling Asset Acquisition Company), Cliffs Drilling Merger
        Company, Cliffs Drilling International, Inc., Cliffs Oil and Gas
        Company, DRL, Inc., Cliffs Drilling Trinidad Limited, West Indies
        Drilling Joint Venture, Cliffs Drilling (Barbados) Holdings ESRL,
        Cliffs Drilling (Barbados) SRL and Cliffs Drilling Trinidad Offshore
        Limited, as subsidiary guarantors, and State Street Bank and Trust
        Company, successor to Fleet National Bank, as trustee (incorporated by reference to Exhibit 4.3.4 to Cliffs Drilling Company's Form 10-K for
        the year ended December 31, 1997)
  4.24  Indenture dated as of August 7, 1997 among Cliffs Drilling Company, as issuer, Southwestern Offshore Corporation, Cliffs Drilling Merger
        Company, Cliffs Drilling International, Inc., Cliffs Oil and Gas
        Company and DRL, Inc. as subsidiary guarantors, and State Street Bank and Trust Company, as trustee, including a form of Cliffs Drilling
        Company's 10.25% Senior Notes due 2003 (incorporated by reference to
        Exhibit 4.4 to Cliffs Drilling Company's Registration Statement on Form
        S-4, Registration No. 333-36325, filed September 24, 1997)
  4.25  First Supplemental Indenture dated as of August 29, 1997 among Cliffs
        Drilling Company, as issuer, Southwestern Offshore Corporation, Cliffs
        Drilling Merger Company, Cliffs Drilling International, Inc., Cliffs
        Oil and Gas Company, DRL, Inc., Cliffs Drilling Trinidad Limited and
        the West Indies Drilling Joint Venture, as subsidiary guarantors, and
        State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 4.4.1 to Cliffs Drilling Company's Registration
        Statement on Form S-4, Registration No. 333-36325, filed September 24,
        1997)

 Number                               Description
 ------                               -----------
   4.26 Second Supplemental Indenture dated as of March 2, 1998 among Cliffs
        Drilling Company, as issuer, Southwestern Offshore Corporation, Cliffs
        Drilling Merger Company, Cliffs Drilling International, Inc., Cliffs
        Oil and Gas Company, DRL, Inc., Cliffs Drilling Trinidad Limited, West
        Indies Drilling Joint Venture, Cliffs Drilling (Barbados) Holdings
        ESRL, Cliffs Drilling (Barbados) SRL and Cliffs Drilling Trinidad
        Offshore Limited, as subsidiary guarantors, and State Street Bank and
        Trust Company, as trustee (incorporated by reference to Exhibit 4.7.2 to Cliffs Drilling Company's Form 10-K for the year ended December 31,
        1997)
   4.27 Warrant Agreement, including form of Warrant, dated April 22, 1999 between R&B Falcon and American Stock Transfer & Trust Company
        (incorporated by reference to Exhibit 4.1 to R&B Falcon's Registration
        Statement No. 333-81181 on Form S-3 dated June 21, 1999)
  +4.28 Supplement to Warrant Agreement dated January 31, 2001 among Transocean
        Sedco Forex Inc., R&B Falcon Corporation and American Stock Transfer &
        Trust Company
   4.29 Registration Rights Agreement dated April 22, 1999 between R&B Falcon and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to R&B Falcon's Registration Statement No. 333-81181 on
        Form S-3 dated June 21, 1999)
  +4.30 Supplement to Registration Rights Agreement dated January 31, 2001 between Transocean Sedco Forex Inc. and R&B Falcon Corporation
   4.31 Letter of Credit and Reimbursement Agreement among R&B Falcon
        Corporation, Credit Agricole Indosuez, Credit Lyonnais New York Branch,
        as syndication agent and Christiania Bank og Kreditkasse ASA, New York
        Branch, as administrative agent dated as of August 31, 2000
        (incorporated by reference to Exhibit 10.2 to R&B Falcon's Form 10-Q for the quarter ending September 30, 2000)
  +4.32 Credit Agreement dated as of December 29, 2000 among the Company, the
        Lenders party thereto, Suntrust Bank, as Administrative Agent, ABN AMRO
        Bank, N.V., as Syndication Agent, Bank of America, N.A., as
        Documentation Agent, and Wells Fargo Bank Texas, National Association,
        as Senior Managing Agent
  +4.33 364-Day Credit Agreement dated as of December 29, 2000 among the
        Company, the Lenders party thereto, Suntrust Bank, as Administrative
        Agent, ABN AMRO Bank, N.V., as Syndication Agent, Bank of America,
        N.A., as Documentation Agent, and Wells Fargo Bank Texas, National
        Association, as Senior Managing Agent
  +4.34 364-Day Bridge Credit Agreement dated as of March 5, 2001 among the
        Company, the Lenders party thereto, U.C. Suntrust Bank, as Syndication
        Agent, ABN AMRO Bank, N.V., as Administrative Agent, Wells Fargo Bank
        Texas, National Association, as Documentation Agent, and Bank of
        America, N.A. as Senior Managing Agent

  +4.35 Note Agreement dated as of January 30, 2001 among Delta Towing, LLC, as
        Borrower, R&B Falcon Drilling USA, Inc., as RBF Noteholder and Beta
        Marine Services, L.L.C., as Beta Noteholder
  10.1  Tax Sharing Agreement between Sonat Inc. and Sonat Offshore Drilling
        Inc. dated June 3, 1993 (incorporated by reference to Exhibit 10-(3) to the Company's Form 10-Q for the quarter ending June 30, 1993)
 *10.2  Performance Award and Cash Bonus Plan of Sonat Offshore Drilling Inc.
        (incorporated by reference to Exhibit 10-(5) to the Company's Form 10-Q for quarter ending June 30, 1993)
 *10.3  Form of Sonat Offshore Drilling Inc. Executive Life Insurance Program
        Split Dollar Agreement and Collateral Assignment Agreement
        (incorporated by reference to Exhibit 10-(9) to the Company's Form 10-K for the year ending December 31, 1993)
  10.4  Purchase Agreement dated as of April 1, 1987 among Sonat Offshore
        Drilling Inc., Sonat Offshore Ventures Inc., Dixilyn-Field Drilling
        Company and Panhandle Eastern Corporation (incorporated by reference to
        Exhibit 10-(9) to the Company's Registration Statement on Form S-1
        (Registration No. 33-60992) dated April 13, 1993)

 Number                                Description
 ------                                -----------
   10.5  Agreement dated as of June 14, 1995, among Sonat Offshore Ventures
         Inc., Sonat Offshore Drilling Inc., Dixilyn-Field Drilling Company and
         Panhandle Eastern Corporation (incorporated by reference to Exhibit
         10-(8) to the Company's Form 10-K for the year ending December 31,
         1995)
  *10.6  Employee Stock Purchase Plan, as amended and restated effective
         January 1, 2000 (incorporated by reference to Exhibit 4.4 to the
         Company's Registration Statement on Form S-8 (Registration
         No. 333-94551) filed January 12, 2000)
 +*10.7  First Amendment to the Amended and Restated Employee Stock Purchase
         Plan of Transocean Sedco Forex Inc., effective as of January 31, 2001
  *10.8  Long-Term Incentive Plan of Transocean Sedco Forex Inc., as amended and restated effective January 1, 2000 (incorporated by reference to
         Exhibit 10.7 to the Company's Form 10-K for the year ending December
         31, 1997)
 +*10.9  First Amendment to the Amended and Restated Long-Term Incentive Plan
         of Transocean Sedco Forex Inc., effective as of January 31, 2001
  *10.10 Form of Employment Agreement dated May 14, 1999 between J. Michael
         Talbert, W. Dennis Heagney, Robert L. Long, Jon C. Cole, Donald R.
         Ray, Eric B. Brown, Barbara S. Koucouthakis and Alan A. Broussard,
         individually, and the Company (incorporated by reference to Exhibit
         10.1 to the Company's Form 10-Q for the quarter ending June 30, 1999)
  *10.11 Deferred Compensation Plan of Transocean Offshore Inc., as amended and restated effective January 1, 2000 (incorporated by reference to
         Exhibit 10.10 to the Company's Form 10-K for the year ending December
         31, 1997)
  *10.12 Employment Matters Agreement dated as of December 13, 1999 among
         Schlumberger Limited, Sedco Forex Holdings Limited and Transocean
         Offshore Inc. (incorporated by reference to Exhibit 4.3 to the
         Company's Registration Statement on Form S-8 (Registration No. 333-
         94551) filed January 12, 2000)
  *10.13 Sedco Forex Employees Option Plan of Transocean Sedco Forex Inc.
         effective December 31, 1999 (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No.
         333-94569) filed January 12, 2000)
  *10.14 Employment Agreement dated September 22, 2000 between J. Michael
         Talbert and Transocean Offshore Deepwater Drilling Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ending September 30, 2000)
  *10.15 Employment Agreement dated October 3, 2000 between Jon C. Cole and
         Transocean Offshore Deepwater Drilling Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ending
         September 30, 2000)
  *10.16 Employment Agreement dated September 17, 2000 between Robert L. Long and Transocean Offshore Deepwater Drilling Inc. (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ending September 30, 2000)
  *10.17 Employment Agreement dated September 26, 2000 between Donald R. Ray and Transocean Offshore Deepwater Drilling Inc. (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ending September 30, 2000)
  *10.18 Agreement dated October 8, 2000 between W. Dennis Heagney and
         Transocean Offshore Deepwater Drilling Inc. (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ending
         September 30, 2000)
  *10.19 Agreement dated September 20, 2000 between Eric B. Brown and
         Transocean Offshore Deepwater Drilling Inc. (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarter ending
         September 30, 2000)

 Number                                Description
 ------                                -----------
  *10.20 Agreement dated October 4, 2000 between Barbara S. Koucouthakis and
         Transocean Offshore Deepwater Drilling Inc. (incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q for the quarter ending
         September 30, 2000)
 +*10.21 Consulting Agreement dated January 31, 2001 between Paul B. Loyd, Jr.
         and R&B Falcon Corporation
   10.22 Form of Security Agreement and Assignment of Earnings and Insurances
         dated as of August 31, 2000, made by R&B Falcon Corporation and
         Christiania Bank og Kreditkasse ASA, New York Branch, as Collateral
         Agent (incorporated by reference to Exhibit 10.3 to R&B Falcon's Form
         10-Q for the quarter ending September 30, 2000)
   10.23 Form of Indenture of First Naval Mortgage (J.W. McLean) between R&B
         Falcon Corporation and Christiania Bank og Kreditkasse ASA, New York
         Branch dated August 31, 2000 (incorporated by reference to Exhibit
         10.4 to R&B Falcon's Form 10-Q for the quarter ending September 30,
         2000)
   10.24 Form of Indenture of First Naval Mortgage (J.T. Angel) between R&B
         Falcon Corporation and Christiania Bank og Kreditkasse ASA, New York
         Branch dated August 31, 2000 (incorporated by reference to Exhibit
         10.5 to R&B Falcon's Form 10-Q for the quarter ending September 30,
         2000)
   10.25 Form of Indenture of First Naval Mortgage (Randolph Yost) between R&B
         Falcon Corporation and Christiania Bank og Kreditkasse ASA, New York
         Branch dated August 31, 2000 (incorporated by reference to Exhibit
         10.6 to R&B Falcon's Form 10-Q for the quarter ending September 30,
         2000)
   10.26 Form of Indenture of First Naval Mortgage (D.R. Stewart) between R&B
         Falcon Corporation and Christiania Bank og Kreditkasse ASA, New York
         Branch dated August 31, 2000 (incorporated by reference to Exhibit
         10.7 to R&B Falcon's Form 10-Q for the quarter ending September 30,
         2000)
   10.27 Form of First Preferred Mortgage (George H. Galloway) between R&B
         Falcon Corporation and Christiania Bank og Kreditkasse ASA, New York
         Branch dated August 31, 2000 (incorporated by reference to Exhibit
         10.8 to R&B Falcon's Form 10-Q for the quarter ending September 30,
         2000)
   10.28 Senior Secured Loan Agreement, Harvey Ward, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as
         Lender (incorporated by reference to Exhibit 10.1 to R&B Falcon's
         Quarterly Report on Form 10-Q for the First Quarter of 1999)
   10.29 Senior Secured Loan Agreement, Peregrine II, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as
         Lender (incorporated by reference to Exhibit 10.2 to R&B Falcon's
         Quarterly Report on Form 10-Q for the First Quarter of 1999)
   10.30 Senior Secured Loan Agreement, Peregrine I, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as
         Lender (incorporated by reference to Exhibit 10.3 to R&B Falcon's
         Quarterly Report on Form 10-Q for the First Quarter of 1999)
   10.31 Senior Secured Loan Agreement, Deepwater IV, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as
         Lender (incorporated by reference to Exhibit 10.4 to R&B Falcon's
         Quarterly Report on Form 10-Q for the First Quarter of 1999)
   10.32 Senior Secured Loan Agreement, Falrig 82, dated March 26, 1999 between
         R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender
         (incorporated by reference to Exhibit 10.5 to R&B Falcon's Quarterly
         Report on Form 10-Q for the First Quarter of 1999)
   10.33 Senior Secured Loan Agreement, Peregrine IV, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as
         Lender (incorporated by reference to Exhibit 10.6 to R&B Falcon's
         Quarterly Report on Form 10-Q for the First Quarter of 1999)
   10.34 Senior Secured Loan Agreement, Peregrine VII, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as
         Lender (incorporated by reference to Exhibit 10.7 to R&B Falcon's
         Quarterly Report on Form 10-Q for the First Quarter of 1999)

 Number                               Description
 ------                               -----------
 10.35  Senior Secured Loan Agreement, Falcon 100, dated March 26, 1999 between
        R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender
        (incorporated by reference to Exhibit 10.8 to R&B Falcon's Quarterly
        Report on Form 10-Q for the First Quarter of 1999)
 10.36  Senior Secured Loan Agreement, W.D. Kent, dated March 26, 1999 between
        R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender
        (incorporated by reference to Exhibit 10.9 to R&B Falcon's Quarterly
        Report on Form 10-Q for the First Quarter of 1999)
 10.37  Senior Secured Loan Agreement, Deepwater Millennium, dated March 26,
        1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co.,
        as Lender (incorporated by reference to Exhibit 10.10 to R&B Falcon's
        Quarterly Report on Form 10-Q for the First Quarter of 1999)
 10.38  Issuer Loan Escrow Agreement dated March 26, 1999 among United States
        Trust Company of New York, R&B Falcon Corporation and RBF Finance Co.
        (incorporated by reference to Exhibit 10.2 to R&B Falcon's Registration
        Statement No. 333-79363 on Form S-4 dated May 26, 1999)
 10.39  Senior Secured Note Escrow Agreement dated March 26, 1999 among United
        States Trust Company of New York and RBF Finance Co. (incorporated by reference to Exhibit 10.3 to R&B Falcon's Registration Statement No.
        333-79363 on Form S-4 dated May 26, 1999)
 10.40  Security Agreement dated as of March 26, 1999 from R&B Falcon
        Corporation to RBF Finance Co. (Deepwater Millenium) (incorporated by reference to Exhibit 10.14 to R&B Falcon's Registration Statement No.
        333-79363 on Form S-4 dated May 26, 1999)
 10.41  Security Agreement dated as of March 26, 1999 from R&B Falcon
        Corporation to RBF Finance Co. (Deepwater IV) (incorporated by reference to Exhibit 10.15 to R&B Falcon's Registration Statement No.
        333-79363 on Form S-4 dated May 26, 1999)
 10.42  Senior Secured Note Security and Pledge Agreement dated as of March 26,
        1999 by RBF Finance Co. in favor of United States Trust Company
        (incorporated by reference to Exhibit 10.16 to R&B Falcon's
        Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999)
 10.43  First Preferred Ship Mortgage made March 26, 1999 by R&B Falcon
        Corporation and RBF Finance Co. (Peregrine IV) (incorporated by reference to Exhibit 10.17 to R&B Falcon's Registration Statement No.
        333-79363 on Form S-4 dated May 26, 1999)
 10.44  First Preferred Ship Mortgage made March 26, 1999 by R&B Falcon
        Corporation and RBF Finance Co. (Peregrine VII) (incorporated by reference to Exhibit 10.18 to R&B Falcon's Registration Statement No.
        333-79363 on Form S-4 dated May 26, 1999)
 10.45  First Preferred Ship Mortgage made March 26, 1999 by R&B Falcon
        Corporation and RBF Finance Co. (Falcon 100) (incorporated by reference to Exhibit 10.19 to R&B Falcon's Registration Statement No. 333-79363
        on Form S-4 dated May 26, 1999)
 10.46  Deed of Covenants dated March 26, 1999 by and between R&B Falcon
        Corporation and R&B Finance Co. (Peregrine I) (incorporated by reference to Exhibit 10.20 to R&B Falcon's Registration Statement No.
        333-79363 on Form S-4 dated May 26, 1999)
 10.47  Deed of Covenants dated March 26, 1999 by and between R&B Falcon
        Corporation and R&B Finance Co. (Peregrine II) (incorporated by reference to Exhibit 10.21 to R&B Falcon's Registration Statement No.
        333-79363 on Form S-4 dated May 26, 1999)
 10.48  First Naval Mortgage dated April 12, 1999 by R&B Falcon Corporation to
        R&B Finance Co. (Harvey Ward) (incorporated by reference to Exhibit
        10.22 to R&B Falcon's Registration Statement No. 333-79363 on Form S-4
        dated May 26, 1999)
 10.49  First Naval Mortgage dated April 12, 1999 by R&B Falcon Corporation to
        R&B Finance Co. (W.D. Kent) (incorporated by reference to Exhibit 10.23 to R&B Falcon's Registration Statement No. 333-79363 on Form S-4 dated
        May 26, 1999)

 Number                               Description
 ------                               -----------
  10.50 First Preferred Ship Mortgage made March 26, 1999 by R&B Falcon
        Corporation and R&B Finance Co. (Falrig 82) (incorporated by reference to Exhibit 10.24 to R&B Falcon's Registration Statement No. 333-79363
        on Form S-4 dated May 26, 1999)
 *10.51 1992 Long-Term Incentive Plan of Reading & Bates Corporation
        (incorporated by reference to Exhibit B to Reading & Bates' Proxy
        Statement dated April 27, 1992)
 *10.52 1995 Long-Term Incentive Plan of Reading & Bates Corporation
        (incorporated by reference to Exhibit 99.A to Reading & Bates' Proxy
        Statement dated March 29, 1995)
 *10.53 1995 Director Stock Option Plan of Reading & Bates Corporation
        (incorporated by reference Exhibit 99.B to Reading & Bates' Proxy
        Statement dated March 29, 1995)
 *10.54 1997 Long-Term Incentive Plan of Reading & Bates Corporation
        (incorporated by reference Exhibit 99.A to Reading & Bates' Proxy
        Statement dated March 18, 1997)
 *10.55 1998 Employee Long-Term Incentive Plan of R&B Falcon Corporation
        (incorporated by reference to Exhibit 99.A to R&B Falcon's Proxy
        Statement dated April 23,1998)
 *10.56 1998 Director Long-Term Incentive Plan of R&B Falcon Corporation
        (incorporated by reference to Exhibit 99.B to R&B Falcon's Proxy
        Statement dated April 23,1998)
 *10.57 1999 Employee Long-Term Incentive Plan of R&B Falcon Corporation
        (incorporated by reference to Exhibit 99.A to R&B Falcon's Proxy
        Statement dated April 13, 1999)
 *10.58 1999 Director Long-Term Incentive Plan of R&B Falcon Corporation
        (incorporated by reference to Exhibit 99.B to R&B Falcon's Proxy
        Statement dated April 13, 1999)
 *10.59 Memorandum of Agreement dated November 28, 1995 between Reading and
        Bates, Inc., a subsidiary of Reading & Bates Corporation, and Deep Sea
        Investors, L.L.C. (incorporated by reference to Exhibit 10.110 to
        Reading & Bates' Annual Report on Form 10-K for 1995)
  10.60 Bareboat Charter M. G. Hulme, Jr. dated November 28, 1995 between Deep
        Sea Investors, L.L.C. and Reading & Bates Drilling Co., a subsidiary of
        Reading & Bates Corporation (incorporated by reference to Exhibit
        10.111 to Reading & Bates' Annual Report on Form 10-K for 1995)
  10.61 Amended and Restated Bareboat Charter dated July 23, 1997 to Bareboat
        Charter M. G. Hulme, Jr. dated November 28, 1995 between Deep Sea
        Investors, L.L.C. and Reading & Bates Drilling Co., a subsidiary of
        Reading & Bates Corporation (incorporated by reference to Exhibit
        10.176 to R&B Falcon's Annual Report on Form 10-K for 1998)
  10.62 Amended and Restated Bareboat Charter dated July 1, 1998 to Bareboat
        Charter M. G. Hulme, Jr. dated November 28, 1995 between Deep Sea
        Investors, L.L.C. and Reading & Bates Drilling Co., a subsidiary of
        Reading & Bates Corporation (incorporated by reference to Exhibit
        10.177 to R&B Falcon's Annual Report on Form 10-K for 1998)
  10.63 Limited Liability Company Agreement dated October 28, 1996 between
        Conoco Development Company and RB Deepwater Exploration Inc.
        (incorporated by reference to Exhibit 10.162 to Reading & Bates' Annual
        Report on Form 10-K for 1996)
  10.64 Amendment No. 1 dated February 7, 1997 to Limited Liability Company
        Agreement dated October 28, 1996 between Conoco Development Company and
        RB Deepwater Exploration Inc. (incorporated by reference to Exhibit
        10.183 to R&B Falcon's Annual Report on Form 10-K for 1998)
  10.65 Amendment No. 2 dated April 30, 1997 to Limited Liability Company
        Agreement dated October 28, 1996 between Conoco Development Company and
        RB Deepwater Exploration Inc. (incorporated by reference to Exhibit
        10.184 to R&B Falcon's Annual Report on Form 10-K for 1998)

 Number                                Description
 ------                                -----------
  10.66  Amendment No. 3 dated April 24, 1998 to Limited Liability Company
         Agreement dated October 28, 1996 between Conoco Development Company and RB Deepwater Exploration Inc. (incorporated by reference to
         Exhibit 10.185 to R&B Falcon's Annual Report on Form 10-K for 1998)
  10.67  Amendment No. 4 dated August 7, 1998 to Limited Liability Company
         Agreement dated October 28, 1996 between Conoco Development Company and RB Deepwater Exploration Inc. (incorporated by reference to
         Exhibit 10.186 to R&B Falcon's Annual Report on Form 10-K for 1998)
  10.68  Limited Liability Company Agreement dated April 30, 1997 between
         Conoco Development II Inc. and RB Deepwater Exploration II Inc.
         (incorporated by reference to Exhibit 10.159 to R&B Falcon's Annual
         Report on Form 10-K for 1997)
  10.69  Amendment No. 1 dated April 24, 1998 to Limited Liability Company
         Agreement dated April 30, 1997 between Conoco Development II Inc. and
         RB Deepwater Exploration II Inc. (incorporated by reference to Exhibit
         10.188 to R&B Falcon's Annual Report on Form 10-K for 1998)
  10.70  Guaranty, dated as of July 30, 1998, made by R&B Falcon in favor of the Deepwater Investment Trust 1998-A, Wilmington Trust FSB, not in
         its individual capacity, but solely as Investment Trustee, Wilmington
         Trust Company, not in its individual capacity, except as specified herein, but solely as Charter Trustee, BA Leasing & Capital
         Corporation, as Documentation Agent, ABN Amro Bank N.V., as
         Administrative Agent, The Bank of Nova Scotia, as Syndication Agent,
         BA Leasing & Capital Corporation, ABN Amro Bank N.V., Bank Austria
         Aktiengesellschaft New York Branch, The Bank of Nova Scotia,
         Bayerische Vereinsbank AG New York Branch, Commerzbank
         Aktiengesellschaft, Atlanta Agency, Credit Lyonnais New York Branch,
         Great-West Life and Annuity Insurance Company, Mees Pierson Capital
         Corporation, Westdeutsche Landesbank Girozentrale, New York Branch, as
         Certificate Purchasers, and ABN Amro Bank, N.V., Bank of America
         National Trust and Savings Association and The Bank of Nova Scotia,
         New York Branch, as Swap Counterparties, and the other parties named therein. (incorporated by reference to Exhibit 10.1 to R&B Falcon's
         Quarterly Report on Form 10-Q for the Third Quarter of 1998)
  10.71  Letter agreement dated as of August 7, 1998 between RBF Deepwater
         Exploration Inc., an indirect subsidiary of R&B Falcon, and Conoco
         Development Company and Acknowledgment by Conoco Inc. and R&B Falcon
         (incorporated by reference to Exhibit 10.2 to R&B Falcon's Quarterly
         Report on Form 10-Q for the Third Quarter of 1998)
  10.72  Letter agreement dated as of August 7, 1998 between RBF Deepwater
         Exploration Inc., an indirect subsidiary of R&B Falcon, and Conoco
         Development Company and Acknowledgment by Conoco Inc. and R&B Falcon
         (incorporated by reference to Exhibit 10.3 to R&B Falcon's Quarterly
         Report on Form 10-Q for the Third Quarter of 1998)
  10.73  Participation Agreement dated as of August 31, 1999 among Deepwater
         Drilling II L.L.C., Deepwater Investment Trust 1999-A, Wilmington
         Trust FSB, Wilmington Trust Company, BA Leasing & Capital Corporation,
         and other Financial Institutions, as Certified Purchasers, solely with respect to Section 2.15, 6.9, 9.4(a) and 12.13(b) R&B Falcon
         Corporation and Conoco Inc., and solely with respect to Sections 5.2 and 6.4, RBF Deepwater Exploration II Inc. and Conoco Development II
         Inc. (incorporated by reference to Exhibit 10.9 to R&B Falcon's
         Quarterly Report on Form 10-Q for the Third Quarter of 1999)
  10.74  Appendix 1 to Participation Agreement dated as of August 31, 1999.
         (incorporated by reference to Exhibit 10.10 to R&B Falcon's Quarterly
         Report on Form 10-Q for the Third Quarter of 1999)
  10.75  Agreement dated as of August 31, 1991 among Reading & Bates, Arcade
         Shipping AS and Sonat Offshore Drilling Inc. (incorporated by reference to Exhibit 10.40 to Reading & Bates' Annual Report on Form
         10-K for 1991)
 +21     Subsidiaries of the Company
 +23.1   Consent of Ernst & Young LLP

 Number              Description
 ------              -----------
 +23.2  Consent of PricewaterhouseCoopers LLP
 +24    Powers of Attorney

--------
*Compensatory plan or arrangement.
+Filed herewith.

   Exhibits listed above as previously having been filed with the Securities and Exchange Commission are incorporated herein by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934 and made a part hereof with the same effect as if filed herewith.

   Certain instruments relating to long-term debt of the Company and its subsidiaries have not been filed as exhibits since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each such instrument to the Commission upon request.

Reports on Form 8-K

   During the quarter ended December 31, 2000 the Company filed Current Reports on Form 8-K on October 26, 2000 and on December 4, 2000. The Company filed a Current Report on Form 8-K on October 26, 2000 reporting under Items 5 and 7 thereof the Company's third quarter earnings. The Company filed a Current Report on Form 8-K on December 4, 2000 reporting Items 5 and 7 thereof an update of the Company's fourth quarter earnings prospects.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2001.

                                          TRANSOCEAN SEDCO FOREX INC.

                                             /s/ Robert L. Long
                                          By: _________________________________
                                             Robert L. Long
                                             Executive Vice President and
                                              Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 19, 2001.

              Signature                                       Title
              ---------                                       -----

                  *                                 Chairman of the Board of
______________________________________               Directors
          Victor E. Grijalva

      /s/ J. Michael Talbert                        President, Chief Executive
______________________________________               Officer and Director
          J. Michael Talbert                         (Principal Executive
                                                     Officer)

        /s/ Robert L. Long                          Executive Vice President
______________________________________               and Chief Financial
            Robert L. Long                           Officer (Principal
                                                     Financial Officer)

       /s/ Ricardo H. Rosa                          Vice President and
______________________________________               Controller (Principal
           Ricardo H. Rosa                           Accounting Officer)

                 *                                  Director
______________________________________
        Charles A. Donabedian

                 *                                  Director
______________________________________
          Richard D. Kinder

                 *                                  Director
______________________________________
         Ronald L. Kuehn, Jr.

                 *                                  Director
______________________________________
          Arthur Lindenauer

              Signature                          Title
              ---------                          -----

                 *                     Director
______________________________________
          Paul B. Loyd, Jr.

                 *                     Director
______________________________________
          Martin B. McNamara

                 *                     Director
______________________________________
            Roberto Monti

                 *                     Director
______________________________________
        Richard A. Pattarozzi

                 *                     Director
______________________________________
             Alain Roger

                 *                     Director
______________________________________
            Kristian Siem

                 *                     Director
______________________________________
           Ian C. Strachan

        /s/ Eric B. Brown
*By: _________________________________ Director
            Eric B. Brown
          (Attorney-in-Fact)