Form 10-Q
period 2001-03-31
TRANSOCEAN SEDCO FOREX INC
filed 2001-05-15
CIK 1083269

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


               4 GREENWAY PLAZA
               HOUSTON, TEXAS                           77046
   (Address of principal executive offices)           (Zip Code)


      Registrant's telephone number, including area code:  (713) 232-7500

                               ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X      No
                                               ----------   --------

     As of April 30, 2001, 317,985,058 ordinary shares, par value $0.01 per share, were outstanding.
===============================================================================

                          TRANSOCEAN SEDCO FOREX INC.

                              INDEX TO FORM 10-Q

                         QUARTER ENDED MARCH 31, 2001

                                                                        Page
                                                                        ----

PART I - FINANCIAL INFORMATION

         ITEM 1. Financial Statements (Unaudited)

                 Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 2001 and 2000..........   1

                 Condensed Consolidated Balance Sheets
                   March 31, 2001 and December 31, 2000................   2

                 Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2001 and 2000..........   3

                 Notes to Condensed Consolidated Financial Statements..   4

         ITEM 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.................  17

         ITEM 3. Quantitative and Qualitative Disclosures about
                   Market Risk.......................................... 27

PART II - OTHER INFORMATION

         ITEM 1. Legal Proceedings...................................... 29

         ITEM 2. Changes in Securities and Use of Proceeds.............. 30

         ITEM 6. Exhibits and Reports on Form 8-K....................... 31

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

  The condensed consolidated financial statements of Transocean Sedco Forex Inc. and consolidated subsidiaries (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                            --------------------------------------------
                                                                                    2001                     2000
                                                                            -------------------      -------------------
                                                                                 (In millions, except per share data)
Operating Revenues                                                                       $550.1                   $300.8
------------------------------------------------------------------------------------------------------------------------
Costs and Expenses
  Operating and maintenance                                                               351.0                    185.8
  Depreciation                                                                             99.3                     57.9
  Goodwill amortization                                                                    30.2                      6.7
  General and administrative                                                               14.7                     12.8
------------------------------------------------------------------------------------------------------------------------
                                                                                          495.2                    263.2
------------------------------------------------------------------------------------------------------------------------
Gain on Sale of Assets                                                                     19.6                       --
------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                           74.5                     37.6
------------------------------------------------------------------------------------------------------------------------
Other Income (Expense), Net
  Equity in earnings of joint ventures                                                      1.7                      2.9
  Interest income                                                                           3.6                      1.0
  Interest expense, net of amounts capitalized                                            (37.2)                      --
  Other, net                                                                               (0.6)                     0.9
------------------------------------------------------------------------------------------------------------------------
                                                                                          (32.5)                     4.8
------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes and Minority Interest                                           42.0                     42.4

Income Tax Expense                                                                         10.2                      9.7
Minority Interest                                                                           1.3                      0.2
------------------------------------------------------------------------------------------------------------------------

Net Income                                                                               $ 30.5                   $ 32.5
========================================================================================================================

Earnings Per Share
   Basic and Diluted                                                                     $ 0.11                   $ 0.15
------------------------------------------------------------------------------------------------------------------------

Weighted Average Shares Outstanding
   Basic                                                                                  280.6                    210.2
------------------------------------------------------------------------------------------------------------------------
   Diluted                                                                                285.5                    211.0
------------------------------------------------------------------------------------------------------------------------

Dividends Paid Per Share                                                                 $ 0.03                   $ 0.03
------------------------------------------------------------------------------------------------------------------------

                            See accompanying notes.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                     March 31,              December 31,
                                                                                       2001                     2000
                                                                               -------------------     --------------------
                                                                                      (In millions, except share data)
                                ASSETS

Cash and Cash Equivalents                                                                $   265.6                 $   34.5
Accounts Receivable, less allowance for doubtful
  accounts of $27.5 and $24.3, respectively                                                  658.0                    296.0
Materials and Supplies, less allowance for
  obsolescence of $32.1 and $23.3, respectively                                              151.7                     89.5
Deferred Income Taxes                                                                         17.0                     18.1
Other Current Assets                                                                          64.7                     10.0
---------------------------------------------------------------------------------------------------------------------------
  Total Current Assets                                                                     1,157.0                    448.1
---------------------------------------------------------------------------------------------------------------------------

Property and Equipment                                                                    10,149.3                  6,003.2
Less Accumulated Depreciation                                                              1,380.5                  1,308.2
---------------------------------------------------------------------------------------------------------------------------
  Property and Equipment, net                                                              8,768.8                  4,695.0
---------------------------------------------------------------------------------------------------------------------------

Goodwill, net                                                                              6,564.6                  1,037.9
Investments in and Advances to Joint Ventures                                                 39.7                    105.9
Other Assets                                                                                 345.9                     71.9
---------------------------------------------------------------------------------------------------------------------------
  Total Assets                                                                           $16,876.0                 $6,358.8
===========================================================================================================================

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable                                                                         $   241.7                 $  135.6
Accrued Income Taxes                                                                         146.0                    113.1
Debt Due Within One Year                                                                     260.6                     23.1
Other Current Liabilities                                                                    343.3                    223.4
---------------------------------------------------------------------------------------------------------------------------
  Total Current Liabilities                                                                  991.6                    495.2
---------------------------------------------------------------------------------------------------------------------------

Long-Term Debt                                                                             4,612.9                  1,430.3
Deferred Income Taxes                                                                        467.9                    359.2
Other Long-Term Liabilities                                                                  113.8                     70.0
  Total Long-Term Liabilities                                                              5,194.6                  1,859.5
---------------------------------------------------------------------------------------------------------------------------

Preference Shares, $0.10 par value; 50,000,000 shares authorized,
  none issued and outstanding                                                                    -                        -
Ordinary Shares, $0.01 par value; 800,000,000 shares authorized,
  317,799,390 and 210,710,363 shares issued and outstanding at
  March 31, 2001, and December 31, 2000, respectively                                          3.2                      2.1
Additional Paid-in Capital                                                                10,580.7                  3,918.7
Accumulated Other Comprehensive Income                                                         1.6                        -
Retained Earnings                                                                            104.3                     83.3
---------------------------------------------------------------------------------------------------------------------------
  Total Shareholders' Equity                                                              10,689.8                  4,004.1
---------------------------------------------------------------------------------------------------------------------------
  Total Liabilities and Shareholders' Equity                                             $16,876.0                 $6,358.8
===========================================================================================================================

                            See accompanying notes.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                               -------------------------------------
                                                                                      2001                 2000
                                                                               ----------------      ---------------
                                                                                            (In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                           $  30.5              $  32.5
   Adjustments to reconcile net income to
    net cash provided by operating activities
     Depreciation and amortization                                                        129.5                 64.6
     Deferred income taxes                                                                 (7.2)                 8.9
     Equity in earnings of joint ventures                                                  (1.7)                (2.9)
     Gain on disposal of assets                                                           (19.5)                   -
     Loss on sale of securities                                                             0.8                    -
     Amortization of debt related discounts/premiums, fair value
      adjustments and issue costs, net                                                     (4.9)                (0.2)

     Deferred income, net                                                                 (19.6)                (7.0)
     Deferred expenses, net                                                               (11.3)                 1.1
     Other, net                                                                            11.2                 (1.2)
     Changes in operating assets and liabilities, net of effects from the
      R&B Falcon merger
        Accounts receivable                                                               (26.9)                (7.9)
        Accounts payable and other current liabilities                                    (32.9)               (38.1)
        Income taxes receivable/payable, net                                               12.3                (11.7)
        Other current assets                                                              (14.6)               (13.5)
--------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                  45.7                 24.6
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                                                    (255.8)              (140.8)
 Proceeds from sale of coiled tubing drilling services business                               -                 24.5
 Other proceeds from disposal of assets, net                                                4.7                  0.2
 Merger costs paid                                                                        (24.6)                   -
 R&B Falcon cash at acquisition                                                           264.7                    -
 Other, net                                                                                 1.6                  1.3
--------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                      (9.4)              (114.8)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowings on revolving credit agreements                                            180.9                 85.0
 Net borrowings from commercial paper program                                              15.0                    -
 Repayments on debt obligations                                                           (12.9)               (41.6)
 Net proceeds from other debt                                                                 -                  3.3
 Net proceeds from issuance of ordinary shares under
   stock-based compensation plans                                                          11.5                  7.5
 Proceeds from issuance of ordinary shares upon
   exercise of warrants                                                                     8.3                    -
 Dividends paid                                                                            (9.5)                (6.3)
 Other, net                                                                                 1.5                 (0.5)
--------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                 194.8                 47.4
--------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                      231.1                (42.8)
--------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Period                                           34.5                165.7
--------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                              $ 265.6              $ 122.9
====================================================================================================================

                            See accompanying notes.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - PRINCIPLES OF CONSOLIDATION

  Transocean Sedco Forex Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company") is a leading international provider of offshore and inland marine contract drilling services for oil and gas wells. As of April 30, 2001, the Company owned, had partial ownership interests in or operated 166 mobile offshore and barge drilling units (including two under construction). The Company contracts its drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells.

  On January 31, 2001, the Company completed a merger transaction ("R&B Falcon merger") with R&B Falcon Corporation ("R&B Falcon"). As a result of the merger, R&B Falcon became an indirect wholly owned subsidiary of the Company. The merger was accounted for as a purchase, with the Company as the accounting acquiror.

  The condensed consolidated balance sheet as of March 31, 2001 represents the consolidated financial position of the merged company. The condensed consolidated statements of cash flows and operations for the three months ended March 31, 2001 include two months of cash flows and operating results for R&B Falcon. The condensed consolidated balance sheet as of December 31, 2000 and the condensed consolidated statements of cash flows and operations for the three months ended March 31, 2000 represent the consolidated financial position, cash flows and results of operations of Transocean Sedco Forex Inc. and not those of the merged company.

NOTE 2 - GENERAL

  BASIS OF CONSOLIDATION - The accompanying condensed financial statements of the Company have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or for any future period. In connection with the preparation of these financial statements, management was required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent liabilities. Actual results could differ from such estimates. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

  SUPPLEMENTARY CASH FLOW INFORMATION - Cash payments for interest and income taxes, net, were $69.4 million and $4.9 million, respectively, for the three months ended March 31, 2001 and $17.0 million and $12.5 million, respectively, for the three months ended March 31, 2000.

  GOODWILL - The excess of the purchase price over the estimated fair value of net assets acquired is accounted for as goodwill and is amortized on a straight-line basis over 40 years. The amortization period is based on the nature of the offshore drilling industry, long-lived drilling equipment and the long-standing relationships with core customers. Accumulated amortization as of March 31, 2001 and December 31, 2000 was $56.9 million and $26.7 million, respectively.

  CAPITALIZED INTEREST - Interest costs for the construction and upgrade of qualifying assets are capitalized. The Company capitalized interest costs on construction work in progress of $21.1 million and $23.1 million for the three months ended March 31, 2001 and 2000, respectively.

  CHANGE IN ESTIMATE - As a result of the R&B Falcon merger, the Company conformed its policies relating to estimated rig lives and salvage values. Estimated useful lives of its offshore drilling units now range from 18 to 35

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

years, reflecting maintenance history and market demand for these drilling units, buildings and improvements from 10 to 30 years and machinery and equipment from four to 12 years. Depreciation expense for the three months ended March 31, 2001 was reduced by approximately $2.1 million (net $0.01 per diluted share) as a result of conforming these policies.

  INCOME TAXES - Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The income tax rates imposed by these taxing authorities vary substantially. Taxable income may differ from pre-tax income for financial accounting purposes. There is no expected relationship between the provision for income taxes and income before income taxes because the countries have taxation regimes which vary not only with respect to nominal rate, but also in terms of the availability of deductions, credits and other benefits. Variations also arise because income earned and taxed in any particular country or countries may fluctuate from period to period.

  COMPREHENSIVE INCOME - The components of total comprehensive income for the three months ended March 31, 2001 and 2000, respectively, are as follows:

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                         2001        2000
                                                        -----        -----
                                                          (In millions)

Net income                                              $30.5        $32.5
Unrealized gain on interest rate swaps                    4.1            -
Unrealized loss on cash flow hedges                      (1.4)           -
Unrealized loss on securities available for sale         (1.1)           -
                                                        -----        -----
 Total comprehensive income                             $32.1        $32.5
                                                        =====        =====

  The components of accumulated other comprehensive income as of March 31, 2001 are as follows. There was no accumulated other comprehensive income as of December 31, 2000.
                                                          March 31,
                                                            2001
                                                      ----------------
                                                        (In millions)

Unrealized gain on interest rate swaps                      $ 4.1
Unrealized loss on cash flow hedges                          (1.4)
Unrealized loss on securities available for sale             (1.1)
                                                            -----
 Accumulated other comprehensive income                     $ 1.6
                                                            =====

  SEGMENTS - The Company's operations have been aggregated into two reportable segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. The Company provides services with different types of drilling equipment in several geographic regions. The location of the Company's rigs and the allocation of resources to build or upgrade rigs is determined by the activities and needs of customers. See Note 8.

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

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended in June 1999. The Company adopted SFAS No. 133 as of January 1, 2001. Because of the Company's limited use of derivatives to manage its exposure to fluctuations in foreign currency exchange rates and interest rates, the adoption of the new statement had no effect on the results of operations or the consolidated financial position of the Company. See Note 7.

NOTE 3 - BUSINESS COMBINATION

  On January 31, 2001, the Company completed a merger transaction with R&B Falcon in which an indirect wholly owned subsidiary of the Company merged with and into R&B Falcon. As a result of the merger, R&B Falcon common shareholders received 0.5 newly issued ordinary shares of the Company for each R&B Falcon share. The Company issued approximately 106.1 million ordinary shares in exchange for the issued and outstanding shares of R&B Falcon and assumed warrants and options exercisable for approximately 13.2 million ordinary shares. The ordinary shares issued in exchange for the issued and outstanding shares of R&B Falcon constituted approximately 33 percent of the outstanding ordinary shares of the Company after the merger.

  The Company accounted for the merger using the purchase method of accounting with the Company treated as the accounting acquiror. The purchase price of $6.7 billion is comprised of the calculated market capitalization of the Company's ordinary shares issued at the time of merger with R&B Falcon of $6.1 billion and the estimated fair value of R&B Falcon stock options and warrants at the time of the merger of $0.6 billion. The market capitalization of the Company's ordinary shares issued was calculated using a $57.2313 per share average closing price of the Company's ordinary shares for a period immediately before and after August 21, 2000, the date the merger was announced.

  The purchase price included, at estimated fair value, current assets of $672.0 million, drilling and other property and equipment of $4,103.7 million, other assets of $146.8 million and the assumption of current liabilities of $348.5 million, other net long-term liabilities of $270.7 million and long-term debt of $3,205.8 million. The excess of the purchase price over the estimated fair value of net assets acquired was $5,556.1 million, which has been accounted for as goodwill and is being amortized on a straight-line basis over 40 years.

  In conjunction with the R&B Falcon merger, the Company established a liability of $16.3 million for the estimated severance related costs associated with the involuntary termination of 569 R&B Falcon employees pursuant to management's plan to consolidate operations and administrative functions post-merger. Through March 31, 2001 approximately $7.0 million of these costs were paid. The Company anticipates that substantially all of the amounts will be paid by the end of 2001.

  Unaudited pro forma combined operating results of the Company and R&B Falcon assuming the merger was completed as of January 1, 2001 and 2000, respectively, are summarized as follows:

                                                    Three Months Ended
                                                ----------------------------
                                                         March 31,
                                                ----------------------------
                                                   2001               2000
                                                ---------           --------
                                                 (In millions, except per
                                                         share data)

Operating revenues                                 $676.0             $505.1
Operating income (loss)                              74.0              (22.1)
Net income (loss)                                    16.2              (44.6)
Basic and diluted earnings (loss) per share          0.05              (0.18)

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

  The pro forma information includes adjustments for additional depreciation based on the fair market value of the drilling and other property and equipment acquired, the amortization of goodwill arising from the transaction, increased interest expense for debt assumed in the merger and related adjustments for income taxes. The pro forma information is not necessarily indicative of the results of operations had the transaction been effected on the assumed date or the results of operations for any future periods.

NOTE 4 - UPGRADE AND EXPANSION OF DRILLING FLEET

  Capital expenditures, including capitalized interest, totaled $256 million during the three months ended March 31, 2001 and include $21 million, $20 million, $137 million and $11 million spent on the construction of the Sedco Express, Sedco Energy, Deepwater Horizon and Cajun Express, respectively. A substantial majority of the capital expenditures is related to the International and U.S. Floater Contract Drilling Services segment.

NOTE 5 - DEBT

  Debt is comprised of the following:

                                                                      March 31,             December 31,
                                                                        2001                    2000
                                                                     ------------------------------------------
                                                                                (In millions)
Zero Coupon Convertible Debentures(1) , due May 2020                      $  502.1                $  497.7
11% Secured Notes, due March 2006                                            488.6                       -
11.375% Secured Notes, due March 2009                                        481.7                       -
Term Loan Agreement                                                          400.0                   400.0
SunTrust Revolving Credit Agreements                                         361.0                       -
6.75% Senior Notes, due April 2005                                           355.6                       -
9.5% Senior Notes, due December 2008                                         353.3                       -
12.25% Senior Notes, due March 2006                                          254.6                       -
6.95% Senior Notes, due April 2008                                           252.5                       -
6.5% Senior Notes, due April 2003                                            251.7                       -
7.375% Senior Notes, due April 2018                                          250.5                       -
10.25% Senior Notes, due May 2003                                            207.4                       -
8.00% Debentures, due April 2027                                             197.9                   197.9
Nautilus Class A1 Notes                                                      169.7                       -
9.125% Senior Notes, due December 2003                                       107.7                       -
7.45% Notes, due April 2027                                                   94.2                    94.1
Secured Rig Financing                                                         64.2                    68.6
Nautilus Class A2 Notes, due May 2005                                         53.0                       -
Commercial Paper                                                              15.0                       -
6.9% Notes                                                                    12.8                    14.9
ABN Revolving Credit Agreement                                                   -                   180.1
Other                                                                            -                     0.1
                                                                          --------------------------------

Total Debt                                                                 4,873.5                 1,453.4
Less Current Maturities                                                      260.6                    23.1
                                                                          --------------------------------

Total Long-Term Debt                                                      $4,612.9                $1,430.3
                                                                          ================================

(1)  Net of unamortized discount and issue costs.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

  Expected maturity of the face value of the Company's debt is as follows:

                                         Years Ended
                                         December 31,
                                      -----------------
                                        (In millions)

Remainder of 2001                         $  260.6
2002                                         162.6
2003                                         757.0
2004                                         209.7
2005                                         585.2
Thereafter                                 2,965.0
                                          --------
 Total                                    $4,940.1
                                          ========

  Zero Coupon Convertible Debentures - In May 2000, the Company issued zero coupon convertible debentures (the "convertible debentures") due May 2020 with a face value at maturity of $865.0 million. The convertible debentures were issued at a price to the public of $579.12 per convertible debenture and accrue original issue discount at a rate of 2.75 percent per annum compounded semiannually to reach a face value at maturity of $1,000 per convertible debenture. The Company will pay no interest on the convertible debentures prior to maturity and has the right to redeem the convertible debentures after three years for a price equal to the issuance price plus accrued original issue discount to the date of redemption. A convertible debenture holder has the right to require the Company to repurchase the convertible debentures on the third, eighth and thirteenth anniversary of issuance at the issuance price plus accrued original issue discount to the date of repurchase. The Company may pay this repurchase price with either cash or ordinary shares or a combination of cash and ordinary shares. The convertible debentures are convertible into ordinary shares of the Company at the option of the holder at any time at a ratio of
8.1566 shares per convertible debenture subject to adjustments if certain events take place. The indenture and supplemental indenture pursuant to which the convertible debentures were issued impose restrictions on certain actions by the Company, including creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions. The fair value of the convertible debentures as of March 31, 2001 was approximately $503.9 million based on the estimated yield to maturity as of that date.

  Term Loan Agreement - The Company is a party to a $400 million unsecured five-year term loan agreement with a group of banks led by SunTrust Bank, Atlanta, as agent, dated as of December 16, 1999 (the "Term Loan Agreement"). Amounts outstanding under the Term Loan Agreement bear interest at the Company's option, at a base rate or LIBOR plus a margin (0.70 percent per annum at March 31, 2001) that varies depending on the Company's senior unsecured public debt rating. No principal payments are required for the first two years, and the Company may prepay some or all of the debt at any time without premium or penalty. The Term Loan Agreement requires compliance with various restrictive covenants and provisions customary for an agreement of this nature including an interest coverage ratio of not less than 3 to 1, a leverage ratio of not greater than 40 percent and limitations on mergers and sale of substantially all assets, permitted liens, subsidiary and certain other types of debt, transactions with affiliates and sale/leaseback transactions. The carrying value of borrowings under the Term Loan Agreement approximates fair value.

  Revolving Credit Agreement and Commercial Paper Program - The Company is a party to a $550 million five-year revolving credit agreement (the "Five-Year Revolver") and a $250 million 364-day revolving credit agreement (the "364-Day Revolver") with a group of banks led by SunTrust Bank, Atlanta, as agent, dated as of December 29, 2000 (together the "SunTrust Revolving Credit Agreements") under which the Company may borrow or procure credit. On January 4, 2001, borrowings under the Five-Year Revolver were used to repay debt incurred under the $540 million revolving credit agreement with a group of banks led by ABN AMRO Bank, NV, as agent. Through June 2001, amounts outstanding under the SunTrust Revolving Credit Agreements bear interest, at the Company's option, at a base rate or LIBOR plus a margin that is fixed at 0.45 percent per annum under the Five-Year Revolver and 0.475 percent per

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

annum under the 364-Day Revolver. Subsequent to June 2001, the margin under the Five-Year Revolver will vary from 0.180 percent to 0.700 percent and the margin on the 364-Day Revolver will vary from 0.190 percent to 0.725 percent depending on the Company's senior unsecured public debt rating. A utilization fee fixed at
0.125 percent per annum during the first six months of 2001, and varying thereafter from 0.075 percent to 0.150 percent, depending on the Company's senior unsecured public debt rating, is payable if amounts outstanding under the Five-Year Revolver or the 364-Day Revolver are greater than $181.5 million or $82.5 million, respectively. The SunTrust Revolving Credit Agreements contain substantially the same restrictive covenants as are contained in the Term Loan Agreement.

  On March 29, 2001, the Company established its Commercial Paper Program. The borrowings mature on an overnight basis and the average yield at the end of the quarter was 5.85 percent. The SunTrust Revolving Credit Agreements provide liquidity for commercial paper borrowings.

  The carrying value of borrowings under the SunTrust Revolving Credit Agreements and the Commercial Paper Program approximate fair value.

  7.45% Notes and 8.00% Debentures - In April 1997, the Company issued $300 million aggregate principal amount of senior, unsecured debt securities. The securities consist of $100 million aggregate principal amount of 7.45% Notes due April 15, 2027 and $200 million aggregate principal amount of 8.00% Debentures due April 15, 2027. Holders of the 7.45% Notes may elect to have all or any portion of the 7.45% Notes repaid on April 15, 2007 at 100 percent of the principal amount. The 7.45% Notes, at any time after April 15, 2007, and the 8.00% Debentures, at any time, may be redeemed at the Company's option at 100 percent of the principal amount plus a make-whole premium, if any, equal to the excess of the present value of future payments due under the 7.45% Notes and 8.00% Debentures using a discount rate equal to the then-prevailing yield of U.S. treasury notes for a corresponding remaining term plus 20 basis points over the principal amount of the security being redeemed. Interest is payable on April 15 and October 15 of each year. The indenture and supplemental indenture relating to the 7.45% Notes and the 8.00% Debentures limit the Company's ability to incur indebtedness secured by certain liens, engage in certain sale/leaseback transactions and engage in certain merger, consolidation or reorganization transactions. The fair value of the 7.45% Notes and 8.00% Debentures as of March 31, 2001 was approximately $106.8 million and $206.0 million, respectively, based on the estimated yield to maturity as of that date.

  Secured Rig Financing - At March 31, 2001, the Company had outstanding $64.2 million of debt secured by the Trident IX and the Trident 16 (the "Secured Rig Financing"). Payments under these financing agreements include an interest component of 7.95 percent for the Trident IX and 7.20 percent for the Trident
16. The Trident IX facility expires in April 2003 while the Trident 16 facility expires in September 2004. The financing arrangements provide for a call right on the part of the Company to repay the financing prior to expiration of their scheduled terms and in some circumstances a put right on the part of the banks to require the Company to repay the financings. Under either circumstance, the Company would retain ownership of the rigs. The fair value of the Secured Rig Financing as of March 31, 2001 was approximately $69.7 million based on the estimated yield to maturity as of that date.

  6.9% Notes - At March 31, 2001, the Company had outstanding $13.8 million aggregate principal amount of unsecured 6.9% Notes due February 15, 2004 originally issued in a private placement. The note purchase agreement underlying the 6.9% Notes requires compliance with various restrictive covenants and provisions customary for an agreement of this nature and on substantially the same terms as those under the Term Loan Agreement. The fair value of the 6.9% Notes as of March 31, 2001 was $15.3 million based on the estimated yield to maturity as of that date.

  8.875% Senior Notes - At January 31, 2001, approximately $0.4 million principal amount of 8.875% Senior Notes was outstanding. The 8.875% Senior Notes were recorded at fair value on January 31, 2001, as part of the R&B Falcon merger. Pursuant to a notice of redemption delivered to the holders of the 8.875% Senior Notes, the Company redeemed all of the 8.875% Senior Notes on March 29, 2001 at a price equal to 102.2188 percent of the principal amount together with interest accrued to the redemption date.

  6.5%, 6.75%, 6.95% and 7.375% Senior Notes - In April 1998, R&B Falcon issued 6.5% Senior Notes, 6.75% Senior Notes, 6.95% Senior Notes and 7.375% Senior Notes with an aggregate principal amount of $1.1 billion. Interest

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


on these notes is payable on April 15 and October 15 of each year. These notes have maturity dates of April 2003, April 2005, April 2008 and April 2018, respectively. These notes are unsecured obligations of R&B Falcon, ranking pari passu in right of payment with all other existing and future senior unsecured indebtedness of R&B Falcon. At March 31, 2001, approximately $250 million, $350 million, $250 million and $250 million were outstanding under these notes, respectively. These notes were recorded at fair value on January 31, 2001 as part of the R&B Falcon merger. The fair value of the 6.5%, 6.75%, 6.95% and 7.375% Senior Notes as of March 31, 2001 was $253.7 million, $354.7 million, $253.8 million and $244.3 million, respectively, based on the estimated yield to maturity as of that date.

  The 6.75% Senior Notes and the 6.95% Senior Notes are redeemable at the option of R&B Falcon in whole or in part, at a make-whole premium with present values calculated using a discount rate equal to the then-prevailing yield of U.S. treasury notes for a corresponding remaining term plus 20 basis points, together with interest accrued to the redemption date. The 7.375% Senior Notes are redeemable at the option of R&B Falcon, in whole or in part, at a make-whole premium with present values calculated using a discount rate equal to the then-prevailing yield of U.S. treasury notes for a corresponding remaining term plus 25 basis points. The 6.5% Senior Notes are not redeemable at the option of R&B Falcon. The indenture pursuant to which the 6.5% Senior Notes, 6.75% Senior Notes, 6.95% Senior Notes and 7.375% Senior Notes were issued imposes certain restrictions on R&B Falcon, including creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions.

  9.125% and 9.5% Senior Notes - In December 1998, R&B Falcon issued 9.125% Senior Notes and 9.5% Senior Notes with an aggregate principal amount of $400.0 million. Interest on these notes is payable on June 15 and December 15 of each year. These notes have maturity dates of December 2003 and December 2008, respectively. These notes are unsecured obligations of R&B Falcon, ranking pari passu in right of payment with all other existing and future senior indebtedness of R&B Falcon. At March 31, 2001, approximately $100 million and $300 million were outstanding under these notes, respectively. These notes were recorded at fair value on January 31, 2001 as part of the R&B Falcon merger. The fair value of the 9.125% and 9.5% Senior Notes as of March 31, 2001 was $108.7 million and $345.9 million, respectively, based on the estimated yield to maturity as of that date.

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

  10.25% Senior Notes - The 10.25% Senior Notes were issued by Cliffs Drilling Company, a wholly owned subsidiary of R&B Falcon ("Cliffs Drilling"), pursuant to offerings in 1996 and 1997. At March 31, 2001, approximately $200 million principal amount of the 10.25% Senior Notes was outstanding. The 10.25% Senior Notes were recorded at fair value on January 31, 2001 as part of the R&B Falcon merger.

  The indenture under which the 10.25% Senior Notes were issued required that Cliffs Drilling make an offer to purchase the 10.25% Senior Notes at an amount equal to 101 percent of the principal amount of the 10.25% Senior Notes upon the Company's acquisition of R&B Falcon. Pursuant to the offer, approximately $0.1 million of the 10.25% Senior Notes were tendered by holders.

  On April 18, 2001, Cliffs Drilling gave notice to holders of the 10.25% Senior Notes to fully redeem all outstanding 10.25% Senior Notes on May 18, 2001, at
102.5 percent, or $1,025.00 per $1,000 principal amount, plus interest

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


accrued to the redemption date. As a result, the Company expects to recognize an extraordinary gain, net of tax, of $1.4 million in the second quarter of 2001 relating to the early extinguishment of this debt.

  12.25% Senior Notes and 11% and 11.375% Secured Notes - In March 1999, R&B Falcon issued $200.0 million of 12.25% Senior Notes due March 2006. Also in March 1999, RBF Finance Co., a limited purpose finance company and a consolidated affiliate of R&B Falcon, issued $400.0 million of 11% Senior Secured Notes due March 2006 (the "11% Secured Notes") and $400.0 million of 11.375% Senior Secured Notes due March 2009 (the "11.375% Secured Notes" and collectively, with the 11% Secured Notes, the "Secured Notes"). At March 31, 2001, approximately $200 million, $400 million and $400 million were outstanding under the 12.25% Senior Notes, the 11% Secured Notes and the 11.375% Secured Notes, respectively. The 12.25% Senior Notes and the Secured Notes were recorded at fair value on January 31, 2001 as part of the R&B Falcon merger.

  On March 5, 2001, R&B Falcon commenced a tender offer for all of the outstanding 11.375% Secured Notes. All outstanding 11.375% Secured Notes were tendered and holders were paid 122.51 percent, or $1,225.10 per $1,000 principal amount, plus accrued and unpaid interest on April 10, 2001. Concurrently with the launch of the tender offer, RBF Finance Co. also called the 11% Secured Notes and R&B Falcon called the 12.25% Senior Notes for redemption on April 6, 2001. Holders of the 11% Secured Notes were paid 125.282 percent, or $1,252.82 per $1,000 principal amount, plus accrued and unpaid interest, and holders of the 12.25% Senior Notes were paid 130.675 percent or $1,306.75 per $1,000 principal amount, plus accrued and unpaid interest. The Company provided R&B Falcon with sufficient funds to pay for all of the securities purchased pursuant to the offer or redeemed in the redemption by issuing $1.3 billion of senior unsecured debt securities in April 2001 described below.

  In the second quarter of 2001, the Company will recognize an extraordinary loss, net of tax, on the early retirement of the 12.25% Senior Notes and the Secured Notes of approximately $18 million ($0.06 per diluted share).

  Bridge Facility - On March 5, 2001, the Company entered into a $1.2 billion 364-day revolving credit agreement with a group of banks led by SunTrust Bank, Atlanta, as syndication agent (the "Bridge Revolving Credit Agreement"). The purpose of the Bridge Revolving Credit Agreement was to provide liquidity to the Company in connection with the redemption of the 12.25% Notes and the 11% Secured Notes and the tender offer for the 11.375% Secured Notes. The Bridge Revolving Credit Agreement was subsequently terminated on April 12, 2001, after completion of the tender and redemption offers.

  6.625% Notes and 7.5% Notes - In April 2001, the Company issued $700 million aggregate principal amount of 6.625% Notes due April 15, 2011 and $600 million of 7.5% Notes due April 15, 2031. The 6.625% Notes and the 7.5% Notes are redeemable at the option of the Company, in whole or in part, at a make-whole premium with present values calculated using a discount rate equal to the then-prevailing yield of U.S treasury notes for a corresponding remaining period plus 25 basis points and 35 basis points, respectively. The indenture and supplemental indenture relating to the 6.625% Notes and the 7.5% Notes impose restrictions on certain actions by the Company, including creating liens engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions.

  Nautilus Class A1 and A2 Notes - In August 1999, a subsidiary of R&B Falcon completed a $250.0 million project financing for the construction of the Deepwater Nautilus. The financing consists of two five-year notes. The first note is for $200.0 million and bears interest at 7.31 percent, with monthly interest payments, which commenced in September 1999, and monthly principal payments, which commenced in June 2000. The second note is for $50.0 million and bears interest at 9.41 percent, with monthly interest payments, which commenced in September 1999, and a balloon principal payment which is due at maturity of the loan in May 2005. Both notes are collateralized by the Deepwater Nautilus and drilling contract revenues from such rig and are without recourse to R&B Falcon. At March 31, 2001, approximately $171.5 million and $50 million were outstanding under these notes, respectively. These notes were recorded at fair

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

value on January 31, 2001 as part of the R&B Falcon merger. The fair value of the Nautilus Class A1 and A2 Notes as of March 31, 2001 was $172.3 million and $53.2 million, respectively, based on the estimated yield to maturity as of that date.

  Letters of Credit - The Company had letters of credit outstanding at March 31, 2001 totaling $106.1 million. The total includes a letter of credit relating to the legal dispute with Kvaerner Installasjon a.s ("Kvaerner") valued at $24.0 million and a letter of credit relating to the legal dispute with the Indian Customs Department, Mumbai valued at $5.6 million. In addition, the total includes outstanding letters of credit of $53.6 million under a R&B Falcon $70.0 million letter of credit facility entered into with three banks on August 31, 2000. Under this facility, R&B Falcon pays letter of credit fees of 1.5 percent per annum and commitment fees of 0.375 percent per annum, respectively, because R&B Falcon's senior unsecured debt ratings were raised to investment grade levels by the credit rating agencies effective January 31, 2001. This facility, which matures in April 2004, was amended in March 2001 to eliminate most restrictive covenants, but still requires a collateral value ratio of 1.75 times the commitment and is secured by mortgages on five of R&B Falcon's drilling rigs, the J.W. McLean, J.T. Angel, Randolph Yost, D.R. Stewart and George H. Galloway. The remaining letter of credit amount outstanding guarantees various insurance, rig construction and contract bidding activities.

NOTE 6 - OTHER CURRENT LIABILITIES

  Other current liabilities are comprised of the following:

                                               March 31,          December 31,
                                                 2001                2000
                                            ----------------------------------
                                                         (In millions)
Accrued Payroll and Employee Benefits             $127.8               $ 81.2
Accrued Interest                                    74.4                  7.0
Contract Disputes and Legal Claims                  48.3                 36.8
Deferred Gain on Sale of Rigs                       36.6                 57.7
Accrued Taxes, Other than Income                    22.9                 13.0
Deferred Revenue                                    11.3                  9.2
Other                                               22.0                 18.5
                                                  ---------------------------
                                                  $343.3               $223.4
                                                  ===========================

NOTE 7 - FINANCIAL INSTRUMENTS

  Foreign Exchange Risk - The Company operates internationally, resulting in exposure to foreign exchange risk. This risk is primarily associated with compensation costs denominated in currencies other than the U.S. dollar and with purchases from foreign suppliers. The Company uses a variety of techniques to minimize the exposure to foreign exchange risk, including customer contract payment terms and the use of foreign exchange derivative instruments.

  The Company's primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Foreign exchange derivative instruments, specifically foreign exchange forward contracts, may be used to minimize foreign exchange risk in instances where the primary strategy is not attainable. A foreign exchange forward contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange.

  Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

instruments, which do not qualify as hedges for accounting purposes, are recognized currently based on the change in the market value of the derivative instruments.

  On January 10, 2001, the Company entered into foreign currency forward contracts relating to the settlement agreement dated January 4, 2001, with DCN International ("DCN") relating to disputes between Triton Holdings Limited and DCN with respect to construction of the Sedco Express and Sedco Energy. The forward contracts are designated as a hedge of the payable to DCN of 150 million French francs (approximately $21 million), of which 75 million is due on June 28, 2001 and 75 million is due on September 27, 2001. The objective of the hedge transactions is to hedge the variability in the forecasted cash flow due to the French franc currency risk. No ineffectiveness is anticipated as the notional amount and the maturity dates of the forward contracts coincide with the payable balance and due dates, respectively. Over the life of the hedge, interest expense will be reflected in earnings based on the implied interest rate included in the forward contract; other changes in the fair value of the forward contracts relate to the remeasurement of the payable at the monthly accounting rate and will be recorded in earnings when the payable and related forward contract is settled. The unrecognized losses on the hedge transactions ($1.4 million as of March 31, 2001) are a component of Accumulated Other Comprehensive Income in the condensed consolidated balance sheet as of March 31, 2001 and had no effect on the results of operations for the three months ended March 31, 2001.

  Interest Rate Risk - The Company, from time to time, may use interest rate swap agreements to manage the effect of interest rate changes on future income. Interest rate swaps are designated as a hedge of underlying future interest payments. These agreements involve the exchange of amounts based on variable interest rates and amounts based on a fixed interest rate over the life of the agreement without an exchange of the notional amount upon which the payments are based. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. Gains and losses on terminations of interest rate swap agreements are deferred and recognized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income.

  In March 2001, the Company entered into interest rate swap agreements relating to the anticipated private placement of $700 million 6.625% Notes due 2011 and $600 million 7.5% Notes due 2031 in the notional amounts of $200 million and $400 million, respectively. The objective of each transaction was to hedge a portion of the forecasted payments of interest resulting from the issuance of fixed rate debt that are subject to fluctuations in the LIBOR swap rates. Under each forward start date interest swap, the Company paid a LIBOR swap rate and received the floating rate of three-month LIBOR. Hedge effectiveness was assessed by the dollar-offset method by comparing the changes in expected cash flows from the hedges with the change in the LIBOR swap rates. No ineffectiveness occurred as changes in the expected payment under the forward start date swaps were highly effective in offsetting changes in the expected fair value of the debt cash flows due to changes in the LIBOR swap rates. The hedge transactions were closed out on March 30, 2001. The unrealized gain on the hedge transactions ($4.1 million as of March 31, 2001) is a component of Accumulated Other Comprehensive Income in the condensed consolidated balance sheet as of March 31, 2001 and had no effect on the results of operations for the three months ended March 31, 2001. This unrealized gain will be recognized as a reduction of interest expense over the life of the 6.625% Notes and 7.5% Notes beginning in April 2001. Over the next 12-month period, the amount of gain to be recognized will be approximately $0.3 million.

NOTE 8 - SEGMENTS

  Prior to the R&B Falcon merger, the Company operated in one industry segment. As a result of acquiring the R&B Falcon shallow and inland water rigs in the R&B Falcon merger, the Company's operations have been aggregated into two reportable segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. Our International and U.S. Floater Contract Drilling Services segment consists of all of our high-specification floaters (drillships and semisubmersibles), other floaters, non-U.S. jackups, other mobile offshore drilling

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

units, other assets used in support of offshore drilling activities and other offshore support services. Our Gulf of Mexico Shallow and Inland Water segment consists of our Gulf of Mexico jackups and submersible drilling rigs and our U.S. inland drilling barges. The Company provides services with different types of drilling equipment in several geographic regions. The location of the Company's rigs and the allocation of resources to build or upgrade rigs is determined by the activities and needs of customers.

  Operating revenues and income before income taxes and minority interest by segment are as follows:

                                                                           Three Months Ended
                                                                               March 31,
                                                               ------------------------------------------
                                                                       2001                      2000
                                                               ------------------------------------------
                                                                              (In millions)
Operating Revenues
 International and U.S. Floater Contract Drilling Services               $474.0                    $300.8
 Gulf of Mexico Shallow and Inland Water                                   82.0                         -
 Elimination of intersegment revenues                                      (5.9)                        -
                                                               ----------------       -------------------
       Total Operating Revenues                                          $550.1                    $300.8
                                                               ----------------       -------------------

Income before Income Taxes and Minority Interest
 International and U.S. Floater Contract Drilling Services               $ 75.9                    $ 42.4
 Gulf of Mexico Shallow and Inland Water                                   13.3                         -
                                                               ----------------       -------------------
                                                                           89.2                      42.4
Unallocated other income (expense)                                        (32.5)                        -
Unallocated general and administrative expense                            (14.7)                        -
                                                               ----------------       -------------------
    Total Income before Income Taxes and Minority Interest               $ 42.0                    $ 42.4
                                                               ================       ===================

  Total assets by segment are as follows:

                                                                  March 31,             December 31,
                                                                    2001                   2000
                                                               -----------------------------------------
                                                                             (In millions)
   International and U.S. Floater Contract Drilling Services          $13,648.9                 $6,358.8
   Gulf of Mexico Shallow and Inland Water                              2,918.0                        -
   Unallocated Corporate                                                  309.1                        -
                                                               ----------------      -------------------
       Total Assets                                                   $16,876.0                 $6,358.8
                                                               ================      ===================

  Prior to the R&B Falcon merger on January 31, 2001, the Company operated in one industry segment and, as such, there were no unallocated assets or income items for periods prior to the merger.

NOTE 9 - ASSET DISPOSITIONS

  In February 2001, Sea Wolf Drilling Limited ("Sea Wolf"), a joint venture in which the Company holds a 25 percent interest, sold two semisubmersible rigs, the Drill Star and Sedco Explorer, to Pride International, Inc. In the first quarter of 2001, the Company recognized the accelerated amortization of the deferred gain related to the Sedco Explorer of $18.5 million which was included in the Gain on Sale of Assets. The Company will continue to operate the Drill Star, which has been renamed the Pride North Atlantic, under a bareboat charter agreement until approximately September 2001. The amortization of the Drill Star's deferred gain will be accelerated and will produce incremental gains totaling an estimated $12 million in each of the second and third quarters of 2001. The Company's bareboat charter on the Sedco Explorer has been terminated.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

  In February 2000, the Company sold its coiled tubing drilling services business to Schlumberger Limited. The net proceeds from the sale were $24.5 million and no gain or loss was recognized on the sale. The Company's interest in its Transocean-Nabors Drilling Technology LLC and DeepVision LLC joint ventures were excluded from the sale.

NOTE 10 - EARNINGS PER SHARE

  The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows:

                                                                            Three Months Ended
                                                                                 March 31,
                                                                  ------------------------------------------
                                                                         2001                    2000
                                                                  ------------------      ------------------
                                                                      (In millions, except per share data)

Net income                                                                    $ 30.5                  $ 32.5
                                                                  ==================      ==================
Weighted-average shares outstanding
      Shares for basic earnings per share                                      280.6                   210.2
      Effect of dilutive securities:
         Employee stock options and unvested stock grants                        3.0                     0.8
         Warrants to purchase ordinary shares                                    1.9                       -
                                                                  ------------------      ------------------
Adjusted weighted-average shares and assumed
   Conversions for diluted earnings per share                                  285.5                   211.0
                                                                  ==================      ==================
Earnings Per Share
      Basic and Diluted                                                       $ 0.11                  $ 0.15
                                                                  ==================      ==================

  Ordinary shares subject to issuance pursuant to the conversion features of the convertible debentures (Note 5) are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share because the effect of including those shares is anti-dilutive.

NOTE 11 - SUBSEQUENT EVENTS

  1.5% Convertible Debentures - In May 2001, the Company issued $400 million aggregate principal amount of 1.5% Convertible Debentures due May 2021. Interest is payable on May 15 and November 15 of each year. The Company has the right to redeem the 1.5% Convertible Debentures after five years for a price equal to 100 percent of the principal amount plus interest accrued up to but not including the redemption date. A 1.5% Convertible Debenture holder has the right to require the Company to repurchase the convertible debentures after five, ten and fifteen years at 100 percent of the principal amount plus accrued interest up to and including the repurchase date. The Company may pay this repurchase price with either cash or ordinary shares or a combination of cash and ordinary shares. The 1.5% Convertible Debentures are convertible into ordinary shares of the Company at the option of the holder at any time at a ratio of 13.8627 shares per $1,000 principal amount convertible debenture, subject to adjustments if certain events take place, if the closing sale price per ordinary share exceeds 110 percent of the conversion price (currently $72.136 per ordinary share) for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the conversion date or if other specified conditions are met. The indenture and supplemental indenture pursuant to which the 1.5% Convertible Debentures were issued impose restrictions on certain actions by the Company, including creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

  Disputes - RIGCO North America, LLC ("RIGCO"), a subsidiary of Tatham Offshore Inc., filed suit in a Texas state court in July 1999 asserting various claims in connection with shipyard and rig management contracts for two rigs managed on behalf of RIGCO. As a result of the Sedco Forex Holdings Limited merger, the Company assumed liability for these claims. RIGCO alleged breach of contract, negligence and fraud and claimed damages of at least $51 million, plus exemplary damages, attorneys' fees and other unspecified damages. The Company settled the suit in April 2001, the terms of which have been reflected in the Company's results of operations for the first quarter of 2001. The settlement did not have a material adverse effect on its business or consolidated financial position.

  The Company is a defendant in Bryant, et al. v. R&B Falcon Drilling USA, Inc., et al. in the United States District Court for the Southern District of Texas, Galveston Division. R&B Falcon Drilling USA is a wholly owned indirect subsidiary of R&B Falcon. In this suit, the plaintiffs allege that R&B Falcon Drilling USA, the Company and a number of other offshore drilling contractors with operations in the U.S. Gulf of Mexico have engaged in a conspiracy to depress wages and benefits paid to certain of their offshore employees. The plaintiffs contend that this alleged conduct violates federal antitrust law and constitutes unfair trade practices and wrongful employment acts under state law. The plaintiffs sought treble damages, attorneys' fees and costs on behalf of themselves and an alleged class of offshore workers, along with an injunction against exchanging certain wage and benefit information with other offshore drilling contractors named as defendants. In May 2001, the Company reached an agreement in principle with the plaintiffs' counsel to settle all claims, pending Court approval of the settlement. Court approval of the settlement is expected during the fourth quarter of 2001; however, the Company can give no assurance that this approval will be obtained. The terms of the settlement have been reflected in the Company's results of operations for the first quarter of 2001. The settlement did not have a material adverse effect on its business or consolidated financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

OVERVIEW

  Transocean Sedco Forex Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company", "we" or "our") is a leading international provider of offshore and inland marine contract drilling services for oil and gas wells. As of April 30, 2001, the Company owned, had partial ownership interests in or operated 166 mobile offshore drilling and barge units (including two under construction). The Company's active fleet consists of 33 high-specification floaters, 33 other floaters, 55 jackup rigs, 37 drilling barges, five tenders and three submersible rigs. In addition, the fleet includes four mobile offshore production units, two multi-purpose service vessels and two platform drilling rigs. The Company also has a fleet of land and barge drilling rigs in Venezuela consisting of 11 wholly owned and two partially owned land rigs and three lake barges. The Company contracts its drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells.

  On January 31, 2001, the Company completed a merger transaction ("R&B Falcon merger") with R&B Falcon Corporation ("R&B Falcon"). As a result of the merger, R&B Falcon became an indirect wholly owned subsidiary of the Company. The merger was accounted for as a purchase, with the Company as the accounting acquiror. The condensed consolidated financial statements for the three months ended March 31, 2001, include two months of operating results for R&B Falcon.

  Prior to the R&B Falcon merger, the Company operated in one industry segment. As a result of acquiring the R&B Falcon shallow and inland water rigs in the R&B Falcon merger, the Company's operations have been aggregated into two reportable segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. Our International and U.S. Floater Contract Drilling Services segment consists of all of our high-specification floaters (drillships and semisubmersibles), other floaters, non-U.S. jackups, other mobile offshore drilling units, other assets used in support of offshore drilling activities and other offshore support services. Our Gulf of Mexico Shallow and Inland Water segment consists of our Gulf of Mexico jackups and submersible drilling rigs and our U.S. inland drilling barges.

OPERATING RESULTS

  Three months ended March 31, 2001 compared to three months ended March 31,
2000

  Operating revenues for the three months ended March 31, 2001 were $550.1 million compared to $300.8 million for the same period in 2000. International and U.S. Floater Contract Drilling Services operating revenues were $474.0 million for the three months ended March 31, 2001 compared to $300.8 million for the same period in 2000, an increase of $173.2 million or 58 percent. Revenues relating to former R&B Falcon operations subsequent to the R&B Falcon merger totaled $150.2 million for the three months ended March 31, 2001. Revenues for the three months ended March 31, 2001 included $41.4 million from three rigs that were under construction during the same period in 2000. Revenues for the three months ended March 31, 2000 included a $25.1 cash settlement relating to an agreement with a unit of BP to cancel the remaining 14 months of firm contract time on the semisubmersible rig, the Transocean Amirante. The increase in Gulf of Mexico Shallow and Inland Water operating revenues to $82.0 million resulted from the R&B Falcon merger.

  Operating and maintenance expense for the three months ended March 31, 2001 was $351.0 million compared to $185.8 million for the same period in 2000. International and U.S. Floater Contract Drilling Services operating expenses were $308.2 million for the three months ended March 31, 2001 compared to $185.8 million for the same period in 2000, an increase of $122.4 million or 66 percent. The increase was primarily a result of the R&B Falcon merger and the activation of three newbuild drilling units since the first quarter of 2000. Operating and maintenance expense for the three months ended March 31, 2001 was reduced by $9.0 million related to the accelerated amortization of the deferred gain on the Drill Star. See "-Liquidity and Capital Resources-Acquisitions and Dispositions." The increase in Gulf of Mexico Shallow and Inland Water operating expenses to $42.8 million resulted from the R&B Falcon merger. A large portion of operating and maintenance expense consists of employee-related costs and is fixed or only semi-variable. Accordingly, operating and maintenance expense does not vary in direct proportion to activity.

  Depreciation expense was $99.3 million for the three months ended March 31, 2001 compared to $57.9 million for the same period in 2000. International and U.S. Floater Contract Drilling Services depreciation expense was $80.5 million for the three months ended March 31, 2001 compared to $57.9 million for the same period in 2000, an increase of $22.6 million or 39 percent. The increase was primarily due to the addition of the R&B Falcon rigs subsequent to the R&B Falcon merger and depreciation expense in 2001 for three newbuild drilling units placed into service since the first quarter of 2000. This increase was partially offset by a reduction of approximately $2.1 million for the three months ended March 31, 2001 as a result of the Company conforming its policies related to estimated rig lives after the R&B Falcon merger. The increase in Gulf of Mexico Shallow and Inland Water depreciation expense to $18.8 million resulted from the R&B Falcon merger.

  Goodwill amortization expense was $30.2 million for the three months ended March 31, 2001 compared to $6.7 million for the same period in 2000. International and U.S. Floater Contract Drilling Services amortization expense was $22.8 million for the three months ended March 31, 2001 compared to $6.7 million for the same period in 2000. This increase of $16.1 million or 240 percent was due to additional goodwill amortization expense resulting from the R&B Falcon merger. The increase in Gulf of Mexico Shallow and Inland Water to $7.4 million resulted from the R&B Falcon merger.

  General and administrative expense for the three months ended March 31, 2001 was $14.7 million compared to $12.8 million for the same period in 2000, an increase of $1.9 million or 15 percent. The increase is primarily attributable to the R&B Falcon merger and reflects the costs to manage a larger and more complex organization.

  During the three months ended March 31, 2001, the Company recognized $18.5 million related to the accelerated amortization of the deferred gain on the sale of the Sedco Explorer (see "-Liquidity and Capital Resources-Acquisitions and Dispositions"). There was no comparable item in the first quarter of 2000.

  Other expense was $32.5 million for the three months ended March 31, 2001 compared to other income of $4.8 million for the same period in 2000, a decrease in income of $37.3 million. Interest expense, net of amounts capitalized, was $37.2 million and $0 for the three months ended March 31, 2001 and 2000, respectively. Total interest expense was $58.3 million for the three months ended March 31, 2001 compared to $23.1 million for the same period in 2000, an increase of $35.2 million or 152 percent. The increase during 2001 was due to higher debt levels arising from the additional debt assumed in the R&B Falcon merger and borrowings to fund our newbuild construction projects. Total interest capitalized relating to construction projects was $21.1 million for the three months ended March 31, 2001 compared to $23.1 million for the same period in 2000, a decrease of $2.0 million or 9 percent. Overall there was a net increase in interest expense as a smaller proportion was capitalized compared to 2000. Equity in earnings of joint ventures decreased by $1.2 million due primarily to a loss of $2.6 million resulting from the sale of rigs by Sea Wolf Drilling Limited ("Sea Wolf") to Pride International, Inc. ("Pride") (see "-Liquidity and Capital Resources-Acquisitions and Dispositions") offset by increases of $2.1 million due to equity in joint ventures acquired in the R&B Falcon merger. Interest income was $3.6 million for the three months ended March 31, 2001 compared to $1.0 million for the same period in 2000, an increase of $2.6 million or 260 percent. The increase is primarily due to interest earned on secured contingent notes acquired as part of the R&B Falcon merger.

  Provision for income taxes for the three months ended March 31, 2001 was $10.2 million compared to $9.7 million for the same period in 2000. The Company operates internationally and provides for income taxes based on the tax laws and rates in the countries in which it operates and income is earned. There is no expected relationship between the provision for income taxes and income before income taxes.

FINANCIAL CONDITION

  March 31, 2001 compared to December 31, 2000

  Total assets at March 31, 2001 were $16.9 billion compared to $6.4 billion at December 31, 2000. International and U.S. Floater Contract Drilling Services assets were $13.6 billion at March 31, 2001 compared to $6.4 billion at December 31, 2000, an increase of $7.2 billion or 113 percent. The increase was primarily due to the addition of R&B Falcon's assets at fair value of $3.8 billion and goodwill of $3.8 billion. The increase in Gulf of Mexico Shallow and Inland Water assets to $2.9 billion resulted from assets acquired at fair value in the R&B Falcon merger of $1.1 billion and resulting goodwill of $1.8 billion.

RESTRUCTURING CHARGES

  In conjunction with the R&B Falcon merger, the Company established a liability of $16.3 million for the estimated severance related costs associated with the involuntary termination of 569 R&B Falcon employees pursuant to management's plan to consolidate operations and administrative functions post-merger. Through March 31, 2001, approximately $7.0 million of these costs were paid. The Company anticipates that substantially all of the amounts will be paid by the end of 2001.

OUTLOOK

  Fleet utilization and dayrates in both our International and U.S. Floater Contract Drilling Services and Gulf of Mexico Shallow and Inland Water business segments improved on an overall basis during the first quarter of 2001, supported by commodity prices which remained at relatively strong levels during the period.

  Pro forma utilization and dayrate figures noted below have been calculated based on the combined fleet of Transocean Sedco Forex and R&B Falcon for the full first quarter 2001 and the equivalent period of 2000.

  Within our International and U.S. Floater Contract Drilling Services business, utilization of our high-specification floaters (drillships and semisubmersibles) on a pro forma basis was 83 percent for the first quarter of 2001, compared to 73 percent for the same period in 2000. Pro forma utilization for the other floaters and non-U.S. jackups during the three months ended March 31, 2001 was 70 percent and 79 percent, respectively, compared to pro forma utilization of 59 percent and 67 percent, respectively, during the same period in 2000. Pro forma average dayrates for our high-specification floaters, other floaters and non-U.S. jackups during the first quarter of 2001 were $134,000, $59,000 and $38,000, respectively. These dayrates compare to $119,800, $65,000 and $32,000, respectively, on a pro forma basis for the same rig classes in the first quarter of 2000.

  Pro forma utilization for our jackups and submersibles included in the Gulf of Mexico Shallow and Inland Water segment was 74 percent during the three months ended March 31, 2001, while the inland barge pro forma utilization totaled 67 percent. During the corresponding three months in 2000, jackup and submersible and inland drilling barge pro forma utilization totaled 50 percent and 39 percent, respectively. Pro forma average dayrates during the first quarter of 2001 for the segment's jackups and submersibles and inland barges were $35,400 and $19,100, respectively. These dayrates compare to $19,100 and $15,100, respectively, on a pro forma basis for the first quarter of 2000.

  Our utilization was affected by scheduled maintenance and repairs during the first quarter of 2001. We expect to experience approximately 400 days of planned shipyard time (excluding newbuild rigs under construction) in the second quarter of this year as well, although we estimate that we will have over two-thirds of the total planned shipyard work for 2001 completed by the end of the second quarter of 2001. Two newbuild units, the Cajun Express and Sedco Express, were completed during April 2001. We expect that our two remaining newbuild units, the Sedco Energy and Deepwater Horizon, will be completed and commence operations in May 2001 and the third quarter of 2001, respectively.

  We expect the demand for mobile offshore drilling units and inland barges to remain relatively strong through the end of the year, sustained by the expected continuation of robust commodity prices. Assuming favorable industry fundamentals remain, we expect a general, but gradual, upward trend in dayrates, although we believe the potential future upside in dayrates is more limited in our Gulf of Mexico Shallow and Inland Water business. We also expect our utilization to improve, particularly as we complete the planned shipyard maintenance and upgrade projects during the course of the year. We continue to expect an improving level of activity for drilling rigs capable of operating in water depths greater than 5,000 feet, assuming that deepwater discoveries made over the past four years transition to multi-year development phases.

  Most geographic areas are experiencing continued improvement in activity, as previously announced client spending levels are realized. In particular, seasonal demand in the North Sea sectors has increased activity there, the U.S. Gulf of Mexico remains active and the jackup market in West Africa has been fairly strong. The Asian floater market remains depressed although the Asian jackup market is relatively healthy. Activity in Brazil has increased due to the opening of the exploration market to private companies, although future demand there will depend upon the success of these new programs, among other factors.

  We are currently analyzing whether to bring additional U.S. jackups and barges which are currently stacked and not marketed into an operational and marketed status. We do not anticipate bringing any of these units out of stacked status unless supported by fixed term contracts.

  Although we currently foresee generally improving markets, the contract drilling market historically has been highly competitive and cyclical, and we are unable to predict the extent to which current market conditions will continue. A decline in oil or gas prices could reduce demand for our contract drilling services and adversely affect both utilization and dayrates.

  We still anticipate experiencing higher levels of expenses during 2001 compared to 2000 due to a variety of factors, including, but not limited to, those described in this paragraph. We expect to complete our remaining major construction projects by the end of the third quarter of 2001, resulting in increased interest expense as interest on these projects will no longer be capitalized. The planned shipyard projects will result in increased expenses during 2001. We also replaced previous employment agreements with certain executives which contained change in control provisions that had been triggered by the Sedco Forex Holdings Limited merger ("Sedco Forex merger"). These new agreements will require us to recognize approximately $5.8 million in additional compensation expense during 2001. Finally, the labor market for rig workers, especially in the U.S. Gulf of Mexico, has tightened as rig utilization rates have increased. As this trend continues, we will likely incur higher compensation expense to attract and retain qualified rig personnel. We also may incur additional compensation expense due to the harmonization of compensation packages between the former R&B Falcon and Transocean Sedco Forex workforces.

  We plan to sell a number assets during 2001, including the disposition of our land and barge drilling business in Venezuela, although these sales will be dependent upon the realization of an acceptable sale price. We currently expect the proceeds of these sales to be between $400 million and $500 million. The actual proceeds may differ substantially from those expectations and we may decide to discontinue our sales efforts. Most of the assets which are planned to be sold were marked to fair value on our books in connection with the R&B Falcon merger pursuant to purchase accounting rules. Consequently, we do not expect sales of those assets to materially affect our earnings in the future.

  We completed the phase-out of our turnkey operations in April 2001.

  On May 1, 2001, approximately 49 percent of our total mobile offshore drilling unit fleet days was committed for the remainder of 2001 and 17 percent for the year 2002.

LIQUIDITY AND CAPITAL RESOURCES

  SOURCES AND USES OF CASH

  Cash flows provided by operations were $45.7 million for the three months ended March 31, 2001, compared to $24.6 million for the same period in 2000, an increase of $21.1 million. Cash flows from net income items were $12.0 million higher and cash used for working capital items was $9.1 million lower for the three months ended March 31, 2001 as compared to the same period in 2000.

  Cash flows used in investing activities were $9.4 million for the three months ended March 31, 2001, compared to $114.8 million for the same period in 2000, a decrease of $105.4 million. During 2001, the Company received cash in connection with the R&B Falcon merger of $264.7 million. No such amounts were received during 2000. Capital expenditures relating to rig construction and upgrade projects increased by $115.0 million and the Company paid merger costs related to the R&B Falcon merger of $24.6 million. During the first three months of 2000, the Company received net proceeds of $24.5 million from the sale of its coiled tubing drilling services business.

  Cash flows provided by financing activities were $194.8 million for the three months ended March 31, 2001, compared to $47.4 million for the same period in 2000, an increase of $147.4 million. During 2001, the Company had net borrowings of $180.9 million under its revolving credit agreements and $15.0 million from its commercial paper program. During the first three months of 2000, the Company had net borrowings of $85.0 million under its revolving credit facility offset by repayments of $41.6 million for various notes payable.

  CAPITAL EXPENDITURES

  Capital expenditures, including capitalized interest, totaled $256 million during the three months ended March 31, 2001. During 2001, the Company expects to spend $565 million on its existing fleet, expanded corporate infrastructure, completion of major construction projects, major upgrades to the Discoverer 534 and Sedco 710 and the conversion of the Sedco 135D to an offshore production facility. A substantial majority of the capital expenditures is related to the International and U.S. Floater Contract Drilling Services segment.

  The following table summarizes projected expenditures (including capitalized interest) during the remainder of 2001 for the Company's major construction projects.

                                                Expenditures -                   Projected                  Projected
                                              Three Months Ended               Expenditures -             Recorded Value
                                                March 31, 2001               Remainder of 2001            At Completion
--------------------------------------------------------------------------------------------------------------------------
(In millions)

Sedco Express                                         $ 21                         $ 38                    $  397
Sedco Energy                                            20                           31                       396
Deepwater Horizon                                      137                           26                       350
Cajun Express                                           11                           11                       326
Discoverer Deep Seas                                     7                            -                       315
--------------------------------------------------------------------------------------------------------------------------
                                                      $196                         $106                    $1,784
==========================================================================================================================

  The Sedco Express-class semisubmersibles are either completed or in the final stages of construction and commissioning. The Sedco Express was completed at the end of the first quarter of 2001. In February 2001, a unit of TotalFinaElf terminated the three-year contract for the Sedco Express in light of the rig's delayed delivery beyond December 28, 2000. The Sedco Energy arrived in Brazil in April 2001 and is expected to begin a 42-month contract with Texaco in May 2001. The Deepwater Horizon is expected to arrive in the U.S. Gulf of Mexico in the third quarter of 2001, when it will begin a three-year contract with a unit of BP in the U.S. Gulf of Mexico. The Cajun Express was delivered early in the second quarter of 2001, when it began an 18-month contract with Marathon in the U.S. Gulf of Mexico. The Discoverer Deep Seas was delivered early in the first quarter of 2001, when it began a five-year contract with Chevron in the U.S. Gulf of Mexico.

  As with any major construction project that takes place over an extended period of time, the actual costs, the timing of expenditures and delivery dates may vary from estimates based on numerous factors, including engineering, software or system problems, including those relating to the commissioning of new designed equipment, shortages of equipment, materials or skilled labor, unscheduled delays in the delivery of ordered materials and equipment, work stoppages, shipyard unavailability, weather interference, unanticipated cost increases and difficulty in obtaining necessary permits or approvals. The Company intends to fund the cash requirements relating to these capital commitments through available cash balances, borrowings under the SunTrust Revolving Credit Agreements and the Commercial Paper Program referred to below and other commercial bank or capital market financings.

  DEBT

  Zero Coupon Convertible Debentures - In May 2000, the Company issued zero coupon convertible debentures (the "convertible debentures") due May 2020 with a face value at maturity of $865.0 million. The convertible debentures were issued at a price to the public of $579.12 per convertible debenture and accrue original issue discount at a rate of 2.75 percent per annum compounded semiannually to reach a face value at maturity of $1,000 per convertible debenture. The Company will pay no interest on the convertible debentures prior to maturity and has the right to redeem the convertible debentures after three years for a price equal to the issuance price plus accrued original issue discount to the date of redemption. A convertible debenture holder has the right to require the Company to repurchase the convertible debentures on the third, eighth and thirteenth anniversary of issuance at the issuance price plus accrued original issue discount to the date of repurchase. The Company may pay this repurchase price with either cash or ordinary shares or a combination of cash and ordinary shares. The convertible debentures are convertible into ordinary shares of the Company at the option of the holder at any time at a ratio of
8.1566 shares per convertible debenture subject to adjustments if certain events take place. The indenture and supplemental indenture pursuant to which the convertible debentures were issued impose restrictions on certain actions by the Company, including creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions.

  Term Loan Agreement - The Company is a party to a $400 million unsecured five-year term loan agreement with a group of banks led by SunTrust Bank, Atlanta, as agent, dated as of December 16, 1999 (the "Term Loan Agreement"). Amounts outstanding under the Term Loan Agreement bear interest at the Company's option, at a base rate or LIBOR plus a margin (0.70 percent per annum at March 31, 2001) that varies depending on the Company's senior unsecured public debt rating. No principal payments are required for the first two years, and the Company may prepay some or all of the debt at any time without premium or penalty. The Term Loan Agreement requires compliance with various restrictive covenants and provisions customary for an agreement of this nature including an interest coverage ratio of not less than 3 to 1, a leverage ratio of not greater than 40 percent and limitations on mergers and sale of substantially all assets, permitted liens, subsidiary and certain other types of debt, transactions with affiliates and sale/leaseback transactions.

  Revolving Credit Agreement and Commercial Paper Program - The Company is a party to a $550 million five-year revolving credit agreement (the "Five-Year Revolver") and a $250 million 364-day revolving credit agreement (the "364-Day Revolver") with a group of banks led by SunTrust Bank, Atlanta, as agent, dated as of December 29, 2000 (together the "SunTrust Revolving Credit Agreements") under which the Company may borrow or procure credit. On January 4, 2001, borrowings under the Five-Year Revolver were used to repay debt incurred under the $540 million revolving credit agreement with a group of banks led by ABN AMRO Bank, NV, as agent. Through June 2001, amounts outstanding under the SunTrust Revolving Credit Agreements bear interest, at the Company's option, at a base rate or LIBOR plus a margin that is fixed at 0.45 percent per annum under the Five-Year Revolver and 0.475 percent per annum under the 364-Day Revolver. Subsequent to June 2001, the margin under the Five-Year Revolver will vary from
0.180 percent to 0.700 percent and the margin on the 364-Day Revolver will vary from 0.190 percent to 0.725 percent depending on the Company's senior unsecured public debt rating. A utilization fee fixed at 0.125 percent per annum during the first six months of 2001, and varying thereafter from 0.075 percent to 0.150 percent, depending on the Company's senior unsecured public debt rating, is payable if amounts outstanding under the Five-Year Revolver or the 364-Day Revolver are greater than $181.5 million or $82.5 million, respectively. The SunTrust Revolving Credit Agreements contain substantially the same restrictive covenants as are contained in the Term Loan Agreement.

  On March 29, 2001, the Company established its Commercial Paper Program. The borrowings mature on an overnight basis and the average yield at the end of the quarter was 5.85 percent. Proceeds from commercial paper borrowings during March 2001 were used for general corporate purposes. As of May 11, 2001, the Company had $358.5 million in commercial paper borrowings which were used to repay amounts outstanding under the SunTrust Revolving Credit Agreements and for general corporate purposes. The SunTrust Revolving Credit Agreements provide liquidity for commercial paper borrowings.

  7.45% Notes and 8.00% Debentures - In April 1997, the Company issued $300 million aggregate principal amount of senior, unsecured debt securities. The securities consist of $100 million aggregate principal amount of 7.45% Notes due April 15, 2027 and $200 million aggregate principal amount of 8.00% Debentures due April 15, 2027. Holders of the 7.45% Notes may elect to have all or any portion of the 7.45% Notes repaid on April 15, 2007 at 100 percent of the principal amount. The 7.45% Notes, at any time after April 15, 2007, and the 8.00% Debentures, at any time, may be redeemed at the Company's option at 100 percent of the principal amount plus a make-whole premium, if any, equal to the excess of the present value of future payments due under the 7.45% Notes and 8.00% Debentures using a discount rate equal to the then-prevailing yield of U.S. treasury notes for a corresponding remaining term plus 20 basis points over the principal amount of the security being redeemed. Interest is payable on April 15 and October 15 of each year. The indenture and supplemental indenture relating to the 7.45% Notes and the 8.00% Debentures limit the Company's ability to incur indebtedness secured by certain liens, engage in certain sale/leaseback transactions and engage in certain merger, consolidation or reorganization transactions.

  Secured Rig Financing - At March 31, 2001, the Company had outstanding $64.2 million of debt secured by the Trident IX and the Trident 16 (the "Secured Rig Financing"). Payments under these financing agreements include an interest component of 7.95 percent for the Trident IX and 7.20 percent for the Trident
16. The Trident IX facility expires in April 2003 while the Trident 16 facility expires in September 2004. The financing arrangements provide for a call right on the part of the Company to repay the financing prior to expiration of their scheduled terms and in some circumstances a put right on the part of the banks to require the Company to repay the financings. Under either circumstance, the Company would retain ownership of the rigs.

  6.9% Notes - At March 31, 2001, the Company had outstanding $13.8 million aggregate principal amount of unsecured 6.9% Notes due February 15, 2004 originally issued in a private placement. The note purchase agreement underlying the 6.9% Notes requires compliance with various restrictive covenants and provisions customary for an agreement of this nature and on substantially the same terms as those under the Term Loan Agreement.

  8.875% Senior Notes - At January 31, 2001, approximately $0.4 million principal amount of 8.875% Senior Notes was outstanding. The 8.875% Senior Notes were recorded at fair value on January 31, 2001, as part of the R&B Falcon merger. Pursuant to a notice of redemption delivered to the holders of the 8.875% Senior Notes, the Company redeemed all of the 8.875% Senior Notes on March 29, 2001 at a price equal to 102.2188 percent of the principal amount together with interest accrued to the redemption date.

  6.5%, 6.75%, 6.95% and 7.375% Senior Notes - In April 1998, R&B Falcon issued 6.5% Senior Notes, 6.75% Senior Notes, 6.95% Senior Notes and 7.375% Senior Notes with an aggregate principal amount of $1.1 billion. Interest on these notes is payable on April 15 and October 15 of each year. These notes have maturity dates of April 2003, April 2005, April 2008 and April 2018, respectively. These notes are unsecured obligations of R&B Falcon, ranking pari passu in right of payment with all other existing and future senior unsecured indebtedness of R&B Falcon. At March 31, 2001, approximately $250 million, $350 million, $250 million and $250 million were outstanding under these notes, respectively. These notes were recorded at fair value on January 31, 2001 as part of the R&B Falcon merger.

  The 6.75% Senior Notes and the 6.95% Senior Notes are redeemable at the option of R&B Falcon in whole or in part, at a make-whole premium with present values calculated using a discount rate equal to the then-prevailing yield of U.S. treasury notes for a corresponding remaining term plus 20 basis points, together with interest accrued to the redemption date. The 7.375% Senior Notes are redeemable at the option of R&B Falcon, in whole or in part, at a make-whole premium with present values calculated using a discount rate equal to the then-prevailing yield of U.S. treasury notes for a corresponding remaining term plus 25 basis points. The 6.5% Senior Notes are not redeemable at the option of R&B Falcon. The indenture pursuant to which the 6.5% Senior Notes, 6.75% Senior Notes, 6.95% Senior Notes and 7.375% Senior Notes were issued imposes certain restrictions on R&B Falcon, including creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions.

  9.125% and 9.5% Senior Notes - In December 1998, R&B Falcon issued 9.125% Senior Notes and 9.5% Senior Notes with an aggregate principal amount of $400.0 million. Interest on these notes is payable on June 15 and December 15 of each year. These notes have maturity dates of December 2003 and December 2008, respectively. These notes are unsecured obligations of R&B Falcon, ranking pari passu in right of payment with all other existing and future senior indebtedness of R&B Falcon. At March 31, 2001, approximately $100 million and $300 million were outstanding under these notes, respectively. These notes were recorded at fair value on January 31, 2001 as part of the R&B Falcon merger.

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

  10.25% Senior Notes - The 10.25% Senior Notes were issued by Cliffs Drilling Company, a wholly owned subsidiary of R&B Falcon ("Cliffs Drilling"), pursuant to offerings in 1996 and 1997. At March 31, 2001, approximately $200 million principal amount of the 10.25% Senior Notes was outstanding. The 10.25% Senior Notes were recorded at fair value on January 31, 2001 as part of the R&B Falcon merger.

  The indenture under which the 10.25% Senior Notes were issued required that Cliffs Drilling make an offer to purchase the 10.25% Senior Notes at an amount equal to 101 percent of the principal amount of the 10.25% Senior Notes upon the Company's acquisition of R&B Falcon. Pursuant to the offer, approximately $0.1 million of the 10.25% Senior Notes were tendered by holders.

  On April 18, 2001, Cliffs Drilling gave notice to holders of the 10.25% Senior Notes to fully redeem all outstanding 10.25% Senior Notes on May 18, 2001, at
102.5 percent, or $1,025.00 per $1,000 principal amount, plus interest accrued to the redemption date. As a result, the Company expects to recognize an extraordinary gain, net of tax, of $1.4 million in the second quarter of 2001 relating to the early extinguishment of this debt.

  12.25% Senior Notes and 11% and 11.375% Secured Notes - In March 1999, R&B Falcon issued $200.0 million of 12.25% Senior Notes due March 2006. Also in March 1999, RBF Finance Co., a limited purpose finance company and a consolidated affiliate of R&B Falcon, issued $400.0 million of 11% Senior Secured Notes due March 2006 (the "11% Secured Notes") and $400.0 million of 11.375% Senior Secured Notes due March 2009 (the "11.375% Secured Notes" and collectively, with the 11% Secured Notes, the "Secured Notes"). At March 31, 2001, approximately $200 million, $400 million and $400 million were outstanding under the 12.25% Senior Notes, the 11% Secured Notes and the 11.375% Secured Notes, respectively. The 12.25% Senior Notes and the Secured Notes were recorded at fair value on January 31, 2001 as part of the R&B Falcon merger.

  On March 5, 2001, R&B Falcon commenced a tender offer for all of the outstanding 11.375% Secured Notes. All outstanding 11.375% Secured Notes were tendered and holders were paid 122.51 percent, or $1,225.10 per $1,000 principal amount, plus accrued and unpaid interest on April 10, 2001. Concurrently with the launch of the tender offer, RBF Finance Co. also called the 11% Secured Notes and R&B Falcon called the 12.25% Senior Notes for redemption on April 6, 2001. Holders of the 11% Secured Notes were paid 125.282 percent, or $1,252.82 per $1,000 principal amount, plus accrued and unpaid interest, and holders of the 12.25% Senior Notes were paid 130.675 percent or $1,306.75 per $1,000 principal amount, plus accrued and unpaid interest. The Company provided R&B Falcon with sufficient funds to pay for all of the securities purchased pursuant to the offer or redeemed in the redemption by issuing $1.3 billion of senior unsecured debt securities in April 2001 described below.

  In the second quarter of 2001, the Company will recognize an extraordinary loss, net of tax, on the early retirement of the 12.25% Senior Notes and the Secured Notes of approximately $18 million ($0.06 per diluted share).

  Bridge Facility - On March 5, 2001, the Company entered into a $1.2 billion 364-day revolving credit agreement with a group of banks led by SunTrust Bank, Atlanta, as syndication agent (the "Bridge Revolving Credit Agreement"). The purpose of the Bridge Revolving Credit Agreement was to provide liquidity to the Company in connection with the redemption of the 12.25% Notes and the 11% Secured Notes and the tender offer for the 11.375% Secured Notes. The Bridge Revolving Credit Agreement was subsequently terminated on April 12, 2001, after completion of the tender and redemption offers.

  6.625% Notes and 7.5% Notes - In April 2001, the Company issued $700 million aggregate principal amount of 6.625% Notes due April 15, 2011 and $600 million of 7.5% Notes due April 15, 2031. The 6.625% Notes and the 7.5% Notes are redeemable at the option of the Company, in whole or in part, at a make-whole premium with present values calculated using a discount rate equal to the then-prevailing yield of U.S treasury notes for a corresponding remaining period plus 25 basis points and 35 basis points, respectively. The proceeds were used to redeem certain debt instruments as previously discussed. The indenture and supplemental indenture relating to the 6.625% Notes and the 7.5% Notes impose restrictions on certain actions by the Company, including creating liens engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions.

  Nautilus Class A1 and A2 Notes - In August 1999, a subsidiary of R&B Falcon completed a $250.0 million project financing for the construction of the Deepwater Nautilus. The financing consists of two five-year notes. The first note is for $200.0 million and bears interest at 7.31 percent, with monthly interest payments, which commenced in September 1999, and monthly principal payments, which commenced in June 2000. The second note is for $50.0 million and bears interest at 9.41 percent, with monthly interest payments, which commenced in September 1999, and a balloon principal payment which is due at maturity of the loan in May 2005. Both notes are collateralized by the Deepwater Nautilus and drilling contract revenues from such rig and are without recourse to R&B Falcon. At March 31, 2001, approximately $171.5 million and $50 million were outstanding under these notes, respectively. These notes were recorded at fair value on January 31, 2001 as part of the R&B Falcon merger.

  1.5% Convertible Debentures - In May 2001, the Company issued $400 million aggregate principal amount of 1.5% Convertible Debentures due May 2021. Interest is payable on May 15 and November 15 of each year. The Company has the right to redeem the 1.5% Convertible Debentures after five years for a price equal to 100 percent of the principal amount plus interest accrued up to but not including the redemption date. A 1.5% Convertible Debenture holder has the right to require the Company to repurchase the convertible debentures after five, ten and fifteen years at 100 percent of the principal amount plus accrued interest up to and including the repurchase date. The Company may pay this repurchase price with either cash or ordinary shares or a combination of cash and ordinary shares. The 1.5% Convertible Debentures are convertible into ordinary shares of the Company at the option of the holder at any time at a ratio of 13.8627 shares per $1,000 principal amount convertible debenture, subject to adjustments if certain events take place, if the closing sale price per ordinary share exceeds 110 percent of the conversion price (currently $72.136 per ordinary share) for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the conversion date or if other specified conditions are met. The Company used the net proceeds ($394 million after issue costs) to provide a portion of the funding for the redemption by its subsidiary, Cliffs Drilling, of its 10.25% Senior Notes due 2003, to repay a portion of the outstanding commercial paper borrowings and for general corporate purposes. The indenture and supplemental indenture pursuant to which the 1.5% Convertible Debentures were issued impose restrictions on certain actions by the Company, including creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions.

  Letters of Credit - The Company had letters of credit outstanding at March 31, 2001 totaling $106.1 million. The total includes a letter of credit relating to the legal dispute with Kvaerner Installasjon a.s ("Kvaerner") valued at $24.0 million and a letter of credit relating to the legal dispute with the Indian Customs Department, Mumbai valued at $5.6 million. In addition, the total includes outstanding letters of credit of $53.6 million under a R&B Falcon $70.0 million letter of credit facility entered into with three banks on August 31, 2000. Under this facility, R&B Falcon pays letter of credit fees of 1.5 percent per annum and commitment fees of 0.375 percent per annum, respectively, because R&B Falcon's senior unsecured debt ratings were raised to investment grade levels by the credit rating agencies effective January 31, 2001. This facility, which matures in April 2004, was amended in March 2001 to eliminate most restrictive covenants, but still requires a collateral value ratio of 1.75 times the commitment and is secured by mortgages on five of R&B Falcon's drilling rigs, the J.W. McLean, J.T. Angel, Randolph Yost, D.R. Stewart and George H. Galloway. The remaining letter of credit amount outstanding guarantees various insurance, rig construction and contract bidding activities.

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

  In February 2001, Sea Wolf, a joint venture in which the Company holds a 25 percent interest, sold two semisubmersible rigs, the Drill Star and Sedco Explorer, to Pride. The Company will continue to operate the Drill Star, which has been renamed the Pride North Atlantic, under a bareboat charter agreement until approximately September 2001. The amortization of the Drill Star's deferred gain will continue through September and will produce incremental gains totaling an estimated $12 million in both the second and third quarters of 2001. The Company's bareboat charter on the Sedco Explorer has been terminated.

  On January 31, 2001, the Company completed a merger transaction with R&B Falcon in which an indirect wholly owned subsidiary of the Company merged with and into R&B Falcon. As a result of the merger, R&B Falcon common shareholders received 0.5 newly issued ordinary shares of the Company for each R&B Falcon share. The Company issued approximately 106.1 million ordinary shares in exchange for the issued and outstanding shares of R&B Falcon and assumed warrants and options exercisable for approximately 13.2 million ordinary shares. The ordinary shares issued in exchange for the issued and outstanding shares of R&B Falcon constituted approximately 33 percent of the outstanding ordinary shares of the Company after the merger.

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

  Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments, which do not qualify as hedges for accounting purposes, are recognized currently based on the change in market value of the derivative instruments. At March 31, 2001, the Company had a $1.4 million unrealized loss related to foreign exchange contracts.

  The Company, from time to time, may use interest rate swap agreements to manage the effect of interest rate changes on future income. Interest rate swaps are designated as a hedge of underlying future interest payments. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. At March 31, 2001, the Company had a $4.1 million unrealized gain related to interest rate swap agreements.

  SHELF REGISTRATION

  The Company has an effective shelf registration statement on Form S-3 for the proposed offering from time to time of up to $1.6 billion in gross proceeds of senior or subordinated debt securities, preference shares, ordinary shares and warrants to purchase debt securities, preference shares, ordinary shares or other securities.

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

FORWARD-LOOKING INFORMATION

  The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that the Company or management "anticipates," "believes," "budgets," "estimates," "expects," "forecasts," "intends," "plans," "predicts," or "projects" a particular result or course of events, or that such result or course of events "could," "might," "may," "scheduled" or "should" occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this quarterly report include, but are not limited to, statements involving payment of severance costs, contract commencements, timing of delivery of drilling units, potential revenues, increased expenses, customer drilling programs, utilization rates, dayrates, planned shipyard projects and associated downtime, deepwater development, planned asset sales, reactivation of stacked units, future labor costs, the Company's other expectations with regard to market outlook, expected capital expenditures, results and effects of legal proceedings, liabilities for tax issues, liquidity and the timing and cost of completion of capital projects. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, worldwide demand for oil and gas, uncertainties relating to the level of activity in offshore oil and gas exploration and development, exploration success by producers, oil and gas prices, demand for offshore and inland water rigs, competition and market conditions in the contract drilling industry, our ability to successfully integrate the operations of acquired businesses, delays or terminations of drilling contracts due to a number of events, delays or cost overruns on construction and shipyard projects and possible cancellation of drilling contracts as a result of delays or performance, our ability to enter into and the terms of future contracts, the availability of qualified personnel, labor relations and the outcome of negotiations with unions representing workers, operating hazards, political and other uncertainties inherent in non-U.S. operations (including exchange and currency fluctuations), the impact of governmental laws and regulations, the adequacy of sources of liquidity, the effect of litigation and contingencies and other factors discussed in this quarterly report and in the Company's other filings with the Securities and Exchange Commission ("SEC"), which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

  The Company's exposure to market risk fluctuations in interest rates has changed since December 31, 2000 due to the debt assumed in the R&B Falcon merger. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Debt." The Company's exposure to market risk for changes in interest rates now relates primarily to the Company's long-term debt obligations.

  The table below presents expected cash flows and related weighted-average interest rates expected by maturity dates relating to debt obligations as of March 31, 2001. Weighted-average variable rates are based on estimated LIBOR rates as of March 31, 2001, plus applicable margins. The fair value of fixed rate debt is based on the estimated yield to maturity for each debt issue as of March 31, 2001.

 As of March 31, 2001:

                             REST OF             EXPECTED MATURITY DATE                                      FAIR VALUE
                              2001       2002       2003      2004       2005    THEREAFTER    TOTAL          3/31/01
                        ---------------------------------------------------------------------------------------------
                                              (In millions, except interest rate percentages)
TOTAL DEBT
  Fixed Rate (a)            $ 59.6     $ 62.6     $607.0    $ 59.7     $410.2      $2,965.0    $4,164.1      $4,154.2
   Average interest rate       6.7%       6.7%       8.2%      6.4%       7.1%          7.6%        7.6%
  Variable Rate             $186.0     $100.0     $150.0    $150.0     $175.0             -    $  761.0      $  761.0
   Average interest rate       5.2%       5.5%       5.5%      5.5%       5.2%            -         5.3%
  Commercial Paper          $ 15.0          -          -         -          -             -    $   15.0      $   15.0
   Average interest rate       5.9%         -          -         -          -             -         5.9%


(a) Expected maturity dates are based on the face value of debt and do not reflect fair market value of debt.

FOREIGN EXCHANGE RISK

  The Company's exposure to foreign exchange risk has not materially changed since December 31, 2000. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Derivative Instruments."

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  RIGCO North America, LLC ("RIGCO"), a subsidiary of Tatham Offshore Inc., filed suit in a Texas state court in July 1999 asserting various claims in connection with shipyard and rig management contracts for two rigs managed on behalf of RIGCO. As a result of the Sedco Forex merger, the Company assumed liability for these claims. RIGCO alleged breach of contract, negligence and fraud and claimed damages of at least $51 million, plus exemplary damages, attorneys' fees and other unspecified damages. The Company settled the suit in April 2001, the terms of which have been reflected in the Company's results of operations for the first quarter of 2001. The settlement did not have a material adverse effect on its business or consolidated financial position.

  The Indian Customs Department, Mumbai, filed a "show cause notice" against a subsidiary of the Company and various third parties in July 1999. The show cause notice alleged that the initial entry into India in 1988 and other subsequent movements of the Trident II jackup rig operated by the subsidiary constituted imports and exports for which proper customs procedures were not followed and sought payment of customs duties of approximately $31 million based on an alleged 1998 rig value of $49 million, with interest and penalties, and confiscation of the rig. In January 2000, the Customs Department issued its order, which found that the Company had imported the rig improperly and intentionally concealed the import from the authorities and, directed the Company to pay an approximately $3.2 million redemption fee for the rig in lieu of confiscation and approximately $1.1 million in penalties in addition to the amount of customs duties owed. In February 2000, the Company filed an appeal with the Customs, Excise and Gold (Control) Appellate Tribunal ("CEGAT") together with an application to have the confiscation of the rig stayed pending the outcome of the appeal. In March 2000, the CEGAT ruled on the stay application, directing that the confiscation be stayed pending the appeal. The CEGAT issued its opinion on the Company's appeal on February 2, 2001, and while it found that the rig was imported in 1988 without proper documentation or payment of duties, the redemption fee and penalties were reduced to less than $0.1 million in view of the ambiguity surrounding the import practice at the time and the lack of intentional concealment by the Company. The CEGAT further sustained the Company's position regarding the value of the rig at the time of import as $13 million and ruled that subsequent movements of the rig were not liable to import documentation or duties in view of the prevailing practice of the Customs Department, thus limiting the Company's exposure as to custom duties to approximately $5.8 million. Following the CEGAT order, the Company tendered payment of redemption, penalty and duty in the amount specified by the order by offset against the $0.6 million deposit and $10.7 million guarantee previously made by the Company. The Customs Department attempted to draw the entire guarantee, alleging the actual duty payable is approximately $22.1 million based on an interpretation of the CEGAT order that the Company strongly believes is incorrect. This action was stopped by an interim ruling of the High Court, Mumbai on writ petition filed by the Company. In May, the Department filed an appeal with the Supreme Court of India against the order of the CEGAT, and the High Court has postponed further action pending the admissions hearing by the Supreme Court which is expected in July 2001. The Company and its customer have agreed to pursue the issuance of documentation from the Ministry of Petroleum that, if accepted by the Department, would reduce the duty to nil. The agreement further provides that if this reduction is not obtained by December 31, 2001, the customer will pay the duty up to a limit of $7.7 million. The Company does not expect, in any event, that the ultimate liability, if any, resulting from the matter will have a material adverse effect on its business or consolidated financial position.

  The Company is a defendant in Bryant, et al. v. R&B Falcon Drilling USA, Inc., et al. in the United States District Court for the Southern District of Texas, Galveston Division. R&B Falcon Drilling USA is a wholly owned indirect subsidiary of R&B Falcon. In this suit, the plaintiffs allege that R&B Falcon Drilling USA, the Company and a number of other offshore drilling contractors with operations in the U.S. Gulf of Mexico have engaged in a conspiracy to depress wages and benefits paid to certain of their offshore employees. The plaintiffs contend that this alleged conduct violates federal antitrust law and constitutes unfair trade practices and wrongful employment acts under state law. The plaintiffs sought treble damages, attorneys' fees and costs on behalf of themselves and an alleged class of offshore workers, along with an injunction against exchanging certain wage and benefit information with other offshore drilling contractors named as defendants. In May 2001, the Company reached an agreement in principle with the plaintiffs' counsel to settle all claims, pending Court approval of the settlement. Court approval of the settlement is expected during the fourth quarter of 2001; however, the Company can give no assurance that this approval will be obtained. The terms of the settlement have been reflected in the Company's results of operations for the first quarter of 2001. The settlement did not have a material adverse effect on its business or consolidated financial position.

  In December 1998, Mobil North Sea Limited ("Mobil") purportedly terminated its contract for use of the Company's Jack Bates semisubmersible rig based on failure of two mooring lines while anchor recovery operations at a Mobil well location had been suspended during heavy weather. The Company did not believe that Mobil had the right to terminate this contract. The Company later recontracted the Jack Bates to Mobil at a lower dayrate. The Company filed a request for arbitration with the London Court of International Arbitration seeking damages for the termination, and Mobil in turn counterclaimed against the Company seeking damages for the Company's alleged breaches of the original contract. The arbitrators ruled that Mobil did have the right to terminate the contract, and the counterclaim against the Company is proceeding. The Company does not expect that the ultimate outcome of this case will have a material adverse effect on its business or consolidated financial position.

  In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against Cliffs Drilling, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. The Company is in the process of preparing its appeal of such judgment. The Company believes that all but the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of Cliffs Drilling; however, the insurers and underwriters have denied coverage. Cliffs Drilling has instituted litigation against those insurers and underwriters to enforce its rights under the relevant policies. The Company does not expect that the ultimate outcome of this case will have a material adverse effect on its business or consolidated financial position.

  The Company has certain actions or claims pending that have been previously discussed and reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the Company's other reports filed with the Securities and Exchange Commission. There have been no material developments in these previously reported matters. The Company and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of the Company's business. The Company does not believe that the ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on its business or consolidated financial position.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  At an extraordinary general meeting of shareholders on December 12, 2000, the shareholders approved amendments to the Company's memorandum and articles of association increasing the Company's authorized ordinary share capital to $8,000,000, increasing the maximum size of the Board of Directors to 13 persons and making updating and other clarifying changes, conditional upon the completion of the R&B Falcon merger. On January 31, 2001, simultaneous with the closing of the merger, these amendments to the memorandum and articles of association of the Company became effective.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     The following exhibits are filed in connection with this Report:

NUMBER                                  DESCRIPTION
------                                  -----------

 *2.1 Agreement and Plan of Merger dated as of August 19, 2000 by and among Transocean Sedco Forex Inc., Transocean Holdings Inc., TSF Delaware Inc. and R&B Falcon Corporation (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus dated October 30, 2000 included in a 424(b)(3) prospectus filed by the Company on November 1, 2000)

 *3.1 Memorandum of Association of Transocean Sedco Forex Inc., as amended (incorporated by reference to Annex E to the Joint Proxy Statement/Prospectus dated October 30, 2000 included in a 424(b)(3) prospectus filed by the Company on November 1, 2000)

 *3.2 Articles of Association of Transocean Sedco Forex Inc., as amended (incorporated by reference to Annex F to the Joint Proxy Statement/Prospectus dated October 30, 2000 included in a 424(b)(3) prospectus filed by the Company on November 1, 2000)

 *4.1 Exchange and Registration Rights Agreement dated April 5, 2001 by and between Transocean Sedco Forex Inc. and Goldman, Sachs & Co., as representatives of the initial purchasers (incorporated by reference to the Company's Current Report on Form 8-K dated March 30, 2001)

 *4.2 Officers' Certificate of Transocean Sedco Forex Inc. dated April 5, 2001 establishing the form and terms of the 6.625% Notes due 2011 and the 7.5% Notes due 2031 (incorporated by reference to the Company's Current Report on Form 8-K dated March 30, 2001)

 +4.3 Fourth Supplemental Indenture dated as of May 11, 2001 between the Company and The Chase Manhattan Bank, as trustee

*10.1 Long-Term Incentive Plan of Transocean Sedco Forex Inc., as amended and restated effective January 1, 2000 (incorporated by reference to Annex B to Transocean Sedco Forex Inc.'s proxy statement dated April 3, 2001)

-------------------
* Incorporated by reference as indicated.
+ Filed herewith.

     (b)  Reports on Form 8-K

  The Company filed a Current Report on Form 8-K on February 7, 2001 to announce the closing of the R&B Falcon merger and to announce the Company's operating results for the fourth quarter and the year ended December 31, 2000, a Current Report on Form 8-K on February 26, 2001 to announce R&B Falcon's operating results for the year ended December 31, 2000 and a Current Report on Form 8-K/A on March 23, 2001 to provide the pro forma combined financial information required to be reported in connection with the R&B Falcon merger.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on May 14, 2001.

                                         TRANSOCEAN SEDCO FOREX INC.



                                   By:   /s/ Robert L. Long
                                        ---------------------------------------
                                         Robert L. Long
                                         Executive Vice President and
                                          Chief Financial Officer
                                         (Principal Financial Officer)



                                   By:   /s/ Ricardo H. Rosa
                                        ---------------------------------------
                                         Ricardo H. Rosa
                                         Vice President and Controller
                                         (Principal Accounting Officer)