Form 10-Q
period 2001-06-30
TRANSOCEAN SEDCO FOREX INC
filed 2001-08-13
CIK 1083269

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ______________

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                        Commission file number 333-75899

                                 ______________


                           TRANSOCEAN SEDCO FOREX INC.
             (Exact name of registrant as specified in its charter)

                                 ______________

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

                                 ______________


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

     As of July 31, 2001, 318,731,548 ordinary shares, par value $0.01 per share, were outstanding.

================================================================================

                           TRANSOCEAN SEDCO FOREX INC.

                               INDEX TO FORM 10-Q

                           QUARTER ENDED JUNE 30, 2001

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION
------------------------------

     ITEM 1. Financial Statements (Unaudited)

          Condensed Consolidated Statements of Operations
            Three and Six Months Ended June 30, 2001 and 2000. . . . . . . .   1

          Condensed Consolidated Balance Sheets
            June 30, 2001 and December 31, 2000. . . . . . . . . . . . . . .   2

          Condensed Consolidated Statements of Cash Flows
            Six Months Ended June 30, 2001 and 2000. . . . . . . . . . . . .   3

          Notes to Condensed Consolidated Financial Statements . . . . . . .   4

     ITEM 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . . . .  16

     ITEM 3. Quantitative and Qualitative Disclosures about Market Risk. . .  26

PART II - OTHER INFORMATION
---------------------------

     ITEM 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .  26

     ITEM 4. Submission of Matters to a Vote of Security Holders . . . . . .  27

     ITEM 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  28

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The condensed consolidated financial statements of Transocean Sedco Forex Inc. and its consolidated subsidiaries (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                Three Months Ended  Six Months Ended
                                                      June 30,          June 30,
                                                 ----------------  ------------------
                                                  2001     2000      2001      2000
                                                 -------  -------  ---------  -------
                                                 (In millions, except per share data)

Operating Revenues                               $752.2   $299.2   $1,302.3   $600.1
-------------------------------------------------------------------------------------
Costs and Expenses
  Operating and maintenance                       394.3    184.0      745.2    369.7
  Depreciation                                    123.7     58.2      223.1    116.1
  Goodwill amortization                            41.4      6.7       71.6     13.3
  General and administrative                       14.6      9.4       29.4     22.5
-------------------------------------------------------------------------------------
                                                  574.0    258.3    1,069.3    521.6
-------------------------------------------------------------------------------------
Gain from Sale of Assets                              -      2.3       19.6      2.3
-------------------------------------------------------------------------------------
Operating Income                                  178.2     43.2      252.6     80.8
-------------------------------------------------------------------------------------
Other Income (Expense), Net
  Equity in earnings of joint ventures              4.0      2.1        5.7      5.0
  Interest income                                   4.7      2.0        8.3      2.9
  Interest expense, net of amounts capitalized    (66.8)    (0.3)    (104.0)    (0.3)
  Other, net                                       (1.0)     0.2       (1.5)     1.2
-------------------------------------------------------------------------------------
                                                  (59.1)     4.0      (91.5)     8.8
-------------------------------------------------------------------------------------
Income Before Income Taxes, Minority Interest
  and Extraordinary Item                          119.1     47.2      161.1     89.6

Income Tax Expense                                 32.2     11.1       42.3     20.8
Minority Interest                                   1.1      0.2        2.5      0.4
-------------------------------------------------------------------------------------
Income Before Extraordinary Item                   85.8     35.9      116.3     68.4

Loss on Extraordinary Item, Net of Tax            (17.3)       -      (17.3)       -
-------------------------------------------------------------------------------------

Net Income                                       $ 68.5   $ 35.9   $   99.0   $ 68.4
=====================================================================================

Basic Earnings Per Share
  Income Before Extraordinary Item               $ 0.27   $ 0.17   $   0.39   $ 0.33
  Loss on Extraordinary Item, Net of Tax          (0.05)       -      (0.06)       -
-------------------------------------------------------------------------------------

  Net Income                                     $ 0.22   $ 0.17   $   0.33   $ 0.33
=====================================================================================

Diluted Earnings Per Share
  Income Before Extraordinary Item               $ 0.26   $ 0.17   $   0.38   $ 0.32
  Loss on Extraordinary Item, Net of Tax          (0.05)       -      (0.06)       -
-------------------------------------------------------------------------------------

  Net Income                                     $ 0.21   $ 0.17   $   0.32   $ 0.32
=====================================================================================

Weighted Average Shares Outstanding
  Basic                                           318.2    210.4      299.5    210.3
-------------------------------------------------------------------------------------
  Diluted                                         325.0    211.7      305.3    211.4
-------------------------------------------------------------------------------------

Dividends Paid Per Share                         $ 0.03   $ 0.03   $   0.06   $ 0.06
-------------------------------------------------------------------------------------

                             See accompanying notes.

                        TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)


                                                                      June 30,       December 31,
                                                                        2001            2000
                                                                   ---------------  ---------------
                                                                   (In millions, except share data)

                                           ASSETS

Cash and Cash Equivalents                                          $         108.7  $          34.5
Accounts Receivable, net of allowance for doubtful accounts of
     $22.6 and $24.3 at June 30, 2001 and December 31, 2000,
     respectively                                                            786.0            296.0
Materials and Supplies, net of allowance for obsolescence of
     $28.8 and $23.3 at June 30, 2001 and December 31, 2000,
     respectively                                                            155.7             89.5
Deferred Income Taxes                                                         15.1             18.1
Other Current Assets                                                          48.2             10.0
---------------------------------------------------------------------------------------------------
    Total Current Assets                                                   1,113.7            448.1
---------------------------------------------------------------------------------------------------

Property and Equipment                                                    10,240.3          6,003.2
Less Accumulated Depreciation                                              1,495.5          1,308.2
---------------------------------------------------------------------------------------------------
    Property and Equipment, net                                            8,744.8          4,695.0
---------------------------------------------------------------------------------------------------

Goodwill, net                                                              6,521.4          1,037.9
Investments in and Advances to Joint Ventures                                 42.6            105.9
Other Assets                                                                 366.0             71.9
---------------------------------------------------------------------------------------------------
    Total Assets                                                   $      16,788.5  $       6,358.8
===================================================================================================

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable                                                   $         207.6  $         135.6
Accrued Income Taxes                                                         154.6            113.1
Debt Due Within One Year                                                     120.5             23.1
Other Current Liabilities                                                    299.0            223.4
---------------------------------------------------------------------------------------------------
    Total Current Liabilities                                                781.7            495.2
---------------------------------------------------------------------------------------------------

Long-Term Debt                                                             4,685.1          1,430.3
Deferred Income Taxes                                                        439.3            359.2
Other Long-Term Liabilities                                                  112.2             70.0
---------------------------------------------------------------------------------------------------
    Total Long-Term Liabilities                                            5,236.6          1,859.5
---------------------------------------------------------------------------------------------------

Commitments and Contingencies

Preference Shares, $0.10 par value; 50,000,000 shares authorized,
    None issued and outstanding                                                  -                -
Ordinary Shares, $0.01 par value; 800,000,000 shares authorized,
    318,688,185 and 210,710,363 shares issued and outstanding at
    June 30, 2001 and December 31, 2000, respectively                          3.2              2.1
Additional Paid-in Capital                                                10,600.7          3,918.7
Accumulated Other Comprehensive Income                                         3.1                -
Retained Earnings                                                            163.2             83.3
---------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                            10,770.2          4,004.1
---------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                     $      16,788.5  $       6,358.8
===================================================================================================


                             See accompanying notes.

                                TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)


                                                                                                       Six Months Ended
                                                                                                           June 30,
                                                                                                     --------------------
                                                                                                        2001       2000
                                                                                                     ----------  --------
                                                                                                         (In millions)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                         $    99.0   $  68.4
  Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation                                                                                       223.1     116.1
      Goodwill amortization                                                                               71.6      13.3
      Deferred income taxes                                                                              (33.8)     19.0
      Equity in earnings of joint ventures                                                                (5.7)     (5.0)
      Net gain from disposal of assets                                                                   (18.4)     (1.4)
      Loss on sale of securities                                                                           1.8         -
      Amortization of debt related discounts/premiums, fair value adjustments and issue costs, net       (11.3)      1.9
      Deferred income, net                                                                               (30.0)    (15.6)
      Deferred expenses, net                                                                             (27.6)     (1.8)
      Extraordinary loss on debt extinguishment, net of tax                                               17.3         -
      Other, net                                                                                           6.9      (3.4)
      Changes in operating assets and liabilities, net of effects from the R&B Falcon merger
         Accounts receivable                                                                            (162.6)      2.6
         Accounts payable and other current liabilities                                                  (95.6)    (68.0)
         Income taxes receivable/payable, net                                                             30.3     (32.3)
         Other current assets                                                                            (13.8)     (9.8)
-------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                                 51.2      84.0
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                                  (371.8)   (307.8)
  Proceeds from sale of coiled tubing drilling services business                                             -      24.9
  Proceeds from sale of securities                                                                        16.8         -
  Other proceeds from disposal of assets, net                                                             29.2       3.4
  Merger costs paid                                                                                      (24.5)        -
  R&B Falcon cash at acquisition                                                                         264.7         -
  Other, net                                                                                               2.7       1.8
-------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                                    (82.9)   (277.7)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under commercial paper program                                                           60.3         -
  Net proceeds from other debt                                                                         1,693.5     489.2
  Early repayments of debt instruments                                                                (1,457.9)        -
  Net repayments on revolving credit agreements                                                         (180.1)   (235.0)
  Other repayments of debt instruments                                                                   (20.3)    (54.6)
  Proceeds from interest rate swaps                                                                        4.1         -
  Net proceeds from issuance of ordinary shares under stock-based compensation plans                      28.8      10.4
  Proceeds from issuance of ordinary shares upon exercise of warrants                                     10.6         -
  Dividends paid                                                                                         (19.1)    (12.6)
  Financing costs                                                                                        (15.5)     (0.6)
  Other, net                                                                                               1.5       0.5
-------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                                105.9     197.3
-------------------------------------------------------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents                                                                 74.2       3.6
-------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Period                                                          34.5     165.7
-------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                           $   108.7   $ 169.3
=========================================================================================================================

                             See accompanying notes.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - PRINCIPLES OF CONSOLIDATION

     Transocean Sedco Forex Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company") is a leading international provider of offshore and inland marine contract drilling services for oil and gas wells. As of July 31, 2001, the Company owned, had partial ownership interests in or operated more than 170 mobile offshore and barge drilling units (including one under construction). The Company contracts its drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells.

     On January 31, 2001, the Company completed a merger transaction ("R&B Falcon merger") with R&B Falcon Corporation ("R&B Falcon"). As a result of the merger, R&B Falcon became an indirect wholly owned subsidiary of the Company. The merger was accounted for as a purchase, with the Company as the accounting acquiror.

     The condensed consolidated balance sheet as of June 30, 2001 represents the consolidated financial position of the merged company. The condensed consolidated statements of cash flows and operations for the six months ended June 30, 2001 include five months of cash flows and operating results for R&B Falcon. The condensed consolidated statement of operations for the three months ended June 30, 2001 is that of the merged company. The condensed consolidated balance sheet as of December 31, 2000 and the condensed consolidated statements of cash flows and operations for the six months ended June 30, 2000 represent the consolidated financial position, cash flows and results of operations of Transocean Sedco Forex Inc. and not those of the merged company. Intercompany transactions and accounts have been eliminated. The equity method of accounting is used for investments in joint ventures owned 50 percent or less and for investments in joint ventures owned 50 percent or more where the Company does not have significant influence or control over the day-to-day operations of the joint venture.

NOTE 2 - GENERAL

     BASIS OF CONSOLIDATION - The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the United
States for complete financial statements. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or for any future period. In connection with the preparation of these financial statements, management was required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent liabilities. Actual results could differ from such estimates. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     SUPPLEMENTARY CASH FLOW INFORMATION - Concurrent with the R&B Falcon merger, the Company removed certain non-strategic assets from the active rig fleet and categorized them as assets held for sale. This has been reflected in the condensed consolidated balance sheets as a decrease in Property and Equipment of $178.2 million with a corresponding increase in Other Assets.

     In February 2001, the Company received a distribution from a joint venture in the form of marketable securities held for sale valued at $19.9 million. The distribution was reflected in the condensed consolidated balance sheets as an increase in Other Current Assets with a corresponding decrease in Investments in and Advances to Joint Ventures.

     Cash payments for interest and income taxes, net, were $158.7 million and $46.5 million, respectively, for the six months ended June 30, 2001 and $45.4 million and $34.1 million, respectively, for the six months ended June 30, 2000.

     GOODWILL - The excess of the purchase price over the estimated fair value of net assets acquired is accounted for as goodwill and is amortized on a straight-line basis over 40 years. The amortization period is based on the nature of the offshore drilling industry, long-lived drilling equipment and the long-standing relationships with core customers. Accumulated amortization as of June 30, 2001 and December 31, 2000 was $98.3 million and $26.7 million, respectively.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

     CAPITALIZED INTEREST - Interest costs for the construction and upgrade of qualifying assets are capitalized. The Company capitalized interest costs on construction work in progress of $9.4 million and $30.5 million, respectively, for the three and six months ended June 30, 2001 and $22.8 million and $45.9 million, respectively, for the corresponding periods of 2000.

     CHANGE IN ESTIMATE - As a result of the R&B Falcon merger, the Company conformed its policies relating to estimated rig lives and salvage values.
Estimated useful lives of its drilling units now range from 18 to 35 years, reflecting maintenance history and market demand for these drilling units, buildings and improvements from 10 to 30 years and machinery and equipment from four to 12 years. Depreciation expense for the three and six months ended June 30, 2001 was reduced by approximately $6.4 million (net $0.02 per diluted share) and $10.6 million (net $0.03 per diluted share), respectively, as a result of conforming these policies.

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

     COMPREHENSIVE INCOME - The components of total comprehensive income for the three and six months ended June 30, 2001 and 2000, respectively, are as follows:

                                                                Three Months Ended   Six Months Ended
                                                                     June 30,             June 30,
                                                                ------------------  ------------------
                                                                  2001      2000      2001      2000
                                                                --------  --------  --------  --------
                                                                             (In millions)

Net income                                                      $  68.5   $  35.9   $  99.0   $  68.4
Unrealized gain (loss) on interest rate hedge transactions         (0.1)        -       4.0         -
Unrealized gain (loss) on foreign currency hedge transactions       0.9         -      (0.5)        -
Unrealized gain (loss) on securities available for sale             0.7         -      (0.4)        -
                                                                --------  --------  --------  --------
  Total comprehensive income                                    $  70.0   $  35.9   $ 102.1   $  68.4
                                                                ========  ========  ========  ========

     The components of accumulated other comprehensive income as of June 30, 2001 are as follows. There was no accumulated other comprehensive income as of December 31, 2000.

                                                          June 30,
                                                            2001
                                                        -------------
                                                        (In millions)


Unrealized gain on interest rate hedge transactions     $        4.0
Unrealized loss on foreign currency hedge transactions          (0.5)
Unrealized loss on securities available for sale                (0.4)
                                                        -------------
  Accumulated other comprehensive income                $        3.1
                                                        =============

     SEGMENTS - The Company's operations have been aggregated into two reportable segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. The Company provides services with different types of drilling equipment in several geographic regions. The location of the Company's operating assets and the allocation of resources to build or upgrade drilling units is determined by the activities and needs of customers. See Note 8.

     INTERIM FINANCIAL INFORMATION - The financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair statement of results for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified.

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

     NEW ACCOUNTING PRONOUNCEMENTS - In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated or completed after June 30, 2001 be accounted for using the purchase method of accounting. The statement provides for recognition and measurement of intangible assets separate from goodwill. The Company will adopt SFAS No. 141 as of July 1, 2001. The adoption of the new statement will have no effect on the results of operations or the consolidated financial position of the Company.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets which becomes effective for fiscal years beginning after December 15, 2001. SFAS No. 142 prohibits amortization of goodwill and requires that goodwill be tested for impairment annually. The statement includes specific guidance for testing goodwill impairment. The Company will adopt SFAS No. 142 as of January 1, 2002. Management is evaluating SFAS No. 142 and the impact of implementing the annual goodwill impairment test on the Company's consolidated financial position and results of operations. The Company's consolidated statement of operations for the year ending December 31, 2001 is expected to include approximately $154.4 million of goodwill amortization expense.

     RECLASSIFICATIONS - Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.

NOTE 3 - BUSINESS COMBINATION

     On January 31, 2001, the Company completed a merger transaction with R&B Falcon in which an indirect wholly owned subsidiary of the Company merged with and into R&B Falcon. As a result of the merger, R&B Falcon common shareholders received 0.5 newly issued ordinary shares of the Company for each R&B Falcon share. The Company issued approximately 106.1 million ordinary shares in exchange for the issued and outstanding shares of R&B Falcon and assumed warrants and options exercisable for approximately 13.2 million ordinary shares. The ordinary shares issued in exchange for the issued and outstanding shares of R&B Falcon constituted approximately 33 percent of the Company's outstanding ordinary shares after the merger.

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

     The purchase price included, at estimated fair value, current assets of $670.9 million, drilling and other property and equipment of $4,103.9 million, other assets of $146.4 million and the assumption of current liabilities of $345.8 million, other net long-term liabilities of $185.6 million, minority interest of $102.6 million and long-term debt of $3,205.8 million. The excess of the purchase price over the estimated fair value of net assets acquired was $5,554.4 million, which has been accounted for as goodwill and is being amortized on a straight-line basis over 40 years. See Note 2-General-New Accounting Pronouncements.

     In conjunction with the R&B Falcon merger, the Company established a liability of $16.3 million for the estimated severance related costs associated with the involuntary termination of 569 R&B Falcon employees pursuant to management's plan to consolidate operations and administrative functions post-merger. Through June 30, 2001 approximately $9.9 million of these costs were paid. The Company anticipates that substantially all of the remaining amounts will be paid by the end of 2001.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

     Unaudited pro forma combined operating results of the Company and R&B Falcon assuming the merger was completed as of January 1, 2001 and 2000, respectively, are as follows:

                                                    Six Months Ended
                                                        June 30,
                                          ------------------------------------
                                                2001              2000
                                          -----------------  -----------------
                                          (In millions, except per share data)

Operating revenues                        $         1,428.1  $        1,007.2
Operating income (loss)                               252.1             (43.5)
Income (loss) from continuing operations              102.0             (80.1)
Basic earnings (loss) per share                        0.32             (0.34)
Diluted earnings (loss) per share                      0.31             (0.34)

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

NOTE 4 - UPGRADE AND EXPANSION OF DRILLING FLEET

     Capital expenditures, including capitalized interest, totaled $372 million during the six months ended June 30, 2001 and include $33 million, $41 million, $153 million and $20 million spent on the construction of the Sedco Express, Sedco Energy, Deepwater Horizon and Cajun Express, respectively. A substantial majority of the capital expenditures is related to the International and U.S. Floater Contract Drilling Services segment.

NOTE 5 - DEBT

Debt is comprised of the following:

                                                       June 30,   December 31,
                                                         2001         2000
                                                      ----------  -----------
                                                          (In millions)

6.625% Notes, due April 2011                          $    696.4  $         -
7.5% Notes, due April 2031                                 597.2            -
Zero Coupon Convertible Debentures(1) , due May 2020       504.9        497.7
Term Loan Agreement                                        400.0        400.0
1.5% Convertible Debentures, due May 2021                  400.0            -
6.75% Senior Notes, due April 2005                         355.3            -
9.5% Senior Notes, due December 2008                       351.6            -
6.95% Senior Notes, due April 2008                         252.4            -
6.5% Senior Notes, due April 2003                          251.5            -
7.375% Senior Notes, due April 2018                        250.5            -
8.00% Debentures, due April 2027                           197.9        197.9
Nautilus Class A1 Notes                                    160.9            -
9.125% Senior Notes, due December 2003                     107.0            -
7.45% Notes, due April 2027                                 94.3         94.1
Commercial Paper                                            60.3            -
Secured Rig Financing                                       59.8         68.6
Nautilus Class A2 Notes, due May 2005                       52.8            -
6.9% Notes                                                  12.8         14.9
ABN Revolving Credit Agreement                                 -        180.1
Other                                                          -          0.1
                                                      ----------  -----------

Total Debt                                               4,805.6      1,453.4
Less Debt Due Within One Year                              120.5         23.1
                                                      ----------  -----------

Total Long-Term Debt                                  $  4,685.1  $   1,430.3
                                                      ==========  ===========
(1) Net of unamortized discount and issue costs.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

Expected maturity of the face value of the Company's debt is as follows:


                                 Years Ended
                                 December 31,
                                --------------
                                (In millions)

          Remainder of 2001     $        120.5
          2002                           162.6
          2003                           554.8
          2004                           207.9
          2005                           400.7
          Thereafter                   3,665.0
                                --------------
            Total               $      5,111.5
                                ==============

     6.625% Notes and 7.5% Notes - In April 2001, the Company issued $700.0 million aggregate principal amount of 6.625% Notes due April 15, 2011 and $600.0 million aggregate principal amount of 7.5% Notes due April 15, 2031. Interest is payable on April 15 and October 15 of each year. The 6.625% Notes and the 7.5% Notes are redeemable at the option of the Company at a make-whole premium with present values calculated using a discount rate equal to the then-prevailing yield of U.S. treasury notes for a corresponding remaining period plus 25 basis points and 35 basis points, respectively. The fair value of the 6.625% Notes and 7.5% Notes as of June 30, 2001 was approximately $695.2 million and $612.2 million, respectively, based on the estimated yield to maturity as of that date. The Company entered into interest rate swaps relating to the 6.625% Notes and 7.5% Notes. See Note 7.

     The indenture and supplemental indentures pursuant to which the 6.625% Notes and the 7.5% Notes, as well as the Zero Coupon Convertible Debentures, the 1.5% Convertible Debentures, the 7.45% Notes and the 8.00% Debentures described below, were issued impose restrictions on certain actions by the Company, including creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions.

     Zero Coupon Convertible Debentures - In May 2000, the Company issued Zero Coupon Convertible Debentures due May 2020 with a face value at maturity of $865.0 million. The debentures were issued at a price to the public of $579.12 per debenture and accrue original issue discount at a rate of 2.75 percent per annum compounded semiannually to reach a face value at maturity of $1,000 per debenture. The Company will pay no interest on the debentures prior to maturity and has the right to redeem the debentures after three years for a price equal to the issuance price plus accrued original issue discount to the date of redemption. Each holder has the right to require the Company to repurchase the debentures on the third, eighth and thirteenth anniversary of issuance at the issuance price plus accrued original issue discount to the date of repurchase. The Company may pay this repurchase price with either cash or ordinary shares or a combination of cash and ordinary shares. The debentures are convertible into ordinary shares of the Company at the option of the holder at any time at a ratio of 8.1566 shares per debenture subject to adjustments if certain events take place. The fair value of the Zero Coupon Convertible Debentures as of June 30, 2001 was approximately $498.5 million based on the estimated yield to maturity as of that date.

     Term Loan Agreement - The Company is a party to a $400.0 million unsecured five-year term loan agreement with a group of banks led by SunTrust Bank, Atlanta, as agent, dated as of December 16, 1999 (the "Term Loan Agreement"). Amounts outstanding under the Term Loan Agreement bear interest at the Company's option, at a base rate or London Interbank Offered Rate ("LIBOR") plus a margin (0.70 percent per annum at June 30, 2001) that varies depending on the Company's senior unsecured public debt rating. No principal payments are required for the first two years, and the Company may prepay some or all of the debt at any time without premium or penalty. The Term Loan Agreement requires compliance with various restrictive covenants and provisions customary for an agreement of this nature including an interest coverage ratio of not less than 3 to 1, a leverage ratio of not greater than 40 percent and limitations on mergers and sale of substantially all assets, permitted liens, subsidiary and certain other types of debt, transactions with affiliates and sale/leaseback transactions. The carrying value of borrowings under the Term Loan Agreement approximates fair value.

     1.5% Convertible Debentures - In May 2001, the Company issued $400.0 million aggregate principal amount of 1.5% Convertible Debentures due May 2021. Interest is payable on May 15 and November 15 of each year. The Company has the right to redeem the debentures after five years for a price equal to 100 percent of the principal amount plus interest accrued up to but not including the redemption date. Each holder has the right to require the Company to repurchase the debentures after five, ten and fifteen years at 100 percent of the principal amount plus accrued interest up to and including the repurchase date. The Company may pay this repurchase price with either cash or ordinary shares or a combination of cash and ordinary shares. The debentures are convertible into

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

ordinary shares of the Company at the option of the holder at any time at a ratio of 13.8627 shares per $1,000 principal amount debenture (a conversion price of $72.136 per ordinary share), subject to adjustments if certain events take place, if the closing sale price per ordinary share exceeds 110 percent of the conversion price for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the conversion date or if other specified conditions are met. The fair value of the 1.5% Convertible Debentures as of June 30, 2001 was approximately $362.5 million based on the estimated yield to maturity as of that date.

     6.5%, 6.75%, 6.95% and 7.375% Senior Notes - In April 1998, R&B Falcon issued 6.5% Senior Notes, 6.75% Senior Notes, 6.95% Senior Notes and 7.375% Senior Notes with an aggregate principal amount of $1.1 billion. Interest on these notes is payable on April 15 and October 15 of each year. These notes have maturity dates of April 2003, April 2005, April 2008 and April 2018, respectively. The 6.75% Senior Notes, the 6.95% Senior Notes and the 7.375% Senior Notes are redeemable at the option of R&B Falcon at a make-whole premium with present values calculated using a discount rate equal to the then-prevailing yield of U.S. treasury notes for a corresponding remaining term plus 20 basis points for the 6.75% Senior Notes and the 6.95% Senior Notes and 25 basis points for the 7.375% Senior Notes. The 6.5% Senior Notes are not redeemable at the option of R&B Falcon. At June 30, 2001, approximately $250.0 million, $350.0 million, $250.0 million and $250.0 million principal amount of these notes was outstanding, respectively. These notes were recorded at fair value on January 31, 2001 as part of the R&B Falcon merger. The fair value of the 6.5%, 6.75%, 6.95% and 7.375% Senior Notes as of June 30, 2001 was $254.4
million, $358.2 million, $254.0 million and $251.3 million, respectively, based on the estimated yield to maturity as of that date.

     9.125% and 9.5% Senior Notes - In December 1998, R&B Falcon issued 9.125% Senior Notes and 9.5% Senior Notes with an aggregate principal amount of $400.0 million. Interest on these notes is payable on June 15 and December 15 of each year. These notes have maturity dates of December 2003 and December 2008, respectively. These notes are redeemable at the option of R&B Falcon at a make-whole premium with present values calculated using a discount rate equal to the then-prevailing yield of U.S. treasury notes for a corresponding remaining term plus 50 basis points. At June 30, 2001, approximately $100.0 million and $300.0 million principal amount of these notes was outstanding, respectively. These notes were recorded at fair value on January 31, 2001 as part of the R&B Falcon merger. The fair value of the 9.125% and 9.5% Senior Notes as of June 30, 2001 was $108.1 million and $349.6 million, respectively, based on the estimated yield to maturity as of that date.

     The indentures pursuant to which the 6.5% Senior Notes, 6.75% Senior Notes, 6.95% Senior Notes, 7.375% Senior Notes, the 9.125% Senior Notes and the 9.5% Senior Notes were issued impose restrictions on certain actions by R&B Falcon, including creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions. In addition, the indenture pursuant to which the 9.125% Senior Notes and the 9.5% Senior Notes were issued imposes restrictions on the incurrence of additional indebtedness and the payment of dividends and other restricted payments by R&B Falcon. However, these restrictions are suspended during the period that these notes are rated as investment grade.

     7.45% Notes and 8.00% Debentures - In April 1997, the Company issued $100.0 million aggregate principal amount of 7.45% Notes due April 15, 2027 and $200.0 million aggregate principal amount of 8.00% Debentures due April 15, 2027. Holders of the 7.45% Notes may elect to have all or any portion of the 7.45% Notes repaid on April 15, 2007 at 100 percent of the principal amount. The 7.45% Notes, at any time after April 15, 2007, and the 8.00% Debentures, at any time, are redeemable at the Company's option at a make-whole premium with present values calculated using a discount rate equal to the then-prevailing yield of U.S. treasury notes for a corresponding remaining term plus 20 basis points. Interest is payable on April 15 and October 15 of each year. The fair value of the 7.45% Notes and 8.00% Debentures as of June 30, 2001 was approximately $99.2 million and $212.7 million, respectively, based on the estimated yield to maturity as of that date.

     Nautilus Class A1 and A2 Notes - In August 1999, a subsidiary of R&B Falcon completed a $250.0 million project financing for the construction of the Deepwater Nautilus. The financing consists of two five-year notes. The first note is for $200.0 million and bears interest at 7.31 percent, with monthly interest and principal payments. The second note is for $50.0 million and bears interest at 9.41 percent, with monthly interest payments and a balloon principal payment which is due at maturity of the loan in May 2005. Both notes are collateralized by the Deepwater Nautilus and drilling contract revenues from such rig and are without recourse to R&B Falcon. At June 30, 2001, approximately $162.7 million and $50.0 million principal amount of these notes was outstanding, respectively. These notes were recorded at fair value on January 31, 2001 as part of the R&B Falcon merger. The fair value of the Nautilus Class A1 and A2 Notes as of June 30, 2001 was $163.5 million and $56.5 million, respectively, based on the estimated yield to maturity as of that date.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

     Revolving Credit Agreement and Commercial Paper Program - The Company is a party to a $550.0 million five-year revolving credit agreement (the "Five-Year Revolver") and a $250.0 million 364-day revolving credit agreement (the "364-Day Revolver") with a group of banks led by SunTrust Bank, Atlanta, as agent, dated as of December 29, 2000 (together the "SunTrust Revolving Credit Agreements") under which the Company may borrow or procure credit. On January 4, 2001, borrowings under the Five-Year Revolver were used to repay debt incurred under a $540.0 million revolving credit agreement with a group of banks led by ABN AMRO Bank, NV, as agent. Through June 2001, amounts outstanding under the SunTrust Revolving Credit Agreements bore interest, at the Company's option, at a base rate or LIBOR plus a margin that was fixed at 0.45 percent per annum under the Five-Year Revolver and 0.475 percent per annum under the 364-Day Revolver. Subsequent to June 2001, the margin under the Five-Year Revolver will vary from
0.180 percent to 0.700 percent and the margin on the 364-Day Revolver will vary from 0.190 percent to 0.725 percent depending on the Company's senior unsecured public debt rating. A utilization fee fixed at 0.125 percent per annum during the first six months of 2001, and varying thereafter from 0.075 percent to 0.150 percent, depending on the Company's senior unsecured public debt rating, is payable if amounts outstanding under the Five-Year Revolver or the 364-Day Revolver are greater than $181.5 million or $82.5 million, respectively. The SunTrust Revolving Credit Agreements contain substantially the same restrictive covenants as are contained in the Term Loan Agreement. There were no amounts outstanding under the SunTrust Revolving Credit Agreements as of June 30, 2001.

     On March 29, 2001, the Company established its Commercial Paper Program. The borrowings mature on an overnight to one night basis and the average yield at the end of the quarter ended June 30, 2001 was 4.32 percent. The SunTrust Revolving Credit Agreements provide liquidity for commercial paper borrowings.

     The carrying value of borrowings under the SunTrust Revolving Credit Agreements and the Commercial Paper Program approximates fair value.

     Secured Rig Financing - At June 30, 2001, the Company had outstanding $59.8 million of debt secured by the Trident IX and Trident 16 (the "Secured Rig Financing"). Payments under these financing agreements include an interest component of 7.95 percent for the Trident IX and 7.20 percent for the Trident
16. The Trident IX facility expires in April 2003 while the Trident 16 facility expires in September 2004. The financing arrangements provide for a call right on the part of the Company to repay the financing prior to expiration of their scheduled terms and in some circumstances a put right on the part of the banks to require the Company to repay the financings. Under either circumstance, the Company would retain ownership of the rigs. The fair value of the Secured Rig Financing as of June 30, 2001 was approximately $65.0 million based on the estimated yield to maturity as of that date.

     6.9% Notes - At June 30, 2001, the Company had outstanding $13.8 million aggregate principal amount of unsecured 6.9% Notes due February 15, 2004 originally issued in a private placement. The note purchase agreement underlying the 6.9% Notes requires compliance with various restrictive covenants and provisions customary for an agreement of this nature and on substantially the same terms as those under the Term Loan Agreement. The fair value of the 6.9% Notes as of June 30, 2001 was $15.4 million based on the estimated yield to maturity as of that date.

     Redeemed and Repurchased Debt - On March 29, 2001, the Company redeemed all of the approximately $0.4 million principal amount outstanding 8.875% Senior Notes at a price equal to 102.2188 percent of the principal amount together with interest accrued to the redemption date.

     On April 10, 2001, R&B Falcon acquired pursuant to a tender offer all of the approximately $400.0 million principal amount outstanding 11.375% Senior Secured Notes due 2009 of its affiliate, RBF Finance Co., at 122.51 percent of principal amount, or $1,225.10 per $1,000 principal amount, plus accrued and unpaid interest. On April 6, 2001, RBF Finance Co. also redeemed all of the approximately $400.0 million principal amount outstanding 11% Senior Secured Notes due 2006 at 125.282 percent, or $1,252.82 per $1,000 principal amount, plus accrued and unpaid interest, and R&B Falcon redeemed all of the approximately $200.0 million principal amount outstanding 12.25% Senior Notes due 2006 at 130.675 percent or $1,306.75 per $1,000 principal amount, plus accrued and unpaid interest. The Company funded the acquisition and redemptions from the issuance of the 6.625% Notes and 7.5% Notes in April 2001. In the second quarter of 2001, the Company recognized an extraordinary loss, net of tax, of $18.9 million ($0.06 per diluted share) on the early retirement of this debt.

     On March 30, 2001, pursuant to an offer made in connection with the Company's acquisition of R&B Falcon, Cliffs Drilling Company, a wholly owned subsidiary of R&B Falcon ("Cliffs Drilling"), acquired approximately $0.1 million of the 10.25% Senior Notes due 2003 at an amount equal to 101 percent of the principal amount. On May 18, 2001, Cliffs Drilling redeemed all of the

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

approximately $200.0 million principal amount outstanding 10.25% Senior Notes due 2003, at 102.5 percent, or $1,025.00 per $1,000 principal amount, plus interest accrued to the redemption date. As a result, the Company recognized an extraordinary gain, net of tax, of $1.6 million ($0.01 per diluted share) in the second quarter of 2001 relating to the early extinguishment of this debt.

     Letters of Credit - The Company had letters of credit outstanding at June 30, 2001 totaling $81.8 million. The total includes a letter of credit relating to the legal dispute with the Indian Customs Department, Mumbai valued at $5.5 million. In addition, the total includes outstanding letters of credit of $54.2 million under a $70.0 million letter of credit facility entered into with three banks. Under this facility, the Company pays letter of credit fees of 1.5 percent per annum and commitment fees of 0.375 percent per annum, respectively. This facility, which matures in April 2004, requires a collateral value ratio of
1.75 times the commitment and is secured by mortgages on five drilling rigs, the J.W. McLean, J.T. Angel, Randolph Yost, D.R. Stewart and George H. Galloway. The remaining letter of credit amount outstanding guarantees various contract bidding and insurance activities.

NOTE 6 - OTHER CURRENT LIABILITIES

     Other current liabilities are comprised of the following:


                                           June 30,   December 31,
                                             2001        2000
                                          ----------  ------------
                                                (In millions)

  Accrued Payroll and Employee Benefits   $    121.7  $       81.2
  Accrued Interest                              48.6           7.0
  Contract Disputes and Legal Claims            44.9          36.8
  Deferred Revenue                              22.9           9.2
  Accrued Taxes, Other than Income              20.0          13.0
  Deferred Gain on Sale of Rigs                 18.3          57.7
  Other                                         22.6          18.5
                                          ----------  ------------
                                          $    299.0  $      223.4
                                          ==========  ============

NOTE 7 - FINANCIAL INSTRUMENTS

     Foreign Exchange Risk - The Company operates internationally, resulting in exposure to foreign exchange risk. This risk is primarily associated with compensation costs denominated in currencies other than the U.S. dollar and with purchases from foreign suppliers. The Company uses a variety of techniques to minimize exposure to foreign exchange risk, including customer contract payment terms and foreign exchange derivative instruments.

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

     Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred as other comprehensive income and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments, which do not qualify as hedges for accounting purposes, are recognized currently based on the change in the market value of the derivative instruments.

     On January 10, 2001, the Company entered into foreign currency forward contracts relating to the settlement agreement dated January 4, 2001, with DCN International ("DCN") relating to disputes between a subsidiary of the Company and DCN with respect to construction of the Sedco Express and Sedco Energy. The forward contracts are designated as a hedge of the payable to DCN of 150 million French francs (approximately $21 million), of which 75 million was paid on June 28, 2001 and 75 million is due on September 27, 2001. The objective of the hedge transactions is to hedge the variability in the forecasted cash flow due to the French franc currency risk. No ineffectiveness is anticipated as the notional amount and the maturity dates of the forward contracts coincide with the payable balance and due dates, respectively. Over the life of the hedge, interest expense will be reflected in earnings based on the implied interest rate included in the forward contract; other changes in the fair value of the forward contracts relate to the remeasurement of the payable at the monthly accounting rate and will be recorded in earnings when the payable and related

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

forward contract is settled. The unrecognized losses on the hedge transactions ($0.5 million as of June 30, 2001) are a component of Accumulated Other Comprehensive Income in the condensed consolidated balance sheet as of June 30, 2001. A pre-tax loss of $0.2 million was recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2001.

     Interest Rate Risk - The Company, from time to time, may use interest rate swap agreements to manage the effect of interest rate changes on future income. Interest rate swaps are designated as a hedge of underlying future interest payments. These agreements involve the exchange of amounts based on variable interest rates and amounts based on a fixed interest rate over the life of the agreement without an exchange of the notional amount upon which the payments are based. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. Gains and losses on terminations of interest rate swap agreements are deferred as other comprehensive income and recognized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income.

     In March 2001, the Company entered into interest rate swap agreements relating to the anticipated private placement of $700.0 million aggregate principal amount of 6.625% Notes due April 15, 2011 and $600.0 million aggregate principal amount of 7.5% Notes due April 15, 2031 in the notional amounts of $200.0 million and $400.0 million, respectively. The objective of each transaction was to hedge a portion of the forecasted payments of interest resulting from the anticipated issuance of fixed rate debt. Under each forward start date interest swap, the Company paid a LIBOR swap rate and received the floating rate of three-month LIBOR. Hedge effectiveness was assessed by the dollar-offset method by comparing the changes in expected cash flows from the hedges with the change in the LIBOR swap rates. No ineffectiveness occurred as changes in the expected payment under the forward start date swaps were highly effective in offsetting changes in the expected fair value of the debt cash flows due to changes in the LIBOR swap rates. The hedge transactions were closed out on March 30, 2001. The unrealized gain on the hedge transactions ($4.0 million as of June 30, 2001) is a component of Accumulated Other Comprehensive Income in the condensed consolidated balance sheet as of June 30, 2001 and had no material effect on the results of operations for the three or six months ended June 30, 2001. This unrealized gain is being recognized as a reduction of interest expense over the life of the 7.5% Notes beginning in April 2001. Over the next 12-month period, the amount of gain to be recognized will be approximately $0.3 million.

     In June 2001, the Company entered into interest rate swap agreements with a group of banks relating to the issuance of the $700.0 million aggregate principal amount of 6.625% Notes due April 15, 2011. The objective of each transaction is to protect the debt against changes in fair value due to changes in the benchmark interest rate. Under each interest rate swap, the Company will receive the fixed rate equal to the coupon of the hedged item and will pay the floating rate (LIBOR) plus a weighted-average spread of 49.56 basis points, which is designated the benchmark interest rate, on October 15 and April 15 of each year until maturity on April 15, 2011. The hedge is considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rate over its term. As a result, the shortcut method applies and there is no need to periodically reassess the effectiveness of the hedge during the term of the hedge.

NOTE 8 - SEGMENTS

     Prior to the R&B Falcon merger, the Company operated in one industry segment. As a result of acquiring shallow and inland water drilling units in the R&B Falcon merger, the Company's operations have been aggregated into two reportable segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. The International and U.S. Floater Contract Drilling Services segment consists of high-specification floaters (drillships and semisubmersibles), other floaters, non-U.S. jackups, other mobile offshore drilling units, other assets used in support of offshore drilling activities and other offshore support services. The Gulf of Mexico Shallow and Inland Water segment consists of the Gulf of Mexico jackups and submersible drilling rigs and the U.S. inland drilling barges. The Company provides services with different types of drilling equipment in several geographic regions. The location of the Company's rigs and the allocation of resources to build or upgrade rigs is determined by the activities and needs of customers.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

     Operating revenues and income before income taxes, minority interest and extraordinary item by segment are as follows:

                                                               Three Months Ended  Six Months Ended
                                                                    June 30,           June 30,
                                                               ------------------  -----------------
                                                                 2001      2000       2001     2000
                                                               --------  --------  ---------  ------
                                                                           (In millions)
Operating Revenues
   International and U.S. Floater Contract Drilling Services   $ 613.6   $  299.2  $1,087.6   $600.1
   Gulf of Mexico Shallow and Inland Water                       138.9          -     220.9        -
   Elimination of intersegment revenues                           (0.3)         -      (6.2)       -
                                                               --------  --------  ---------  ------
       Total Operating Revenues                                $ 752.2   $  299.2  $1,302.3   $600.1
                                                               --------  --------  ---------  ------

Income Before Income Taxes, Minority Interest and
 Extraordinary Item
   International and U.S. Floater Contract Drilling Services   $ 160.9   $   47.2  $  236.8   $ 89.6
   Gulf of Mexico Shallow and Inland Water                        31.9          -      45.2        -
                                                               --------  --------  ---------  ------
                                                                 192.8       47.2     282.0     89.6
Unallocated general and administrative expense                   (14.6)         -     (29.4)       -
Unallocated other income (expense)                               (59.1)         -     (91.5)       -
                                                               --------  --------  ---------  ------
       Total Income Before Income Taxes, Minority Interest
       and Extraordinary Item                                  $ 119.1   $   47.2  $  161.1   $ 89.6
                                                               ========  ========  =========  ======

       Total assets by segment are as follows:

                                                               June 30,   December 31,
                                                                 2001         2000
                                                               ---------  ------------
                                                                    (In millions)
   International and U.S. Floater Contract Drilling Services   $13,697.7  $    6,358.8
   Gulf of Mexico Shallow and Inland Water                       2,891.6             -
   Unallocated Corporate                                           199.2             -
                                                               ---------  ------------
       Total Assets                                            $16,788.5  $    6,358.8
                                                               =========  ============

     Prior to the R&B Falcon merger on January 31, 2001, the Company operated in one industry segment and, as such, there were no unallocated assets or income items for periods prior to the merger.

NOTE 9 - ASSET DISPOSITIONS

     In February 2001, Sea Wolf Drilling Limited ("Sea Wolf"), a joint venture in which the Company holds a 25 percent interest, sold two semisubmersible rigs, the Drill Star and Sedco Explorer, to Pride International, Inc. In the first quarter of 2001, the Company recognized the accelerated amortization of the deferred gain related to the Sedco Explorer of $18.5 million which is included in Gain from Sale of Assets. The Company will continue to operate the Drill Star, which has been renamed the Pride North Atlantic, under a bareboat charter agreement until approximately September 2001. The amortization of the Drill Star's deferred gain was accelerated and produced incremental gains totaling $13.7 million and $22.7 million for the three and six months ended June 30, 2001, respectively, which is included as a reduction in operating and maintenance expense, and is expected to produce an estimated $13.5 million gain in the third quarter of 2001. The Company's bareboat charter with Sea Wolf on the Sedco Explorer was terminated effective June 2000.

     During the six months ended June 30, 2001, the Company sold certain non-strategic assets acquired in the R&B Falcon merger and certain other assets held for sale. The Company received net proceeds of approximately $29.2 million. These sales had no material effect on the Company's results of operations.

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

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

NOTE 10 - EARNINGS PER SHARE

     The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows:

                                                          Three Months Ended  Six Months Ended
                                                                June 30,         June 30,
                                                          ------------------  ----------------
                                                            2001      2000     2001     2000
                                                          --------  --------  -------  -------
                                                          (In millions, except per share data)

Income Before Extraordinary Item                          $  85.8   $   35.9  $116.3   $  68.4
Loss on Extraordinary Item, Net of Tax                      (17.3)         -   (17.3)        -
                                                          --------  --------  -------  -------
Net Income                                                $  68.5   $   35.9  $ 99.0   $  68.4
                                                          ========  ========  =======  =======

Weighted Average Shares Outstanding
    Shares for basic earnings per share                     318.2      210.4   299.5     210.3
    Effect of dilutive securities:
      Employee stock options and unvested stock grants        3.9        1.3     3.4       1.1
      Warrants to purchase ordinary shares                    2.9          -     2.4         -
                                                          --------  --------  -------  -------
Adjusted weighted-average shares and assumed
  conversions for diluted earnings per share                325.0      211.7   305.3     211.4
                                                          ========  ========  =======  =======
Basic Earnings Per Share
  Income Before Extraordinary Item                        $  0.27   $   0.17  $ 0.39   $  0.33
  Loss on Extraordinary Item, Net of Tax                    (0.05)         -   (0.06)        -
                                                          --------  --------  -------  -------

Net Income                                                $  0.22   $   0.17  $ 0.33   $  0.33
                                                          ========  ========  =======  =======
Diluted Earnings Per Share
  Income Before Extraordinary Item                        $  0.26   $   0.17  $ 0.38   $  0.32
  Loss on Extraordinary Item, Net of Tax                    (0.05)         -   (0.06)        -
                                                          --------  --------  -------  -------

  Net Income                                              $  0.21   $   0.17  $ 0.32   $  0.32
                                                          ========  ========  =======  =======

     Ordinary shares subject to issuance pursuant to the conversion features of the convertible debentures (See Note 5) are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share because the effect of including those shares is anti-dilutive.

NOTE 11 - CONTINGENCIES

     During 1997, Kvaerner Installasjon a.s ("Kvaerner") in Norway performed modification and refurbishment work on a high-specification semisubmersible drilling rig, the Transocean Leader, and a dispute arose over the amount owed with respect to such work. A letter of credit had been posted pending the resolution of the dispute by agreement between the parties or by final judgment under the Norwegian judicial process. In September 1998, the Company instituted an action in the Norwegian courts alleging that it owed no additional amounts and that the letter of credit should be released. In March 1999, Kvaerner commenced proceedings in the Norwegian courts seeking judgment for approximately $33.0 million plus interest. The Company vigorously denied the material allegations of Kvaerner's petition and the matter was tried before the Norwegian courts during the fourth quarter of 2000. The Company settled the case in June 2001, the terms of which have been reflected in the Company's results of operations for the second quarter of 2001. The settlement did not have a material adverse effect on its business or consolidated financial position.

     The Company is a defendant in Bryant, et al. v. R&B Falcon Drilling USA, Inc., et al. in the United States District Court for the Southern District of Texas, Houston Division. R&B Falcon Drilling USA is a wholly owned indirect subsidiary of R&B Falcon. In this suit, the plaintiffs allege that R&B Falcon
Drilling USA, the Company and a number of other offshore drilling contractors with operations in the U.S. Gulf of Mexico have engaged in a conspiracy to depress wages and benefits paid to certain of their offshore employees. The plaintiffs contend that this alleged conduct violates federal antitrust law and constitutes unfair trade practices and wrongful employment acts under state law. The plaintiffs sought treble damages, attorneys' fees and costs on behalf of themselves and an alleged class of offshore workers, along with an injunction against exchanging certain wage and benefit information with other offshore

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

drilling contractors named as defendants. In May 2001, the Company reached an agreement in principle with the plaintiffs' counsel to settle all claims, pending Court approval of the settlement. In July 2001, before the Court had considered the proposed settlement, the case, along with a number of unrelated cases also pending in the federal court in Galveston, was transferred to a federal judge sitting in Houston as a docket equalization measure. The judge to whom the case was transferred has not yet indicated when he will consider the proposed settlement. The terms of the settlement have been reflected in the Company's results of operations for the first quarter of 2001. The settlement did not have a material adverse effect on its business or consolidated financial position.

     The Company has certain actions or claims pending that have been previously discussed and reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and the Company's other reports filed with the Securities and Exchange Commission. There have been no material developments in these previously reported matters. The Company and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of the Company's business. The Company does not believe that the ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on its business or consolidated financial position.

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

NOTE 12 - SUBSEQUENT EVENT

     Termination of Contract - In July 2001, Marathon Oil Company ("Marathon") terminated the 18-month contract for the Cajun Express in the U.S. Gulf of Mexico allegedly because of downtime relating to equipment performance. The Company has initiated arbitration proceedings against Marathon as a result of the contract termination.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

OVERVIEW

     Transocean Sedco Forex Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company", "we" or "our") is a leading international provider of offshore and inland marine contract drilling services for oil and gas wells. As of July 31, 2001, the Company owned, had partial ownership interests in or operated more than 170 mobile offshore and barge drilling units (including one under construction). The Company's active fleet consists of 32 high-specification floaters, 32 other floaters, 55 jackup rigs, 36 drilling barges, five tenders and three submersible rigs. In addition, the fleet includes three mobile offshore production units, one multi-purpose service vessel, two platform drilling rigs and three land rigs. The Company also has a fleet of land and barge drilling rigs in Venezuela consisting of eight wholly owned and two partially owned land rigs and three lake barges. The Company contracts its drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells.

     On January 31, 2001, the Company completed a merger transaction ("R&B Falcon merger") with R&B Falcon Corporation ("R&B Falcon"). As a result of the merger, R&B Falcon became an indirect wholly owned subsidiary of the Company. The merger was accounted for as a purchase, with the Company as the accounting acquiror. The condensed consolidated financial statements for the six months ended June 30, 2001 include five months of operating results for R&B Falcon.

     Prior to the R&B Falcon merger, the Company operated in one industry segment. As a result of acquiring shallow and inland water drilling units in the R&B Falcon merger, the Company's operations have been aggregated into two reportable segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. The International and U.S. Floater Contract Drilling Services segment consists of high-specification floaters (drillships and semisubmersibles), other floaters, non-U.S. jackups, other mobile offshore drilling units, other assets used in support of offshore drilling activities and other offshore support services. The Gulf of Mexico Shallow and Inland Water segment consists of the Gulf of Mexico jackups and submersible drilling rigs and the U.S. inland drilling barges.

OPERATING  RESULTS

     QUARTER ENDED JUNE 30, 2001 COMPARED TO QUARTER ENDED JUNE 30, 2000

     Operating revenues for the three months ended June 30, 2001 were $752.2 million compared to $299.2 million for the same period in 2000. International and U.S. Floater Contract Drilling Services operating revenues were $613.6 million for the three months ended June 30, 2001 compared to $299.2 million for the same period in 2000, an increase of $314.4 million, or 105 percent. Revenues relating to former R&B Falcon operations in this segment subsequent to the R&B Falcon merger totaled $213.6 million for the three months ended June 30, 2001. Revenues for the three months ended June 30, 2001 included $62.4 million from five rigs that were under construction during the same period in 2000. The increase in Gulf of Mexico Shallow and Inland Water operating revenues to $138.6 million resulted from the R&B Falcon merger.

     Operating and maintenance expense for the three months ended June 30, 2001 was $394.3 million compared to $184.0 million for the same period in 2000. International and U.S. Floater Contract Drilling Services operating expenses were $326.1 million for the three months ended June 30, 2001 compared to $184.0 million for the same period in 2000, an increase of $142.1 million, or 77 percent. The increase was primarily a result of the R&B Falcon merger and the activation of six newbuild drilling units since the second quarter of 2000. Operating and maintenance expense for the three months ended June 30, 2001 was reduced by $13.7 million related to the accelerated amortization of the deferred gain on the Drill Star. See "-Liquidity and Capital Resources-Acquisitions and Dispositions." The increase in Gulf of Mexico Shallow and Inland Water operating expenses to $68.2 million resulted from the R&B Falcon merger. A large portion of operating and maintenance expense consists of employee-related costs and is fixed or only semi-variable. Accordingly, operating and maintenance expense does not vary in direct proportion to activity.

     Depreciation expense was $123.7 million for the three months ended June 30, 2001 compared to $58.2 million for the same period in 2000. International and U.S. Floater Contract Drilling Services depreciation expense was $96.8 million for the three months ended June 30, 2001 compared to $58.2 million for the same period in 2000, an increase of $38.6 million, or 66 percent. The increase was primarily due to the addition of the R&B Falcon rigs subsequent to the R&B Falcon merger and depreciation expense in 2001 for six newbuild drilling units placed into service since the second quarter of 2000. This increase was partially offset by a reduction of approximately $6.4 million for the three months ended June 30, 2001 as a result of the Company conforming its policies related to estimated rig lives after the R&B Falcon merger. The increase in Gulf of Mexico Shallow and Inland Water depreciation expense to $26.9 million resulted from the R&B Falcon merger.

     Goodwill amortization expense was $41.4 million for the three months ended June 30, 2001 compared to $6.7 million for the same period in 2000. International and U.S. Floater Contract Drilling Services amortization expense was $30.3 million for the three months ended June 30, 2001 compared to $6.7 million for the same period in 2000. This increase of $23.6 million, or 352 percent, was due to additional goodwill amortization expense resulting from the R&B Falcon merger. The increase in Gulf of Mexico Shallow and Inland Water goodwill amortization expense to $11.1 million resulted from the R&B Falcon merger.

     General and administrative expense for the three months ended June 30, 2001 was $14.6 million compared to $9.4 million for the same period in 2000, an increase of $5.2 million, or 55 percent. The increase is primarily attributable to the R&B Falcon merger and reflects the costs to manage a larger and more complex organization.

     Other expense was $59.1 million for the three months ended June 30, 2001 compared to other income of $4.0 million for the same period in 2000, a decrease in other income of $63.1 million. Interest expense, net of amounts capitalized, was $66.8 million and $0.3 million for the three months ended June 30, 2001 and 2000, respectively. Total interest expense was $76.2 million for the three months ended June 30, 2001 compared to $23.1 million for the same period in 2000, an increase of $53.1 million, or 230 percent. The increase during 2001 was due to higher debt levels arising from the additional debt assumed in the R&B Falcon merger and borrowings to fund newbuild construction projects. Total interest capitalized relating to construction projects was $9.4 million for the three months ended June 30, 2001 compared to $22.8 million for the same period in 2000, a decrease of $13.4 million, or 59 percent, resulting from the completion of six rigs since the second quarter of 2000. Equity in earnings of joint ventures increased by $1.9 million for the three months ended June 30, 2001 due primarily to equity in joint ventures acquired in the R&B Falcon merger. Interest income was $4.7 million for the three months ended June 30, 2001 compared to $2.0 million for the same period in 2000, an increase of $2.7 million, or 135 percent. The increase is primarily due to interest earned on secured contingent notes acquired as part of the R&B Falcon merger and higher average cash balances for the three months ended June 30, 2001 compared to the same period in 2000.

     Provision for income taxes for the three months ended June 30, 2001 was $32.2 million compared to $11.1 million for the same period in 2000. The Company operates internationally and provides for income taxes based on the tax laws and rates in the countries in which it operates and income is earned. There is no expected relationship between the provision for income taxes and income before income taxes.

     During the three months ended June 30, 2001, the Company recognized a $17.3 million extraordinary loss, net of tax, related to the early extinguishment of debt. See "- Liquidity and Capital Resources-Debt."

     SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     Operating revenues for the six months ended June 30, 2001 were $1,302.3 million compared to $600.1 million for the same period in 2000. International and U.S. Floater Contract Drilling Services operating revenues were $1,087.6 million for the six months ended June 30, 2001 compared to $600.1 million for the same period in 2000, an increase of $487.5 million, or 81 percent. Revenues relating to former R&B Falcon operations in this segment subsequent to the R&B Falcon merger totaled $369.7 million for the six months ended June 30, 2001. Revenues for the six months ended June 30, 2001 included $103.8 million from five rigs that were under construction during the same period in 2000. Revenues for the six months ended June 30, 2000 included a cash settlement of $25.1 million relating to an agreement with a unit of BP to cancel the remaining 14 months of firm contract time on the semisubmersible rig, the Transocean Amirante. The increase in Gulf of Mexico Shallow and Inland Water operating revenues to $214.7 million resulted from the R&B Falcon merger.

     Operating and maintenance expense for the six months ended June 30, 2001 was $745.2 million compared to $369.7 million for the same period in 2000. International and U.S. Floater Contract Drilling Services operating expenses were $634.1 million for the six months ended June 30, 2001 compared to $369.7 million for the same period in 2000, an increase of $264.4 million, or 72 percent. The increase was primarily a result of the R&B Falcon merger and the activation of six newbuild drilling units since the second quarter of 2000. Operating and maintenance expense for the six months ended June 30, 2001 was reduced by $22.7 million related to the accelerated amortization of the deferred gain on the Drill Star. See "-Liquidity and Capital Resources-Acquisitions and Dispositions." The increase in Gulf of Mexico Shallow and Inland Water operating expenses to $111.0 million resulted from the R&B Falcon merger. A large portion of operating and maintenance expense consists of employee-related costs and is fixed or only semi-variable. Accordingly, operating and maintenance expense does not vary in direct proportion to activity.

     Depreciation expense was $223.1 million for the six months ended June 30, 2001 compared to $116.1 million for the same period in 2000. International and U.S. Floater Contract Drilling Services depreciation expense was $177.5 million for the six months ended June 30, 2001 compared to $116.1 million for the same period in 2000, an increase of $61.4 million, or 53 percent. The increase was primarily due to the addition of the R&B Falcon rigs subsequent to the R&B Falcon merger and depreciation expense in 2001 for six newbuild drilling units placed into service since the second quarter of 2000. This increase was partially offset by a reduction of approximately $10.6 million for the six months ended June 30, 2001 as a result of the Company conforming its policies related to estimated rig lives after the R&B Falcon merger. The increase in Gulf of Mexico Shallow and Inland Water depreciation expense to $45.6 million resulted from the R&B Falcon merger.

     Goodwill amortization expense was $71.6 million for the six months ended June 30, 2001 compared to $13.3 million for the same period in 2000. International and U.S. Floater Contract Drilling Services amortization expense was $53.0 million for the six months ended June 30, 2001 compared to $13.3 million for the same period in 2000. This increase of $39.7 million, or 298 percent, was due to additional goodwill amortization expense resulting from the R&B Falcon merger. The increase in Gulf of Mexico Shallow and Inland Water goodwill amortization expense to $18.6 million resulted from the R&B Falcon merger.

     General and administrative expense for the six months ended June 30, 2001 was $29.4 million compared to $22.5 million for the same period in 2000, an increase of $6.9 million, or 31 percent. The increase is primarily attributable to the R&B Falcon merger and reflects the costs to manage a larger and more complex organization.

     During the six months ended June 30, 2001, the Company recognized $18.5 million related to the accelerated amortization of the deferred gain on the sale of the Sedco Explorer (see "-Liquidity and Capital Resources-Acquisitions and Dispositions"). There was no comparable item in the first six months of 2000.

     Other expense was $91.5 million for the six months ended June 30, 2001 compared to other income of $8.8 million for the same period in 2000, a decrease in other income of $100.3 million. Interest expense, net of amounts capitalized, was $104.0 million and $0.3 for the six months ended June 30, 2001 and 2000, respectively. Total interest expense was $134.5 million for the six months ended June 30, 2001 compared to $46.2 million for the same period in 2000, an increase of $88.3 million, or 191 percent. The increase during 2001 was due to higher debt levels arising from the additional debt assumed in the R&B Falcon merger and borrowings to fund newbuild construction projects. Total interest capitalized relating to construction projects was $30.5 million for the six months ended June 30, 2001 compared to $45.9 million for the same period in 2000, a decrease of $15.4 million, or 34 percent, resulting from the completion of six rigs since the second quarter of 2000. Interest income was $8.3 million for the six months ended June 30, 2001 compared to $2.9 million for the same period in 2000, an increase of $5.4 million, or 186 percent. The increase is primarily due to interest earned on secured contingent notes acquired as part of the R&B Falcon merger and higher average cash balances for the six months ended June 30, 2001 compared to the same period in 2000.

     Provision for income taxes for the six months ended June 30, 2001 was $42.3 million compared to $20.8 million for the same period in 2000. The Company operates internationally and provides for income taxes based on the tax laws and rates in the countries in which it operates and income is earned. There is no expected relationship between the provision for income taxes and income before income taxes.

     During the six months ended June 30, 2001, the Company recognized a $17.3 million extraordinary loss, net of tax, related to the early extinguishment of debt. See "- Liquidity and Capital Resources - Debt."

FINANCIAL  CONDITION

     JUNE 30, 2001 COMPARED TO DECEMBER 31, 2000

     Total assets at June 30, 2001 were $16.8 billion compared to $6.4 billion at December 31, 2000. International and U.S. Floater Contract Drilling Services assets were $13.7 billion at June 30, 2001 compared to $6.4 billion at December 31, 2000, an increase of $7.3 billion, or 114 percent. The increase was primarily due to the addition of R&B Falcon's assets at fair value on January 31, 2001 and goodwill related to the R&B Falcon merger. The increase in Gulf of Mexico Shallow and Inland Water assets to $2.9 billion was primarily due to the addition of R&B Falcon's assets at fair value on January 31, 2001 and goodwill related to the R&B Falcon merger.

RESTRUCTURING  CHARGES

     In conjunction with the R&B Falcon merger, the Company established a liability of $16.3 million for the estimated severance related costs associated with the involuntary termination of 569 R&B Falcon employees pursuant to management's plan to consolidate operations and administrative functions post-merger. Through June 30, 2001, approximately $9.9 million of these costs were paid. The Company anticipates that substantially all of the remaining amounts will be paid by the end of 2001.

OUTLOOK

     Fleet utilization and dayrates in both our International and U.S. Floater Contract Drilling Services and Gulf of Mexico Shallow and Inland Water business segments improved on an overall basis during the second quarter of 2001, driven by continued general stability in world crude oil prices and an active natural gas market in the U.S. However, U.S. natural gas prices have recently declined, and we have seen some weakness in the gas-driven U.S. drilling markets. The international markets on the whole improved during the recently ended quarter. Pro forma utilization measures noted below have been calculated based on the combined fleet of Transocean Sedco Forex and R&B Falcon for the three months ended March 31, 2001.

     Within our International and U.S. Floater Contract Drilling Services business, utilization of our high-specification floaters (drillships and semisubmersibles) was 86 percent for the second quarter of 2001 compared to pro forma utilization of 83 percent for the first quarter of 2001. Utilization for the other floaters and non-U.S. jackups during the three months ended June 30, 2001 was 84 percent and 85 percent, respectively, compared to pro forma utilization of 70 percent and 79 percent, respectively, during the first quarter of 2001. Average dayrates for our high-specification floaters, other floaters and non-U.S. jackups during the second quarter of 2001 were $141,600, $62,600 and $44,100, respectively. These dayrates compare to $134,000, $59,000 and $38,400, respectively, on a pro forma basis for the first quarter of 2001.

     Utilization for our jackups and submersibles included in the Gulf of Mexico Shallow and Inland Water segment was 72 percent during the three months ended June 30, 2001, while the inland barge utilization was 71 percent. During the first quarter of 2001, jackup and submersible and inland drilling barge pro forma utilization was 74 percent and 67 percent, respectively. Average dayrates during the second quarter of 2001 for the segment's jackups and submersibles and inland barges were $39,800 and $23,100, respectively. These dayrates compare to $35,400 and $19,100, respectively, on a pro forma basis for the first quarter of 2001.

     Scheduled maintenance and repairs affected our utilization during the second quarter of 2001. We also expect to experience approximately 300 days of planned shipyard time (excluding the newbuild rig under construction) in the third quarter of 2001. The Sedco Energy was placed into service during May 2001. The Sedco Express and the Cajun Express were placed into service during April 2001. We expect that our one remaining newbuild unit, the Deepwater Horizon, will be completed and commence operations in the third quarter of 2001.

     We are currently witnessing reduced customer spending in the Gulf of Mexico shallow water region and we believe that the demand for U.S. jackups will remain soft in the short term. While the market for U.S. inland drilling barges has been largely unaffected to date, demand could deteriorate if lower natural gas prices persist. The market for deepwater drilling rigs remains stable at present but we are witnessing a steady level of rig farmout activity from exploration and production companies with existing deepwater rig contracts as these companies re-evaluate near-term deepwater drilling equipment requirements. This process could negatively affect future deepwater rig utilization and average dayrates. If crude prices remain stable, we expect the international drilling markets for other floaters and jackups to remain relatively strong through the end of the year.

     The contract drilling market historically has been highly competitive and cyclical, and we are unable to predict the extent to which current market conditions will continue. A decline in oil or gas prices could reduce demand for our contract drilling services and adversely affect both utilization and dayrates.

     We are experiencing higher levels of expenses during 2001 compared to 2000 due to a variety of factors, including, but not limited to, those described in this paragraph. We expect to complete our remaining major construction project by the end of the third quarter of 2001, resulting in increased interest expense as interest on the projects completed this year is no longer capitalized. Also, the planned shipyard maintenance and upgrade projects are resulting in increased expenses during 2001. We also replaced previous employment agreements with certain executives which contained change in control provisions that had been triggered by the Sedco Forex Holdings Limited merger ("Sedco Forex merger"). These new agreements will require us to recognize approximately $5.8 million in additional compensation expense during 2001 (approximately $1.5 million per quarter). In addition, the labor market for rig workers, especially in the U.S. Gulf of Mexico, has tightened. If this trend continues, we will likely continue to incur higher compensation expense to attract and retain qualified rig personnel. Finally, we may incur additional compensation expense due to the harmonization of compensation packages between the former R&B Falcon and Transocean Sedco Forex workforces.

     We are proceeding with plans to sell a number of assets during 2001 (see"-Liquidity and Capital Resources-Acquisitions and Dispositions"), including the disposition of our land and barge drilling business in Venezuela, although these sales will be dependent upon the realization of an acceptable sale price and we likely will not conclude all sales in the current year. We currently expect the proceeds of these sales to be between $400 million and $500 million. The actual proceeds may differ substantially from those expectations and we may decide to discontinue our sales efforts. Most of the assets which are planned to be sold were marked to fair value on our books in connection with the R&B Falcon merger pursuant to purchase accounting rules. Consequently, we do not expect sales of those assets to have a material effect on our results of operations. During the fourth quarter of 2001, we expect to recover loss of hire proceeds associated with a downtime claim on the Jack Bates.

     On August 1, 2001, approximately 52 percent of our total mobile offshore drilling unit fleet days were committed for the remainder of 2001 and 21 percent for the year 2002.

LIQUIDITY AND CAPITAL RESOURCES

     SOURCES AND USES OF CASH

     Cash flows provided by operations were $51.2 million for the six months ended June 30, 2001, compared to $84.0 million for the same period in 2000, a decrease of $32.8 million. Cash flows from net income items were $101.4 million higher and cash used for working capital items was $134.2 million higher for the six months ended June 30, 2001 as compared to the same period in 2000.

     Cash flows used in investing activities were $82.9 million for the six months ended June 30, 2001, compared to $277.7 million for the same period in 2000, a decrease of $194.8 million. During 2001, the Company received cash in connection with the R&B Falcon merger of $264.7 million. No such amounts were received during 2000. Capital expenditures relating to rig construction and upgrade projects increased by $64.0 million and the Company paid merger costs related to the R&B Falcon merger of $24.5 million. The Company also received net proceeds of $16.8 million from the sale of securities and proceeds from the disposal of assets increased $25.8 million due to rig sales in 2001. During the first six months of 2000, the Company received net proceeds of $24.9 million from the sale of its coiled tubing drilling services business.

     Cash flows provided by financing activities were $105.9 million for the six months ended June 30, 2001, compared to $197.3 million for the same period in 2000, a decrease of $91.4 million. During 2001, the Company had a decrease in net repayments under its revolving credit agreements of $54.9 million, net borrowings of $60.3 million under its commercial paper program, early repayments of debt instruments of $1,457.9 million and net proceeds from other debt of $1,693.5 million primarily due to the issuance of the 6.625% Notes, 7.5% Notes and 1.5% Convertible Debentures in the second quarter of 2001. During the first six months of 2000, the Company had net proceeds from other debt of $489.2 million from the issuance of the zero coupon convertible debentures partially offset by the repayment of its revolving credit agreement and by repayments on its secured loan agreement.

     CAPITAL  EXPENDITURES

     Capital expenditures, including capitalized interest, totaled $372 million during the six months ended June 30, 2001. During 2001, the Company expects to spend approximately $565 million on its existing fleet, expanded corporate infrastructure, completion of major construction projects, major upgrades to the Discoverer 534 and Sedco 710 and the conversion of the Sedco 135D to an offshore production facility. A substantial majority of the capital expenditures is related to the International and U.S. Floater Contract Drilling Services segment.

     The following table summarizes projected expenditures (including capitalized interest) during the remainder of 2001 for the Company's major construction projects.


                            Expenditures -        Projected          Projected
                           Six Months Ended     Expenditures -    Recorded Value
                             June 30, 2001    Remainder of 2001    At Completion
--------------------------------------------------------------------------------
(In millions)

Sedco Express                     $   33              $   14         $    396
Sedco Energy                          41                   4              398
Cajun Express                         20                   7              327
Discoverer Deep Seas                   9                   6              317
Deepwater Horizon                    153                  22              350
--------------------------------------------------------------------------------
                                  $  256              $   53         $  1,788
================================================================================

     The Sedco Express was placed into service in April 2001. In February 2001, a unit of TotalFinaElf terminated the six-year contract for the Sedco Express in light of the rig's delayed delivery beyond December 28, 2000. The Sedco Energy arrived in Brazil in April 2001 and began a 42-month contract with Texaco in May 2001. The Cajun Express was delivered in April 2001, when it began an 18-month contract with Marathon in the U.S. Gulf of Mexico. In July 2001, Marathon terminated the 18-month contract for the Cajun Express allegedly because of downtime relating to equipment performance. The Discoverer Deep Seas was delivered early in the first quarter of 2001 when it began a five-year contract with Chevron in the U.S. Gulf of Mexico. The

Deepwater Horizon is expected to arrive in the U.S. Gulf of Mexico in the third quarter of 2001, when it is scheduled to begin a three-year contract with a unit of BP.

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

     DEBT

     6.625% Notes and 7.5% Notes - In April 2001, the Company issued $700.0 million aggregate principal amount of 6.625% Notes due April 15, 2011 and $600.0 million aggregate principal amount of 7.5% Notes due April 15, 2031. Interest is payable on April 15 and October 15 of each year. The Company used the net proceeds of $1,293.5 million to redeem the 11% Secured Notes and the 12.25% Senior Notes and to fund the tender offer for the 11.375% Secured Notes. The 6.625% Notes and the 7.5% Notes are redeemable at the option of the Company at a make-whole premium with present values calculated using a discount rate equal to the then-prevailing yield of U.S. treasury notes for a corresponding remaining period plus 25 basis points and 35 basis points, respectively. The Company entered into interest rate swaps relating to the 6.625% Notes and 7.5% Notes. See Note 7 of the Condensed Consolidated Financial Statements.

     The indenture and supplemental indentures pursuant to which the 6.625% Notes and the 7.5% Notes, as well as the Zero Coupon Convertible Debentures, the 1.5% Convertible Debentures, the 7.45% Notes and the 8.00% Debentures described below, were issued impose restrictions on certain actions by the Company, including creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions.

     Zero Coupon Convertible Debentures - In May 2000, the Company issued Zero Coupon Convertible Debentures due May 2020 with a face value at maturity of $865.0 million. The debentures were issued at a price to the public of $579.12 per debenture and accrue original issue discount at a rate of 2.75 percent per annum compounded semiannually to reach a face value at maturity of $1,000 per debenture. The Company will pay no interest on the debentures prior to maturity and has the right to redeem the debentures after three years for a price equal to the issuance price plus accrued original issue discount to the date of redemption. Each holder has the right to require the Company to repurchase the debentures on the third, eighth and thirteenth anniversary of issuance at the issuance price plus accrued original issue discount to the date of repurchase. The Company may pay this repurchase price with either cash or ordinary shares or a combination of cash and ordinary shares. The debentures are convertible into ordinary shares of the Company at the option of the holder at any time at a ratio of 8.1566 shares per debenture subject to adjustments if certain events take place.

     Term Loan Agreement - The Company is a party to a $400.0 million unsecured five-year term loan agreement with a group of banks led by SunTrust Bank, Atlanta, as agent, dated as of December 16, 1999 (the "Term Loan Agreement"). Amounts outstanding under the Term Loan Agreement bear interest at the Company's option, at a base rate or London Interbank Offered Rate ("LIBOR") plus a margin (0.70 percent per annum at June 30, 2001) that varies depending on the Company's senior unsecured public debt rating. No principal payments are required for the first two years, and the Company may prepay some or all of the debt at any time without premium or penalty. The Term Loan Agreement requires compliance with various restrictive covenants and provisions customary for an agreement of this nature including an interest coverage ratio of not less than 3 to 1, a leverage ratio of not greater than 40 percent and limitations on mergers and sale of substantially all assets, permitted liens, subsidiary and certain other types of debt, transactions with affiliates and sale/leaseback transactions.

     1.5% Convertible Debentures - In May 2001, the Company issued $400.0 million aggregate principal amount of 1.5% Convertible Debentures due May 2021. Interest is payable on May 15 and November 15 of each year. The Company used the net proceeds of $400.0 million to redeem the 10.25% Senior Notes and to repay a portion of borrowings outstanding under the Commercial Paper Program. The Company has the right to redeem the debentures after five years for a price equal to 100 percent of the principal amount plus interest accrued up to but not including the redemption date. Each holder has the right to require the Company to repurchase the debentures after five, ten and fifteen years at 100 percent of the principal amount plus accrued interest up to and including the repurchase date. The Company may pay this repurchase price with either cash or ordinary shares or a combination of cash and ordinary shares. The debentures are convertible into ordinary shares of the Company at the option of the holder at any time at a ratio of 13.8627 shares per $1,000 principal amount debenture (a conversion price of $72.136 per ordinary share), subject to adjustments if certain events take place, if the closing sale price per ordinary share exceeds 110 percent of the conversion price for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the conversion date or if other specified conditions are met.

     6.5%, 6.75%, 6.95% and 7.375% Senior Notes - In April 1998, R&B Falcon issued 6.5% Senior Notes, 6.75% Senior Notes, 6.95% Senior Notes and 7.375% Senior Notes with an aggregate principal amount of $1.1 billion. Interest on these notes is payable on April 15 and October 15 of each year. These notes have maturity dates of April 2003, April 2005, April 2008 and April 2018, respectively. The 6.75% Senior Notes, the 6.95% Senior Notes and the 7.375% Senior Notes are redeemable at the option of R&B Falcon at a make-whole premium with present values calculated using a discount rate equal to the then-prevailing yield of U.S. treasury notes for a corresponding remaining term plus 20 basis points for the 6.75% Senior Notes and the 6.95% Senior Notes and 25 basis points for the 7.375% Senior Notes. The 6.5% Senior Notes are not redeemable at the option of R&B Falcon. At June 30, 2001, approximately $250.0 million, $350.0 million, $250.0 million and $250.0 million principal amount of these notes was outstanding, respectively. These notes were recorded at fair value on January 31, 2001 as part of the R&B Falcon merger.

     9.125% and 9.5% Senior Notes - In December 1998, R&B Falcon issued 9.125% Senior Notes and 9.5% Senior Notes with an aggregate principal amount of $400.0 million. Interest on these notes is payable on June 15 and December 15 of each year. These notes have maturity dates of December 2003 and December 2008, respectively. These notes are redeemable at the option of R&B Falcon at a make-whole premium with present values calculated using a discount rate equal to the then-prevailing yield of U.S. treasury notes for a corresponding remaining term plus 50 basis points. At June 30, 2001, approximately $100.0 million and $300.0 million principal amount of these notes was outstanding, respectively. These notes were recorded at fair value on January 31, 2001 as part of the R&B Falcon merger.

     The indentures pursuant to which the 6.5% Senior Notes, 6.75% Senior Notes, 6.95% Senior Notes, 7.375% Senior Notes, the 9.125% Senior Notes and the 9.5% Senior Notes were issued impose restrictions on certain actions by R&B Falcon, including creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions. In addition, the indenture pursuant to which the 9.125% Senior Notes and the 9.5% Senior Notes were issued imposes restrictions on the incurrence of additional indebtedness and the payment of dividends and other restricted payments by R&B Falcon. However, these restrictions are suspended during the period that these notes are rated as investment grade.

     7.45% Notes and 8.00% Debentures - In April 1997, the Company issued $100.0 million aggregate principal amount of 7.45% Notes due April 15, 2027 and $200.0 million aggregate principal amount of 8.00% Debentures due April 15, 2027. Holders of the 7.45% Notes may elect to have all or any portion of the 7.45% Notes repaid on April 15, 2007 at 100 percent of the principal amount. The 7.45% Notes, at any time after April 15, 2007, and the 8.00% Debentures, at any time, are redeemable at the Company's option at a make-whole premium with present values calculated using a discount rate equal to the then-prevailing yield of U.S. treasury notes for a corresponding remaining term plus 20 basis points. Interest is payable on April 15 and October 15 of each year.

     Nautilus Class A1 and A2 Notes - In August 1999, a subsidiary of R&B Falcon completed a $250.0 million project financing for the construction of the Deepwater Nautilus. The financing consists of two five-year notes. The first note is for $200.0 million and bears interest at 7.31 percent, with monthly interest and principal payments. The second note is for $50.0 million and bears interest at 9.41 percent, with monthly interest payments and a balloon principal payment which is due at maturity of the loan in May 2005. Both notes are collateralized by the Deepwater Nautilus and drilling contract revenues from such rig and are without recourse to R&B Falcon. At June 30, 2001, approximately $162.7 million and $50.0 million principal amount of these notes was outstanding, respectively. These notes were recorded at fair value on January 31, 2001 as part of the R&B Falcon merger.

     Revolving Credit Agreement and Commercial Paper Program - The Company is a party to a $550.0 million five-year revolving credit agreement (the "Five-Year Revolver") and a $250.0 million 364-day revolving credit agreement (the "364-Day Revolver") with a group of banks led by SunTrust Bank, Atlanta, as agent, dated as of December 29, 2000 (together the "SunTrust Revolving Credit Agreements") under which the Company may borrow or procure credit. On January 4, 2001, borrowings under the Five-Year Revolver were used to repay debt incurred under a $540.0 million revolving credit agreement with a group of banks led by ABN AMRO Bank, NV, as agent. Through June 2001, amounts outstanding under the SunTrust Revolving Credit Agreements bore interest, at the Company's option, at a base rate or LIBOR plus a margin that was fixed at 0.45 percent per annum under the Five-Year Revolver and 0.475 percent per annum under the 364-Day Revolver. Subsequent to June 2001, the margin under the Five-Year Revolver will vary from
0.180 percent to 0.700 percent and the margin on the 364-Day Revolver will vary from 0.190 percent to 0.725 percent depending on the Company's senior unsecured public debt rating. A utilization fee fixed at 0.125 percent per annum during the first six months of 2001, and varying thereafter from 0.075 percent to 0.150 percent, depending on the Company's senior unsecured public debt rating, is payable if amounts outstanding under the Five-Year Revolver or the 364-Day Revolver are greater than $181.5 million or $82.5 million, respectively. The SunTrust Revolving Credit Agreements contain substantially the same restrictive covenants as are contained in the Term Loan Agreement. There were no amounts outstanding under the SunTrust Revolving Credit Agreements as of June 30, 2001.

     On March 29, 2001, the Company established its Commercial Paper Program. The borrowings mature on an overnight to one night basis and the average yield at the end of the quarter ended June 30, 2001 was 4.32 percent. The SunTrust Revolving Credit Agreements provide liquidity for commercial paper borrowings.

     Secured Rig Financing - At June 30, 2001, the Company had outstanding $59.8 million of debt secured by the Trident IX and Trident 16 (the "Secured Rig Financing"). Payments under these financing agreements include an interest component of 7.95 percent for the Trident IX and 7.20 percent for the Trident
16. The Trident IX facility expires in April 2003 while the Trident 16 facility expires in September 2004. The financing arrangements provide for a call right on the part of the Company to repay the financing prior to expiration of their scheduled terms and in some circumstances a put right on the part of the banks to require the Company to repay the financings. Under either circumstance, the Company would retain ownership of the rigs.

     6.9% Notes - At June 30, 2001, the Company had outstanding $13.8 million aggregate principal amount of unsecured 6.9% Notes due February 15, 2004 originally issued in a private placement. The note purchase agreement underlying the 6.9% Notes requires compliance with various restrictive covenants and provisions customary for an agreement of this nature and on substantially the same terms as those under the Term Loan Agreement.

     Redeemed and Repurchased Debt - On March 29, 2001, the Company redeemed all of the approximately $0.4 million principal amount outstanding 8.875% Senior Notes at a price equal to 102.2188 percent of the principal amount together with interest accrued to the redemption date.

     On April 10, 2001, R&B Falcon acquired pursuant to a tender offer all of the approximately $400.0 million principal amount outstanding 11.375% Senior Secured Notes due 2009 of its affiliate, RBF Finance Co., at 122.51 percent of principal amount, or $1,225.10 per $1,000 principal amount, plus accrued and unpaid interest. On April 6, 2001, RBF Finance Co. also redeemed all of the approximately $400.0 million principal amount outstanding 11% Senior Secured Notes due 2006 at 125.282 percent, or $1,252.82 per $1,000 principal amount, plus accrued and unpaid interest, and R&B Falcon redeemed all of the approximately $200.0 million principal amount outstanding 12.25% Senior Notes due 2006 at 130.675 percent or $1,306.75 per $1,000 principal amount, plus accrued and unpaid interest. The Company funded the acquisition and redemptions from the issuance of the 6.625% Notes and 7.5% Notes in April 2001. In the second quarter of 2001, the Company recognized an extraordinary loss, net of tax, of $18.9 million ($0.06 per diluted share) on the early retirement of this debt.

     On March 30, 2001, pursuant to an offer made in connection with the Company's acquisition of R&B Falcon, Cliffs Drilling Company, a wholly owned subsidiary of R&B Falcon ("Cliffs Drilling"), acquired approximately $0.1 million of the 10.25% Senior Notes due 2003 at an amount equal to 101 percent of the principal amount. On May 18, 2001, Cliffs Drilling redeemed all of the approximately $200.0 million principal amount outstanding 10.25% Senior Notes due 2003 at 102.5 percent, or $1,025.00 per $1,000 principal amount, plus interest accrued to the redemption date. As a result, the Company recognized an extraordinary gain, net of tax, of $1.6 million ($0.01 per diluted share) in the second quarter of 2001 relating to the early extinguishment of this debt.

     Depending on market conditions, the Company or its affiliates may seek to repurchase, redeem or otherwise acquire additional debt securities.

     Letters of Credit - The Company had letters of credit outstanding at June 30, 2001 totaling $81.8 million. The total includes a letter of credit relating to the legal dispute with the Indian Customs Department, Mumbai valued at $5.5 million. In addition, the total includes outstanding letters of credit of $54.2 million under a $70.0 million letter of credit facility entered into with three banks. Under this facility, the Company pays letter of credit fees of 1.5 percent per annum and commitment fees of 0.375 percent per annum, respectively. This facility, which matures in April 2004, requires a collateral value ratio of
1.75 times the commitment and is secured by mortgages on five drilling rigs, the J.W. McLean, J.T. Angel, Randolph Yost, D.R. Stewart and George H. Galloway. The remaining letter of credit amount outstanding guarantees various contract bidding and insurance activities.

     ACQUISITIONS AND DISPOSITIONS

     The Company, from time to time, reviews possible acquisitions of businesses and drilling units, and may in the future make significant capital commitments for such purposes. Any such acquisition could involve the payment by the Company of a substantial amount of cash or the issuance of a substantial number of additional ordinary shares or other securities. The Company would likely fund the cash portion of any such acquisition through cash balances on hand, the incurrence of additional debt, sales of assets, ordinary shares or other securities or a combination thereof. In addition, the Company, from time to time, reviews possible dispositions of drilling units.

     In February 2001, Sea Wolf Drilling Limited ("Sea Wolf"), a joint venture in which the Company holds a 25 percent interest, sold two semisubmersible rigs, the Drill Star and Sedco Explorer, to Pride International, Inc. In the first quarter of 2001, the Company recognized the accelerated amortization of the deferred gain related to the Sedco Explorer of $18.5 million which is included in Gain from Sale of Assets. The Company will continue to operate the Drill Star, which has been renamed the Pride North Atlantic, under a bareboat charter agreement until approximately September 2001. The amortization of the Drill Star's deferred gain was accelerated and produced incremental gains totaling $13.7 million and $22.7 million for the three and six months ended June 30, 2001, respectively, which is included as a reduction in operating and maintenance expense, and is expected to produce an estimated $13.5 million gain in the third quarter of 2001. The Company's bareboat charter with Sea Wolf on the Sedco Explorer was terminated effective June 2000.

     During the six months ended June 30, 2001, the Company sold certain non-strategic assets acquired in the R&B Falcon merger and certain other assets held for sale. The Company received net proceeds of approximately $29.2 million. These sales had no material effect on the Company's results of operations.

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

     Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred as other comprehensive income, and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments, which do not qualify as hedges for accounting purposes, are recognized currently based on the change in market value of the derivative instruments. At June 30, 2001, the Company had a $0.5 million unrealized loss related to foreign exchange contracts which is included in Accumulated Other Comprehensive Income in the condensed consolidated balance sheet as of June 30, 2001.

     The Company, from time to time, may use interest rate swap agreements to manage the effect of interest rate changes on future income. Interest rate swaps are designated as a hedge of underlying future interest payments. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. At June 30, 2001, the Company had a $4.0 million unrealized gain related to interest rate swap agreements which is included in Accumulated Other Comprehensive Income in the condensed consolidated balance sheet as of June 30, 2001.

     SHELF REGISTRATION

     In April 2001, the Securities and Exchange Commission ("SEC") declared effective the Company's shelf registration statement on Form S-3 for the proposed offering from time to time of up to $2.0 billion in gross proceeds of senior or subordinated debt securities, preference shares, ordinary shares and warrants to purchase debt securities, preference shares, ordinary shares or other securities.

     In May 2001, under the shelf registration statement, the Company issued $400.0 million aggregate principal amount of 1.5% Convertible Debentures due May 15, 2021.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In  July  2001,  the  Financial  Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated or completed after June 30, 2001 be accounted for using the purchase method of accounting. The statement provides for recognition and measurement of intangible assets separate from goodwill. The Company will adopt SFAS No. 141 as of July 1, 2001. The adoption of the new statement will have no effect on the results of operations or the consolidated financial position of the Company.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets which becomes effective for fiscal years beginning after December 15, 2001. SFAS No. 142 prohibits amortization of goodwill and requires that goodwill be tested for impairment annually. The statement includes specific guidance for testing goodwill impairment. The Company will adopt SFAS No. 142 as of January 1, 2002. Management is evaluating SFAS No. 142 and the impact of implementing the annual goodwill impairment test on the Company's consolidated financial position and results of operations. The Company's consolidated statement of operations for the year ending December 31, 2001 is expected to include approximately $154.4 million of goodwill amortization expense.

FORWARD-LOOKING INFORMATION

     The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that the Company or management "anticipates," "believes," "budgets," "estimates," "expects," "forecasts," "intends," "plans," "predicts," or "projects" a particular result or course of events, or that such result or course of events "could," "might," "may," "scheduled" or "should" occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this quarterly report include, but are not limited to, statements involving payment of severance costs, contract commencements, timing of delivery of drilling units, potential revenues, increased expenses, customer drilling programs, utilization rates, dayrates, planned shipyard projects and associated downtime, deepwater development, planned asset sales, reactivation of stacked units, future labor costs, the Company's other expectations with regard to market outlook, expected capital expenditures, results and effects of legal proceedings, receipt of loss of hire insurance proceeds, liabilities for tax issues, liquidity and the timing and cost of completion of capital projects. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, worldwide demand for oil and gas, uncertainties relating to the level of activity in offshore oil and gas exploration and development, exploration success by producers, oil and gas prices (including U.S. natural gas prices), demand for offshore and inland water rigs, competition and market conditions in the contract drilling industry, our ability to successfully integrate the operations of acquired businesses, delays or terminations of drilling contracts due to a number of events, delays or cost overruns on construction and shipyard projects and possible cancellation of drilling contracts as a result of delays or performance, our ability to enter into and the terms of future contracts, the availability of qualified personnel, labor relations and the outcome of negotiations with unions representing workers, operating hazards, political and other uncertainties inherent in non-U.S. operations (including exchange and currency fluctuations), the impact of governmental laws and regulations, the adequacy of sources of liquidity, the effect of litigation and contingencies and other factors discussed in this quarterly report and in the Company's other filings with the SEC, which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     The Company's exposure to market risk fluctuations in interest rates has changed since December 31, 2000 due to the debt assumed in the R&B Falcon merger, extinguishment of certain R&B Falcon debt and issuance of additional debt and interest rate swap agreements. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Debt." The Company's exposure to market risk for changes in interest rates now relates primarily to the Company's long-term debt obligations.

The table below presents expected cash flows and related weighted-average interest rates expected by maturity dates relating to debt obligations as of June 30, 2001. Weighted-average variable rates are based on estimated LIBOR rates as of June 30, 2001, plus applicable margins. The fair value of fixed rate debt is based on the estimated yield to maturity for each debt issue as of June 30, 2001.

As of June 30, 2001:

                                                  REST OF         EXPECTED MATURITY DATE                              FAIR VALUE
                                                   2001     2002     2003     2004     2005     THEREAFTER     TOTAL    6/30/01
                                                  ------------------------------------------------------------------------------
                                                                    (In millions, except interest rate percentages)

TOTAL DEBT
  Fixed Rate (a)                                   $60.2   $ 62.6   $404.8   $ 57.9   $400.7   $   2,965.0   $3,951.2   $3,661.1
     Average interest rate                           6.7%     6.7%     7.1%     6.4%     7.1%          5.5%       5.9%
  Variable Rate                                        -   $100.0   $150.0   $150.0        -             -   $  400.0   $  400.0
     Average interest rate                             -      4.5%     4.5%     4.5%       -             -        4.5%
  Receive Fixed/Pay Variable Swaps (b)                 -        -        -        -        -   $     700.0   $  700.0   $  695.2
     Average interest rate                             -        -        -        -        -           4.3%       4.3%
  Commercial Paper                                 $60.3        -        -        -        -             -   $   60.3   $   60.3
     Average interest rate                           4.3%       -        -        -        -             -        4.3%

(a) Expected maturity dates are based on the face value of debt and do not reflect fair market value of debt.
(b) The 6.625% Notes are considered variable as a result of the interest rate swaps. See Note 7 of the Condensed Consolidated
Financial  Statements.

FOREIGN EXCHANGE RISK

     The Company's exposure to foreign exchange risk has not materially changed since December 31, 2000. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Derivative Instruments."

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     During 1997, Kvaerner Installasjon a.s ("Kvaerner") in Norway performed modification and refurbishment work on a high-specification semisubmersible drilling rig, the Transocean Leader, and a dispute arose over the amount owed with respect to such work. A letter of credit had been posted pending the resolution of the dispute by agreement between the parties or by final judgment under the Norwegian judicial process. In September 1998, the Company instituted an action in the Norwegian courts alleging that it owed no additional amounts and that the letter of credit should be released. In March 1999, Kvaerner commenced proceedings in the Norwegian courts seeking judgment for approximately $33.0 million plus interest. The Company vigorously denied the material allegations of Kvaerner's petition and the matter was tried before the Norwegian courts during the fourth quarter of 2000. The Company settled the case in June 2001, the terms of which have been reflected in the Company's results of operations for the second quarter of 2001. The settlement did not have a material adverse effect on its business or consolidated financial position.

     The Company is a defendant in Bryant, et al. v. R&B Falcon Drilling USA, Inc., et al. in the United States District Court for the Southern District of Texas, Houston Division. R&B Falcon Drilling USA is a wholly owned indirect subsidiary of R&B Falcon. In this suit, the plaintiffs allege that R&B Falcon
Drilling USA, the Company and a number of other offshore drilling contractors with operations in the U.S. Gulf of Mexico have engaged in a conspiracy to depress wages and benefits paid to certain of their offshore employees. The plaintiffs contend that this alleged conduct violates federal antitrust law and constitutes unfair trade practices and wrongful employment acts under state law. The plaintiffs sought treble damages, attorneys' fees and costs on behalf of themselves and an alleged class of offshore workers, along with an injunction against exchanging certain wage and benefit information with other offshore drilling contractors named as defendants. In May 2001, the Company reached an agreement in principle with the plaintiffs' counsel to settle all claims, pending Court approval of the settlement. In July 2001, before the Court had considered the proposed settlement, the case, along with a number of unrelated cases also pending in the federal court in Galveston, was transferred to a federal judge sitting in Houston as a docket equalization measure. The judge to whom the case was transferred has not yet indicated when he will consider the proposed settlement. The terms of the settlement have been reflected in the Company's results of operations for the first quarter of 2001. The settlement did not have a material adverse effect on its business or consolidated financial position.

     The Company has certain actions or claims pending that have been previously discussed and reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and the Company's other reports filed with the Securities and Exchange Commission. There have been no material developments in these previously reported matters. The Company and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of the Company's business. The Company does not believe that the ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on its business or consolidated financial position.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual General Meeting of Transocean Sedco Forex Inc. on May 11, 2001 there were represented in person or by proxy 270,784,101 shares out of 317,798,910 entitled to vote as of the record date, constituting a quorum.

     The matters submitted to a vote of shareholders were (i) the reelection of Class II Directors as set forth in the Company's Proxy Statement relating to the meeting and (ii) the amendment of the Company's Long-Term Incentive Plan to increase the annual award to continuing outside directors of options to purchase ordinary shares from 4,000 to 6,000. With respect to the election, the following number of votes were cast as to the Class II Director nominees: Richard D. Kinder, 268,532,912 votes for and 2,251,189 votes withheld; Martin B. McNamara, 268,532,219 votes for and 2,251,882 votes withheld; and Alain Roger, 268,416,298 votes for and 2,367,803 votes withheld. There were 2,234,109 abstentions and no broker non-votes in the election of directors. With respect to the amendment to the Company's Long-Term Incentive Plan, 247,331,114 votes were cast for the amendment and 22,255,045 votes were cast against the amendment. There were 1,193,655 abstentions and 4,287 broker non-votes in the vote on the amendment.

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

*3.1 Memorandum of Association of Transocean Sedco Forex Inc., as amended (incorporated by reference to Annex E to the Joint Proxy Statement/Prospectus dated October 30, 2000 included in a 424(b)(3) prospectus filed by the Company on November 1, 2000)

*3.2 Articles of Association of Transocean Sedco Forex Inc., as amended (incorporated by reference to Annex F to the Joint Proxy Statement/Prospectus dated October 30, 2000 included in a 424(b)(3) prospectus filed by the Company on November 1, 2000)

*4.1 Exchange and Registration Rights Agreement dated April 5, 2001 by and between Transocean Sedco Forex Inc. and Goldman, Sachs & Co., as representatives of the initial purchasers (incorporated by reference to the Company's Current Report on Form 8-K dated March 30, 2001)

*4.2 Officers' Certificate of Transocean Sedco Forex Inc. dated April 5, 2001 establishing the form and terms of the 6.625% Notes due 2011 and the 7.5% Notes due 2031 (incorporated by reference to the Company's Current Report on Form 8-K dated March 30, 2001)

*4.3 Fourth Supplemental Indenture dated as of May 11, 2001 between the Company and The Chase Manhattan Bank, as trustee (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

+10.1 Second Amendment to the Amended and Restated Long-Term Incentive Plan of Transocean Sedco Forex Inc., effective May 11, 2001

*  Incorporated  by  reference  as  indicated.
+  Filed herewith.

     (b)  Reports  on  Form  8-K

     The Company filed a Current Report on Form 8-K on April 9, 2001 to disclose certain matters relating to a private placement of $700.0 million in aggregate principal amount of 6.625% Notes and $600.0 million in aggregate principal amount of 7.5% Notes, a Current Report on Form 8-K on April 30, 2001 to report the availability of drilling rig status and contract information as of April 30, 2001, a Current Report on Form 8-K on May 8, 2001 to provide updates regarding the status of two legal proceedings involving the Company, to report the Company's anticipated idle rig days in 2001 and to report the Company's operating results for the first quarter of 2001, a Current Report on Form 8-K on May 9, 2001 to announce the pricing of the $400.0 million in aggregate principal amount of the Company's 1.5% Convertible Debentures, a Current Report on Form 8-K on May 11, 2001 to disclose certain matters relating to the public offering of the 1.5% Convertible Debentures and a Current Report on Form 8-K on June 29, 2001 to report the availability of drilling rig status and contract information as of June 29, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on August 10, 2001.

                                           TRANSOCEAN SEDCO FOREX INC.



                                     By:  /s/  Robert  L.  Long
                                          -------------------------
                                               Robert  L.  Long
                                               Executive Vice President and
                                                Chief Financial Officer
                                               (Principal Financial Officer)



                                     By:  /s/  Ricardo  H.  Rosa
                                          -------------------------
                                               Ricardo H. Rosa
                                               Vice President and Controller
                                               (Principal Accounting Officer)