Form 10-Q
period 2001-09-30
TRANSOCEAN SEDCO FOREX INC
filed 2001-11-13
CIK 1083269

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to _____________.

                        Commission file number 333-75899

                              -------------------

                          TRANSOCEAN SEDCO FOREX INC.
             (Exact name of registrant as specified in its charter)

                              -------------------

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

                               -------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  X   No
                                                    -----    ---
As of October 31, 2001, 318,771,994 ordinary shares, par value $0.01 per share, were outstanding.

================================================================================

                           TRANSOCEAN SEDCO FOREX INC.

                               INDEX TO FORM 10-Q

                         QUARTER  ENDED  SEPTEMBER  30,  2001

                                                                            PAGE
                                                                            ----
PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements  (Unaudited)

Condensed  Consolidated  Statements  of  Operations
     Three and Nine Months Ended September 30, 2001 and 2000                   1

Condensed  Consolidated  Balance  Sheets
     September  30,  2001  and  December  31,  2000                            2

Condensed  Consolidated  Statements  of  Cash  Flows
     Nine  Months  Ended  September  30,  2001  and  2000                      3

Notes  to  Condensed  Consolidated  Financial  Statements                      4

Item  2.  Management's  Discussion  and  Analysis  of  Financial
Condition  and  Results  of  Operations                                       17

Item  3.  Quantitative  and  Qualitative  Disclosures  about  Market Risk     27

PART  II  -  OTHER  INFORMATION
-------------------------------

Item  1.  Legal  Proceedings                                                  28

Item  6.  Exhibits  and  Reports  on  Form  8-K                               29

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


                            TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In millions, except per share data)
                                             (Unaudited)

                                                     Three Months Ended         Nine Months Ended
                                                        September  30,            September  30,
                                                  ------------------------   ----------------------


                                                       2001        2000         2001         2000
                                                  -----------  -----------  -----------  ----------
Operating Revenues                                $    770.2   $    314.5   $  2,072.5   $    914.6
---------------------------------------------------------------------------------------------------
Costs and Expenses
  Operating and maintenance                            418.2        192.2      1,163.5        562.0
  Depreciation                                         125.4         57.7        348.3        173.8
  Goodwill amortization                                 41.7          6.7        113.4         20.0
  General and administrative                            14.5          9.2         43.9         31.6
---------------------------------------------------------------------------------------------------
                                                       599.8        265.8      1,669.1        787.4
---------------------------------------------------------------------------------------------------
Gain from Sale of Assets, net                            9.4         11.3         29.0         13.6
---------------------------------------------------------------------------------------------------
Operating Income                                       179.8         60.0        432.4        140.8
---------------------------------------------------------------------------------------------------
Other Income (Expense), net
  Equity in earnings of joint ventures                   6.3          2.6         12.0          7.6
  Interest income                                        5.5          1.7         13.7          4.6
  Interest expense, net of amounts capitalized         (60.8)        (1.8)      (164.8)        (2.1)
  Other, net                                            (0.5)         0.1         (2.0)         1.3
---------------------------------------------------------------------------------------------------
                                                       (49.5)         2.6       (141.1)        11.4
---------------------------------------------------------------------------------------------------
Income Before Income Taxes, Minority Interest
  and Extraordinary Items                              130.3         62.6        291.3        152.2

Income Tax Expense                                      32.6         14.6         74.9         35.4
Minority Interest                                        0.1          0.1          2.5          0.5
---------------------------------------------------------------------------------------------------
Income Before Extraordinary Items                       97.6         47.9        213.9        116.3

Gain (Loss) on Extraordinary Items, net of tax             -          1.4        (17.3)         1.4
---------------------------------------------------------------------------------------------------

Net Income                                        $     97.6   $     49.3   $    196.6   $    117.7
===================================================================================================

Basic Earnings Per Share
  Income Before Extraordinary Items               $     0.31   $     0.22   $     0.70   $     0.55
  Gain (Loss) on Extraordinary Items, net of tax           -         0.01        (0.06)        0.01
---------------------------------------------------------------------------------------------------

  Net Income                                      $     0.31   $     0.23   $     0.64   $     0.56
===================================================================================================

Diluted Earnings Per Share
  Income Before Extraordinary Items               $     0.30   $     0.22   $     0.69   $     0.55
  Gain (Loss) on Extraordinary Items, net of tax           -         0.01        (0.06)        0.01
---------------------------------------------------------------------------------------------------

  Net Income                                      $     0.30   $     0.23   $     0.63   $     0.56
===================================================================================================

Weighted Average Shares Outstanding
  Basic                                                318.7        210.5        305.2        210.4
---------------------------------------------------------------------------------------------------
  Diluted                                              322.7        212.0        310.7        211.6
---------------------------------------------------------------------------------------------------
Dividends Paid Per Share                          $     0.03   $     0.03   $     0.09   $     0.09
---------------------------------------------------------------------------------------------------



                             See accompanying notes.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)
                                  (Unaudited)

                                                                           September 30,   December 31,
                                                                               2001           2000
                                                                          --------------  -------------
                                     ASSETS
Cash and Cash Equivalents                                                 $        351.0  $        34.5
Accounts Receivable, net of allowance for doubtful accounts of $22.5 and
   $24.3 at September 30, 2001 and December 31, 2000, respectively                 727.4          296.0
Materials and Supplies, net of allowance for obsolescence of $25.5 and
   $23.3 at September 30, 2001 and December 31, 2000, respectively                 157.9           89.5
Deferred Income Taxes                                                               16.0           18.1
Other Current Assets                                                                35.2           10.0
-------------------------------------------------------------------------------------------------------
    Total Current Assets                                                         1,287.5          448.1
-------------------------------------------------------------------------------------------------------

Property and Equipment                                                          10,208.9        6,003.2
Less Accumulated Depreciation                                                    1,608.9        1,308.2
-------------------------------------------------------------------------------------------------------
    Property and Equipment, net                                                  8,600.0        4,695.0
-------------------------------------------------------------------------------------------------------

Goodwill, net                                                                    6,503.3        1,037.9
Investments in and Advances to Joint Ventures                                       36.0          105.9
Other Assets                                                                       441.2           71.9
-------------------------------------------------------------------------------------------------------
    Total Assets                                                          $     16,868.0  $     6,358.8
=======================================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable                                                          $        160.4  $       135.6
Accrued Income Taxes                                                               199.7          113.1
Debt Due Within One Year                                                           135.9           23.1
Other Current Liabilities                                                          342.4          223.4
-------------------------------------------------------------------------------------------------------
    Total Current Liabilities                                                      838.4          495.2
-------------------------------------------------------------------------------------------------------

Long-Term Debt                                                                   4,645.1        1,430.3
Deferred Income Taxes                                                              412.1          359.2
Other Long-Term Liabilities                                                        113.1           70.0
-------------------------------------------------------------------------------------------------------
    Total Long-Term Liabilities                                                  5,170.3        1,859.5
-------------------------------------------------------------------------------------------------------

Commitments and Contingencies

SHAREHOLDERS' EQUITY
  Preference Shares, $0.10 par value; 50,000,000 shares authorized,
    none issued and outstanding                                                        -              -
  Ordinary Shares, $0.01 par value; 800,000,000 shares authorized,
    318,763,744 and 210,710,363 shares issued and outstanding at
    September 30, 2001 and December 31, 2000, respectively                           3.2            2.1
  Additional Paid-in Capital                                                    10,601.8        3,918.7
  Accumulated Other Comprehensive Income                                             3.1
  Retained Earnings                                                                251.2           83.3
-------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                  10,859.3        4,004.1
-------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                            $     16,868.0  $     6,358.8
=======================================================================================================

                            See accompanying notes.

                                          TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (In millions)
                                                           (Unaudited)

                                                                                                      Nine Months Ended
                                                                                                         September 30,
                                                                                             ------------------------------------
                                                                                                     2001              2000
                                                                                             ----------------  ------------------
Cash Flows from Operating Activities
   Net income                                                                                 $         196.6   $         117.7
   Adjustments to reconcile net income to net cash provided by operating activities
Depreciation                                                                                            348.3             173.8
Goodwill amortization                                                                                   113.4              20.0
Deferred income taxes                                                                                   (62.0)             17.0
Equity in earnings of joint ventures                                                                    (12.0)             (7.6)
Net gain from disposal of assets                                                                        (25.9)            (11.5)
Loss on sale of securities                                                                                2.0                 -
Amortization of debt related discounts/premiums, fair value adjustments and issue costs, net             (4.2)              5.7
Deferred income, net                                                                                    (42.8)            (23.7)
Deferred expenses, net                                                                                  (38.1)             (4.8)
Extraordinary (gain) loss on debt extinguishment, net of tax                                             17.3              (1.4)
Other, net                                                                                              (10.3)             (4.3)
Changes in operating assets and liabilities, net of effects from the R&B Falcon merger
Accounts receivable                                                                                    (103.5)            (12.2)
Accounts payable and other current liabilities                                                          (78.7)            (53.5)
Income taxes receivable/payable, net                                                                     75.4             (20.5)
Other current assets                                                                                     (9.2)            (12.7)
--------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                               366.3             182.0
--------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
Capital expenditures                                                                                   (443.1)           (465.6)
Proceeds from sale of coiled tubing drilling services business                                              -              24.9
Proceeds from sale of securities                                                                         17.2                 -
Other proceeds from disposal of assets, net                                                             108.4              48.7
Merger costs paid                                                                                       (24.4)             (2.3)
R&B Falcon cash at acquisition                                                                          264.7                 -
Joint ventures and other investments                                                                     13.0               3.8
--------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                                   (64.2)           (390.5)
--------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
Net proceeds from issuance of debt                                                                    1,693.5             489.1
Early repayments of debt instruments                                                                 (1,458.0)           (233.8)
Net repayments on revolving credit agreements                                                          (180.1)           (153.3)
 Other repayments of debt instruments                                                                   (42.1)            (16.9)
Net proceeds from issuance of ordinary shares under stock-based compensation plans                       29.5              13.8
 Proceeds from issuance of ordinary shares upon exercise of warrants                                     10.6                 -
 Dividends paid                                                                                         (28.6)            (18.9)
    Financing costs                                                                                     (15.7)             (0.6)
     Other, net                                                                                           5.3               0.4
--------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                                14.4              79.8
--------------------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                                    316.5            (128.7)
--------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Period                                                         34.5             165.7
--------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                    $         351.0   $          37.0
===============================================================================================================================

                             See accompanying notes.

                  TRANSOCEAN SEDCO FOREX INC.AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note  1 - Principles  of  Consolidation

     Transocean Sedco Forex Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company") is a leading international provider of offshore and inland marine contract drilling services for oil and gas wells. As of October 31, 2001, the Company owned, had partial ownership interests in or operated 165 mobile offshore and barge drilling units. The Company contracts its drilling rigs, related equipment and work Crews primarily on a dayrate basis to drill oil and gas wells.

     On January 31, 2001, the Company completed a merger transaction ("R&B Falcon merger") with R&B Falcon Corporation ("R&B Falcon"). As a result of the merger, R&B Falcon became an indirect wholly owned subsidiary of the Company. The merger was accounted for as a purchase with the Company as the accounting acquirer.

     The  condensed  consolidated   balance  sheet  as  of  September  30,  2001
represents the consolidated financial position of the merged company. The condensed consolidated statements of operations and cash flows for the nine months ended September 30, 2001 include eight months of operating results and cash flows for R&B Falcon. The condensed consolidated statement of operations for the three months ended September 30, 2001 is that of the merged company. The condensed consolidated balance sheet as of December 31, 2000, the condensed consolidated statements of operations for the three and nine months ended September 30, 2000 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2000 represent the consolidated financial position, cash flows and results of operations of Transocean Sedco Forex Inc. and not those of the merged company. Intercompany transactions and accounts have been eliminated. The equity method of accounting is used for investments in joint ventures owned 50 percent or less and for investments in joint ventures owned 50 percent or more where the Company does not have significant influence or control over the day-to-day operations of the joint venture.

Note  2 - General

     Basis of Consolidation - The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the United
States for complete financial statements. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or for any future period. In connection with the preparation of these financial statements, management was required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent liabilities. Actual results could differ from such estimates. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Supplementary Cash Flow Information - Concurrent with the R&B Falcon merger, the Company removed certain non-strategic assets from the active rig fleet and categorized them as assets held for sale. This was reflected in the condensed consolidated balance sheets as a decrease in Property and Equipment, net of $177.8 million with a corresponding increase in Other Assets.

     In February 2001, the Company received a distribution from a joint venture in the form of marketable securities held for sale valued at $19.9 million. The distribution was reflected in the condensed consolidated balance sheets as an increase in Other Current Assets with a corresponding decrease in Investments in and Advances to Joint Ventures.

     Cash payments for interest and income taxes, net, were $168.7 million and $49.9 million, respectively, for the nine months ended September 30, 2001 and $58.6 million and $38.3 million, respectively, for the nine months ended September 30, 2000.

     Goodwill - The excess of the purchase price over the estimated fair value of net assets acquired is accounted for as goodwill and is amortized on a straight-line basis over 40 years. The amortization period is based on the nature of the offshore drilling industry, long-lived drilling equipment and the long-standing relationships with core customers. Accumulated amortization as of September 30, 2001 and December 31, 2000 was $140.0 million and $26.7 million, respectively. See "- New Accounting Pronouncements."

     Capitalized Interest - Interest costs for the construction and upgrade of qualifying assets are capitalized. The Company capitalized interest costs on construction work in progress of $4.4 million and $34.9 million, respectively, for the three and nine months ended September 30, 2001 and $20.7 million and $66.6 million, respectively, for the corresponding periods of 2000.

     Change in Estimate - As a result of the R&B Falcon merger, the Company conformed its policies relating to estimated rig lives and salvage values.
Estimated useful lives of drilling units now range from 18 to 35 years, reflecting maintenance history and market demand for these drilling units, buildings and improvements from 10 to 30 years and machinery and equipment from four to 12 years. Depreciation expense for the three and nine months ended
September 30, 2001 was reduced by approximately $6 million (net $0.02 per diluted share) and $17 million (net $0.05 per diluted share), respectively, as a result of conforming these policies.

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

     Comprehensive Income - The components of total comprehensive income for the three and nine months ended September 30, 2001 and 2000, respectively, are as follows (in millions):

                                                                Three Months Ended         Nine Months Ended
                                                                    September 30,             September 30,
                                                            --------------------------  -------------------------
                                                                 2001          2000         2001        2000
                                                            -------------  -----------  ------------  -----------
Net income                                                  $       97.6   $      49.3  $     196.6   $     117.7
Unrealized gain (loss) on interest rate hedge transactions          (0.1)            -          3.9             -
Unrealized gain on foreign currency hedge transactions               0.5             -            -             -
Unrealized loss on securities available for sale                    (0.4)            -         (0.8)            -
                                                            -------------  -----------  ------------  -----------
Total comprehensive income                                  $       97.6   $      49.3  $     199.7   $     117.7
                                                            =============  ===========  ============  ===========

     There was no accumulated other comprehensive income as of December 31, 2000. The components of accumulated other comprehensive income as of September 30, 2001 are as follows (in millions):

                                                      September 30,
                                                          2001
                                                     ---------------
Unrealized gain on interest rate hedge transactions  $          3.9
Unrealized loss on securities available for sale               (0.8)
                                                     ---------------
Accumulated other comprehensive income               $          3.1
                                                     ===============

     Segments - The Company's operations have been aggregated into two reportable segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. The Company provides services with different types of drilling equipment in several geographic regions. The location of the Company's operating assets and the allocation of resources to build or upgrade drilling units is determined by the activities and needs of customers. See Note 7.


     Interim Financial Information - The financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair statement of results of operations for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified.

     Derivative Instruments and Hedging Activities - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended in June 1999. The Company adopted SFAS No. 133 as of January 1, 2001. Because of the Company's limited use of derivatives to manage its exposure to fluctuations in foreign currency exchange rates and interest rates, the adoption of the new statement had no effect on the results of operations or the consolidated financial position of the Company. See Note 6.

     New Accounting Pronouncements - In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated or completed after June 30, 2001 be accounted for using the purchase method of accounting. The statement provides for recognition and measurement of intangible assets separate from goodwill. The Company adopted SFAS No. 141 as of July 1, 2001. The adoption of the new statement had no effect on the results of operations or the consolidated financial position of the Company.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which becomes effective for fiscal years beginning after December 15, 2001. SFAS No. 142 prohibits amortization of goodwill and requires that goodwill be tested annually for impairment. The statement also includes specific guidance for testing goodwill impairment. The Company will adopt SFAS No. 142 as of January 1, 2002. Management is currently evaluating SFAS No. 142 and the impact of implementing the annual goodwill impairment test on the Company's consolidated financial position and results of operations. The Company's consolidated statement of operations for the year ending December 31, 2001 is expected to include approximately $154 million of goodwill amortization expense.

     In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of long-lived asset impairment and for the measurement of long-lived assets to be disposed of by sale and the basic requirements of APB No. 30. In addition to these fundamental provisions, SFAS No. 144 provides guidance for determining whether long-lived assets should be tested for impairment and specific criteria for classifying assets to be disposed of as held for sale. The statement is effective for fiscal years beginning after December 15, 2001, and the Company will adopt the new standard as of January 1, 2002. Management does not expect the adoption of this new standard to have a material effect on the Company's consolidated financial position or results of operations.

     Reclassifications - Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.

Note  3  -  Business  Combination

     On January 31, 2001, the Company completed a merger transaction with R&B Falcon in which an indirect wholly owned subsidiary of the Company merged with and into R&B Falcon. As a result of the merger, R&B Falcon common shareholders received 0.5 newly issued ordinary shares of the Company for each R&B Falcon share. The Company issued approximately 106 million ordinary shares in exchange for the issued and outstanding shares of R&B Falcon and assumed warrants and options exercisable for approximately 13 million ordinary shares. The ordinary shares issued in exchange for the issued and outstanding shares of R&B Falcon constituted approximately 33 percent of the Company's outstanding ordinary shares after the merger.

     The Company accounted for the merger using the purchase method of accounting with the Company treated as the accounting acquirer. The purchase price of $6.7 billion is comprised of the calculated market capitalization of the Company's ordinary shares issued at the time of merger with R&B Falcon of $6.1 billion and the estimated fair value of R&B Falcon stock options and warrants at the time of the merger of $0.6 billion. The market capitalization of the Company's ordinary shares issued was calculated using a $57.2313 per share average closing price of the Company's ordinary shares for a period immediately before and after August 21, 2000, the date the merger was announced.

     The purchase price included, at estimated fair value, current assets of $671.4 million, drilling and other property and equipment of $4,063.3 million, other assets of $161.7 million and the assumption of current liabilities of $341.5 million, other net long-term liabilities of $187.1 million, minority interest of $102.6 million and long-term debt of $3,205.8 million. The excess of the purchase price over the estimated fair value of net assets acquired was $5,578.0 million, which has been accounted for as goodwill and is being amortized on a straight-line basis over 40 years. See Note 2.

     In conjunction with the R&B Falcon merger, the Company established a liability of $15.9 million for the estimated severance related costs associated with the involuntary termination of 569 R&B Falcon employees pursuant to management's plan to consolidate operations and administrative functions post-merger. Included in the 569 planned involuntary terminations were 387 employees engaged in the Company's land and barge drilling business in Venezuela. The Company has suspended active marketing efforts to divest this business and, as a result, the estimated liability was adjusted by $4.3 million in the third quarter of 2001 with an offset to goodwill. Through September 30, 2001, approximately $11 million in severance related costs have been paid to 170 employees whose positions were eliminated as a result of the consolidation of operations and administrative functions post-merger. The Company anticipates that substantially all of the remaining amounts will be paid by the end of 2001.

     Unaudited pro forma combined operating results of the Company and R&B Falcon assuming the merger was completed as of January 1, 2001 and 2000, respectively, are as follows (in millions, except per share data):

                                                Nine Months Ended
                                                  September 30,
                                               2001          2000
                                          ------------   -------------
Operating revenues                        $    2,198.4   $    1,648.0
Operating income                                 431.9           79.8
Income (loss) from continuing operations         199.6          (37.7)
Basic earnings (loss) per share                   0.63          (0.24)
Diluted earnings (loss) per share                 0.62          (0.24)

     The pro forma information includes adjustments for additional depreciation based on the fair market value of the drilling and other property and equipment acquired, amortization of goodwill arising from the transaction, increased interest expense for debt assumed in the merger and related adjustments for income taxes. The pro forma information is not necessarily indicative of the results of operations had the transaction been effected on the assumed dates or the results of operations for any future periods.

Note  4 - Upgrade  and  Expansion  of  Drilling  Fleet

     Capital expenditures, including capitalized interest, totaled approximately $443 million during the nine months ended September 30, 2001 and include approximately $39 million, $40 million, $169 million and $23 million spent on the construction of the Sedco Express, Sedco Energy, Deepwater Horizon and Cajun Express, respectively. A substantial majority of the capital expenditures is related to the International and U.S. Floater Contract Drilling Services segment.

Note  5  -  Debt

     Debt  is  comprised  of  the  following  (in  millions):

                                                      September 30,  December 31,
                                                          2001           2000
                                                      -------------  -------------
6.625% Notes, due April 2011                          $       747.3  $           -
7.5% Notes, due April 2031                                    597.3              -
Zero Coupon Convertible Debentures(1), due May 2020           508.5          497.7
Term Loan Agreement                                           400.0          400.0
1.5% Convertible Debentures, due May 2021                     400.0              -
6.75% Senior Notes, due April 2005                            354.9              -
9.5% Senior Notes, due December 2008                          349.8              -
6.95% Senior Notes, due April 2008                            252.3              -
6.5% Senior Notes, due April 2003                             251.3              -
7.375% Senior Notes, due April 2018                           250.5              -
8.00% Debentures, due April 2027                              197.9          197.9
Nautilus Class A1 Notes                                       152.1              -
9.125% Senior Notes, due December 2003                        106.3              -
7.45% Notes, due April 2027                                    94.3           94.1
Secured Rig Financing                                          55.3           68.6
Nautilus Class A2 Notes, due May 2005                          52.6              -
6.9% Notes                                                     10.6           14.9
ABN Revolving Credit Agreement                                    -          180.1
Other                                                             -            0.1
                                                      -------------  -------------
Total Debt                                                  4,781.0        1,453.4
Less Debt Due Within One Year                                 135.9           23.1
                                                      -------------  -------------
Total Long-Term Debt                                  $     4,645.1  $     1,430.3
                                                      =============  =============
(1)   Net of unamortized discount and issue costs.

Expected maturity of the face value of the Company's debt is as follows (in millions):

             Twelve Months Ended
                  September 30,
             -------------------
2002              $        135.9
2003                       200.5
2004                       565.4
2005                        68.6
2006                       400.0
Thereafter               3,665.0
             -------------------
Total             $      5,035.4
             ===================

     6.625% Notes and 7.5% Notes - In April 2001, the Company issued $700.0 million aggregate principal amount of 6.625% Notes due April 15, 2011 and $600.0 million aggregate principal amount of 7.5% Notes due April 15, 2031. Interest on these notes is payable on April 15 and October 15 of each year. The 6.625% Notes and the 7.5% Notes are redeemable at the option of the Company at a make-whole premium with present values calculated using a discount rate equal to the then-prevailing yield of U.S. Treasury notes for a corresponding remaining period plus 25 basis points and 35 basis points, respectively. The fair value of the 6.625% Notes and 7.5% Notes as of September 30, 2001 was approximately $685 million and $575 million, respectively, based on the estimated yield to maturity as of that date. The Company entered into interest rate swaps relating to the 6.625% Notes and 7.5% Notes. See Note 6.

     The indenture and supplemental indentures pursuant to which the 6.625% Notes and the 7.5% Notes, as well as the 1.5% Convertible Debentures, the Zero Coupon Convertible Debentures, the 7.45% Notes and the 8.00% Debentures described below, were issued impose restrictions on certain actions by the Company, including creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions.

     1.5% Convertible Debentures - In May 2001, the Company issued $400.0 million aggregate principal amount of 1.5% Convertible Debentures due May 2021. Interest is payable on May 15 and November 15 of each year. The Company has the right to redeem the debentures after five years for a price equal to 100 percent of the principal amount plus interest accrued up to but not including the redemption date. Each holder has the right to require the Company to repurchase the debentures after five, ten and fifteen years at 100 percent of the principal amount plus accrued interest up to and including the repurchase date. The Company may pay this repurchase price with either cash or ordinary shares or a combination of cash and ordinary shares. The debentures are convertible into ordinary shares of the Company at the option of the holder at any time at a ratio of 13.8627 shares per $1,000 principal amount debenture, subject to adjustments if certain events take place, if the closing sale price per ordinary share exceeds 110 percent of the conversion price for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the conversion date or if other specified conditions are met. The fair value of the 1.5% Convertible Debentures as of September 30, 2001 was approximately $338 million based on the estimated yield to maturity as of that date.

     Zero Coupon Convertible Debentures - In May 2000, the Company issued Zero Coupon Convertible Debentures due May 2020 with a face value at maturity of $865.0 million. The debentures were issued at a price to the public of $579.12 per debenture and accrue original issue discount at a rate of 2.75 percent per annum compounded semiannually to reach a face value at maturity of $1,000 per debenture. The Company will pay no interest on the debentures prior to maturity and has the right to redeem the debentures after three years for a price equal to the issuance price plus accrued original issue discount to the date of redemption. Each holder has the right to require the Company to repurchase the debentures on the third, eighth and thirteenth anniversary of issuance at the issuance price plus accrued original issue discount to the date of repurchase. The Company may pay this repurchase price with either cash or ordinary shares or a combination of cash and ordinary shares. The debentures are convertible into ordinary shares of the Company at the option of the holder at any time at a ratio of 8.1566 shares per debenture subject to adjustments if certain events take place. The fair value of the Zero Coupon Convertible Debentures as of September 30, 2001 was approximately $502 million based on the estimated yield to maturity as of that date.

     Term Loan Agreement - The Company is a party to a $400.0 million unsecured five-year term loan agreement with a group of banks led by SunTrust Bank, Atlanta, as agent, dated as of December 16, 1999. Amounts outstanding under the Term Loan Agreement bear interest at the Company's option, at a base rate or London Interbank Offered Rate ("LIBOR") plus a margin (0.70 percent per annum at September 30, 2001) that varies depending on the Company's senior unsecured public debt rating. No principal payments are required for the first two years, and the Company may prepay some or all of the debt at any time without premium or penalty at the end of an interest period. The Term Loan Agreement requires compliance with various restrictive covenants and provisions customary for an agreement of this nature including an interest coverage ratio of not less than 3 to 1, a leverage ratio of not greater than 40 percent and limitations on mergers and sale of substantially all assets, creating liens, incurring debt, transactions with affiliates and sale/leaseback transactions. The carrying value of borrowings under the Term Loan Agreement approximates fair value.

     6.5%, 6.75%, 6.95% and 7.375% Senior Notes - In April 1998, R&B Falcon issued 6.5% Senior Notes, 6.75% Senior Notes, 6.95% Senior Notes and 7.375% Senior Notes with an aggregate principal amount of $1.1 billion. Interest on these notes is payable on April 15 and October 15 of each year. These notes have maturity dates of April 2003, April 2005, April 2008 and April 2018, respectively. The 6.75% Senior Notes, 6.95% Senior Notes and 7.375% Senior Notes are redeemable at the option of R&B Falcon at a make-whole premium with present values calculated using a discount rate equal to the then-prevailing yield of U.S. Treasury notes for a corresponding remaining term plus 20 basis points for the 6.75% Senior Notes and 6.95% Senior Notes and 25 basis points for the 7.375% Senior Notes. The 6.5% Senior Notes are not redeemable at the option of R&B Falcon. At September 30, 2001, approximately $250 million, $350 million, $250 million and $250 million principal amount of these notes was outstanding, respectively. These notes were recorded at fair value on January 31, 2001 as part of the R&B Falcon merger. The fair value of the 6.5%, 6.75%, 6.95% and 7.375% Senior Notes as of September 30, 2001 was approximately $256 million, $360 million, $256 million and $241 million, respectively, based on the estimated yield to maturity as of that date.

     9.125% and 9.5% Senior Notes - In December 1998, R&B Falcon issued 9.125% Senior Notes and 9.5% Senior Notes with an aggregate principal amount of $400.0 million. Interest on these notes is payable on June 15 and December 15 of each year. These notes have maturity dates of December 2003 and December 2008, respectively. These notes are redeemable at the option of R&B Falcon at a make-whole premium with present values calculated using a discount rate equal to the then-prevailing yield of U.S. Treasury notes for a corresponding remaining term plus 50 basis points. At September 30, 2001, approximately $100 million and $300 million principal amount of these notes was outstanding, respectively. These notes were recorded at fair value on January 31, 2001 as part of the R&B Falcon merger. The fair value of the 9.125% and 9.5% Senior Notes as of
September 30, 2001 was approximately $109 million and $350 million, respectively, based on the estimated yield to maturity as of that date.

     The indentures pursuant to which the 6.5% Senior Notes, 6.75% Senior Notes, 6.95% Senior Notes, 7.375% Senior Notes, 9.125% Senior Notes and 9.5% Senior Notes were issued impose restrictions on certain actions by R&B Falcon, including creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions. In addition, the indenture pursuant to which the 9.125% Senior Notes and 9.5% Senior Notes were issued imposes restrictions on the incurrence of additional indebtedness and the payment of dividends and other restricted payments by R&B Falcon. However, these restrictions are suspended during the period that these notes are rated as investment grade.

     7.45% Notes and 8.00% Debentures - In April 1997, the Company issued $100.0 million aggregate principal amount of 7.45% Notes due April 15, 2027 and $200.0 million aggregate principal amount of 8.00% Debentures due April 15, 2027. Interest on these notes is payable on April 15 and October 15 of each year. Holders of the 7.45% Notes may elect to have all or any portion of the 7.45% Notes repaid on April 15, 2007 at 100 percent of the principal amount. The 7.45% Notes, at any time after April 15, 2007, and the 8.00% Debentures, at any time, are redeemable at the Company's option at a make-whole premium with present values calculated using a discount rate equal to the then-prevailing yield of U.S. Treasury notes for a corresponding remaining term plus 20 basis points. The fair value of the 7.45% Notes and 8.00% Debentures as of September 30, 2001 was approximately $94 million and $202 million, respectively, based on the estimated yield to maturity as of that date.

     Nautilus Class A1 and A2 Notes - In August 1999, a subsidiary of R&B Falcon completed a $250.0 million project financing for the construction of the Deepwater Nautilus which consisted of two five-year notes. The first note with an original principal amount of $200.0 million bears interest at 7.31 percent, with monthly interest and principal payments, and matures in May 2005. The second note with a principal amount of $50.0 million bears interest at 9.41 percent, with monthly interest payments and a balloon principal payment which is due at maturity in May 2005. Both notes are collateralized by the Deepwater Nautilus and drilling contract revenues from such rig and are without recourse to R&B Falcon. At September 30, 2001, approximately $154 million and $50 million principal amount of these notes was outstanding, respectively. These notes were recorded at fair value on January 31, 2001 as part of the R&B Falcon merger. The fair value of the Nautilus Class A1 and A2 Notes as of September 30, 2001 was approximately $174 million and $57 million, respectively, based on the estimated yield to maturity as of that date.

     Revolving Credit Agreement and Commercial Paper Program - The Company is a party to a $550.0 million five-year revolving credit agreement (the "Five-Year Revolver") and a $250.0 million 364-day revolving credit agreement (the "364-Day Revolver") with a group of banks led by SunTrust Bank, Atlanta, as agent, dated as of December 29, 2000 (together the "SunTrust Revolving Credit Agreements") under which the Company may borrow or procure credit. At September 30, 2001, amounts outstanding under the SunTrust Revolving Credit Agreements bore interest, at the Company's option, at a base rate or LIBOR plus a margin of 0.45 percent per annum under the Five-Year Revolver and 0.475 percent per annum under the 364-Day Revolver. The margin under the Five-Year Revolver will vary from
0.180 percent to 0.700 percent and the margin on the 364-Day Revolver will vary from 0.190 percent to 0.725 percent depending on the Company's senior unsecured public debt rating. A utilization fee varying from 0.075 percent to 0.150 percent, depending on the Company's senior unsecured public debt rating, is payable if amounts outstanding under the Five-Year Revolver or the 364-Day Revolver are greater than $181.5 million or $82.5 million, respectively. The SunTrust Revolving Credit Agreements contain substantially the same restrictive covenants as are contained in the Term Loan Agreement. There were no amounts outstanding under the SunTrust Revolving Credit Agreements as of September 30, 2001.

     On March 29, 2001, the Company established its Commercial Paper Program. Borrowings of $60.3 million outstanding at June 30, 2001 were repaid during the third quarter of 2001 and there were no borrowings outstanding as of September 30, 2001. The SunTrust Revolving Credit Agreements provide liquidity for commercial paper borrowings.

     Secured Rig Financing - At September 30, 2001, the Company had outstanding $55.3 million of debt secured by the Trident IX and Trident 16. Payments under these financing agreements include an interest component of 7.95 percent for the Trident IX and 7.20 percent for the Trident 16. The Trident IX facility expires in April 2003 while the Trident 16 facility expires in September 2004. The financing arrangements provide for a call right on the part of the Company to repay the financing prior to expiration of their scheduled terms and in some circumstances a put right on the part of the banks to require the Company to repay the financings. Under either circumstance, the Company would retain ownership of the rigs. The fair value of the Secured Rig Financing as of September 30, 2001 was approximately $62 million based on the estimated yield to maturity as of that date.

     6.9% Notes - At September 30, 2001, the Company had outstanding $11.5 million aggregate principal amount of unsecured 6.9% Notes due February 15, 2004 originally issued in a private placement. The note purchase agreement underlying the 6.9% Notes requires compliance with various restrictive covenants and provisions customary for an agreement of this nature and on substantially the same terms as those under the Term Loan Agreement. The fair value of the 6.9% Notes as of September 30, 2001 was approximately $13 million based on the estimated yield to maturity as of that date.

     Redeemed and Repurchased Debt - On March 29, 2001, the Company redeemed all of the approximately $0.4 million principal amount outstanding 8.875% Senior Notes at a price equal to 102.2188 percent of the principal amount together with interest accrued to the redemption date.

     On April 10, 2001, R&B Falcon acquired, pursuant to a tender offer, all of the approximately $400 million principal amount outstanding 11.375% Senior Secured Notes due 2009 of its affiliate, RBF Finance Co., at 122.51 percent of principal amount, or $1,225.10 per $1,000 principal amount, plus accrued and unpaid interest. On April 6, 2001, RBF Finance Co. also redeemed all of the approximately $400 million principal amount outstanding 11% Senior Secured Notes due 2006 at 125.282 percent, or $1,252.82 per $1,000 principal amount, plus accrued and unpaid interest, and R&B Falcon redeemed all of the approximately $200 million principal amount outstanding 12.25% Senior Notes due 2006 at
130.675 percent or $1,306.75 per $1,000 principal amount, plus accrued and unpaid interest. The Company funded the redemption from the issuance of the 6.625% Notes and 7.5% Notes in April 2001. In the second quarter of 2001, the Company recognized an extraordinary loss, net of tax, of $18.9 million ($0.06 per diluted share) on the early retirement of this debt.

     On March 30, 2001, pursuant to an offer made in connection with the Company's acquisition of R&B Falcon, Cliffs Drilling Company, a wholly owned subsidiary of R&B Falcon ("Cliffs Drilling"), acquired approximately $0.1 million of the 10.25% Senior Notes due 2003 at an amount equal to 101 percent of the principal amount. On May 18, 2001, Cliffs Drilling redeemed all of the approximately $200 million principal amount outstanding 10.25% Senior Notes due 2003, at 102.5 percent, or $1,025 per $1,000 principal amount, plus interest accrued to the redemption date. As a result, the Company recognized an extraordinary gain, net of tax, of $1.6 million ($0.01 per diluted share) in the second quarter of 2001 relating to the early extinguishment of this debt.

Note  6  -  Financial  Instruments

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

     On January 10, 2001, the Company entered into foreign currency forward contracts in conjunction with the settlement agreement dated January 4, 2001, with DCN International ("DCN") relating to disputes between a subsidiary of the Company and DCN with respect to construction of the Sedco Express and Sedco
Energy. The forward contracts were designated as a hedge of the payable to DCN of 150 million French francs (approximately $21 million), of which 75 million was paid on June 28, 2001 and 75 million was paid on September 27, 2001. The objective of the hedge transactions was to hedge the variability in the forecasted cash flow due to the French franc currency risk. No ineffectiveness occurred as the notional amount and the maturity dates of the forward contracts coincided with the payable balance and due dates, respectively. Over the life of the hedge, interest expense has been reflected in earnings based on the implied interest rate included in the forward contract; other changes in the fair value of the forward contracts relate to the remeasurement of the payable at the monthly accounting rate and have been recorded in earnings as the payable and related forward contract settled. There is no remaining balance included as a component of Accumulated Other Comprehensive Income in the condensed consolidated balance sheet as of September 30, 2001. A pre-tax loss of $0.2 million and $0.4 million, respectively, was recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2001.

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

     In March 2001, the Company entered into interest rate swap agreements relating to the anticipated private placement of $700.0 million aggregate principal amount of 6.625% Notes due April 15, 2011 and $600.0 million aggregate principal amount of 7.5% Notes due April 15, 2031 in the notional amounts of $200.0 million and $400.0 million, respectively. The objective of each transaction was to hedge a portion of the forecasted payments of interest resulting from the anticipated issuance of fixed rate debt. Under each forward start date interest swap, the Company paid a LIBOR swap rate and received the floating rate of three-month LIBOR. Hedge effectiveness was assessed by the dollar-offset method by comparing the changes in expected cash flows from the hedges with the change in the LIBOR swap rates. No ineffectiveness occurred as changes in the expected payment under the forward start date swaps were highly effective in offsetting changes in the expected fair value of the debt cash flows due to changes in the LIBOR swap rates. The hedge transactions were closed out on March 30, 2001. The unrealized gain on the hedge transactions ($3.9 million as of September 30, 2001) is a component of Accumulated Other Comprehensive Income in the condensed consolidated balance sheet as of September 30, 2001 and had no material effect on the results of operations for the three or nine months ended September 30, 2001. This unrealized gain is being recognized as a reduction of interest expense over the life of the 7.5% Notes beginning in April 2001. Over the next 12-month period, the amount of gain to be recognized will be approximately $0.3 million.

     In June 2001, the Company entered into interest rate swap agreements with a group of banks relating to the issuance of the $700.0 million aggregate principal amount of 6.625% Notes due April 15, 2011. The objective of each transaction is to protect the debt against changes in fair value due to changes in the benchmark interest rate. Under each interest rate swap, the Company receives the fixed rate equal to the coupon of the hedged item and pays the floating rate (LIBOR) plus a weighted-average spread of 49.56 basis points, which is designated the benchmark interest rate, on October 15 and April 15 of each year until maturity on April 15, 2011. The hedge is considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rate over its term. As a result, the shortcut method applies and there is no need to periodically reassess the effectiveness of the hedge during the term of the swaps. At September 30, 2001, the fair value of the interest rate swap agreements was approximately $51 million. This has been reflected in the condensed consolidated balance sheets as an increase in Other Assets with a corresponding increase in Long-Term Debt.

Note  7  -  Segments

     Prior to the R&B Falcon merger, the Company operated in one industry segment. As a result of acquiring shallow and inland water drilling units in the R&B Falcon merger, the Company's operations have been aggregated into two reportable segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. The International and U.S. Floater Contract Drilling Services segment consists of high-specification floaters (drillships and semisubmersibles), other floaters, non-U.S. jackups, other mobile offshore and land drilling units, other assets used in support of offshore drilling activities and other offshore support services. The Gulf of Mexico Shallow and Inland Water segment consists of the Gulf of Mexico jackups and submersible drilling rigs and the U.S. inland drilling barges. The Company provides services with different types of drilling equipment in several geographic regions. The location of the Company's rigs and the allocation of resources to build or upgrade rigs is determined by the activities and needs of customers.

     Operating revenues and income before income taxes, minority interest and extraordinary items by segment are as follows (in millions):

                                                                  Three Months Ended          Nine Months Ended
                                                                     September 30,               September 30,
                                                                   2001          2000         2001          2000
                                                               ------------  -----------  ------------  ------------
Operating Revenues
   International and U.S. Floater Contract Drilling Services   $     655.0   $     314.5  $   1,742.6   $     914.6
   Gulf of Mexico Shallow and Inland Water                           115.2             -        336.1             -
   Elimination of intersegment revenues                                  -             -         (6.2)            -
                                                               ------------  -----------  ------------  ------------
       Total Operating Revenues                                $     770.2   $     314.5  $   2,072.5   $     914.6
                                                               ------------  -----------  ------------  ------------

Income Before Income Taxes, Minority Interest and
 Extraordinary Items
   International and U.S. Floater Contract Drilling Services   $     192.3   $      62.6  $     429.1   $     152.2
   Gulf of Mexico Shallow and Inland Water                             2.0             -         47.2             -
                                                               ------------  ------------ ------------  ------------
                                                                     194.3          62.6        476.3         152.2
Unallocated general and administrative expense                       (14.5)            -        (43.9)            -
Unallocated other income (expense)                                   (49.5)            -       (141.1)            -
                                                                -----------   -----------  ------------  -----------
   Total Income Before Income Taxes, Minority Interest
     and Extraordinary Items                                   $     130.3   $      62.6  $     291.3   $     152.2
                                                               ============  ============ ============  ============

Total assets by segment are as follows (in millions):

                                                              September 30,   December 31,
                                                                   2001           2000
                                                              -------------  -------------
   International and U.S. Floater Contract Drilling Services  $    14,028.9  $     6,358.8
   Gulf of Mexico Shallow and Inland Water                          2,743.3              -
   Unallocated Corporate                                               95.8              -
                                                              -------------  -------------
       Total Assets                                           $    16,868.0  $     6,358.8
                                                              =============  =============

     Prior to the R&B Falcon merger on January 31, 2001, the Company operated in one industry segment and, as such, there were no unallocated assets or income items for periods prior to the merger.

Note  8  -  Asset  Dispositions

     In February 2001, Sea Wolf Drilling Limited ("Sea Wolf"), a joint venture in which the Company holds a 25 percent interest, sold two semisubmersible rigs, the Drill Star and Sedco Explorer, to Pride International, Inc. In the first quarter of 2001, the Company recognized accelerated amortization of the deferred gain related to the Sedco Explorer of $18.5 million which is included in Gain from Sale of Assets. The Company continued to operate the Drill Star, which has been renamed the Pride North Atlantic, under a bareboat charter agreement until October 2001 at which time the rig was returned to its owner. The amortization of the Drill Star's deferred gain was accelerated and produced incremental gains totaling $13.6 million and $36.3 million for the three and nine months ended September 30, 2001, respectively, which is included as a reduction in operating and maintenance expense. No additional deferred gain will be recognized in the fourth quarter of 2001. The Company's bareboat charter with Sea Wolf on the Sedco Explorer was terminated effective June 2000.

     During the nine months ended September 30, 2001, the Company sold certain non-strategic assets acquired in the R&B Falcon merger and certain other assets held for sale. The Company received net proceeds of approximately $108 million. These sales resulted in a net after-tax gain of $7.5 million ($0.02 per diluted share) for the three and nine months ended September 30, 2001.

     In July 2000, the Company sold a semisubmersible, the Transocean Discoverer. Net proceeds from the sale of the rig, which had been idle in the U.K. sector of the North Sea since February 2000, totaled $42.7 million and resulted in a net after-tax gain of $9.4 million, or $0.04 per diluted share.

     In February 2000, the Company sold its coiled tubing drilling services business to Schlumberger Limited. The net proceeds from the sale were $24.9 million and no gain or loss was recognized on the sale. The Company's interest in its Transocean-Nabors Drilling Technology LLC and DeepVision LLC joint ventures were excluded from the sale.

Note  9  -  Earnings  Per  Share

     The  reconciliation  of  the  numerator  and   denominator   used  for  the
computation of basic and diluted earnings per share is as follows (in millions, except per share data):

                                                              Three Months Ended          Nine Months Ended
                                                                  September 30,             September 30,
                                                           ------------------------  --------------------------

                                                               2001         2000          2001         2000
                                                           -----------  -----------  ------------  ------------
Income Before Extraordinary Items                          $      97.6  $      47.9  $     213.9   $      116.3
Gain (Loss) on Extraordinary Items, net of tax                       -          1.4        (17.3)           1.4
                                                           -----------  -----------  ------------  ------------
Net Income                                                 $      97.6  $      49.3  $     196.6   $      117.7
                                                           ===========  ===========  ============  ============

Weighted Average Shares Outstanding
      Shares for basic earnings per share                        318.7        210.5        305.2          210.4
      Effect of dilutive securities:
         Employee stock options and unvested stock grants          2.2          1.5          3.1            1.2
         Warrants to purchase ordinary shares                      1.8            -          2.4              -
                                                           -----------  -----------  ------------  ------------
Adjusted weighted-average shares and assumed
   conversions for diluted earnings per share                    322.7        212.0        310.7          211.6
                                                           ===========  ===========  ============  ============

Basic Earnings Per Share
Income Before Extraordinary Items                          $      0.31  $      0.22  $      0.70   $       0.55
Gain (Loss) on Extraordinary Items, net of tax                       -         0.01        (0.06)          0.01
                                                           -----------  -----------  ------------  ------------
Net Income                                                 $      0.31  $      0.23  $      0.64   $       0.56
                                                           ===========  ===========  ============  ============

Diluted Earnings Per Share
 Income Before Extraordinary Items                         $      0.30  $      0.22  $      0.69   $       0.55
 Gain (Loss) on Extraordinary Items, net of tax                      -         0.01        (0.06)          0.01
                                                           -----------  -----------  ------------  ------------
Net Income                                                 $      0.30  $      0.23  $      0.63   $       0.56
                                                           ===========  ===========  ============  ============

     Ordinary shares subject to issuance pursuant to the conversion features of the convertible debentures (see Note 5) are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share because the effect of including those shares is anti-dilutive.

Note  10  -  Contingencies

     Litigation - In 1990 and 1991, two of the Company's subsidiaries were served with various assessments collectively valued at approximately $7 million from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services. The Company believes that neither subsidiary is liable for the taxes and has contested the assessments in the Brazilian administrative and court systems. In October 2001, the Brazil Supreme Court rejected the Company's appeal of an adverse lower court's ruling with respect to a June 1991 assessment, which was valued at approximately $6 million. The Company is challenging the assessment in a separate proceeding which is currently at the trial court level. A disputed August 1990 assessment is pending before the Brazil Supreme Court. The Company also received an adverse ruling from the Taxpayer's Council in connection with an October 1990 assessment and is appealing the ruling. If the Company's defenses are ultimately unsuccessful, the Company believes that the Brazilian government-controlled oil company, Petrobras, has a contractual obligation to reimburse the Company for municipal tax payments required to be paid by them. The Company does not expect the liability, if any, resulting from these assessments to have a material adverse effect on its business or consolidated financial position.

     The Indian Customs Department, Mumbai, filed a "show cause notice" against a subsidiary of the Company and various third parties in July 1999. The show cause notice alleged that the initial entry into India in 1988 and other subsequent movements of the Trident II jackup rig operated by the subsidiary constituted imports and exports for which proper customs procedures were not followed and sought payment of customs duties of approximately $31 million based on an alleged 1998 rig value of $49 million, with interest and penalties, and confiscation of the rig. In January 2000, the Customs Department issued its order, which found that the Company had imported the rig improperly and intentionally concealed the import from the authorities, and directed the Company to pay a redemption fee of approximately $3 million for the rig in lieu of confiscation and to pay penalties of approximately $1 million in addition to the amount of customs duties owed. In February 2000, the Company filed an appeal with the Customs, Excise and Gold (Control) Appellate Tribunal ("CEGAT") together with an application to have the confiscation of the rig stayed pending the outcome of the appeal. In March 2000, the CEGAT ruled on the stay application, directing that the confiscation be stayed pending the appeal. The CEGAT issued its opinion on the Company's appeal on February 2, 2001, and while it found that the rig was imported in 1988 without proper documentation or payment of duties, the redemption fee and penalties were reduced to less than $0.1 million in view of the ambiguity surrounding the import practice at the time and the lack of intentional concealment by the Company. The CEGAT further sustained the Company's position regarding the value of the rig at the time of import as $13 million and ruled that subsequent movements of the rig were not liable to import documentation or duties in view of the prevailing practice of the Customs Department, thus limiting the Company's exposure as to custom duties to approximately $6 million. Following the CEGAT order, the Company tendered payment of redemption, penalty and duty in the amount specified by the order by offset against a $0.6 million deposit and $10.7 million guarantee previously made by the Company. The Customs Department attempted to draw the entire guarantee, alleging the actual duty payable is approximately $22 million based on an interpretation of the CEGAT order that the Company strongly believes is incorrect. This action was stopped by an interim ruling of the High Court, Mumbai on writ petition filed by the Company. Both the Department and the Company filed appeals with the Supreme Court of India against the order of the CEGAT, and both appeals have been admitted. The Company has also applied for an expedited hearing and is awaiting a ruling by the Supreme Court on this application. The Company and its customer have agreed to pursue the issuance of documentation from the Ministry of Petroleum that, if accepted by the Department, would reduce the duty to nil. The agreement further provides that if this reduction is not obtained by December 31, 2001, the customer will pay the duty up to a limit of $7.7 million. The Company does not expect, in any event, that the ultimate liability, if any, resulting from the matter will have a material adverse effect on its business or consolidated financial position.

     The Company is a defendant in Bryant, et al. v. R&B Falcon Drilling USA, Inc., et al. in the United States District Court for the Southern District of Texas, Houston Division. R&B Falcon Drilling USA is a wholly owned indirect subsidiary of R&B Falcon. In this suit, the plaintiffs allege that R&B Falcon
Drilling USA, the Company and a number of other offshore drilling contractors with operations in the U.S. Gulf of Mexico have engaged in a conspiracy to depress wages and benefits paid to certain of their offshore employees. The plaintiffs contend that this alleged conduct violates federal antitrust law and constitutes unfair trade practices and wrongful employment acts under state law. The plaintiffs sought treble damages, attorneys' fees and costs on behalf of themselves and an alleged class of offshore workers, along with an injunction against exchanging certain wage and benefit information with other offshore drilling contractors named as defendants. In May 2001, the Company reached an agreement in principle with the plaintiffs' counsel to settle all claims, pending Court approval of the settlement. In July 2001, before the Court had considered the proposed settlement, the case, along with a number of unrelated cases also pending in the federal court in Galveston, was transferred to a federal judge sitting in Houston as a docket equalization measure. The judge has granted preliminary approval of the proposed settlement, and the parties are in the process of notifying class members. The terms of the settlement have been reflected in the Company's results of operations for the first quarter of 2001. The settlement did not have a material adverse effect on its business or consolidated financial position.

     In October 2001, the Company was notified by the U.S. Environmental Protection Agency ("EPA") that the EPA had identified a subsidiary of the Company as a potentially responsible party in connection with the Palmer Barge Line superfund site located in Port Arthur, Jefferson County, Texas. The EPA has not yet provided substantive information to the Company relating to the extent of the pollution at the site, the remediation costs incurred to date or future estimated remediation costs. The Company does not know a this time how many other potentially responsible parties have been identified by the EPA. The
Company  continues  to  investigate  the  matter.

     The Company has certain actions or claims pending that have been previously discussed and reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and the Company's other reports filed with the Securities and Exchange Commission. There have been no material developments in these previously reported matters. The Company and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of the Company's business. The Company does not believe that the ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on its business or consolidated financial position.

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

     Letters of Credit and Surety Bonds - The Company had letters of credit outstanding at September 30, 2001 totaling $91.7 million. The total includes outstanding letters of credit of $56.1 million under a $70.0 million letter of credit facility entered into with three banks. Under this facility, the Company pays letter of credit fees of 1.5 percent per annum and commitment fees of 0.375 percent per annum, respectively. This facility, which matures in April 2004, requires a collateral value ratio of 1.75 times the commitment and is secured by mortgages on five drilling units, the J.W. McLean, J.T. Angel, Randolph Yost, D.R. Stewart and George H. Galloway. The remaining letter of credit amount outstanding guarantees various contract bidding and insurance activities.

     As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

Overview

     Transocean Sedco Forex Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company", "we", "us" or "our") is a leading international provider of offshore and inland marine contract drilling services for oil and gas wells. As of October 31, 2001, we owned, had partial ownership interests in or operated 165 mobile offshore and barge drilling units. Our active fleet consists of 31 high-specification floaters, 31 other floaters, 54 jackup rigs, 35 drilling barges, five tenders and three submersible drilling rigs. In addition, the fleet includes three mobile offshore production units, one multi-purpose service vessel and two platform drilling rigs. We also have a fleet of land and barge drilling rigs in Venezuela consisting of eight wholly owned and two partially owned land rigs and three lake barges. We contract our drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells.

     On January 31, 2001, we completed a merger transaction ("R&B Falcon merger") with R&B Falcon Corporation ("R&B Falcon"). As a result of the merger, R&B Falcon became our indirect wholly owned subsidiary. The merger was accounted for as a purchase and we were the accounting acquirer. The condensed consolidated financial statements for the nine months ended September 30, 2001 include eight months of operating results and cash flows for R&B Falcon.

     Prior to the R&B Falcon merger, we operated in one industry segment. As a result of acquiring shallow and inland water drilling units in the R&B Falcon merger, our operations have been aggregated into two reportable segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. The International and U.S. Floater Contract Drilling Services segment consists of high-specification floaters (drillships and semisubmersibles), other floaters, non-U.S. jackups, other mobile offshore and land drilling units, other assets used in support of offshore drilling activities and other offshore support services. The Gulf of Mexico Shallow and Inland Water segment consists of the Gulf of Mexico jackups and submersible drilling rigs and the U.S. inland drilling barges.

Operating  Results

Quarter  ended  September  30, 2001 compared to Quarter ended September 30, 2000

     Operating revenues for the three months ended September 30, 2001 were $770.2 million compared to $314.5 million for the same period in 2000. International and U.S. Floater Contract Drilling Services operating revenues were $655.0 million for the three months ended September 30, 2001 compared to $314.5 million for the same period in 2000, an increase of $340.5 million, or 108 percent. The increase relates to R&B Falcon operations of $225.4 million since the R&B Falcon merger, $58.6 million in revenues from four rigs placed into service subsequent to September 30, 2000 and one rig placed into service during September 2000, recognition of $10.7 million related to a loss of hire claim for an incident that occurred in November 2000 and increased utilization. The Gulf of Mexico Shallow and Inland Water operating revenues of $115.2 million were attributable to operations acquired in the R&B Falcon merger.

     Operating and maintenance expense for the three months ended September 30, 2001 was $418.2 million compared to $192.2 million for the same period in 2000. International and U.S. Floater Contract Drilling Services operating expenses were $341.6 million for the three months ended September 30, 2001 compared to $192.2 million for the same period in 2000, an increase of $149.4 million, or 78 percent. The increase was primarily a result of the R&B Falcon merger, the activation of five newbuild drilling units since the third quarter of 2000 and one rig that was placed into service during September 2000 offset by $13.6 million related to accelerated amortization of the deferred gain on the Pride North Atlantic (formerly the Drill Star) during the three months ended September 30, 2001. See "-Liquidity and Capital Resources-Acquisitions and Dispositions." The Gulf of Mexico Shallow and Inland Water operating expenses of $76.6 million resulted from operations acquired in the R&B Falcon merger. A large portion of our operating and maintenance expense consists of employee-related costs and is fixed or only semi-variable. Accordingly, operating and maintenance expense does not vary in direct proportion to activity.

     Depreciation expense was $125.4 million for the three months ended September 30, 2001 compared to $57.7 million for the same period in 2000. International and U.S. Floater Contract Drilling Services depreciation expense was $99.9 million for the three months ended September 30, 2001 compared to $57.7 million for the same period in 2000, an increase of $42.2 million, or 73 percent. The increase was primarily due to depreciation expense for the rigs acquired in the R&B Falcon merger and depreciation expense in 2001 for six newbuild drilling units placed into service since the second quarter of 2000. This increase was partially offset by a reduction of approximately $6 million (net $0.02 per diluted share) for the three months ended September 30, 2001 as a result of conforming our policies related to estimated rig lives in conjunction with the R&B Falcon merger. The Gulf of Mexico Shallow and Inland Water depreciation expense of $25.5 million resulted from rigs acquired in the R&B Falcon merger.

     Goodwill amortization expense was $41.7 million for the three months ended September 30, 2001 compared to $6.7 million for the same period in 2000. International and U.S. Floater Contract Drilling Services amortization expense was $30.5 million for the three months ended September 30, 2001 compared to $6.7 million for the same period in 2000. This increase of $23.8 million, or 355 percent, was due to additional goodwill amortization expense resulting from the R&B Falcon merger. The Gulf of Mexico Shallow and Inland Water goodwill amortization expense of $11.2 million resulted from the R&B Falcon merger. See "- New Accounting Pronouncements."

     General and administrative expense for the three months ended September 30, 2001 was $14.5 million compared to $9.2 million for the same period in 2000, an increase of $5.3 million, or 58 percent. The increase is primarily attributable to the R&B Falcon merger and reflects the costs to manage a larger and more complex organization.

     During the three months ended September 30, 2001, we recognized a pre-tax gain of $9.5 million primarily related to the sale of two Nigerian-based land rigs and the disposal of an inland drilling barge. See "-Liquidity and Capital Resources-Acquisitions and Dispositions." During the three months ended September 30, 2000, we recognized a pre-tax gain of $11.2 million on the sale of two drilling rigs, the semisubmersible Transocean Discoverer and the multi-purpose service vessel Mr. John.

     Other expense was $49.5 million for the three months ended September 30, 2001 compared to other income of $2.6 million for the same period in 2000, a decrease in other income of $52.1 million. Interest expense, net of amounts capitalized, was $60.8 million and $1.8 million for the three months ended September 30, 2001 and 2000, respectively. Total interest expense was $65.2 million for the three months ended September 30, 2001 compared to $22.5 million for the same period in 2000, an increase of $42.7 million, or 190 percent. The increase during 2001 was due to higher debt levels arising from the additional debt assumed in the R&B Falcon merger and borrowings to complete newbuild construction projects. Total interest capitalized relating to construction projects was $4.4 million for the three months ended September 30, 2001 compared to $20.7 million for the same period in 2000, a decrease of $16.3 million, or 79 percent, resulting from the completion of six rigs since the second quarter of 2000. Equity in earnings of joint ventures increased $3.7 million for the three months ended September 30, 2001 due primarily to equity in earnings of joint ventures acquired in the R&B Falcon merger. Interest income was $5.5 million for the three months ended September 30, 2001 compared to $1.7 million for the same period in 2000, an increase of $3.8 million, or 224 percent. The increase is primarily due to interest earned on secured contingent notes acquired as part of the R&B Falcon merger and higher average cash balances for the three months ended September 30, 2001 compared to the same period in 2000.

     Provision for income taxes for the three months ended September 30, 2001 was $32.6 million compared to $14.6 million for the same period in 2000. We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes.

     During the three months ended September 30, 2000, we recognized a $1.4 million extraordinary gain, net of tax, related to the early extinguishment of certain debt.

     Nine months ended September 30, 2001 compared to Nine months ended September 30, 2000

     Operating revenues for the nine months ended September 30, 2001 were $2,072.5 million compared to $914.6 million for the same period in 2000. International and U.S. Floater Contract Drilling Services operating revenues were $1,742.6 million for the nine months ended September 30, 2001 compared to $914.6 million for the same period in 2000, an increase of $828.0 million, or 91 percent. The increase relates to R&B Falcon operations of $595.1 million since the R&B Falcon merger, $162.4 million in revenues from four rigs placed into service subsequent to September 30, 2000 and one rig placed into service during September 2000, recognition of $10.7 million related to a loss of hire claim for an incident that occurred in November 2000 and increased utilization. Revenues for the nine months ended September 30, 2000 included a cash settlement of $25.1 million relating to an agreement with a unit of BP to cancel the remaining 14 months of firm contract time on the semisubmersible Transocean Amirante. The Gulf of Mexico Shallow and Inland Water operating revenues of $329.9 million were attributable to operations acquired in the R&B Falcon merger.

     Operating and maintenance expense for the nine months ended September 30, 2001 was $1,163.5 million compared to $562.0 million for the same period in 2000. International and U.S. Floater Contract Drilling Services operating expenses were $975.8 million for the nine months ended September 30, 2001 compared to $562.0 million for the same period in 2000, an increase of $413.8 million, or 74 percent. The increase was primarily a result of the R&B Falcon merger, the activation of five newbuild drilling units since the third quarter of 2000 and one rig that was placed into service during September 2000, offset by $36.3 million related to accelerated amortization of the deferred gain on the Pride North Atlantic (formerly the Drill Star) during the nine months ended September 30, 2001. See "-Liquidity and Capital Resources-Acquisitions and Dispositions." The Gulf of Mexico Shallow and Inland Water operating expenses of $187.7 million resulted from operations acquired in the R&B Falcon merger. A large portion of our operating and maintenance expense consists of employee-related costs and is fixed or only semi-variable. Accordingly, operating and maintenance expense does not vary in direct proportion to activity.

     Depreciation expense was $348.3 million for the nine months ended September 30, 2001 compared to $173.8 million for the same period in 2000. International and U.S. Floater Contract Drilling Services depreciation expense was $277.3 million for the nine months ended September 30, 2001 compared to $173.8 million for the same period in 2000, an increase of $103.5 million, or 60 percent. The increase was primarily due to depreciation expense for the rigs acquired in the R&B Falcon merger and depreciation expense in 2001 for six newbuild drilling units placed into service since the second quarter of 2000. This increase was partially offset by a reduction of approximately $17 million (net $0.05 per diluted share) for the nine months ended September 30, 2001 as a result of conforming our policies related to estimated rig lives in conjunction with the R&B Falcon merger. The Gulf of Mexico Shallow and Inland Water depreciation expense of $71.0 million resulted from rigs acquired in the R&B Falcon merger.

     Goodwill amortization expense was $113.4 million for the nine months ended September 30, 2001 compared to $20.0 million for the same period in 2000. International and U.S. Floater Contract Drilling Services amortization expense was $83.6 million for the nine months ended September 30, 2001 compared to $20.0 million for the same period in 2000. This increase of $63.6 million, or 318 percent, was due to additional goodwill amortization expense resulting from the R&B Falcon merger. The Gulf of Mexico Shallow and Inland Water goodwill amortization expense of $29.8 million resulted from the R&B Falcon merger. See "- New Accounting Pronouncements."

     General and administrative expense for the nine months ended September 30, 2001 was $43.9 million compared to $31.6 million for the same period in 2000, an increase of $12.3 million, or 39 percent. The increase is primarily attributable to the R&B Falcon merger and reflects the costs to manage a larger and more complex organization.

     During the nine months ended September 30, 2001, we recognized $18.5 million related to accelerated amortization of the deferred gain on the sale of the Sedco Explorer. In addition, we recognized a pre-tax gain of $9.5 million primarily related to the sale of two Nigerian-based land rigs and the disposal of an inland drilling barge during the nine months ended September 30, 2001. See "-Liquidity and Capital Resources-Acquisitions and Dispositions." During the nine months ended September 30, 2000, we recognized a pre-tax gain of $12.9 million on the sale of three units, the semisubmersible Transocean Discoverer, the multi-purpose service vessel Mr. John and the tender Searex V.

     Other expense was $141.1 million for the nine months ended September 30, 2001 compared to other income of $11.4 million for the same period in 2000, a decrease in other income of $152.5 million. Interest expense, net of amounts capitalized, was $164.8 million and $2.1 million for the nine months ended September 30, 2001 and 2000, respectively. Total interest expense was $199.7 million for the nine months ended September 30, 2001 compared to $68.7 million for the same period in 2000, an increase of $131.0 million, or 191 percent. The increase during 2001 was due to higher debt levels arising from the additional debt assumed in the R&B Falcon merger and borrowings to complete newbuild construction projects. Total interest capitalized relating to construction projects was $34.9 million for the nine months ended September 30, 2001 compared to $66.6 million for the same period in 2000, a decrease of $31.7 million, or 48 percent, resulting from the completion of six rigs since the second quarter of 2000. Equity in earnings of joint ventures increased $4.4 million for the three months ended September 30, 2001 due primarily to equity in earnings of joint ventures acquired in the R&B Falcon merger. Interest income was $13.7 million for the nine months ended September 30, 2001 compared to $4.6 million for the same period in 2000, an increase of $9.1 million, or 198 percent. The increase is primarily due to interest earned on secured contingent notes acquired as part of the R&B Falcon merger and higher average cash balances for the nine months ended September 30, 2001 compared to the same period in 2000.

     Provision for income taxes for the nine months ended September 30, 2001 was $74.9 million compared to $35.4 million for the same period in 2000. We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes.

     During the nine months ended September 30, 2001, we recognized a $17.3 million extraordinary loss, net of tax, related to the early extinguishment of certain debt. See "-Liquidity and Capital Resources-Debt." During the nine months ended September 30, 2000, we recognized a $1.4 million extraordinary gain, net of tax, related to the early extinguishment of certain debt.

Financial  Condition

     September 30, 2001 compared to December 31, 2000

     Total assets at September 30, 2001 were $16.9 billion compared to $6.4 billion at December 31, 2000. International and U.S. Floater Contract Drilling Services assets were $14.0 billion at September 30, 2001 compared to $6.4 billion at December 31, 2000, an increase of $7.6 billion, or 119 percent. The increase was primarily due to the addition of R&B Falcon's assets at fair value on January 31, 2001 and goodwill related to the R&B Falcon merger. The increase in Gulf of Mexico Shallow and Inland Water assets to $2.7 billion was primarily due to the addition of R&B Falcon's assets at fair value on January 31, 2001 and goodwill related to the R&B Falcon merger.

Restructuring  Charges

     In conjunction with the R&B Falcon merger, we established a liability of $15.9 million for the estimated severance related costs associated with the involuntary termination of 569 R&B Falcon employees pursuant to management's plan to consolidate operations and administrative functions post-merger. Included in the 569 planned involuntary terminations were 387 employees engaged in our land and barge drilling business in Venezuela. We have suspended active marketing efforts to divest this business and, as a result, the estimated liability was adjusted by $4.3 million in the third quarter of 2001 with an offset to goodwill. Through September 30, 2001, approximately $11 million in severance related costs have been paid to 170 employees whose positions were eliminated as a result of the consolidation of operations and administrative functions post-merger. We anticipate that substantially all of the remaining amounts will be paid by the end of 2001.

Outlook

     Fleet utilization within our International and U.S. Floater Contract Drilling Services business segment was down slightly during the third quarter of 2001, although we saw improving average dayrates within the segment. While there was some decline in world crude oil prices during the most recent quarter, prices remained at levels sufficient to support demand similar to that experienced in the second quarter of 2001. However, the recent decline in U.S. natural gas prices has led to a fairly abrupt decline in our Gulf of Mexico
Shallow and Inland Water business segment activity, where both utilization and average dayrates are down. The decline has been particularly acute in the segment's jackup and submersible fleet. Pro forma utilization and average dayrate information noted below have been calculated based on the combined fleet of Transocean Sedco Forex and R&B Falcon for the three months ended September 30, 2000.

     Within our International and U.S. Floater Contract Drilling Services business, segment fleet utilization for the third quarter of 2001 was 81 percent compared to 82 percent during the second quarter of 2001 and a pro forma 82 percent during the third quarter of 2000. Utilization of our high-specification floaters (drillships and semisubmersibles) for the most recent quarter was 87 percent compared to utilization of 86 percent for the second quarter of 2001. Utilization for the other floaters and non-U.S. jackups during the three months ended September 30, 2001 was 82 percent and 84 percent, respectively, compared to utilization of 84 percent and 85 percent, respectively, during the second quarter of 2001. Average dayrates within this segment during the most recent quarter were $86,600 compared to $82,000 during the second quarter of 2001 and a pro forma average of $69,000 during the third quarter of 2000. Average dayrates for our high-specification floaters, other floaters and non-U.S. jackups during the third quarter of 2001 were $144,500, $66,600 and $49,200, respectively, compared to $141,600, $62,600 and $44,100, respectively, during the second quarter of 2001.

     Within our Gulf of Mexico Shallow and Inland Water business, segment fleet utilization for the third quarter of 2001 was 63 percent compared to 71 percent during the second quarter of 2001 and a pro forma 58 percent during the third quarter of 2000. Utilization for our jackups and submersibles included in this segment was 52 percent during the three months ended September 30, 2001, while the inland barge utilization was 75 percent. During the second quarter of 2001, jackup and submersible utilization was 72 percent and inland drilling barge utilization was 71 percent. Average dayrates within this segment during the most recent quarter were $30,000 compared to $31,800 during the second quarter of 2001 and a pro forma average of $23,500 during the third quarter of 2000. Average dayrates during the third quarter of 2001 for the segment's jackups and submersibles were $37,700 and $24,400 for the inland drilling barges. These dayrates compare to $39,800 and $23,100, respectively, for the second quarter of 2001.

     Scheduled maintenance and repairs affected our utilization during the third quarter of 2001, as we experienced approximately 350 days of planned shipyard time (excluding the newbuild rig under construction). However, we expect to have less than 200 days of planned shipyard time during the fourth quarter. Three newbuild rigs were placed into service during the second quarter of 2001, and our last remaining newbuild of the current construction program, the Deepwater Horizon, was placed into service during September 2001.

     We expect the general trend of relatively stable utilization and average dayrates in our International and U.S. Floater Contract Drilling Services segment to continue in the near term although activity is directly dependent upon crude oil prices. The market for deepwater drilling rigs remains stable at present but rig farmout activity continues from exploration and production companies with existing deepwater rig contracts as these companies re-evaluate near-term deepwater drilling equipment requirements. This process could negatively affect future deepwater rig utilization and average dayrates. We believe that activity in our Gulf of Mexico Shallow and Inland Water segment will not improve significantly until greater confidence returns for near-term improvement in U.S. natural gas prices. Demand is particularly soft for our jackups and we expect a further weakening in utilization and average dayrates in this business segment. While we believe the very recent improvement in these prices and the decline in U.S. natural gas production levels are encouraging and expect the market to recover somewhat in 2002, there can be no assurance of a recovery in this market.

     The contract drilling market historically has been highly competitive and cyclical, and we are unable to predict the extent to which current market conditions will continue. A decline in oil or gas prices could reduce demand for our contract drilling services and adversely affect both utilization and dayrates.

     We also continue to experience technical difficulties with some of our newbuild rigs. Technical and engineering challenges associated with the equipment and software systems of these rigs were expected, and we believe that we are adequately prepared to successfully deal with these issues as they arise. However, operational difficulties with these newbuilds can adversely affect results of operations and lead to disputes with clients.

     We are experiencing higher levels of expenses during 2001 compared to 2000 due to a variety of factors, including, but not limited to, those described in this paragraph. After completion of our last remaining major construction project during the third quarter of 2001, interest expense has increased as interest on the projects completed this year is no longer capitalized. Also, the 2001 planned shipyard maintenance and upgrade projects are resulting in increased expenses during 2001. We also replaced previous employment agreements with certain executives which contained change in control provisions that had been triggered by the Sedco Forex Holdings Limited merger. These new agreements will require us to recognize approximately $6 million in additional compensation expense during 2001 (approximately $2 million per quarter).

     We are proceeding with plans to sell a number of assets (see "-Liquidity and Capital Resources-Acquisitions and Dispositions"), although the recent downturn in the U.S. natural gas market and the general market uncertainty has affected our efforts. These asset sales will be dependent upon obtaining an acceptable sale price, and we will not conclude all sales in the current year. We have suspended active marketing efforts to divest our land and barge drilling business in Venezuela until such time as we believe an acceptable price may be obtained. We currently expect the total proceeds of these sales, including the Venezuela business, to be between $400 million and $500 million (including $108.4 million of proceeds received through September 30, 2001). Most of these assets identified for sale were marked to fair value on our books in connection with the R&B Falcon merger pursuant to purchase accounting rules and we do not expect sales of those assets to have a material effect on our results of operations. However, the actual proceeds may differ substantially from our expectations, which may have a material effect on our results of operations. We may decide to discontinue our sales effort.

     As of October 29, 2001, approximately 87 percent of our International and U.S. Floater Contract Drilling Services segment fleet days were committed for the remainder of 2001 and approximately 51 percent for the year 2002. For our Gulf of Mexico Shallow and Inland Water segment, which has traditionally operated under short-term contracts, committed fleet days were approximately 25 percent for the remainder of 2001 and approximately three percent for the year 2002.

Liquidity  And  Capital  Resources

     Sources  and  Uses  of  Cash

     Cash flows provided by operations were $366.3 million for the nine months ended September 30, 2001, compared to $182.0 million for the same period in 2000, an increase of $184.3 million. Cash flows from net income items were $201.4 million higher and cash used for working capital items was $17.1 million higher for the nine months ended September 30, 2001 as compared to the same period in 2000.

     Cash flows used in investing activities were $64.2 million for the nine months ended September 30, 2001, compared to $390.5 million for the same period in 2000, a decrease of $326.3 million. During 2001, we received cash in connection with the R&B Falcon merger of $264.7 million. No such amounts were received during 2000. Capital expenditures relating to rig construction and upgrade projects decreased by $22.5 million and we paid merger costs related to the R&B Falcon merger of $24.4 million in 2001. We also received net proceeds of $17.2 million from the sale of securities and proceeds from the disposal of assets was $108.4 million in 2001. During the first nine months of 2000, we received net proceeds of $24.9 million from the sale of our coiled tubing drilling services business and $42.7 million on the sale of the semisubmersible, Transocean Discoverer.

     Cash flows provided by financing activities were $14.4 million for the nine months ended September 30, 2001, compared to $79.8 million for the same period in 2000, a decrease of $65.4 million. During 2001, we had an increase in net repayments under our revolving credit agreements of $26.8 million, early repayments of debt instruments of $1,458.0 million and net proceeds from other debt of $1,693.5 million primarily due to the issuance of the 6.625% Notes, 7.5% Notes and 1.5% Convertible Debentures in the second quarter of 2001. During the first nine months of 2000, we had net proceeds from other debt of $489.1 million from the issuance of the zero coupon convertible debentures partially offset by the $153.3 million repayment of our revolving credit agreement and by the $233.8 million early repayment on our secured loan agreement.

     Capital  Expenditures

     Capital expenditures, including capitalized interest, totaled $443 million during the nine months ended September 30, 2001. During 2001, we expect to spend approximately $544 million on our existing fleet, expanded corporate infrastructure, completion of major construction projects, major upgrades to the Discoverer 534 and Sedco 710 and the conversion of the Sedco 135D to an offshore production facility. We currently expect to spend approximately $175 to $225 million in 2002 on our existing fleet, corporate infrastructure and major upgrades. A substantial majority of the capital expenditures is related to the International and U.S. Floater Contract Drilling Services segment.

     The   following  table   summarizes   projected   expenditures   (including
capitalized interest) during the remainder of 2001 for our major construction projects.

                                          Expenditures -             Projected              Projected
                                        Nine Months Ended          Expenditures -         Recorded Value
                                       September 30, 2001        Remainder of 2001         At Completion
---------------------------------------------------------------------------------------------------------
(In millions)

Sedco Express                            $        39                $      9                  $    396
Sedco Energy                                      40                       5                       398
Cajun Express                                     23                       4                       327
Discoverer Deep Seas                              11                       5                       317
Deepwater Horizon                                169                      13                       364
---------------------------------------------------------------------------------------------------------
                                         $       282                $     36                  $  1,802
=========================================================================================================

     The Sedco Express was placed into service in April 2001. In February 2001, a unit of TotalFinaElf terminated the six-year contract for the Sedco Express in light of the rig's delayed delivery beyond December 28, 2000. The rig is expected to begin a four-month contract with a unit of BP in the Middle East in the fourth quarter of 2001. The Sedco Energy arrived in Brazil in April 2001 and began a 42-month contract with ChevronTexaco in May 2001. The Cajun Express was delivered in April 2001, when it began an 18-month contract with Marathon in the U.S. Gulf of Mexico. In July 2001, Marathon terminated the 18-month contract for the Cajun Express allegedly because of downtime relating to equipment performance. The Cajun Express is currently operating under a four-month contract with Ocean Energy in the U.S. Gulf of Mexico. The Discoverer Deep Seas was delivered early in the first quarter of 2001, when it began a five-year contract with ChevronTexaco in the U.S. Gulf of Mexico. The Deepwater Horizon was placed into service in September 2001 when it began a three-year contract with a unit of BP in the U.S. Gulf of Mexico.

     We intend to fund the cash requirements relating to our capital expenditures through available cash balances, borrowings under the SunTrust Revolving Credit Agreements and the Commercial Paper Program referred to below and other commercial bank or capital market financings.

     Debt

     6.625% Notes and 7.5% Notes - In April 2001, we issued $700.0 million aggregate principal amount of 6.625% Notes due April 15, 2011 and $600.0 million aggregate principal amount of 7.5% Notes due April 15, 2031. Interest is payable on April 15 and October 15 of each year. We used the net proceeds of $1,293.5 million to redeem the 11% Secured Notes and the 12.25% Senior Notes and to fund the tender offer for the 11.375% Secured Notes. The 6.625% Notes and the 7.5% Notes are redeemable at our option at a make-whole premium with present values calculated using a discount rate equal to the then-prevailing yield of U.S. Treasury notes for a corresponding remaining period plus 25 basis points and 35 basis points, respectively. We entered into interest rate swaps relating to the 6.625% Notes and 7.5% Notes. See Note 6 of the Condensed Consolidated Financial Statements.

     The indenture and supplemental indentures pursuant to which the 6.625% Notes and the 7.5% Notes, as well as the 1.5% Convertible Debentures, the Zero Coupon Convertible Debentures, the 7.45% Notes and the 8.00% Debentures described below, were issued impose restrictions on certain actions by us, including creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions.

     1.5% Convertible Debentures - In May 2001, we issued $400.0 million aggregate principal amount of 1.5% Convertible Debentures due May 2021. Interest is payable on May 15 and November 15 of each year. We used the net proceeds of $400.0 million to redeem the 10.25% Senior Notes and to repay a portion of borrowings outstanding under the Commercial Paper Program. We have the right to redeem the debentures after five years for a price equal to 100 percent of the principal amount plus interest accrued up to but not including the redemption date. Each holder has the right to require us to repurchase the debentures after five, ten and fifteen years at 100 percent of the principal amount plus accrued interest up to and including the repurchase date. We may pay this repurchase price with either cash or ordinary shares or a combination of cash and ordinary shares. The debentures are convertible into our ordinary shares at the option of the holder at any time at a ratio of 13.8627 shares per $1,000 principal amount debenture, subject to adjustments if certain events take place, if the closing sale price per ordinary share exceeds 110 percent of the conversion price for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the conversion date or if other specified conditions are met.

     Zero Coupon Convertible Debentures - In May 2000, we issued Zero Coupon Convertible Debentures due May 2020 with a face value at maturity of $865.0 million. The debentures were issued at a price to the public of $579.12 per debenture and accrue original issue discount at a rate of 2.75 percent per annum compounded semiannually to reach a face value at maturity of $1,000 per debenture. We will pay no interest on the debentures prior to maturity and have the right to redeem the debentures after three years for a price equal to the issuance price plus accrued original issue discount to the date of redemption. Each holder has the right to require us to repurchase the debentures on the third, eighth and thirteenth anniversary of issuance at the issuance price plus accrued original issue discount to the date of repurchase. We may pay this repurchase price with either cash or ordinary shares or a combination of cash and ordinary shares. The debentures are convertible into our ordinary shares at the option of the holder at any time at a ratio of 8.1566 shares per debenture subject to adjustments if certain events take place.

     Term Loan Agreement - We are a party to a $400.0 million unsecured five-year term loan agreement with a group of banks led by SunTrust Bank, Atlanta, as agent, dated as of December 16, 1999. Amounts outstanding under the Term Loan Agreement bear interest at our option, at a base rate or London Interbank Offered Rate ("LIBOR") plus a margin (0.70 percent per annum at September 30, 2001) that varies depending on our senior unsecured public debt rating. No principal payments are required for the first two years, and we may prepay some or all of the debt at any time without premium or penalty at the end of an interest period. The Term Loan Agreement requires compliance with various restrictive covenants and provisions customary for an agreement of this nature including an interest coverage ratio of not less than 3 to 1, a leverage ratio of not greater than 40 percent and limitations on mergers and sale of substantially all assets, creating liens, incurring debt, transactions with affiliates and sale/leaseback transactions.

     6.5%, 6.75%, 6.95% and 7.375% Senior Notes - In April 1998, R&B Falcon issued 6.5% Senior Notes, 6.75% Senior Notes, 6.95% Senior Notes and 7.375% Senior Notes with an aggregate principal amount of $1.1 billion. Interest on these notes is payable on April 15 and October 15 of each year. These notes have maturity dates of April 2003, April 2005, April 2008 and April 2018, respectively. The 6.75% Senior Notes, the 6.95% Senior Notes and the 7.375% Senior Notes are redeemable at the option of R&B Falcon at a make-whole premium with present values calculated using a discount rate equal to the then-prevailing yield of U.S. treasury notes for a corresponding remaining term plus 20 basis points for the 6.75% Senior Notes and the 6.95% Senior Notes and 25 basis points for the 7.375% Senior Notes. The 6.5% Senior Notes are not redeemable at the option of R&B Falcon. At September 30, 2001, approximately $250 million, $350 million, $250 million and $250 million principal amount of these notes was outstanding, respectively. These notes were recorded at fair value on January 31, 2001 as part of the R&B Falcon merger.

     9.125% and 9.5% - Senior Notes In December 1998, R&B Falcon issued 9.125% Senior Notes and 9.5% Senior Notes with an aggregate principal amount of $400.0 million. Interest on these notes is payable on June 15 and December 15 of each year. These notes have maturity dates of December 2003 and December 2008, respectively. These notes are redeemable at the option of R&B Falcon at a make-whole premium with present values calculated using a discount rate equal to the then-prevailing yield of U.S. Treasury notes for a corresponding remaining term plus 50 basis points. At September 30, 2001, approximately $100 million and $300 million principal amount of these notes was outstanding, respectively. These notes were recorded at fair value on January 31, 2001 as part of the R&B Falcon merger.

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


     7.45% Notes and 8.00% Debentures - In April 1997, we issued $100.0 million aggregate principal amount of 7.45% Notes due April 15, 2027 and $200.0 million aggregate principal amount of 8.00% Debentures due April 15, 2027. Holders of the 7.45% Notes may elect to have all or any portion of the 7.45% Notes repaid on April 15, 2007 at 100 percent of the principal amount. The 7.45% Notes, at any time after April 15, 2007, and the 8.00% Debentures, at any time, are redeemable at our option at a make-whole premium with present values calculated using a discount rate equal to the then-prevailing yield of U.S. Treasury notes for a corresponding remaining term plus 20 basis points. Interest is payable on April 15 and October 15 of each year.

     Nautilus Class A1 and A2 Notes - In August 1999, a subsidiary of R&B Falcon completed a $250.0 million project financing for the construction of the Deepwater Nautilus which consisted of two five-year notes. The first note with an original principal amount of $200.0 million bears interest at 7.31 percent, with monthly interest and principal payments, and matures in May 2005. The second note with a principal amount of $50.0 million bears interest at 9.41 percent, with monthly interest payments and a balloon principal payment which is due at maturity in May 2005. Both notes are collateralized by the Deepwater Nautilus and drilling contract revenues from such rig and are without recourse to R&B Falcon. At September 30, 2001, approximately $154 million and $50 million principal amount of these notes was outstanding, respectively. These notes were recorded at fair value on January 31, 2001 as part of the R&B Falcon merger.

     Revolving Credit Agreement and Commercial Paper Program - We are a party to a $550.0 million five-year revolving credit agreement (the "Five-Year Revolver") and a $250.0 million 364-day revolving credit agreement (the "364-Day Revolver") with a group of banks led by SunTrust Bank, Atlanta, as agent, dated as of December 29, 2000 (together the "SunTrust Revolving Credit Agreements") under which we may borrow or procure credit. At September 30, 2001, amounts outstanding under the SunTrust Revolving Credit Agreements bore interest, at our option, at a base rate or LIBOR plus a margin of 0.45 percent per annum under the Five-Year Revolver and 0.475 percent per annum under the 364-Day Revolver. The margin under the Five-Year Revolver will vary from 0.180 percent to 0.700 percent and the margin on the 364-Day Revolver will vary from 0.190 percent to
0.725 percent depending on our senior unsecured public debt rating. A utilization fee varying from 0.075 percent to 0.150 percent, depending on our senior unsecured public debt rating, is payable if amounts outstanding under the Five-Year Revolver or the 364-Day Revolver are greater than $181.5 million or $82.5 million, respectively. The SunTrust Revolving Credit Agreements contain substantially the same restrictive covenants as are contained in the Term Loan Agreement. There were no amounts outstanding under the SunTrust Revolving Credit Agreements as of September 30, 2001.

     On March 29, 2001, we established our Commercial Paper Program. Borrowings of $60.3 million outstanding at June 30, 2001 were repaid during the third quarter of 2001 and there were no borrowings outstanding as of September 30, 2001. The SunTrust Revolving Credit Agreements provide liquidity for commercial paper borrowings.

     Secured Rig Financing - At September 30, 2001, we had outstanding $55.3 million of debt secured by the Trident IX and Trident 16. Payments under these financing agreements include an interest component of 7.95 percent for the Trident IX and 7.20 percent for the Trident 16. The Trident IX facility expires in April 2003 while the Trident 16 facility expires in September 2004. The financing arrangements provide for a call right on our part to repay the financing prior to expiration of their scheduled terms and in some circumstances a put right on the part of the banks to require us to repay the financings. Under either circumstance, we would retain ownership of the rigs.

     6.9% Notes - At September 30, 2001, we had outstanding $11.5 million aggregate principal amount of unsecured 6.9% Notes due February 15, 2004 originally issued in a private placement. The note purchase agreement underlying the 6.9% Notes requires compliance with various restrictive covenants and provisions customary for an agreement of this nature and on substantially the same terms as those under the Term Loan Agreement.

     Redeemed and Repurchased Debt - On March 29, 2001, we redeemed all of the approximately $0.4 million principal amount outstanding 8.875% Senior Notes at a price equal to 102.2188 percent of the principal amount together with interest accrued to the redemption date.

     On April 10, 2001, R&B Falcon acquired, pursuant to a tender offer, all of the approximately $400 million principal amount outstanding 11.375% Senior Secured Notes due 2009 of its affiliate, RBF Finance Co., at 122.51 percent of principal amount, or $1,225.10 per $1,000 principal amount, plus accrued and unpaid interest. On April 6, 2001, RBF Finance Co. also redeemed all of the approximately $400 million principal amount outstanding 11% Senior Secured Notes due 2006 at 125.282 percent, or $1,252.82 per $1,000 principal amount, plus accrued and unpaid interest, and R&B Falcon redeemed all of the approximately $200 million principal amount outstanding 12.25% Senior Notes due 2006 at
130.675 percent or $1,306.75 per $1,000 principal amount, plus accrued and unpaid interest. We funded the redemption from the issuance of the 6.625% Notes and 7.5% Notes in April 2001. In the second quarter of 2001, we recognized an extraordinary loss, net of tax, of $18.9 million ($0.06 per diluted share) on the early retirement of this debt.

     On March 30, 2001, pursuant to an offer made in connection with our acquisition of R&B Falcon, Cliffs Drilling Company, a wholly owned subsidiary of R&B Falcon ("Cliffs Drilling"), acquired approximately $0.1 million of the 10.25% Senior Notes due 2003 at an amount equal to 101 percent of the principal amount. On May 18, 2001, Cliffs Drilling redeemed all of the approximately $200 million principal amount outstanding 10.25% Senior Notes due 2003, at 102.5 percent, or $1,025 per $1,000 principal amount, plus interest accrued to the redemption date. As a result, we recognized an extraordinary gain, net of tax, of $1.6 million ($0.01 per diluted share) in the second quarter of 2001 relating to the early extinguishment of this debt.

     Depending on market conditions, we or our affiliates may seek to repurchase, redeem or otherwise acquire additional debt securities.

Acquisitions  and  Dispositions

     From time to time, we review possible acquisitions of businesses and drilling units, and may in the future make significant capital commitments for such purposes. Any such acquisition could involve the payment by us of a substantial amount of cash or the issuance of a substantial number of additional ordinary shares or other securities. We would likely fund the cash portion of any such acquisition through cash balances on hand, the incurrence of additional debt, sales of assets, ordinary shares or other securities or a combination thereof. In addition, from time to time, we review possible dispositions of drilling units. See "-Outlook."

     In February 2001, Sea Wolf Drilling Limited ("Sea Wolf"), a joint venture in which we hold a 25 percent interest, sold two semisubmersible rigs, the Drill Star and Sedco Explorer, to Pride International, Inc. In the first quarter of 2001, we recognized accelerated amortization of the deferred gain related to the Sedco Explorer of $18.5 million which is included in Gain from Sale of Assets. We continued to operate the Drill Star, which has been renamed the Pride North Atlantic, under a bareboat charter agreement until October 2001 at which time the rig was returned to its owner. The amortization of the Drill Star's deferred gain was accelerated and produced incremental gains totaling $13.6 million and $36.3 million for the three and nine months ended September 30, 2001, respectively, which is included as a reduction in operating and maintenance expense. No additional deferred gain will be recognized in the fourth quarter of 2001. Our bareboat charter with Sea Wolf on the Sedco Explorer was terminated effective June 2000.

     During the nine months ended September 30, 2001, we sold certain non-strategic assets acquired in the R&B Falcon merger and certain other assets held for sale. We received net proceeds of approximately $108 million. These sales resulted in a net after-tax gain of $7.5 million ($0.02 per diluted share) for the three and nine months ended September 30, 2001.

     On January 31, 2001, we completed a merger transaction with R&B Falcon in which our indirect wholly owned subsidiary merged with and into R&B Falcon. As a result of the merger, R&B Falcon common shareholders received 0.5 of our newly issued ordinary shares for each R&B Falcon share. We issued approximately 106 million ordinary shares in exchange for the issued and outstanding shares of R&B Falcon and assumed warrants and options exercisable for approximately 13 million ordinary shares. The ordinary shares issued in exchange for the issued and outstanding shares of R&B Falcon constituted approximately 33 percent of our outstanding ordinary shares after the merger.

Derivative  Instruments

     From time to time, we may enter into a variety of derivative financial instruments in connection with the management of our exposure to fluctuations in foreign exchange rates and interest rates. We do not enter into derivative transactions for speculative purposes; however, for accounting purposes certain transactions may not meet the criteria for hedge accounting.

     Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred as other comprehensive income, and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments, which do not qualify as hedges for accounting purposes, are recognized currently based on the change in market value of the derivative instruments. At September 30, 2001, we had no material open foreign exchange derivative instruments.

     From time to time, we may use interest rate swap agreements to manage the effect of interest rate changes on future income. Interest rate swaps are designated as a hedge of underlying future interest payments. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. At September 30, 2001, we had a $3.9 million unrealized gain related to interest rate swap agreements which is included in Accumulated Other Comprehensive Income in the condensed consolidated balance sheet as of September 30, 2001.

Shelf  Registration

     In April 2001, the Securities and Exchange Commission ("SEC") declared effective our shelf registration statement on Form S-3 for the proposed offering from time to time of up to $2.0 billion in gross proceeds of senior or subordinated debt securities, preference shares, ordinary shares and warrants to purchase debt securities, preference shares, ordinary shares or other securities.

     In May 2001, under the shelf registration statement, we issued $400.0 million aggregate principal amount of 1.5% Convertible Debentures due May 15, 2021.

     Sources  of  Liquidity

     We believe that our cash and cash equivalents, cash generated from operations, borrowings available under our SunTrust Revolving Credit Agreements and access to other financing sources will be adequate to meet our anticipated short-term and long-term liquidity requirements, including scheduled debt repayments and capital expenditures.

      Letters  of  Credit  and  Surety  Bonds

      Letters of Credit - We had letters of credit outstanding at September 30, 2001 totaling $91.7 million. The total includes outstanding letters of credit of $56.1 million under a $70.0 million letter of credit facility entered into with three banks. Under this facility, we pay letter of credit fees of 1.5 percent per annum and commitment fees of 0.375 percent per annum, respectively. This facility, which matures in April 2004, requires a collateral value ratio of 1.75 times the commitment and is secured by mortgages on five drilling units, the J.W. McLean, J.T. Angel, Randolph Yost, D.R. Stewart and George H. Galloway. The remaining letter of credit amount outstanding guarantees various contract bidding and insurance activities.

     Surety Bonds - As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.

New  Accounting  Pronouncements

     In  July  2001,  the  Financial  Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated or completed after June 30, 2001 be accounted for using the purchase method of accounting. The statement provides for recognition and measurement of intangible assets separate from goodwill. We adopted SFAS No. 141 as of July 1, 2001. The adoption of the new statement had no effect on our results of operations or consolidated financial position.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which becomes effective for fiscal years beginning after December 15, 2001. SFAS No. 142 prohibits amortization of goodwill and requires that goodwill be tested annually for impairment. The statement also includes specific guidance for testing goodwill impairment. We will adopt SFAS No. 142 as of January 1, 2002. Management is currently evaluating SFAS No. 142 and the impact of implementing the annual goodwill impairment test on our consolidated financial position and results of operations. Our consolidated statement of operations for the year ending December 31, 2001 is expected to include approximately $154 million of goodwill amortization expense.

     In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of long-lived asset impairment and for the measurement of long-lived assets to be disposed of by sale and the basic requirements of APB No. 30. In addition to these fundamental provisions, SFAS No. 144 provides guidance for determining whether long-lived assets should be tested for impairment and specific criteria for classifying assets to be disposed of as held for sale. The statement is effective for fiscal years beginning after December 15, 2001, and we will adopt the new standard as of January 1, 2002. Management does not expect the adoption of this new standard to have a material effect on our consolidated financial position or results of operations.

Forward-Looking  Information

     The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that the Company or management "anticipates," "believes," "budgets," "estimates," "expects," "forecasts," "intends," "plans," "predicts," or "projects" a particular result or course of events, or that such result or course of events "could," "might," "may," "scheduled" or "should" occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this quarterly report include, but are not limited to, statements involving payment of severance costs, contract commencements, timing of delivery of drilling units, potential revenues, increased expenses, customer drilling programs, utilization rates, dayrates, planned shipyard projects and associated downtime, effect of technical difficulties with newbuild rigs, future activity in the deepwater and the shallow and inland water markets, planned asset sales, reactivation of stacked units, future labor costs, the Company's other expectations with regard to market outlook, expected capital expenditures, results and effects of legal proceedings, receipt of loss of hire insurance proceeds, liabilities for tax issues, liquidity and the timing and cost of completion of capital projects. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, worldwide demand for oil and gas, uncertainties relating to the level of activity in offshore oil and gas exploration and development, exploration success by producers, oil and gas prices (including U.S. natural gas prices), demand for offshore and inland water rigs, competition and market conditions in the contract drilling industry, our ability to successfully integrate the operations of acquired businesses, delays or terminations of drilling contracts due to a number of events, delays or cost overruns on construction and shipyard projects and possible cancellation of drilling contracts as a result of delays or performance, our ability to enter into and the terms of future contracts, the availability of qualified personnel, labor relations and the outcome of negotiations with unions representing workers, operating hazards, political and other uncertainties inherent in non-U.S. operations (including exchange and currency fluctuations), risks of war, terrorism and cancellation or unavailability of certain insurance coverage, the impact of governmental laws and regulations, the adequacy of sources of liquidity, the effect of litigation and contingencies and other factors discussed in this quarterly report and in the Company's other filings with the SEC, which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

Item  3.  Quantitative  and  Qualitative  Disclosures  about  Market  Risk

Interest  Rate  Risk

     Our exposure to market risk fluctuations in interest rates has changed since December 31, 2000 due to the debt assumed in the R&B Falcon merger, extinguishment of certain R&B Falcon debt and issuance of additional debt and interest rate swap agreements. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Debt." Our exposure to market risk for changes in interest rates now relates primarily to our long-term debt obligations.

     The table below presents expected cash flows and related weighted-average interest rates expected by maturity dates relating to debt obligations as of September 30, 2001 and the twelve months ended September 30 for each of the years presented. Weighted-average variable rates are based on estimated LIBOR rates as of September 30, 2001, plus applicable margins. The fair value of fixed rate debt is based on the estimated yield to maturity for each debt issue as of September 30, 2001.

     As  of  September 30, 2001 (in millions, except interest rate percentages):

                                                                  EXPECTED MATURITY DATE

                                         2002    2003     2004     2005    2006     THEREAFTER     TOTAL    FAIR VALUE
                                        ------  -------  -------  ------  -------  ------------  ---------  -----------
TOTAL DEBT
  Fixed Rate (a)                        $60.9   $ 63.0   $415.4   $31.1   $400.0   $   2,965.0   $3,935.4   $   3,586.8
     Average interest rate                6.7%     6.6%     7.1%    6.2%     7.1%          5.5%       5.9%
  Variable Rate                         $75.0   $137.5   $150.0   $37.5        -             -   $  400.0   $     400.0
     Average interest rate                3.2%     3.2%     3.2%    3.2%       -             -        3.2%
  Receive Fixed/Pay Variable Swaps (b)      -        -        -       -        -    $     700.0  $  700.0   $     685.3
     Average interest rate                  -        -        -       -        -            3.0%      3.0%

(a) Expected maturity amounts are based on the face value of debt and do not reflect fair market value of debt.
(b) The 6.625% Notes are considered variable as a result of the interest rate swaps. See Note 6 of the Condensed Consolidated Financial Statements.


FOREIGN  EXCHANGE  RISK

     Our exposure to foreign exchange risk has not materially changed since December 31, 2000. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Derivative Instruments."

                           PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings

     In 1990 and 1991, two of the Company's subsidiaries were served with various assessments collectively valued at approximately $7 million from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services. The Company believes that neither subsidiary is liable for the taxes and has contested the assessments in the Brazilian administrative and court systems. In October 2001, the Brazil Supreme Court rejected the Company's appeal of an adverse lower court's ruling with respect to a June 1991 assessment, which was valued at approximately $6 million. The Company is challenging the assessment in a separate proceeding which is currently at the trial court level. A disputed August 1990 assessment is pending before the Brazil Supreme Court. The Company also received an adverse ruling from the Taxpayer's Council in connection with an October 1990 assessment and is appealing the ruling. If the Company's defenses are ultimately unsuccessful, the Company believes that the Brazilian government-controlled oil company, Petrobras, has a contractual obligation to reimburse the Company for municipal tax payments required to be paid by them. The Company does not expect the liability, if any, resulting from these assessments to have a material adverse effect on its business or consolidated financial position.

     The Indian Customs Department, Mumbai, filed a "show cause notice" against a subsidiary of the Company and various third parties in July 1999. The show cause notice alleged that the initial entry into India in 1988 and other subsequent movements of the Trident II jackup rig operated by the subsidiary constituted imports and exports for which proper customs procedures were not followed and sought payment of customs duties of approximately $31 million based on an alleged 1998 rig value of $49 million, with interest and penalties, and confiscation of the rig. In January 2000, the Customs Department issued its order, which found that the Company had imported the rig improperly and intentionally concealed the import from the authorities, and directed the Company to pay a redemption fee of approximately $3 million for the rig in lieu of confiscation and to pay penalties of approximately $1 million in addition to the amount of customs duties owed. In February 2000, the Company filed an appeal with the Customs, Excise and Gold (Control) Appellate Tribunal ("CEGAT") together with an application to have the confiscation of the rig stayed pending the outcome of the appeal. In March 2000, the CEGAT ruled on the stay application, directing that the confiscation be stayed pending the appeal. The CEGAT issued its opinion on the Company's appeal on February 2, 2001, and while it found that the rig was imported in 1988 without proper documentation or payment of duties, the redemption fee and penalties were reduced to less than $0.1 million in view of the ambiguity surrounding the import practice at the time and the lack of intentional concealment by the Company. The CEGAT further sustained the Company's position regarding the value of the rig at the time of import as $13 million and ruled that subsequent movements of the rig were not liable to import documentation or duties in view of the prevailing practice of the Customs Department, thus limiting the Company's exposure as to custom duties to approximately $6 million. Following the CEGAT order, the Company tendered payment of redemption, penalty and duty in the amount specified by the order by offset against a $0.6 million deposit and $10.7 million guarantee previously made by the Company. The Customs Department attempted to draw the entire guarantee, alleging the actual duty payable is approximately $22 million based on an interpretation of the CEGAT order that the Company strongly believes is incorrect. This action was stopped by an interim ruling of the High Court,
Mumbai on writ petition filed by the Company. Both the Department and the Company filed appeals with the Supreme Court of India against the order of the CEGAT, and both appeals have been admitted. The Company has also applied for an expedited hearing and is awaiting a ruling by the Supreme Court on this application. The Company and its customer have agreed to pursue the issuance of documentation from the Ministry of Petroleum that, if accepted by the Department, would reduce the duty to nil. The agreement further provides that if this reduction is not obtained by December 31, 2001, the customer will pay the duty up to a limit of $7.7 million. The Company does not expect, in any event, that the ultimate liability, if any, resulting from the matter will have a material adverse effect on its business or consolidated financial position.

     The Company is a defendant in Bryant, et al. v. R&B Falcon Drilling USA, Inc., et al. in the United States District Court for the Southern District of Texas, Houston Division. R&B Falcon Drilling USA is a wholly owned indirect subsidiary of R&B Falcon. In this suit, the plaintiffs allege that R&B Falcon
Drilling USA, the Company and a number of other offshore drilling contractors with operations in the U.S. Gulf of Mexico have engaged in a conspiracy to depress wages and benefits paid to certain of their offshore employees. The plaintiffs contend that this alleged conduct violates federal antitrust law and constitutes unfair trade practices and wrongful employment acts under state law. The plaintiffs sought treble damages, attorneys' fees and costs on behalf of themselves and an alleged class of offshore workers, along with an injunction against exchanging certain wage and benefit information with other offshore drilling contractors named as defendants. In May 2001, the Company reached an agreement in principle with the plaintiffs' counsel to settle all claims, pending Court approval of the settlement. In July 2001, before the Court had considered the proposed settlement, the case, along with a number of unrelated cases also pending in the federal court in Galveston, was transferred to a federal judge sitting in Houston as a docket equalization measure. The judge has granted preliminary approval of the proposed settlement, and the parties are in the process of notifying class members. The terms of the settlement have been reflected in the Company's results of operations for the first quarter of 2001. The settlement did not have a material adverse effect on its business or consolidated financial position.

     In October 2001, the Company was notified by the U.S. Environmental Protection Agency ("EPA") that the EPA had identified a subsidiary of the Company as a potentially responsible party in connection with the Palmer Barge Line superfund site located in Port Arthur, Jefferson County, Texas. The EPA has not yet provided substantive information to the Company relating to the extent of the pollution at the site, the remediation costs incurred to date or future estimated remediation costs. The Company does not know at this time how many other potentially responsible parties have been identified by the EPA. The
Company  continues  to  investigate  the  matter.

     The Company has certain actions or claims pending that have been previously discussed and reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and the Company's other reports filed with the Securities and Exchange Commission. There have been no material developments in these previously reported matters. The Company and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of the Company's business. The Company does not believe that the ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on its business or consolidated financial position.

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

Item  6.  Exhibits  and  Reports  on  Form  8-K

          (a) Exhibits

      The  following  exhibits  are  filed  in  connection  with  this  Report:

Number                              Description
------                              -----------

*2.1 Agreement and Plan of Merger dated as of August 19, 2000 by and among Transocean Sedco Forex Inc., Transocean Holdings Inc., TSF Delaware Inc.and R&B Falcon Corporation (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus dated October 30, 2000 included in a 424(b)(3) prospectus filed by the Company on November 1,
        2000)

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

     (b)     Reports  on  Form  8-K

     The Company filed a Current Report on Form 8-K on July 31, 2001 to report the availability of drilling rig status and contract information as of July 31, 2001, a Current Report on Form 8-K on August 8, 2001 to disclose certain dayrate trends and other financial information in accordance with Regulation FD, a Current Report on Form 8-K on August 30, 2001 to report the availability of drilling rig status and contract information as of August 30, 2001 and a Current Report on Form 8-K on September 28, 2001 to report the availability of drilling rig status and contract information as of September 28, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on November 12, 2001.


                                          TRANSOCEAN SEDCO FOREX INC.


                                     By:  /s/  Robert  L.  Long
                                         -----------------------------
                                               Robert  L.  Long
                                               Executive Vice President and
                                                 Chief  Financial Officer
                                               (Principal  Financial  Officer)


                                     By:  /s/  Ricardo H. Rosa
                                         -----------------------------
                                               Ricardo  H. Rosa
                                               Vice  President and Controller
                                               Principal Accounting Officer)