Form 10-K
period 2001-12-31
TRANSOCEAN SEDCO FOREX INC
filed 2002-03-25
CIK 1083269

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _________________

                                    FORM 10-K
  (Mark  One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2001
OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____ to ______.

                        Commission file number 333-75899
                                _________________
                           TRANSOCEAN SEDCO FOREX INC.
             (Exact name of registrant as specified in its charter)
                                _________________
           Cayman  Islands                                      66-0582307
     (State  or  other  jurisdiction                         (I.R.S.  Employer
     of incorporation or organization)                       Identification No.)

          4  Greenway  Plaza                                       77046
            Houston,  Texas                                     (Zip  Code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (713) 232-7500

           Securities registered pursuant to Section 12(b) of the Act:

             Title  of class                        Exchange on which registered
             ---------------                        ----------------------------
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

     As of February 28, 2002, 319,131,115 ordinary shares were outstanding and the aggregate market value of such shares held by non-affiliates was approximately $8.9 billion (based on the reported closing market price of the ordinary shares on such date of $28.01 and assuming that all directors and executive officers of the Company are "affiliates," although the Company does not acknowledge that any such person is actually an "affiliate" within the meaning of the federal securities laws).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2001, for its 2002 annual general meeting of shareholders, are incorporated by reference into Part III of this Form 10-K.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

Item                                                                       Page
------                                                                    ------

For the fisacal year ended December 31,2001 . . . . . . . . . . . . . . . . .  1

                                   PART I

ITEM 1. Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
        Recent  Developments. . . . . . . . . . . . . . . . . . . . . . . . .  3
        Merger of Transocean Sedco Forex Inc. and R&B Falcon Corporation. . .  3
        Merger  of  Transocean  Offshore  Inc.  and  Sedco  Forex . . . . . .  3
        Background  of  Transocean  Offshore  Inc.. . . . . . . . . . . . . .  4
        Background  of  Sedco  Forex. . . . . . . . . . . . . . . . . . . . .  4
        Background  of  R&B  Falcon  Corporation. . . . . . . . . . . . . . .  4
        Drilling  Rig  Types. . . . . . . . . . . . . . . . . . . . . . . . .  4
        Markets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
        Management  Services. . . . . . . . . . . . . . . . . . . . . . . . . 11
        Drilling  Contracts . . . . . . . . . . . . . . . . . . . . . . . . . 11
        Significant  Clients. . . . . . . . . . . . . . . . . . . . . . . . . 11
        Industry  Conditions  and  Competition. . . . . . . . . . . . . . . . 12
        Operating  Risks. . . . . . . . . . . . . . . . . . . . . . . . . . . 12
        International  Operations . . . . . . . . . . . . . . . . . . . . . . 13
        Regulation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
        Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
ITEM 2. Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
ITEM 3. Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . 15
ITEM 4  Submission  of  Matters  to  a  Vote  of  Security  Holders . . . . . 18
        Executive  Officers  of  the  Registrant. . . . . . . . . . . . . . . 18

                                    PART II

ITEM  5. Market for Registrant's Common Equity and Related Shareholder
             Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20
ITEM  6. Selected  Consolidated  Financial  Data. . . . . . . . . . . . . . . 20
ITEM  7. Management's Discussion and Analysis of Financial Condition and
             Results  of  Operations. . . . . . . . . . . . . . . . . . . . . 21
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk . . . . . 42
ITEM  8. Financial  Statements  and  Supplementary  Data. . . . . . . . . . . 44
ITEM  9. Changes in and Disagreements with Accountants on Accounting and
             Financial  Disclosure. . . . . . . . . . . . . . . . . . . . . . 83

                                    PART III

ITEM  10. Directors  and  Executive  Officers  of  the  Registrant. . . . . . 83
ITEM  11. Executive  Compensation . . . . . . . . . . . . . . . . . . . . . . 83
ITEM  12. Security Ownership of Certain Beneficial Owners and Management. . . 83
ITEM  13. Certain  Relationships  and  Related  Transactions. . . . . . . . . 83

                                     PART IV

ITEM  14. Exhibits, Financial Statement Schedules and Reports on Form 8-K . . 83

                                     PART I

ITEM  1.     Business

     Transocean Sedco Forex Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company," "we," "us" or "our") is a leading international provider of offshore and inland marine contract drilling services for oil and gas wells. As of March 1, 2002, we owned, had partial ownership interests in or operated more than 160 mobile offshore and barge drilling units. As of this date, our active fleet consisted of 31 high-specification floaters, 30 other floaters, 54 jackup rigs, 35 drilling barges, four tenders and three submersible drilling rigs. In addition, the fleet includes a platform drilling rig, as well as 10 land drilling rigs in Venezuela. We contract our drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells.

     Our mobile offshore drilling fleet is considered one of the most modern and versatile fleets in the world. Our core business is to contract these drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. We specialize in technically demanding segments of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services. We also provide additional services, including management of third-party well service activities. Our ordinary shares are listed on the New York Stock Exchange under the symbol "RIG".

     Transocean Sedco Forex Inc. is a Cayman Islands exempted company with principal executive offices in the U.S. located at 4 Greenway Plaza, Houston, Texas 77046. Our telephone number at that address is (713) 232-7500.

Recent  Developments

     In March 2002, we completed an exchange offer pursuant to which the 6.50% Notes due April 15, 2003, 6.75% Notes due April 15, 2005, 6.95% Notes due April 15, 2008, 7.375% Notes due April 15, 2018, 9.125% Notes due December 15, 2003
and 9.50% Notes due December 15, 2008 of R&B Falcon Corporation (together with its subsidiaries, unless the context requires otherwise, "R&B Falcon") whose holders accepted the offer were exchanged for newly issued notes of the Company. The new notes were issued in six series corresponding to the six series of R&B Falcon notes and have the same principal amount, interest rate, redemption terms and payment and maturity dates as the corresponding series of R&B Falcon notes. The aggregate principal amount of the new notes issued was approximately $1.4 billion.

     On February 14, 2002, the Board of Directors approved a proposal to adopt a special resolution of ordinary shareholders to change our name to "Transocean Inc." The proposal will be voted upon at our upcoming Annual General Meeting of Shareholders on May 9, 2002.

     On December 14, 2001, we announced that our Board of Directors had appointed Robert L. Long as President, effective immediately. In June 2002, Mr. Long will also assume the role of Chief Operating Officer upon the retirement of
W. Dennis Heagney, the current Executive Vice President and Chief Operating Officer. The Board of Directors has also appointed Gregory L. Cauthen as the Company's new Vice President, Chief Financial Officer and Treasurer.

Merger of Transocean Sedco Forex Inc. and R&B Falcon Corporation

     On January 31, 2001, we completed a merger transaction with R&B Falcon in which an indirect wholly owned subsidiary of the Company, TSF Delaware Inc., merged with and into R&B Falcon. As a result of the merger, R&B Falcon common shareholders received 0.5 newly issued ordinary shares of the Company for each R&B Falcon share. We issued 106,061,595 ordinary shares in exchange for the issued and outstanding shares of R&B Falcon and assumed warrants and options exercisable for approximately 13.2 million ordinary shares. The ordinary shares issued in exchange for the issued and outstanding shares of R&B Falcon constituted approximately 33 percent of the outstanding ordinary shares of the Company after the merger. We accounted for the merger using the purchase method of accounting with the Company treated as the acquiror.

Merger  of  Transocean  Offshore  Inc.  and  Sedco  Forex

     On December 31, 1999, we completed our merger with Sedco Forex Holdings Limited ("Sedco Forex"), the former offshore contract drilling business of Schlumberger Limited ("Schlumberger"). Effective upon the merger, we changed our name from "Transocean Offshore Inc." to "Transocean Sedco Forex Inc." The merger followed the spin-off of Sedco Forex to Schlumberger shareholders on December 30, 1999. As a result of the merger, Schlumberger shareholders exchanged all of the Sedco Forex shares distributed to them by Schlumberger in the Sedco Forex spin-off for ordinary shares of the Company, and Sedco Forex became a wholly owned subsidiary of the Company.

     In the merger, Schlumberger shareholders received 0.1936 ordinary shares of the Company for each share of capital stock of Sedco Forex distributed in the spin-off of Sedco Forex. We issued 109,419,166 ordinary shares to Schlumberger shareholders in the merger, and issued an additional 145,102 ordinary shares that were sold on the market for cash paid in lieu of fractional shares. These aggregate issuances of 109,564,268 shares constituted approximately 52 percent of outstanding Company shares immediately following the merger. We accounted for the merger using the purchase method of accounting with Sedco Forex treated as the accounting acquiror.

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

Background  of  Sedco  Forex

     The offshore contract drilling business of Sedco Forex resulted from the integration over time by Schlumberger of several drilling companies, principally Forex (Forages et Exploitations Petrolieres) and Sedco Inc., and other asset acquisitions. Forex was founded in France in 1942 and began as a land drilling company in France, North Africa and the Middle East. Forex later moved into the offshore drilling market largely through its Neptune joint venture formed in the early 1960s with Languedocienne-Forenco. By the early 1970s, Schlumberger had acquired all of the shares of Forex and Neptune and had integrated their activities. Schlumberger acquired Sedco Inc. in 1984. Founded in 1947 and originally known as Southeastern Drilling Company, Sedco Inc. began drilling in shallow water marsh environments in the U.S. in the early 1950s and then expanded into international operations and deeper water market segments.

Background  of  R&B  Falcon  Corporation

     R&B Falcon was the result of the 1997 combination of Reading & Bates Corporation and Falcon Drilling Company, Inc. and the subsequent acquisition of Cliffs Drilling Company ("Cliffs Drilling") in late 1998. Reading & Bates Corporation was founded in 1955 as an offshore drilling company to construct and operate an offshore drilling tender in the U.S. Gulf of Mexico. Falcon Drilling Company, Inc. was formed in 1991 initially to operate in the shallow water and transition zone areas of the U.S. Gulf of Mexico and moved into deepwater operations in 1996. Cliffs Drilling was spun-off from Cleveland-Cliffs Inc. in 1988 and continues to operate land and offshore rigs in various countries, including the U.S. and Venezuela. At the time of the merger with the Company, R&B Falcon owned, had partial ownership interests in, operated or had under construction more than 100 mobile offshore drilling units, inland barges and other assets utilized in support of offshore drilling activities, including 10 semisubmersible drilling rigs, 10 drillships and 42 jackup drilling rigs.

Drilling  Rig  Types

     We  principally  use  4  types  of  drilling  rigs:

     -   drillships

     -   semisubmersibles

     -   jackups

     -   barge  drilling  rigs

     Also included in our fleet are tenders, submersible rigs, platform drilling rigs and land drilling rigs.

     Most of our drilling equipment is suitable for both exploration and development drilling, and we are normally engaged in both types of drilling activity. Likewise, most of our drilling rigs are mobile and can be moved to new locations in response to client demand, particularly the drillships, semisubmersibles, jackups and tenders. All of our mobile offshore drilling units are designed for operations away from port for extended periods of time and most have living quarters for the crews, a helicopter landing deck and storage space for pipe and drilling supplies.

     As of March 1, 2002, our marine fleet was located in the U.S. Gulf of Mexico (77 units), Canada (1 unit), Brazil (12 units), Trinidad (3 units), the North Sea (20 units), the Mediterranean and Middle East (5 units), the Caspian Sea (1 unit), Africa (21 units), India (6 units) and Asia and Australia (15 units). Additionally, the drillship Joides Resolution is contracted for a worldwide research program and as of such date was in Peru.

Drillships  (13)

     Drillships are generally self-propelled and designed to drill in the deepest water in which offshore drilling rigs currently operate. Shaped like conventional ships, they are the most mobile of the major rig types. Our drillships are either dynamically positioned, which allows them to maintain position without anchors through the use of their onboard propulsion and station-keeping systems, or are operated in a moored configuration. Drillships typically have greater load capacity than semisubmersible rigs. This enables them to carry more supplies on board, which often makes them better suited for drilling in remote locations where resupply is more difficult. However, drillships are typically limited to calmer water conditions than those in which semisubmersibles can operate. High-specification drillships are those that are dynamically positioned and rated for drilling in water depths of at least 7,000 feet and are designed for ultra-deepwater exploration and development drilling programs. Our three Discoverer Enterprise-class drillships are equipped for dual-activity drilling, which is a well-construction technology we developed that allows for drilling tasks associated with a single well to be accomplished in a parallel rather than sequential manner by utilizing two complete drilling systems under a single derrick. The dual-activity well-construction process is designed to reduce critical path activity and improve efficiency in both exploration and development drilling. Our Deepwater-class drillships are also high-specification drillships and are designed with a high-pressure mud system.

     The following table provides certain information regarding our drillship fleet as of March 1, 2002:

                                       YEAR        WATER    DRILLING
                                      ENTERED      DEPTH      DEPTH
                                     SERVICE/    CAPACITY   CAPACITY                                    ESTIMATED
TYPE AND NAME                       UPGRADED(A)  (IN FEET)  (IN FEET)      LOCATION        CUSTOMER     EXPIRATION (E)
----------------------------------  -----------  ---------  ---------  ----------------  -------------  ---------------

HIGH-SPECIFICATION DRILLSHIPS (12)
Deepwater Discovery (b) . . . . . .        2000     10,000     30,000  Angola            ChevronTexaco  December 2003
Deepwater Expedition (b). . . . . .        1999     10,000     30,000  Brazil            Petrobras      September 2005
Deepwater Frontier (b)(d) . . . . .        1999     10,000     30,000  Brazil            Petrobras      November 2003
Deepwater Millennium (b). . . . . .        1999     10,000     30,000  U.S. Gulf         Marathon       October 2002
Deepwater Pathfinder (b)(c) . . . .        1998     10,000     30,000  U.S. Gulf         Conoco         January 2004
Discoverer Deep Seas (b). . . . . .        2001     10,000     35,000  U.S. Gulf         ChevronTexaco  January 2006
Discoverer Enterprise (b) . . . . .        1999     10,000     35,000  U.S. Gulf         BP             December 2004
Discoverer Spirit (b) . . . . . . .        2000     10,000     35,000  U.S. Gulf         Unocal         September 2005
Deepwater Navigator (b) . . . . . .        2000      7,800     25,000  Brazil            Petrobras      July 2003
Peregrine I (b) . . . . . . . . . .   1982/1996      7,200     25,000  Brazil            Petrobras      June 2003
Discoverer 534 (b). . . . . . . . .   1975/1991      7,000     25,000  Enroute to India  Reliance       June 2002
Discoverer Seven Seas (b) . . . . .   1976/1997      7,000     25,000  Brazil            Petrobras      September 2004

OTHER DRILLSHIPS (1)
Joides Resolution (b)(f). . . . . .        1978     27,000     30,000  Peru              Texas A&M      September 2003

-------------------------
(a) Dates shown are the original service date and the date of the most recent upgrade, if any.
(b)  Dynamically  positioned.


(c) The Deepwater Pathfinder is leased and operated by a limited liability company in which we own a 50 percent interest. See Note 16 to our consolidated financial statements.
(d) The Deepwater Frontier is leased and operated by a limited liability company in which we own a 60 percent interest. See Note 16 to our consolidated financial statements.
(e) Expiration dates represent our current estimate of the earliest date the contract for each rig is likely to expire. Some contracts may permit the client to extend the contract.
(f) The Joides Resolution is currently engaged in scientific geological coring activities and is owned by a joint venture in which we have a 50 percent interest. See Note 16 to our consolidated financial statements.

Semisubmersibles  (48)

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

     The following table provides certain information regarding our semisubmersible fleet as of March 1, 2002:

                              YEAR        WATER    DRILLING
                             ENTERED      DEPTH      DEPTH
                            SERVICE/    CAPACITY   CAPACITY                                     ESTIMATED
TYPE AND NAME              UPGRADED(A)  (IN FEET)  (IN FEET)      LOCATION         CUSTOMER     EXPIRATION (C)
-------------------------  -----------  ---------  ---------  -----------------  -------------  --------------
HIGH-SPECIFICATION
  SEMISUBMERSIBLES (19)
Deepwater Horizon . . . .         2001     10,000     30,000  U.S. Gulf          BP             September 2004
Cajun Express (b) . . . .         2001      8,500     35,000  U.S. Gulf          -              Idle
Deepwater Nautilus (d). .         2000      8,000     30,000  U.S. Gulf          Shell          June 2005
Sedco Energy (b). . . . .         2001      7,500     25,000  Ivory Coast        ChevronTexaco  October 2004
Sedco Express (b) . . . .         2001      7,500     25,000  Egypt              BP             May 2002
Transocean Marianas . . .    1979/1998      7,000     25,000  U.S. Gulf          Shell          August 2003
Sedco 707 (b) . . . . . .    1976/1997      6,500     25,000  Brazil             Petrobras      January 2004
Jack Bates. . . . . . . .    1986/1997      6,000     30,000  U.K. North Sea     BP             April 2002
Sedco 709 (b) . . . . . .    1977/1999      5,000     25,000  Nigeria            Shell          May 2002
M. G. Hulme, Jr. (e). . .    1983/1996      5,000     25,000  Nigeria            ExxonMobil     June 2002
Transocean Richardson . .         1988      5,000     25,000  U.S. Gulf          Anadarko       September 2002
Jim Cunningham  . . . . .    1982/1995      5,000     25,000  Angola             ExxonMobil     August 2002
Transocean Leader . . . .    1987/1997      4,500     25,000  U.K. North Sea     BP             March 2003
Transocean Rather . . . .         1988      4,500     25,000  U.S. Gulf          BP             January 2003
Sovereign Explorer. . . .         1984      4,000     25,000  Enroute to         Amerada Hess   March 2003
                                                              Equatorial Guinea
Henry Goodrich. . . . . .         1985      2,000     30,000  Canada             Terra Nova     February 2003
Paul B. Loyd, Jr. . . . .         1990      2,000     25,000  U.K. North Sea     BP             March 2003
Transocean Arctic . . . .         1986      1,650     25,000  Norwegian N. Sea   -              Idle
Polar Pioneer.  . . . . .         1985      1,500     25,000  Norwegian N. Sea   Norsk Hydro    February 2003

                                YEAR        WATER    DRILLING
                               ENTERED      DEPTH      DEPTH
                              SERVICE/    CAPACITY   CAPACITY                                     ESTIMATED
TYPE AND NAME                UPGRADED(A)  (IN FEET)  (IN FEET)      LOCATION         CUSTOMER     EXPIRATION (C)
---------------------------  -----------  ---------  ---------  -----------------  -------------  --------------
OTHER SEMISUBMERSIBLES (29)
Sedco 710 (b) . . . . . . .         1983      4,000     25,000  Brazil             Petrobras      October 2006
Sedco 700 . . . . . . . . .    1973/1997      3,600     25,000  Equatorial Guinea  Amerada Hess   October 2002
Transocean Amirante . . . .    1978/1997      3,500     25,000  U.S. Gulf              -          Idle
Transocean Legend . . . . .         1983      3,500     25,000  Brazil             Petrobras      March 2002
C. Kirk Rhein, Jr.  . . . .    1976/1997      3,300     25,000  Trinidad               -          Idle
Transocean Driller. . . . .         1991      3,000     25,000  Brazil             Petrobras      January 2003
Falcon 100. . . . . . . . .    1974/1999      2,400     25,000  U.S. Gulf          Agip           May 2002
Transocean 96 . . . . . . .    1975/1997      2,300     25,000  U.S. Gulf          Anadarko       March 2002
Sedco 711 . . . . . . . . .         1982      1,800     25,000  U.K. North Sea     ExxonMobil     May 2002
                                                                U.K. North Sea     Conoco         November 2002
Transocean John Shaw  . . .         1982      1,800     25,000  U.K. North Sea     TotalFinaElf   December 2002
Sedco 714 . . . . . . . . .    1983/1997      1,600     25,000  U.K. North Sea     BP             October 2002
Sedco 712 . . . . . . . . .         1983      1,600     25,000  U.K. North Sea     Shell          December 2002
Actinia . . . . . . . . . .         1982      1,500     25,000  Spain              Repsol         March 2002
                                                                Mediterranean      I.E.O.C.       September 2002
J. W. McLean. . . . . . . .    1974/1996      1,500     25,000  U.K. North Sea     Phillips       April 2002
Sedco 600 . . . . . . . . .    1983/1994      1,500     25,000  Indonesia          Conoco         April 2002
Sedco 601 . . . . . . . . .         1983      1,500     25,000  Indonesia          Unocal         December 2002
Sedco 602 . . . . . . . . .         1983      1,500     25,000  Indonesia             -           Idle
Sedco 702 . . . . . . . . .    1973/1992      1,500     25,000  Australia          Apache         March 2002
                                                                Australia          Santos         April 2002
                                                                Australia          Agip           July 2002
Sedco 703 . . . . . . . . .    1973/1995      1,500     25,000  Australia          Woodside       May 2002
                                                                Australia          El Paso        June 2002
Sedco 708 . . . . . . . . .         1976      1,500     25,000  Congo                 -           Idle
Sedneth 701 . . . . . . . .    1972/1993      1,500     25,000  Angola             ChevronTexaco  March 2002
                                                                Gabon              Vaalco         June 2002
Transocean Prospect . . . .    1983/1992      1,500     25,000  Norwegian N. Sea   Statoil        August 2002
Transocean Searcher . . . .    1983/1988      1,500     25,000  Norwegian N. Sea   Statoil        August 2002
                                                                Norwegian N. Sea   Statoil        February 2003
Transocean Winner . . . . .         1983      1,500     25,000  Norwegian N. Sea   Shell          July 2002
Transocean Wildcat. . . . .    1977/1985      1,300     25,000  U.K. North Sea        -           Idle
Transocean Explorer . . . .         1976      1,250     25,000  U.K. North Sea        -           Idle
Sedco 704 . . . . . . . . .    1974/1993      1,000     25,000  U.K. North Sea     ChevronTexaco  October 2002
Sedco 706 . . . . . . . . .    1976/1994      1,000     25,000  U.K. North Sea     TotalFinaElf   June 2002
Sedco I - Orca (f). . . . .    1970/1987        900     25,000  South Africa       Schlumberger   March 2003

---------------------------
(a) Dates shown are the original service date and the date of the most recent upgrade, if any.
(b)  Dynamically  positioned.
(c) Expiration dates represent our current estimate of the earliest date the contract for each rig is likely to expire. Some rigs have two contracts in continuation, so the second line shows the estimated earliest availability. Some contracts may permit the client to extend the contract.
(d) The Deepwater Nautilus is leased from its owner, an unrelated third party, pursuant to a fully defeased lease arrangement.
(e) The M. G. Hulme, Jr. is accounted for as an operating lease as a result of a sale/leaseback transaction in November 1995.
(f)  Operated  under  a  management  contract  with  the  rig's  owner.

Jackup  Rigs  (54)

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

     The following table provides certain information regarding our jackup rig fleet as of March 1, 2002:

                     YEAR ENTERED   WATER DEPTH   DRILLING DEPTH
                       SERVICE/       CAPACITY       CAPACITY
TYPE AND NAME         UPGRADED(A)    (IN FEET)       (IN FEET)         LOCATION        STATUS
-------------------  -------------  ------------  ---------------  -----------------  ---------
Trident IX (b). . .           1982           400           21,000  Vietnam            Operating
Trident 17. . . . .           1983           355           25,000  Indonesia          Operating
Harvey H. Ward. . .           1981           300           25,000  Singapore          Idle
J. T. Angel . . . .           1982           300           25,000  India              Operating
Roger W. Mowell . .           1982           300           25,000  Malaysia           Operating
Ron Tappmeyer . . .           1978           300           25,000  Indonesia          Operating
D. R. Stewart . . .           1980           300           25,000  Italy              Operating
Randolph Yost . . .           1979           300           25,000  Equatorial Guinea  Operating
C. E. Thornton. . .           1974           300           25,000  India              Operating
F. G. McClintock. .           1975           300           25,000  India              Operating
Shelf Explorer. . .           1982           300           25,000  Denmark            Operating
Transocean III. . .      1978/1993           300           20,000  United Arab        Operating
                                                                   Emirates
Transocean Nordic .           1984           300           25,000  U.K. North Sea     Idle
Trident II. . . . .      1977/1985           300           25,000  India              Operating
Trident IV. . . . .      1980/1999           300           25,000  Angola             Operating
Trident VI. . . . .           1981           300           21,000  Nigeria            Operating
Trident VIII. . . .           1981           300           21,000  Nigeria            Operating
Trident XII . . . .      1982/1992           300           25,000  India              Operating
Trident XIV . . . .      1982/1994           300           20,000  Angola             Operating
Trident 15. . . . .           1982           300           25,000  Thailand           Operating
Trident 16. . . . .           1982           300           25,000  Malaysia           Operating
Trident 20 (c). . .           2000           300           25,000  Caspian Sea        Operating
George H. Galloway.           1985           300           25,000  U.S. Gulf          Idle
Transocean Comet. .           1980           250           20,000  Egypt              Operating
Transocean Mercury.      1969/1998           250           20,000  Egypt              Operating
RBF 208 . . . . . .           1980           200           20,000  Brazil             Idle
RBF 209 . . . . . .           1980           200           25,000  Brazil             Operating
RBF 192 . . . . . .           1981           250           25,000  U.S. Gulf          Idle
RBF 250 . . . . . .           1974           250           25,000  U.S. Gulf          Idle
RBF 251 . . . . . .           1978           250           25,000  U.S. Gulf          Idle
RBF 252 . . . . . .           1978           250           25,000  U.S. Gulf          Idle
RBF 253 . . . . . .           1982           250           25,000  U.S. Gulf          Idle
RBF 254 . . . . . .           1976           250           25,000  U.S. Gulf          Idle
RBF 255 . . . . . .           1976           250           25,000  U.S. Gulf          Idle
RBF 256 . . . . . .           1975           250           25,000  U.S. Gulf          Idle
RBF 190 . . . . . .           1978           200           25,000  U.S. Gulf          Idle
RBF 200 . . . . . .           1979           200           25,000  U.S. Gulf          Operating
RBF 201 . . . . . .           1981           200           25,000  U.S. Gulf          Idle
RBF 202 . . . . . .           1982           200           25,000  U.S. Gulf          Operating
RBF 203 . . . . . .           1981           200           25,000  U.S. Gulf          Idle
RBF 204 . . . . . .           1981           200           25,000  U.S. Gulf          Operating
RBF 205 . . . . . .           1979           200           25,000  U.S. Gulf          Operating
RBF 206 . . . . . .           1980           200           25,000  U.S. Gulf          Idle
RBF 207 . . . . . .           1981           200           25,000  U.S. Gulf          Idle
RBF 185 . . . . . .           1982           190           25,000  U.S. Gulf          Idle


                     YEAR ENTERED   WATER DEPTH   DRILLING DEPTH
                       SERVICE/       CAPACITY       CAPACITY
TYPE AND NAME         UPGRADED(A)    (IN FEET)       (IN FEET)         LOCATION        STATUS
-------------------  -------------  ------------  ---------------  -----------------  ---------
RBF 191 . . . . . .           1978           184           25,000  U.S. Gulf          Idle
RBF 150 . . . . . .           1979           150           20,000  U.S. Gulf          Operating
RBF 151 . . . . . .           1981           150           25,000  U.S. Gulf          Idle
RBF 152 . . . . . .           1980           150           25,000  U.S. Gulf          Idle
RBF 153 . . . . . .           1980           150           25,000  U.S. Gulf          Idle
RBF 154 . . . . . .           1979           150           20,000  U.S. Gulf          Idle
RBF 155 . . . . . .           1980           150           20,000  U.S. Gulf          Idle
RBF 156 . . . . . .           1983           150           25,000  U.S. Gulf          Idle
RBF 110 . . . . . .           1982           110           25,000  Trinidad           Operating

----------------------------
(a) Dates shown are the original service date and the date of the most recent upgrade, if any.
(b) As of March 1, 2002, the Trident IX was owned by an unrelated third party and leased by us as part of a secured rig financing. See Note 23 to our consolidated financial statements.
(c)  Owned  by  a  joint  venture  in  which  we  have  a  75  percent interest.

Barge  Drilling  Rigs  (35)

     Our barge drilling fleet consists of conventional and posted barge rigs and swamp barges. Our conventional and posted barge drilling rigs are mobile drilling platforms that are submersible and are built to work in eight to 20 feet of water. A posted barge is identical to a conventional barge except that the hull and superstructure are separated by 10 to 14 foot columns, which increases the water depth capabilities of the rig. Swamp barges are usually not self-propelled, but can be moored alongside a platform, and contain crew quarters, mud pits, mud pumps, power generation and other equipment. Swamp barges are generally suited for water depths of 25 feet or less.

     The following table provides certain information regarding our barge drilling rig fleet as of March 1, 2002:

                          YEAR ENTERED
                            SERVICE/     DRILLING CAPACITY
RIG                        UPGRADED(A)       (IN FEET)       LOCATION    STATUS
------------------------  -------------  ------------------  ---------  ---------
CONVENTIONAL BARGES (14)
1. . . . . . . . . . . .           1980              20,000  U.S. Gulf  Operating
11 . . . . . . . . . . .           1982              30,000  U.S. Gulf  Operating
15 . . . . . . . . . . .           1981              25,000  U.S. Gulf  Idle
19 . . . . . . . . . . .           1996              14,000  U.S. Gulf  Operating
20 . . . . . . . . . . .           1998              14,000  U.S. Gulf  Idle
21 . . . . . . . . . . .           1982              15,000  U.S. Gulf  Idle
23 . . . . . . . . . . .           1995              14,000  U.S. Gulf  Idle
28 . . . . . . . . . . .           1979              30,000  U.S. Gulf  Operating
29 . . . . . . . . . . .           1980              30,000  U.S. Gulf  Idle
30 . . . . . . . . . . .           1981              30,000  U.S. Gulf  Idle
31 . . . . . . . . . . .           1981              30,000  U.S. Gulf  Operating
32 . . . . . . . . . . .           1982              30,000  U.S. Gulf  Operating
74 (b) . . . . . . . . .           1981              25,000  U.S. Gulf  Idle
75 (b) . . . . . . . . .           1979              30,000  U.S. Gulf  Idle

                    YEAR ENTERED
                      SERVICE/     DRILLING CAPACITY
                     UPGRADED(A)       (IN FEET)       LOCATION    STATUS
                    -------------  ------------------  ---------  ---------
POSTED BARGES (17)
7  . . . . . . . .           1978              25,000  U.S. Gulf  Idle
9  . . . . . . . .           1981              25,000  U.S. Gulf  Idle
10 . . . . . . . .           1981              25,000  U.S. Gulf  Idle
17 . . . . . . . .           1981              30,000  U.S. Gulf  Idle
27 . . . . . . . .           1978              30,000  U.S. Gulf  Idle
41 . . . . . . . .           1981              30,000  U.S. Gulf  Operating
46 . . . . . . . .           1981              30,000  U.S. Gulf  Idle
47 . . . . . . . .           1982              30,000  U.S. Gulf  Idle
48 . . . . . . . .           1982              30,000  U.S. Gulf  Idle
49 . . . . . . . .           1980              30,000  U.S. Gulf  Idle
52 . . . . . . . .           1981              25,000  U.S. Gulf  Operating
55 . . . . . . . .           1981              30,000  U.S. Gulf  Idle
56 . . . . . . . .           1973              25,000  U.S. Gulf  Idle
57 . . . . . . . .           1975              25,000  U.S. Gulf  Idle
61 . . . . . . . .           1978              30,000  U.S. Gulf  Idle
62 . . . . . . . .           1978              30,000  U.S. Gulf  Operating
64 . . . . . . . .           1979              30,000  U.S. Gulf  Idle

                  YEAR ENTERED
                    SERVICE/     DRILLING CAPACITY
                   UPGRADED(A)       (IN FEET)       LOCATION    STATUS
                  -------------  ------------------  ---------  ---------
SWAMP BARGES (4)
Searex 4 . . . .      1981/1989         25,000         Nigeria    Idle
Searex 6 . . . .      1981/1991         25,000         Nigeria  Operating
Searex 12. . . .      1982/1992         25,000         Nigeria  Operating
Hibiscus (c) . .      1979/1993         16,000       Indonesia  Operating

--------------------
(a) Dates shown are the original service date and the date of the most recent upgrade, if any.

(b)  These  rigs  are  leased  to  us.

(c) The Hibiscus is owned by a joint venture in which we own more than 50 percent.

Other  Rigs

     In addition to the drillships, semisubmersibles, jackups and barge drilling rigs, we also own or operate several other types of rigs. These rigs include four tenders, three submersible rigs and a platform drilling rig. We also have 10 land drilling rigs in Venezuela.

Markets

     Rigs can be moved from one region to another, but the cost of moving a rig and the availability of rig-moving vessels may cause the supply and demand balance to vary somewhat between regions. However, significant variations between regions do not tend to exist long-term because of rig mobility.

     In recent years, there has been increased emphasis by oil companies on exploring for hydrocarbons in deeper waters. This is, in part, because of technological developments that have made such exploration more feasible and cost-effective. The deepwater and mid-depth market segments are serviced by our semisubmersibles and drillships. The deepwater market segment begins in water depths of about 2,000 feet and extends to the maximum water depths in which rigs are currently capable of drilling, being approximately 10,000 feet. The mid-depth market segment begins in water depths of about 300 feet and extends to water depths of about 2,000 feet.

     The shallow water market segment is serviced by our jackups, submersibles and drilling tenders. This market segment begins at the outer limit of the transition zone and extends to water depths of about 300 feet. It has been developed to a significantly greater degree than the deepwater market segment, as technology required to explore for and produce hydrocarbons in these water depths is not as demanding as in the deepwater market segment, and accordingly the costs are lower.

     Our barge rig fleet operates in marshes, rivers, lakes and shallow bay and coastal water areas that are referred to as the "transition zone." Our principal barge market segment is the shallow water areas of the U.S. Gulf of Mexico. This area historically has been the world's largest market segment for barge rigs. International market segments for our barge rigs include West Africa and Southeast Asia.

     We conduct land rig operations in Venezuela. Although in early 2001 we announced our intent to sell this business, weakened market conditions led us to decide to continue to operate the Venezuelan business and reassess our plan at some point in the future.

Management  Services

     We use our engineering and operating expertise to provide management of third party drilling service activities. These services are provided through service teams generally consisting of Company personnel and third-party subcontractors, with the Company frequently serving as lead contractor. The work generally consists of individual contractual agreements to meet specific client needs and may be provided on either a dayrate or fixed price basis. As of March 1, 2002, we performed such services only in the North Sea.

Drilling  Contracts

     Our contracts to provide offshore drilling services are individually negotiated and vary in their terms and provisions. We obtain most of our contracts through competitive bidding against other contractors. Drilling contracts generally provide for payment on a dayrate basis, with higher rates while the drilling unit is operating and lower rates for periods of mobilization or when drilling operations are interrupted or restricted by equipment breakdowns, adverse environmental conditions or other conditions beyond our control.

     A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well or group of wells or covering a stated term. These contracts typically can be terminated by the client under various circumstances such as the loss or destruction of the drilling unit or the suspension of drilling operations for a specified period of time as a result of a breakdown of major equipment. The contract term in some instances may be extended by the client exercising options for the drilling of additional wells or for an additional term, or by exercising a right of first refusal. In reaction to depressed market conditions, our clients may seek renegotiation of firm drilling contracts to reduce their obligations or may seek to suspend or terminate their contracts. Some drilling contracts permit the customer to terminate the contract at the customer's option without paying a termination fee. Suspension of drilling contracts results in loss of the dayrate for the period of the suspension. If our customers cancel some of our significant contracts and we are unable to secure new contracts on substantially similar terms, or if contracts are suspended for an extended period of time, it could adversely affect our results of operations.

     The Company and Statoil are parties to a cooperation agreement extending through 2005. However, only two semisubmersibles, the Transocean Prospect and Transocean Searcher, remain subject to the agreement.

Significant  Clients

     During the past five years, we have engaged in offshore drilling for most of the leading international oil companies (or their affiliates) in the world, as well as for many government-controlled and independent oil companies. Principal clients included BP, Petrobras, the Royal Dutch Shell Group, Statoil, ChevronTexaco, TotalFinaElf, Woodside, Unocal and Norsk Hydro. Our largest unaffiliated clients in 2001 were BP and Petrobras accounting for 12.3 percent and 10.9 percent, respectively, of our 2001 operating revenues. No other unaffiliated client accounted for 10 percent or more of our 2001 operating revenues (see Note 17 to our consolidated financial statements). The loss of any of these significant clients could, at least in the short term, have a material adverse effect on our results of operations.

Industry  Conditions  and  Competition

     Our business depends on the level of activity in oil and gas exploration, development and production in market segments worldwide, with the U.S. and international offshore and U.S. inland marine areas being our primary market segments. Oil and gas prices and market expectations of potential changes in these prices significantly affect this level of activity. Worldwide military, political and economic events have contributed to oil and gas price volatility and are likely to do so in the future. Oil and gas prices are extremely volatile and are affected by numerous factors, including worldwide demand for oil and gas, the ability of the Organization of Petroleum Exporting Countries (commonly called "OPEC") to set and maintain production levels and pricing, the level of production in non-OPEC countries, the policies of the various governments regarding exploration and development of their oil and gas reserves, advances in exploration and development technology and the worldwide military and political environment, including uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crisis in the Middle East or other geographic areas in which we operate or further acts of terrorism in the United States, or elsewhere.

     The offshore and inland marine contract drilling industry is highly competitive with numerous industry participants, none of which has a dominant market share. Drilling contracts are traditionally awarded on a competitive bid basis. Intense price competition is often the primary factor in determining which qualified contractor is awarded a job, although rig availability and the quality and technical capability of service and equipment may also be considered. Recent mergers among oil and natural gas exploration and production companies have reduced the number of available customers.

     Our industry has historically been cyclical and may be impacted by oil and gas price levels and volatility. There have been periods of high demand, short rig supply and high dayrates, followed by periods of low demand, excess rig supply and low dayrates. Changes in commodity prices can have a dramatic effect on rig demand, and periods of excess rig supply intensify the competition in the industry and often result in rigs being idle for long periods of time. We may be required to idle rigs or enter into lower rate contracts in response to market conditions in the future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Outlook."

     We require highly skilled personnel to operate and provide technical services and support for our drilling units. To the extent that demand for drilling services and the size of the worldwide industry fleet increase, shortages of qualified personnel could arise, creating upward pressure on wages.

Operating  Risks

     Our operations are subject to the usual hazards inherent in the drilling of offshore oil and gas wells, such as blowouts, reservoir damage, loss of production, loss of well control, punchthroughs, cratering or fires. The occurrence of these events could result in the suspension of drilling operations, damage to or destruction of the equipment involved and injury to or death of rig personnel. We are also subject to personal injury and other claims of rig personnel as a result of its drilling operations. Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, failure of subcontractors to perform or supply goods or services or personnel shortages. In addition, offshore drilling operations are subject to perils peculiar to marine operations, including capsizing, grounding, collision and loss or damage from severe weather. Damage to the environment could also result from our operations, particularly through oil spillage or extensive uncontrolled fires. We are also subject to property, environmental and other damage claims.

     We maintain broad insurance coverage, including insurance against general and marine third-party liabilities. Our offshore drilling equipment is covered by physical damage insurance policies, which cover against marine and other perils, including losses due to capsizing, grounding, collision, fire, lightning, hurricanes, wind, storms, action of waves, punchthroughs, cratering, blowouts, explosions and war risks. We also carry employer's liability and other insurance customary in the offshore contract drilling business. We do not normally carry loss of hire or business interruption insurance.

     Consistent with standard industry practice, our clients generally assume, and indemnify us against, well control and subsurface risks under dayrate contracts. These risks are those associated with the loss of control of a well, such as blowout or cratering, the cost to regain control or redrill the well and associated pollution. However, there can be no assurance that these clients will necessarily be financially able to indemnify us against all these risks.

     We believe we are adequately insured in accordance with industry standards against normal risks in our operations; however, such insurance coverage may not in all situations provide sufficient funds to protect us from all liabilities that could result from our drilling operations. Although our current practice is to insure the majority of our drilling units for their approximate net book value, our insurance would not completely cover the costs that would be required to replace certain of our units, including certain high-specification semisubmersibles and drillships. Moreover, our insurance coverage in most cases does not protect against loss of revenues. Accordingly, the occurrence of a casualty or loss against which we are not fully insured could have a material adverse effect on our consolidated financial position or results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Other Factors Affecting Operating Results" regarding the effects of the September 11th attacks.

     We are subject to liability under various environmental laws and regulations. See "-Regulation." We have generally been able to obtain some degree of contractual indemnification pursuant to which our clients agree to protect and indemnify us against liability for pollution, well and environmental damages; however, there is no assurance that we can obtain such indemnities in all of our contracts or that, in the event of extensive pollution and environmental damages, the clients will have the financial capability to fulfill their contractual obligations to us. Also, these indemnities may not be enforceable in all instances. For some contracts where the risk allocation or counterparty risk exposure is considered high, we can purchase additional insurance such as "operators extra expense insurance" against well control risks.

     We completed our newbuild program in 2001 with the delivery of one high-specification drillship and four high-specification semisubmersibles. We have experienced some start-up difficulties with most of our newbuild rigs, which can affect downtime and operating revenues. While we expect our newbuild rig fleet to operate with average downtime comparable to industry norms, there can be no assurance that future operational problems will not arise. Should problems occur which cause significant downtime or significantly affect a newbuild rig's performance or safety, our clients may attempt to terminate or suspend the drilling contract, particularly any of the long-term contracts associated with most of the newbuild rigs. In the event of termination of a drilling contract for one of these rigs, it is unlikely that we would be able to secure a replacement contract on as favorable terms.

International  Operations

     Our operations are geographically dispersed in oil and gas exploration and development areas throughout the world. Because our drilling rigs are mobile assets and are able to be moved according to prevailing market conditions, we cannot predict the percentage of our revenues that will be derived from particular geographic or political areas in future periods.

     Our operations are subject to certain political and other uncertainties, including risks of war and civil disturbances or other events that disrupt markets, expropriation of equipment, inability to repatriate income or capital, changing taxation policies and the general hazards associated with governmental sovereignty over certain areas in which operations are conducted. We are protected to a substantial extent against capital loss, but generally not loss of revenue, from most of such risks through insurance, indemnity provisions in our drilling contracts, or both. The necessity of insurance coverage for risks associated with political unrest, expropriation and environmental remediation for operating areas not covered under our existing insurance policies is evaluated on an individual contract basis. As of March 1, 2002, all areas in which we were operating were covered by existing insurance policies. Although we maintain insurance in the areas in which we operate, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance or a recoverable indemnity from a client, it could adversely affect our consolidated results of operations.

     Our operations are also subject to significant government regulation. Some governments favor or effectively require the awarding of drilling contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may adversely affect our ability to compete in these jurisdictions. We expect to continue to structure our operations in order to remain competitive in the international markets.

     Another risk inherent in our operations is the possibility of currency exchange losses where revenues are received and expenses are paid in nonconvertible currencies. We may also incur losses as a result of an inability to collect revenues because of a shortage of convertible currency available to the country of operations. We seek to limit these risks by structuring contracts such that compensation is made in freely convertible currencies and, to the extent possible, by limiting acceptance of blocked currencies to amounts that match its expense requirements in local currency. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Foreign Exchange Risk."

Regulation

     Our operations are affected from time to time in varying degrees by governmental laws and regulations. The drilling industry is dependent on demand for services from the oil and gas exploration industry and, accordingly, is affected by changing tax and other laws relating to the energy business generally.

     International contract drilling operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to the equipping and operation of drilling units, currency conversions and repatriation, oil and gas exploration and development, taxation of offshore earnings and earnings of expatriate personnel and use of local employees and suppliers by foreign contractors. Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exportation of oil and gas and other aspects of the oil and gas industries in their countries. In addition, government action, including initiatives by OPEC, may continue to cause oil price volatility. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil companies and may continue to do so.

     In the U.S., regulations applicable to our operations include certain regulations controlling the discharge of materials into the environment, requiring removal and cleanup of materials that may harm the environment or otherwise relating to the protection of the environment. For example, we, as an operator of mobile offshore drilling units in navigable United States waters and certain offshore areas, may be liable for damages and costs incurred in connection with oil spills for which we are held responsible, subject to certain limitations. Laws and regulations protecting the environment have become more stringent, and may in certain circumstances impose "strict liability," rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Some of these laws and regulations may expose us to liability for the conduct of or conditions caused by others, or for our acts which were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on our consolidated financial position and results of operations.

     The U.S. Oil Pollution Act of 1990 ("OPA") and related regulations impose a variety of requirements on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills. Few defenses exist to the liability imposed by OPA, and such liability could be substantial. Failure to comply with ongoing requirements or inadequate cooperation in a spill event could subject a responsible party to civil or criminal enforcement action.

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

     The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability without regard to fault or the legality of the original conduct on some classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a facility where a release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at a particular site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. It is not uncommon for third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We could be subject to liability under CERCLA principally in connection with our onshore activities.

     Certain of the other countries in whose waters we are presently operating or may operate in the future have regulations covering the discharge of oil and other contaminants in connection with drilling operations.

     Although significant capital expenditures may be required to comply with these governmental laws and regulations, such compliance has not materially adversely affected the earnings or competitive position.

Employees

     As of March 1, 2002, we had approximately 14,260 employees, including approximately 2,160 persons contracted through contract labor providers. We require highly skilled personnel to operate our drilling units. As a result, we conduct extensive personnel recruiting, training and safety programs.

     On March 1, 2002, we had approximately 13 percent of our employees worldwide working under collective bargaining agreements, most of whom were working in Norway, Nigeria, Brazil and Venezuela. Of these represented employees, a majority are working under agreements that are subject to salary negotiation in 2002. In addition, we have signed a recognition agreement requiring negotiation with a labor union representing employees in the U.K. These negotiations, which are expected to commence in the second quarter of 2002, could lead to collective bargaining agreements covering these employees, which could result in higher personnel expenses, other increased costs or increased operating restrictions.

ITEM  2.     Properties

     The description of our property included under "Item 1. Business" is incorporated by reference herein.

     We maintain offices, land bases and other facilities worldwide, including our principal executive offices in Houston, Texas and regional operational offices in the U.S., Brazil, U.K., Norway, France, Dubai and Indonesia. Our remaining offices and bases are located in various countries in North America, South America, Europe, Africa, the Middle East and Asia. We lease most of these facilities.

     The Company acquired R&B Falcon's oil and gas business in the merger described under "Item 1. Business." The business is operated primarily through R&B Falcon's majority-owned subsidiary Reading & Bates Development Co. ("Devco"). Devco owns an 11 percent working interest in production sharing contracts covering approximately 3.1 million acres in deepwater offshore Gabon, West Africa. A subsidiary of TotalFinaElf is the operator. A 4,400 square kilometer 3-D seismic program was shot in 1999. Processing of the seismic data commenced in late 1999, and interpretation continued through 2000. A four well exploration drilling program, in which the Company was fully carried, was completed in December 2001. To date, the operator has not released substantive drilling results. In January 2001, R&B Falcon purchased for $34.7 million the approximately 13.6 percent minority interest in Devco which was owned by former directors and employees of R&B Falcon and directors and employees of Devco (including current director of the Company Paul B. Loyd, Jr. and former director Charles A. Donabedian). In connection with the purchase, a $0.3 million bonus was paid to Richard A. Pattarozzi, a current director of the Company. The purchase price was based on a valuation by a third-party advisor.

ITEM  3.     Legal  Proceedings

     In 1990 and 1991, two of the Company's subsidiaries were served with various assessments collectively valued at approximately $7 million from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services. The Company believes that neither subsidiary is liable for the taxes and has contested the assessments in the Brazilian administrative and court systems. In October 2001, the Brazil Supreme Court rejected the Company's appeal of an adverse lower court's ruling with respect to a June 1991 assessment, which was valued at approximately $6 million. The Company is challenging the assessment in a separate proceeding, which is currently at the trial court level. We have received adverse rulings at various levels in connection with a disputed August 1990 assessment which is still pending before the Brazil Superior Court of Justice. The Company also received an adverse ruling from the Taxpayer's Council in connection with an October 1990 assessment and is appealing the ruling. If the Company's defenses are ultimately unsuccessful, the Company believes that the Brazilian government-controlled oil company, Petrobras, has a contractual obligation to reimburse the Company for municipal tax payments required to be paid by them. The Company does not expect the liability, if any, resulting from these assessments to have a material adverse effect on its business or consolidated financial position.

     The Indian Customs Department, Mumbai, filed a "show cause notice" against a subsidiary of the Company and various third parties in July 1999. The show cause notice alleged that the initial entry into India in 1988 and other subsequent movements of the Trident II jackup rig operated by the subsidiary constituted imports and exports for which proper customs procedures were not followed and sought payment of customs duties of approximately $31 million based on an alleged 1998 rig value of $49 million, with interest and penalties, and confiscation of the rig. In January 2000, the Customs Department issued its order, which found that the Company had imported the rig improperly and intentionally concealed the import from the authorities, and directed the Company to pay a redemption fee of approximately $3 million for the rig in lieu of confiscation and to pay penalties of approximately $1 million in addition to the amount of customs duties owed. In February 2000, the Company filed an appeal with the Customs, Excise and Gold (Control) Appellate Tribunal ("CEGAT") together with an application to have the confiscation of the rig stayed pending the outcome of the appeal. In March 2000, the CEGAT ruled on the stay application, directing that the confiscation be stayed pending the appeal. The CEGAT issued its opinion on the Company's appeal on February 2, 2001, and while it found that the rig was imported in 1988 without proper documentation or payment of duties, the redemption fee and penalties were reduced to less than $0.1 million in view of the ambiguity surrounding the import practice at the time and the lack of intentional concealment by the Company. The CEGAT further sustained the Company's position regarding the value of the rig at the time of import as $13 million and ruled that subsequent movements of the rig were not liable to import documentation or duties in view of the prevailing practice of the Customs Department, thus limiting the Company's exposure as to custom duties to approximately $6 million. Following the CEGAT order, the Company tendered payment of redemption, penalty and duty in the amount specified by the order by offset against a $0.6 million deposit and $10.7 million guarantee previously made by the Company. The Customs Department attempted to draw the entire guarantee, alleging the actual duty payable is approximately $22 million based on an interpretation of the CEGAT order that the Company believes is incorrect. This action was stopped by an interim ruling of the High Court, Mumbai on writ petition filed by the Company. Both the Customs Department and the Company filed appeals with the Supreme Court of India against the order of the CEGAT, and both appeals have been admitted. The Company applied for an expedited hearing, which was denied. The Company and its customer agreed to pursue and obtained the issuance of documentation from the Ministry of Petroleum that, if accepted by the Customs Department, would reduce the duty to nil. The agreement with the customer further provides that if this reduction was not obtained by December 31, 2001, the customer would pay the duty up to a limit of $7.7 million. The Customs Department has not accepted the documentation or agreed to refund the duties already paid. The Company has requested the refund from the customer and also intends to pursue the action with the Customs Department. The Company does not expect, in any event, that the ultimate liability, if any, resulting from the matter will have a material adverse effect on its business or consolidated financial position.

     In January 2000, a pipeline in the U.S. Gulf of Mexico was damaged by an anchor from one of the Company's drilling rigs while the rig was under tow. The incident resulted in damage to offshore facilities, including a crude oil pipeline, the release of hydrocarbons from the damaged section of the pipeline and the shutdown of the pipeline and allegedly affected production platforms. All appropriate governmental authorities were notified, and the Company cooperated fully with the operator and relevant authorities in support of the remediation efforts. Certain owners and operators of the pipeline (Poseidon Oil Pipeline Company LLC, Equilon Enterprises LLC, Poseidon Pipeline Company, LLC and Marathon Oil Company) filed suit in March 2000 in federal court, Eastern District of Louisiana, alleging various damages in excess of $30 million. A second suit was filed by Walter Oil & Gas Corporation and certain other plaintiffs in Harris County, Texas alleging various damages in excess of $1.8 million, and the Company obtained a summary judgement against Walter Oil & Gas Corporation and Amerada Hess. The Company has filed a limitation of liability proceeding in federal court, Eastern District of Louisiana, claiming benefit of various statutes providing limitation of liability for vessel owners, the result of which has been to stay the first two suits and to cause potential claimants (including the plaintiffs in the existing suits) to file claims in this proceeding. El Paso Energy Corporation, the owner/operator of the platform from which a riser was allegedly damaged, and Texaco Exploration and Production Inc. have filed claims in the limitation of liability proceeding as well. The Company expects that existing insurance will substantially cover any potential liability associated with this matter and that the outcome of this matter will not have a material adverse effect on its business or consolidated financial position.

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

     In November 1988, a lawsuit was filed in the U.S. District Court for the Southern District of West Virginia against Reading & Bates Coal Co., a wholly owned subsidiary of R&B Falcon, by SCW Associates, Inc. claiming breach of an alleged agreement to purchase the stock of Belva Coal Company, a wholly owned subsidiary of Reading & Bates Coal Co. with coal properties in West Virginia. When those coal properties were sold in July 1989 as part of the disposition of R&B Falcon's coal operations, the purchasing joint venture indemnified Reading & Bates Coal Co. and R&B Falcon against any liability Reading & Bates Coal Co. might incur as a result of this litigation. A judgment for the plaintiff of $32,000 entered in February 1991 was satisfied and Reading & Bates Coal Co. was indemnified by the purchasing joint venture. On October 31, 1990, SCW Associates, Inc., the plaintiff in the above-referenced action, filed a separate ancillary action in the Circuit Court, Kanawha County, West Virginia against R&B Falcon, Caymen Coal, Inc. (the former owner of R&B Falcon's West Virginia coal properties), as well as the joint venture, Mr. William B. Sturgill (the former President of Reading & Bates Coal Co.) personally, three other companies in which the Company believes Mr. Sturgill holds an equity interest, two employees of the joint venture, First National Bank of Chicago and First Capital Corporation. The lawsuit seeks to recover compensatory damages of $50 million and punitive damages of $50 million for alleged tortuous interference with the contractual rights of the plaintiff and to impose a constructive trust on the proceeds of the use and/or sale of the assets of Caymen Coal, Inc. as they existed on October 15, 1988. Currently, the case is pending review by the West Virginia Supreme Court of Appeals on a certification of a question of law as to whether denial of the Company's motion for summary judgement was appropriate, and discovery is proceeding. The Company intends to defend its interests vigorously and believes that the damages alleged by the plaintiff in this action are highly exaggerated. In any event, the Company believes that it has valid defenses and does not expect that the ultimate outcome of this case will have a material adverse effect on its business or consolidated financial position.

     In December 1998, Mobil North Sea Limited ("Mobil") purportedly terminated its contract for use of the Jack Bates based on failure of two mooring lines while anchor recovery operations at a Mobil well location had been suspended during heavy weather. The Company did not believe that Mobil had the right to terminate this contract. The Company later recontracted the Jack Bates to Mobil at a lower dayrate. The Company filed a request for arbitration with the London Court of International Arbitration seeking damages for the termination, and Mobil in turn counterclaimed against the Company seeking damages for the Company's alleged breaches of the original contract. The arbitrators ruled that Mobil did have the right to terminate the contract, and the counterclaim against the Company is proceeding. The Company does not expect that the ultimate outcome of this case will have a material adverse effect on its business or consolidated financial position.

     In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against Cliffs Drilling, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. The Company is in the process of preparing its appeal of such judgment. The Company believes that all but potentially the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of Cliffs Drilling; however, the insurers and underwriters have denied coverage. Cliffs Drilling has instituted litigation against those insurers and underwriters to enforce its rights under the relevant policies. The Company does not expect that the ultimate outcome of this case will have a material adverse effect on its business or consolidated financial position.

     In October 2001, the Company was notified by the U.S. Environmental Protection Agency ("EPA") that the EPA had identified a subsidiary of the Company as a potentially responsible party in connection with the Palmer Barge Line superfund site located in Port Arthur, Jefferson County, Texas. Based upon the information provided by the EPA and the Company's review of its internal records to date, the Company disputes its designation as a potentially responsible party and does not expect that the ultimate outcome of this case will have a material adverse effect on its business or consolidated financial position.

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

ITEM  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

     The Company did not submit any matter to a vote of its security holders during the fourth quarter of 2001.

Executive  Officers  of  the  Registrant

                                                                                              AGE AS OF
OFFICER                                                 OFFICE                              MARCH 1, 2002
--------------------------  --------------------------------------------------------------  -------------
J. Michael Talbert . . . .  Chief Executive Officer and Director                                       55
Robert L. Long . . . . . .  President                                                                  56
W. Dennis Heagney. . . . .  Executive Vice President and Chief Operating Officer                       54
Jean P. Cahuzac. . . . . .  Executive Vice President, Operations                                       48
Jon C. Cole. . . . . . . .  Executive Vice President, Shallow Water and
                              Inland Water Operations                                                  49
Donald R. Ray. . . . . . .  Executive Vice President, Technical Services                               55
Eric B. Brown. . . . . . .  Senior Vice President, General Counsel and Corporate Secretary             50
Gregory L. Cauthen . . . .  Vice President, Chief Financial Officer and Treasurer                      44
Barbara S. Koucouthakis. .  Vice President and Chief Information Officer                               43
Ricardo H. Rosa. . . . . .  Vice President and Controller                                              45
Jurgen Sager . . . . . . .  Vice President, Human Resources                                            43
Brian C. Voegele . . . . .  Vice President, Tax                                                        42
Michael I. Unsworth. . . .  Vice President, Marketing                                                  43

     The officers of the Company are elected annually by the Board of Directors. There is no family relationship between any of the above-named executive officers.

     J. Michael Talbert has served as the Chief Executive Officer and a member of the Board of Directors of the Company since August 1994. Mr. Talbert also served as Chairman of the Board of the Company from August 1994 until the time of the Sedco Forex merger and as President of the Company from the time of such merger until December 2001. Mr. Talbert is also a director of Equitable Resources, Inc. Prior to assuming his duties with the Company, Mr. Talbert was President and Chief Executive Officer of Lone Star Gas Company, a natural gas distribution company and a division of Ensearch Corporation.

     Robert L. Long is President of the Company. Mr. Long served as Chief Financial Officer of the Company from August 1996 until December 2001. Mr. Long served as Senior Vice President of the Company from May 1990 until the time of the Sedco Forex merger, at which time he assumed the position of Executive Vice President. Mr. Long also served as Treasurer of the Company from September 1997 until March 2001. Mr. Long has been employed by the Company since 1976 and was elected Vice President in 1987.

     W. Dennis Heagney is Executive Vice President and Chief Operating Officer of the Company. Mr. Heagney served as a director of the Company from June 1997 and President and Chief Operating Officer of the Company from April 1986 until the time of the Sedco Forex merger, at which time he assumed the positions of Executive Vice President and President, Asia and the Americas. He assumed his current position in February 2001. He has been employed by the Company since 1969 and was elected Vice President in 1983 and Senior Vice President in 1984.

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

     Jon C. Cole is Executive Vice President, Shallow Water and Inland Water Operations of the Company. Mr. Cole served as Senior Vice President of the Company from April 1993 until the time of the Sedco Forex merger, at which time he assumed the position of Executive Vice President, Marketing. He assumed his current position in February 2001. Mr. Cole joined the Company in 1977 and was elected Vice President in 1990.

     Donald R. Ray is Executive Vice President, Technical Services of the Company. Mr. Ray served as Senior Vice President of the Company, with responsibility for technical services, from December 1996 until the time of the Sedco Forex merger, at which time he assumed the position of Senior Vice President, Technical Services. He assumed his current position in February 2001. Mr. Ray has been employed by the Company since 1972 and has served as a Vice President of the Company since 1986.

     Eric  B.  Brown  is  Senior  Vice  President, General Counsel and Corporate
Secretary of the Company. He served as Vice President and General Counsel of the Company since February 1995 and Corporate Secretary of the Company since September 1995. He assumed his current position in February 2001. Prior to assuming his duties with the Company, Mr. Brown served as General Counsel of Coastal Gas Marketing Company.

     Gregory L. Cauthen is Vice President, Chief Financial Officer and Treasurer of the Company. Mr. Cauthen assumed his current position in December 2001. Prior to joining the Company, he served as President and Chief Executive Officer of WebCaskets.com, Inc. from June 2000 until February 2001. Previously he served as Senior Vice President, Financial Services at Service Corporation International where he had been employed in various positions since February 1991.

     Barbara S. Koucouthakis is Vice President and Chief Information Officer of the Company. Ms. Koucouthakis served as Controller of the Company from January 1990 and Vice President from April 1993 until the time of the Sedco Forex merger, at which time she assumed her current position. She has been employed by the Company since 1982.

     Ricardo H. Rosa is Vice President and Controller of the Company. Mr. Rosa served as Controller of Sedco Forex from September 1995 until the time of the Sedco Forex merger, at which time he assumed his current position with the Company. Mr. Rosa had been employed in various positions by Schlumberger since 1983. Prior to joining Schlumberger in 1983, he served as an Audit Manager for the accounting firm, Price Waterhouse.

     Jurgen Sager is Vice President, Human Resources of the Company. Mr. Sager previously served as Director, Corporate Planning for the Company from February 2000 until February 2001, and President of Transocean Petroleum Technology, the Company's coiled tubing business, from February 1998 to February 2000, prior to which he served as Manager, Worldwide Drilling Services. He assumed his current position in May 2001. Mr. Sager has been employed by the Company since 1985.

     Brian C. Voegele is Vice President, Tax of the Company. Mr. Voegele served as Vice President, Finance from March 1998 until March 2001 at which time he assumed his current position with the Company. Previously, he served as Director of Tax for the Company from June 1993. Prior to joining the Company in 1993, he served as Tax Manager for Sonat Inc. and as a Tax Manager for the accounting firm, Ernst & Young LLP.

     Michael I. Unsworth is Vice President, Marketing of the Company. Mr. Unsworth served as Region Manager, Asia for the Company from the time of the Sedco Forex merger until February 2001, at which time he assumed his present position with the Company. Previously, he served as Region Manager, Asia for Sedco Forex from 1998 through 1999 and had been employed in various marketing and management positions by Schlumberger since 1981.

                                    PART II

ITEM 5.   Market  for  Registrant's  Common  Equity  and Related Shareholder
          Matters

     Our ordinary shares are listed on the New York Stock Exchange (the "NYSE") under the symbol "RIG." The following table sets forth the high and low sales prices of our ordinary shares for the periods indicated as reported on the NYSE Composite Tape.

                                                                  PRICE
                                                             ----------------
                                                              HIGH      LOW
                                                             -------  -------
2000
  First Quarter . . . . . . . . . . . . . . . . . . . . . .  $53.125  $29.250
  Second Quarter. . . . . . . . . . . . . . . . . . . . . .   56.188   41.250
  Third Quarter . . . . . . . . . . . . . . . . . . . . . .   64.625   45.625
  Fourth Quarter. . . . . . . . . . . . . . . . . . . . . .   65.500   34.375

2001
  First Quarter . . . . . . . . . . . . . . . . . . . . . .  $54.500  $40.600
  Second Quarter. . . . . . . . . . . . . . . . . . . . . .   57.690   40.350
  Third Quarter . . . . . . . . . . . . . . . . . . . . . .   37.680   23.050
  Fourth Quarter. . . . . . . . . . . . . . . . . . . . . .   34.220   24.200

2002
  First Quarter (through February 28) . . . . . . . . . . .  $33.460  $26.510

     On February 28, 2002, the last reported sales price of our ordinary shares on the NYSE Composite Tape was $28.01 per share. On such date, there were approximately 25,911 holders of record of the Company's ordinary shares and 319,131,115 ordinary shares outstanding.

     We have paid quarterly cash dividends of $0.03 per ordinary share since the fourth quarter of 1993. Any future declaration and payment of dividends will be
(i) dependent upon our results of operations, financial condition, cash requirements and other relevant factors, (ii) subject to the discretion of the Board of Directors, (iii) subject to restrictions contained in our bank credit agreements and note purchase agreement and (iv) payable only out of our profits or share premium account in accordance with Cayman Islands law.

     There is currently no reciprocal tax treaty between the Cayman Islands and the United States regarding withholding.

ITEM  6.     Selected  Consolidated  Financial  Data

     The selected consolidated financial data as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001 has been derived from the audited consolidated financial statements included elsewhere herein. The selected consolidated financial data as of December 31, 1999, 1998 and 1997, and for the years ended December 31, 1998 and 1997 has been derived from audited consolidated financial statements not included herein. The following data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and the notes thereto included under "Item 8. Financial Statements and Supplementary Data."

     On January 31, 2001, we completed a merger transaction with R&B Falcon. As a result of the merger, R&B Falcon became an indirect wholly owned subsidiary of us. The merger was accounted for as a purchase and we were treated as the accounting acquiror. The balance sheet data as of December 31, 2001 represents the consolidated financial position of the combined company. The statement of operations and other financial data for the year ended December 31, 2001 include eleven months of operating results and cash flows for R&B Falcon.

     On  December  31,  1999,  the  merger of Transocean Offshore Inc. and Sedco
Forex was completed. Sedco Forex was the offshore contract drilling service business of Schlumberger and was spun-off immediately prior to the merger transaction. As a result of the merger, Sedco Forex became a wholly owned subsidiary of Transocean Offshore Inc., which changed its name to

Transocean Sedco Forex Inc. The merger was accounted for as a purchase with Sedco Forex treated as the accounting acquiror. The balance sheet data as of December 31, 2000 and 1999 and the statement of operations and other financial data for the year ended December 31, 2000 represent the consolidated financial position, cash flows and results of operations of the merged company. The balance sheet data, statement of operations and other financial data for the periods prior to the merger, represent the financial position, cash flows and results of operations of Sedco Forex and not those of historical Transocean Offshore Inc.

                                                       YEARS ENDED DECEMBER 31,
                                       ------------------------------------------------------
                                        2001     2000    1999         1998         1997
                                       -------  ------  ------       ------       ------
                                              (IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
Operating revenues. . . . . . . . . .  $ 2,820  $1,230  $  648       $1,091       $  891
Operating income. . . . . . . . . . .      550     133      49          377          299
Income before extraordinary items . .      272     107      58          342          260
Earnings per share
    Basic . . . . . . . . . . . . . .  $  0.88  $ 0.51  $ 0.53  (a)  $ 3.12  (a)  $ 2.38  (a)
    Diluted . . . . . . . . . . . . .  $  0.86  $ 0.50  $ 0.53  (a)  $ 3.12  (a)  $ 2.38  (a)

OTHER FINANCIAL DATA
Cash flows from operating activities.  $   567  $  196  $  241       $  473       $  318
Capital expenditures. . . . . . . . .      506     575     537          425          187
EBITDA (b). . . . . . . . . . . . . .    1,191     401     186          508          420

BALANCE SHEET DATA (AT END OF PERIOD)
Total assets. . . . . . . . . . . . .  $17,020  $6,359  $6,140       $1,473       $1,051
Total debt. . . . . . . . . . . . . .    5,024   1,453   1,266          100          160
Total equity. . . . . . . . . . . . .   10,910   4,004   3,910          564          363
Dividends per share . . . . . . . . .  $  0.12  $ 0.12       -            -            -

--------------------
(a) Unaudited pro forma earnings per share was calculated using the Transocean Sedco Forex Inc. ordinary shares issued pursuant to the Sedco Forex merger agreement and the dilutive effect of Transocean Sedco Forex Inc. stock options granted to former Sedco Forex employees at the time of the Sedco Forex merger, as applicable.

(b) Earnings before interest, taxes, depreciation and amortization ("EBITDA") is presented here because it is a widely accepted financial indication of a company's ability to incur and service debt. EBITDA measures presented may not be comparable to similarly titled measures used by other companies. EBITDA is not a measurement presented in accordance with accounting principles generally accepted in the United States ("GAAP") and is not intended to be used in lieu of GAAP presentations of results of consolidated operations and cash provided by operating activities.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the information contained in the audited consolidated financial statements and the notes thereto included under "Item 8. Financial Statements and Supplementary Data" elsewhere in this annual report.

Overview

     Transocean Sedco Forex Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company," "we," "us" or "our") is a leading international provider of offshore and inland marine contract drilling services for oil and gas wells. As of March 1, 2002, we owned, had partial ownership interests in or operated more than 160 mobile offshore and barge drilling units. As of this date, our active fleet consisted of 31 high-specification drillships and semisubmersibles ("floaters"), 30 other floaters, 54 jackup rigs, 35 drilling barges, four tenders and three submersible drilling rigs. In addition, the fleet includes a platform drilling rig, as well as 10 land drilling rigs in Venezuela. We contract our drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. We also provide additional services, including management of third-party well service activities.

     On January 31, 2001, we completed a merger transaction with R&B Falcon Corporation ("R&B Falcon"). At the time of the merger, R&B Falcon owned, had partial ownership interests in, operated or had under construction more than 100 mobile offshore drilling units and other units utilized in the support of offshore drilling activities. As a result of the merger, R&B Falcon became our indirect wholly owned subsidiary. The merger was accounted for as a purchase and we were the accounting acquiror. The consolidated balance sheet as of December 31, 2001 represents the consolidated financial position of the combined company. The consolidated statements of operations and cash flows for the year ended December 31, 2001 include eleven months of operating results and cash flows for R&B Falcon.

     On December 31, 1999, the merger of Transocean Offshore Inc. and Sedco Forex Holdings Limited ("Sedco Forex") was completed. Sedco Forex was the offshore contract drilling service business of Schlumberger Limited ("Schlumberger") and was spun-off immediately prior to the merger transaction. At the time of the merger, Sedco Forex owned, had partial ownership interests in, operated or had under construction 44 mobile offshore drilling units. As a result of the merger, Sedco Forex became a wholly owned subsidiary of Transocean Offshore Inc., which changed its name to Transocean Sedco Forex Inc. The merger was accounted for as a purchase with Sedco Forex as the accounting acquiror. The consolidated balance sheet as of December 31, 2000 and 1999 and the consolidated statements of cash flows and operations for the year ended December 31, 2000 represent the financial position, cash flows and results of operations of the merged company. The consolidated statements of cash flows and operations for the year ended December 31, 1999 represent the cash flows and results of operations of Sedco Forex and not those of historical Transocean Offshore Inc.

     Prior to the R&B Falcon merger, we operated in one industry segment. As a result of acquiring shallow and inland water drilling units in the R&B Falcon merger, our operations have been aggregated into two reportable segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. The International and U.S. Floater Contract Drilling Services segment consists of high-specification floaters, other floaters, non-U.S. jackups, other mobile offshore and land drilling units, other assets used in support of offshore drilling activities and other offshore support services. The Gulf of Mexico Shallow and Inland Water segment consists of the Gulf of Mexico jackups and submersible drilling rigs and the U.S. inland drilling barges. Effective January 1, 2002, our operations in Venezuela became a part of our Gulf of Mexico Shallow and Inland Water segment.

Critical  Accounting  Policies  And  Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, materials and supplies obsolescence, investments, intangible assets and goodwill, income taxes, financing operations, workers' insurance, pensions and other post-retirement and employment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following are our most critical accounting policies. These policies require significant judgments and estimates used in the preparation of our consolidated financial statements.

     Allowance for doubtful accounts - We establish reserves for doubtful accounts on a case-by-case basis when we believe the required payment of specific amounts owed to us is unlikely to occur. We derive a majority of our revenue from services to international oil companies and government-owned or government-controlled oil companies. Our receivables are concentrated in various countries. We generally do not require collateral or other security to support customer receivables. If the financial condition of our customers was to deteriorate or their access to freely convertible currency was restricted, resulting in impairment of their ability to make the required payments, additional allowances may be required.

     Valuation allowance for deferred tax assets - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the valuation allowance would reduce income in the period such determination was made.

     Goodwill impairment - We review the carrying value of goodwill when facts and circumstances, such as a decline in quoted market value of our ordinary shares, suggest an other than temporary decline in the recorded value.
Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangibles. As a result of this statement, we will no longer amortize goodwill but will perform an initial test of impairment and then assess goodwill for impairment at least annually thereafter. Because our business is cyclical in nature, goodwill could be significantly impaired depending on when in the business cycle the assessment is performed.

     Contingent liabilities - We establish reserves for estimated loss contingencies when we believe a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect our previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter. Should the outcome differ from our assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required.

     Contract preparation and mobilization revenues and expenses - Costs incurred in preparing and mobilizing drilling units for new drilling contracts are deferred from the date we have a firm commitment from the customer and recognized as operating and maintenance expense over the estimated primary term of the drilling contract. Revenues earned during or as a result of the contract preparation and mobilization periods are also deferred and recognized over the estimated primary term of the drilling contract. If a customer was to prematurely terminate the contract, any unamortized deferred costs and revenues would be recognized in the period the contract was terminated.

Historical  2001  compared  to  2000

                                                      YEARS ENDED
                                                      DECEMBER 31,
                                                  ------------------
                                                                                  %
                                                    2001      2000     CHANGE   CHANGE
                                                  --------  --------  --------  -------
                                                     (IN MILLIONS, EXCEPT % CHANGE)
OPERATING REVENUES
International and U.S. Floater Contract Drilling
  Services . . . . . . . . . . . . . . . . . . .  $2,424.1  $1,229.5  $1,194.6      97%
Gulf of Mexico Shallow and Inland Water. . . . .     396.0         -     396.0     100%
                                                  --------  --------  --------  -------
                                                  $2,820.1  $1,229.5  $1,590.6     129%
                                                  ========  ========  ========  =======

     The increase in International and U.S. Floater Contract Drilling Services operating revenues related to R&B Falcon operations of $806.7 million since the R&B Falcon merger, $210.7 million in revenues from four newbuild drilling units placed into service subsequent to September 30, 2000 and one newbuild drilling unit placed into service during September 2000, recognition of $10.7 million related to a recovery from a loss-of-hire claim for an incident that occurred in November 2000 and an increase in activity. Operating revenues relating to historical Transocean Sedco Forex core assets totaled $1,359.7 million for the year ended December 31, 2001, representing a $213.9 million, or 19 percent, increase over the comparable 2000 period. Average dayrates for these core assets increased from $68,300 for the year ended December 31, 2000 to $75,600 for the year ended December 31, 2001 and utilization of these core assets increased from 66 percent for the year ended December 31, 2000 to 79 percent for the year ended December 31, 2001. These increases were partly offset by decreases in comparable revenues attributed to less activity for non-core assets and lower revenue earned from managed rigs no longer operated in 2001. Revenues for the year ended December 31, 2000 included a cash settlement of $25.1 million relating to an agreement with a unit of BP to cancel the remaining 14 months of firm contract time on the semisubmersible Transocean Amirante. The Gulf of Mexico Shallow and Inland Water operating revenues were attributable to operations acquired in the R&B Falcon merger.

                                                      YEARS ENDED
                                                      DECEMBER 31,
                                                    ----------------
                                                                                 %
                                                      2001     2000    CHANGE  CHANGE
                                                    --------  ------  -------  -------
                                                       (IN MILLIONS, EXCEPT % CHANGE)
OPERATING AND MAINTENANCE
  International and U.S. Floater Contract Drilling
    Services . . . . . . . . . . . . . . . . . . .  $1,358.6  $812.6  $ 546.0      67%
  Gulf of Mexico Shallow and Inland Water. . . . .     244.7       -    244.7     100%
                                                    --------  ------  -------  -------
                                                    $1,603.3  $812.6  $ 790.7      97%
                                                    ========  ======  =======  =======

     The increase in International and U.S. Floater Contract Drilling Services operating expenses was primarily a result of the R&B Falcon merger, the activation of five newbuild drilling units since the third quarter of 2000 and one newbuild drilling unit that was placed into service during September 2000, offset by $36.3 million related to accelerated amortization of the deferred gain on the Pride North Atlantic (formerly the Drill Star) during the year ended December 31, 2001. See "-Liquidity and Capital Resources-Acquisitions and Dispositions." The Gulf of Mexico Shallow and Inland Water operating expenses resulted from operations acquired in the R&B Falcon merger. A large portion of our operating and maintenance expense consists of employee-related costs and is fixed or only semi-variable. Accordingly, operating and maintenance expense does not vary in direct proportion to activity or dayrates.

                                                     YEARS ENDED
                                                     DECEMBER 31,
                                                    --------------
                                                                               %
                                                     2001    2000   CHANGE   CHANGE
                                                    ------  ------  -------  -------
                                                     (IN MILLIONS, EXCEPT % CHANGE)
DEPRECIATION
  International and U.S. Floater Contract Drilling
    Services . . . . . . . . . . . . . . . . . . .  $379.2  $232.8  $ 146.4      63%
  Gulf of Mexico Shallow and Inland Water. . . . .    90.9       -     90.9     100%
                                                    ------  ------  -------  -------
                                                    $470.1  $232.8  $ 237.3     102%
                                                    ======  ======  =======  =======

     International and U.S. Floater Contract Drilling Services depreciation expense increased primarily due to depreciation expense for the rigs acquired in the R&B Falcon merger and depreciation expense in 2001 for six newbuild drilling units placed into service since the second quarter of 2000. This increase was partially offset by a reduction of approximately $23 million (net $0.07 per diluted share) for the year ended December 31, 2001 as a result of conforming our policies for estimated rig lives in conjunction with the R&B Falcon merger. The Gulf of Mexico Shallow and Inland Water depreciation expense resulted from rigs acquired in the R&B Falcon merger.

                                                    YEARS ENDED
                                                    DECEMBER 31,
                                                    -------------
                                                                               %
                                                     2001    2000   CHANGE   CHANGE
                                                    ------  -----  -------  -------
                                                     (IN MILLIONS, EXCEPT % CHANGE)
GOODWILL AMORTIZATION
  International and U.S. Floater Contract Drilling
    Services . . . . . . . . . . . . . . . . . . .  $114.2  $26.7  $  87.5     328%
  Gulf of Mexico Shallow and Inland Water. . . . .    40.7      -     40.7     100%
                                                    ------  -----  -------  -------
                                                    $154.9  $26.7  $ 128.2     480%
                                                    ======  =====  =======  =======

     The International and U.S. Floater Contract Drilling Services goodwill amortization expense increase and the Gulf of Mexico Shallow and Inland Water goodwill amortization expense resulted from the R&B Falcon merger. See "New Accounting Pronouncements."

                                     YEARS ENDED
                                     DECEMBER 31,
                                     ------------
                                                               %
                                     2001    2000   CHANGE   CHANGE
                                     -----  -----  -------  -------
                                     (IN MILLIONS, EXCEPT % CHANGE)
GENERAL AND ADMINISTRATIVE. . . . .  $57.9  $42.1  $  15.8      38%
                                     =====  =====  =======  =======

     The increase in general and administrative expense was primarily attributable to the R&B Falcon merger and reflects the costs to manage a larger and more complex organization.

                                                    YEARS ENDED
                                                    DECEMBER 31,
                                                    -------------
                                                                                %
                                                     2001     2000   CHANGE   CHANGE
                                                    -------  ----  --------  -------
                                                     (IN MILLIONS, EXCEPT % CHANGE)
IMPAIRMENT LOSS ON LONG-LIVED ASSETS
  International and U.S. Floater Contract Drilling
    Services . . . . . . . . . . . . . . . . . . .  $(36.3)     -  $ (36.3)     100%
  Gulf of Mexico Shallow and Inland Water. . . . .    (4.1)     -     (4.1)     100%
                                                    -------  ----  --------  -------
                                                    $(40.4)     -  $ (40.4)     100%
                                                    =======  ====  ========  =======

     Asset impairment charges were recorded in the fourth quarter 2001 and related to certain assets held for sale and certain non-core assets held and used. The impairment resulted from deterioration in current market conditions with the fair value of these assets determined based on projected cash flows, industry knowledge and third-party appraisals.

                                     YEARS ENDED
                                     DECEMBER 31,
                                     ------------
                                                               %
                                     2001    2000   CHANGE   CHANGE
                                     -----  -----  -------  -------
                                     (IN MILLIONS, EXCEPT % CHANGE)
GAIN FROM SALE OF ASSETS, NET . . .  $56.5  $17.8  $  38.7     217%
                                     =====  =====  =======  =======

     During the year ended December 31, 2001, we recognized a pre-tax gain of $26.3 million related to the sale of RBF FPSO L.P., which owned the Seillean, and $18.5 million related to accelerated amortization of the deferred gain on the sale of the Sedco Explorer. In addition, we recognized a pre-tax gain of $11.7 million during the year ended December 31, 2001 related to sales of certain non-strategic assets acquired in the R&B Falcon merger and certain other assets held for sale. See "-Liquidity and Capital Resources-Acquisitions and Dispositions." During the year ended December 31, 2000, we recognized a pre-tax gain of $12.9 million on the sale of three units, the semisubmersible Transocean Discoverer, the multi-purpose service vessel Mr. John and the tender Searex V.

                                                YEARS ENDED
                                                DECEMBER 31,
                                              ----------------
                                                                            %
                                                2001     2000    CHANGE   CHANGE
                                              --------  ------  --------  -------
                                                 (IN MILLIONS, EXCEPT % CHANGE)
OTHER INCOME (EXPENSE), NET
Equity in earnings of joint ventures . . . .  $  16.5   $ 9.4   $   7.1       76%
Interest income. . . . . . . . . . . . . . .     18.7     6.2      12.5      202%
Interest expense, net of amounts capitalized   (223.9)   (3.0)   (220.9)   7,363%
Other, net . . . . . . . . . . . . . . . . .     (0.8)   (1.3)      0.5       38%
                                              --------  ------  --------  -------
                                              $(189.5)  $11.3   $(200.8)   1,777%
                                              ========  ======  ========  =======

     The increase in equity in earnings of joint ventures was due primarily to equity in earnings of joint ventures acquired in the R&B Falcon merger. The increase in interest income was primarily due to interest earned on secured contingent notes from a related party acquired as part of the R&B Falcon merger (see "Related Party Transactions") and higher average cash balances for the year ended December 31, 2001 compared to the same period in 2000. The increase in interest expense during 2001 was due to higher debt levels arising from the additional debt assumed in the R&B Falcon merger and additional borrowings to complete newbuild construction projects. Total interest capitalized relating to construction projects was $34.9 million for the year ended December 31, 2001 compared to $86.6 million for the same period in 2000, a decrease of $51.7 million, or 60 percent, resulting from the completion of six newbuild drilling units since the second quarter of 2000.

                    YEARS ENDED
                    DECEMBER 31,
                    ------------
                                             %
                    2001   2000   CHANGE   CHANGE
                    -----  -----  -------  -------
                    (IN MILLIONS, EXCEPT % CHANGE)
INCOME TAX EXPENSE  $85.7  $36.7  $  49.0     134%
                    =====  =====  =======  =======

     We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes as more fully described in Note 12 to our consolidated financial statements.

                                                YEARS ENDED
                                                DECEMBER 31,
                                                --------------
                                                                            %
                                                 2001    2000    CHANGE   CHANGE
                                                -------  -----  --------  -------
                                                  (IN MILLIONS, EXCEPT % CHANGE)
GAIN (LOSS) ON EXTRAORDINARY ITEMS, NET OF TAX  $(19.3)  $ 1.4  $ (20.7)   1,479%
                                                =======  =====  ========  =======

     During the year ended December 31, 2001, we recognized a $19.3 million extraordinary loss, net of tax, related to the early extinguishment of certain debt as more fully described in Note 8 to our consolidated financial statements. During the year ended December 31, 2000, we recognized a $1.4 million extraordinary gain, net of tax, related to the early extinguishment of certain debt.

HISTORICAL  2000  COMPARED  TO  1999

                      YEARS ENDED
                     DECEMBER 31,
                    ----------------
                                                 %
                      2000     1999   CHANGE   CHANGE
                    --------  ------  -------  -------
                      (IN MILLIONS, EXCEPT % CHANGE)
OPERATING REVENUES  $1,229.5  $648.2  $ 581.3      90%
                    ========  ======  =======  =======

     The increase in operating revenues was primarily a result of the Sedco Forex merger. Operating revenues for the year ended December 31, 2000 included a $25.1 million cash settlement relating to an agreement with a unit of BP to cancel the remaining 14 months of firm contract time on the semisubmersible Transocean Amirante, $21.8 million relating to the Discoverer Spirit, which began operations late in the third quarter of 2000, and $9.3 million relating to the Trident 20, which began operations in the fourth quarter of 2000. Operating revenues relating to former Sedco Forex operations totaled $544.5 million for the year ended December 31, 2000, representing a $103.7 million or 16 percent decrease over the comparable 1999 period. Of the decrease in revenues, $58.0 million related to core assets, which experienced lower average dayrates, declining from $65,500 for the year ended December 31, 1999 to $55,500 for the same period in 2000. Operating revenues for the year ended December 31, 1999 also included $16.0 million of cash settlements related to the cancellation of contracts on the Sovereign Explorer and Trident 17. This was partially offset by an increase in activity, as utilization of core assets increased from 68 percent for the year ended December 31, 1999 to 74 percent for the same period in 2000. The remaining decrease in comparable revenues was attributed to less activity for non-core assets and lower revenue earned from managed rigs no longer operated in 2000.

                           YEARS ENDED
                           DECEMBER 31,
                           --------------
                                                      %
                            2000    1999   CHANGE   CHANGE
                           ------  ------  -------  -------
                            (IN MILLIONS, EXCEPT % CHANGE)
OPERATING AND MAINTENANCE  $812.6  $448.9  $ 363.7      81%
                           ======  ======  =======  =======

     The increase in operating and maintenance expense was primarily a result of the Sedco Forex merger. Operating and maintenance expense for the year ended December 31, 2000 included $6.8 million relating to the Discoverer Spirit, which began operations late in the third quarter of 2000, $41.1 million relating to the settlement of an arbitration proceeding with Global Marine Drilling Company ("Global Marine") and a $6.7 million increase in provisions for legal claims. Operating and maintenance expense for the 1999 period included charges totaling $42.0 million relating to severance liabilities, the write-down of obsolete fixed assets and provisions for potential legal claims, $13.4 million relating to provisions for doubtful accounts receivable in West Africa and dayrate contract penalties in Brazil and $56.2 million relating to the allocation of costs by Schlumberger. A large portion of operating and maintenance expense consisted of employee-related costs and is fixed or only semi-variable. Accordingly, operating and maintenance expense does not vary in direct proportion to activity or dayrates.

                                YEARS ENDED
                                DECEMBER 31,
                               --------------
                                                          %
                                2000    1999   CHANGE   CHANGE
                               ------  ------  -------  -------
                                (IN MILLIONS, EXCEPT % CHANGE)
DEPRECIATION . . . . . . . . . $232.8  $131.9  $ 100.9      76%
                               ======  ======  =======  =======

     Depreciation expense increased primarily due to the addition of the former Transocean Offshore Inc. rigs and equipment at fair value. Depreciation expense was reduced by approximately $71.9 million (net $0.34 per diluted share) for the year ended December 31, 2000 as a result of conforming our policies relating to estimated rig lives and salvage values after the Sedco Forex merger.

                                        YEARS ENDED
                                        DECEMBER 31,
                                        ------------
                                                                 %
                                        2000   1999   CHANGE   CHANGE
                                        -----  -----  -------  -------
                                        (IN MILLIONS, EXCEPT % CHANGE)
GOODWILL AMORTIZATION . . . . . . . . . $26.7  $   -  $  26.7     100%
                                        =====  =====  =======  =======

     Amortization expense increased due to amortization of goodwill recorded for the year ended December 31, 2000 resulting from the Sedco Forex merger.

                                              YEARS ENDED
                                              DECEMBER 31,
                                              ------------
                                                                       %
                                              2000   1999   CHANGE   CHANGE
                                              -----  -----  -------  -------
                                              (IN MILLIONS, EXCEPT % CHANGE)
GENERAL AND ADMINISTRATIVE . . . . . . . . . $42.1  $16.8  $  25.3     151%
                                             =====  =====  =======  =======

     General and administrative expense increased primarily as a result of the Sedco Forex merger and reflects the costs to manage a larger, more complex and geographically diverse organization. General and administrative expense for the year ended December 31, 1999 included $8.0 million relating to an allocation of corporate overhead by Schlumberger.

                                                       YEARS ENDED
                                                       DECEMBER 31,
                                                       --------------
                                                                                   %
                                                        2000    1999   CHANGE   CHANGE
                                                        -----  ------  -------  -------
                                                        (IN MILLIONS, EXCEPT % CHANGE)
GAIN (LOSS) FROM SALE OF ASSETS, NET . . . . . . . . . $17.8  $(1.3)  $  19.1   1,469%
                                                        =====  ======  =======  =======

     During the year ended December 31, 2000, we recognized a pre-tax gain of $12.9 million on the sale of three units, the semisubmersible Transocean Discoverer, the multi-purpose service vessel Mr. John and the tender Searex V. There were no such sales in 1999.

                                              YEARS ENDED
                                              DECEMBER 31,
                                              --------------
                                                                            %
                                               2000    1999     CHANGE   CHANGE
                                              ------  -------  --------  -------
                                                (IN MILLIONS, EXCEPT % CHANGE)
OTHER INCOME (EXPENSE), NET
Equity in earnings of joint ventures . . . .  $ 9.4   $  5.6   $   3.8       68%
Interest income. . . . . . . . . . . . . . .    6.2      5.4       0.8       15%
Interest expense, net of amounts capitalized   (3.0)   (10.3)      7.3       71%
Other, net . . . . . . . . . . . . . . . . .   (1.3)    (0.7)     (0.6)      86%
                                              ------  -------  --------  -------
                                              $11.3   $    -   $  11.3      100%
                                              ======  =======  ========  =======

     The increase in equity in earnings of joint ventures was primarily related to the addition of joint ventures owned by Transocean Offshore Inc. prior to the Sedco Forex merger. Total interest expense was $89.6 million for the year ended December 31, 2000 compared to $37.5 million for 1999, an increase of $52.1 million or 139 percent. The increase during 2000 was due to higher debt levels primarily associated with our newbuild construction projects. Total interest capitalized relating to construction projects was $86.6 million for the year ended December 31, 2000 compared to $27.2 million for 1999, an increase of $59.4 million or 218 percent. Overall, there was a net decrease in interest expense as a greater proportion was capitalized compared to 1999.

                                                  YEARS ENDED
                                                  DECEMBER 31,
                                                  -------------
                                                                             %
                                                  2000    1999   CHANGE   CHANGE
                                                  -----  ------  -------  -------
                                                  (IN MILLIONS, EXCEPT % CHANGE)
INCOME TAX EXPENSE (BENEFIT) . . . . . . . . . . .$36.7  $(9.3)  $  46.0     495%
                                                  =====  ======  =======  =======

     The income tax benefit for 1999 included a $9.5 million deferred tax benefit relating to charges for potential legal claims and additional U.K. tax loss carryforwards for which no valuation allowance was provided as well as the adjustment of U.K. tax loss carryforwards for prior years. We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for or benefit from income taxes and income before income taxes, as more fully described in Note 12 to our consolidated financial statements.

Financial  Condition

     December  31,  2001  compared  to  December  31,  2000

     Total assets at December 31, 2001 were $17.0 billion compared to $6.4 billion at December 31, 2000. International and U.S. Floater Contract Drilling Services assets were $14.3 billion at December 31, 2001 compared to $6.4 billion at December 31, 2000, an increase of $7.9 billion, or 123 percent. The increase was primarily due to the addition of R&B Falcon's assets at fair value on January 31, 2001 and goodwill related to the R&B Falcon merger. Gulf of Mexico Shallow and Inland Water assets of $2.7 billion were due to the addition of R&B Falcon's assets at fair value on January 31, 2001 and goodwill related to the R&B Falcon merger.

Restructuring  Charges

     In conjunction with the R&B Falcon merger, we established a liability of $16.5 million for the estimated severance-related costs associated with the involuntary termination of 569 R&B Falcon employees pursuant to management's plan to consolidate operations and administrative functions post-merger. Included in the 569 planned involuntary terminations were 387 employees engaged in our land and barge drilling business in Venezuela. We have suspended active marketing efforts to divest this business and, as a result, the estimated liability was reduced by $4.3 million in the third quarter of 2001 with an offset to goodwill. Through December 31, 2001, approximately $11.6 million in severance-related costs have been paid to 173 employees whose positions were eliminated as a result of the consolidation of operations and administrative functions post-merger. We anticipate that substantially all of the remaining amounts will be paid by the end of the first quarter of 2002.

1999  Charges

     Operating and maintenance expense for the year ended December 31, 1999 included charges totaling $42.0 million. Reduced exploration and development activity by customers, resulting from a period of low oil prices from late 1997 through early 1999 and industry consolidation over the same time period, resulted in a slowdown in the offshore drilling industry during 1999. As a result of this slowdown, approximately 1,000 operating personnel were determined to be redundant, and charges associated with termination and severance benefits of $13.2 million were recognized during 1999. Substantially all of these employees had been terminated and severance and termination costs had been paid as of December 31, 1999. Provisions for potential legal claims of $28.8 million were recognized during 1999.

2001  R&B  Falcon  Pro  Forma  Operating  Results

     Our unaudited pro forma consolidated results for the year ended December 31, 2001, giving effect to the R&B Falcon merger, reflected net income of $257.6 million or $0.80 per diluted share on pro forma operating revenues of $2,946.0 million. The pro forma operating results assume the merger was completed as of January 1, 2001 (see Note 4 to our consolidated financial statements). These pro forma results do not reflect the effects of reduced depreciation expense related to conforming the estimated lives of our drilling rigs. The pro forma financial data should not be relied on as an indication of operating results that we would have achieved had the merger taken place earlier or of the future results that we may achieve.

1999  Sedco  Forex  Pro  Forma  Operating  Results

     Our unaudited pro forma consolidated results for the year ended December 31, 1999, giving effect to the Sedco Forex merger, reflected net income of $237.9 million or $1.13 per diluted share on pro forma operating revenues of $1,579.1 million. The pro forma operating results assume the spin-off and merger was completed as of January 1, 1999 (see Note 4 to our consolidated financial statements). These pro forma results do not reflect the effects of reduced depreciation expense related to conforming the estimated lives of Sedco Forex rigs and the elimination of certain allocated costs from Schlumberger. The pro forma financial data should not be relied on as an indication of operating results that we would have achieved had the spin-off and merger taken place earlier or of the future results that we may achieve.

Outlook

     Fleet utilization and average dayrates within our International and U.S. Floater Contract Drilling Services business segment improved during the fourth quarter of 2001 compared with the third quarter of 2001. However, both fleet utilization and average dayrates within our Gulf of Mexico Shallow and Inland Water business segment decreased significantly compared to the immediately preceding quarter. Continued weakness in U.S. natural gas prices led to the decline, which was most pronounced in the segment's jackup and submersible fleet.

                                                                  THREE MONTHS ENDED
                                                    -----------------------------------------------
                                                     DECEMBER 31,    SEPTEMBER 30,    DECEMBER 31,
                                                         2001            2001           2000 (A)
                                                    --------------  ---------------  --------------
AVERAGE DAYRATES

INTERNATIONAL AND U.S. FLOATER CONTRACT
  DRILLING SERVICES SEGMENT:
    High-Specification Floaters. . . . . . . . . .  $     145,000   $      144,500   $     124,300
    Other Floaters . . . . . . . . . . . . . . . .         71,100           66,600          56,000
    Jackups - Non-U.S. . . . . . . . . . . . . . .         52,800           49,200          37,100
    Other. . . . . . . . . . . . . . . . . . . . .         41,300           42,500          41,400
                                                    --------------  ---------------  --------------
Segment Total. . . . . . . . . . . . . . . . . . .         88,200           86,600          72,000
                                                    --------------  ---------------  --------------

GULF OF MEXICO SHALLOW AND INLAND WATER   SEGMENT:
    Jackups and Submersibles . . . . . . . . . . .         30,600           37,700          32,000
    Inland Barges. . . . . . . . . . . . . . . . .         22,800           24,400          20,000
                                                    --------------  ---------------  --------------
Segment Total. . . . . . . . . . . . . . . . . . .         25,600           30,000          26,300
                                                    --------------  ---------------  --------------

Total Mobile Offshore Drilling Fleet . . . . . . .  $      74,000   $       66,900   $      54,200
                                                    ==============  ===============  ==============

UTILIZATION

INTERNATIONAL AND U.S. FLOATER CONTRACT
  DRILLING SERVICES SEGMENT:
    High-Specification Floaters. . . . . . . . . .             90%              87%             92%
    Other Floaters . . . . . . . . . . . . . . . .             89%              82%             70%
    Jackups - Non-U.S. . . . . . . . . . . . . . .             89%              84%             86%
    Other. . . . . . . . . . . . . . . . . . . . .             54%              48%             47%
                                                    --------------  ---------------  --------------
Segment Total. . . . . . . . . . . . . . . . . . .             86%              81%             78%
                                                    --------------  ---------------  --------------

GULF OF MEXICO SHALLOW AND INLAND WATER
  SEGMENT:
    Jackups and Submersibles . . . . . . . . . . .             27%              52%             70%
    Inland Barges. . . . . . . . . . . . . . . . .             49%              75%             65%
                                                    --------------  ---------------  --------------
Segment Total. . . . . . . . . . . . . . . . . . .             38%              63%             67%
                                                    --------------  ---------------  --------------

Total Mobile Offshore Drilling Fleet . . . . . . .             67%              73%             74%
                                                    ==============  ===============  ==============

--------------------
(a)   Pro  forma  based  on the combined fleet of Transocean Sedco Forex and R&B Falcon.

     We believe we will experience continued weakening demand in most drilling market segments during 2002 as our clients reassess their exploration and production spending plans. Demand for our drilling rigs is driven largely by our clients' perception of future commodity prices.

     Low natural gas prices in the U.S. have had a significant influence on client drilling programs, which have been sharply curtailed. Slack demand for U.S. natural gas has also resulted in a considerable increase in storage supplies. Current lower demand, increased volume in storage and the uncertainty over the U.S. economy all lead us to believe that we will not see a meaningful recovery in the U.S. gas drilling market in the near term.

     World crude oil prices remain at levels generally lower than those experienced in the past two years due to concern over the global economy. While OPEC has recently been able to maintain production discipline and has cooperated with some of the major non-OPEC producers to further control oil production, it is unclear to us whether either factor will persist. Increased oil production would put further downward pressure on prices. We do not foresee a significant increase in demand within our International and U.S. Floater Drilling Services segment in the near term. In particular, we believe the mid-depth floater market segments in most regions will be weak during at least the first half of 2002 and that the deepwater floater market segments in the Norway and UK North Sea sectors and the U.S. will also face an oversupply of available units in the near term. The international jackup market is relatively stable at present, but we expect continued pressure from jackup rigs which are being mobilized out of the U.S.

     The contract drilling market historically has been highly competitive and cyclical, and we are unable to predict the extent to which current market conditions will continue. A further decline in oil or gas prices could likewise further reduce demand for our contract drilling services and adversely affect both utilization and dayrates.

     We continue with our plans to sell a number of assets (see "-Liquidity and Capital Resources-Acquisitions and Dispositions"), although the downturn in the U.S. natural gas market and the broader market uncertainty has adversely affected our efforts. We expect the pace of our divestiture program to slow considerably due to the effect that the drilling market slowdown has had on the prices buyers are willing to pay. These asset sales will be dependent upon obtaining an acceptable sale price, and we do not believe we will conclude all sales in 2002. Our active marketing efforts to divest our land and barge drilling business in Venezuela remain suspended until such time as we believe an acceptable price may be obtained. We currently expect the total proceeds of these sales, including the Venezuela business, to be between $400 million and $500 million (including $202 million of proceeds received through December 31, 2001). Most of these assets identified for sale were marked to fair value on our books in connection with the R&B Falcon merger pursuant to purchase accounting rules and we do not expect sales of those assets to have a material effect on our results of operations. However, the actual proceeds may differ substantially from our expectations, which may have a material effect on our results of operations. We may also decide to discontinue our sales efforts, in whole or in part.

     As of March 1, 2002, approximately 62 percent of our International and U.S. Floater Contract Drilling Services segment fleet days were committed for the remainder of 2002 and approximately 23 percent for the year 2003. For our Gulf of Mexico Shallow and Inland Water segment, which has traditionally operated under short-term contracts, committed fleet days were approximately four percent for the remainder of 2002 and none are currently committed for the year 2003.

Other  Factors  Affecting  Operating  Results

     Our business depends on the level of activity in oil and gas exploration, development and production in market segments worldwide, with the U.S. and international offshore and U.S. inland marine areas being our primary market segments. Oil and gas prices and market expectations of potential changes in these prices significantly affect this level of activity. Worldwide military, political and economic events have contributed to oil and gas price volatility and are likely to do so in the future. Oil and gas prices are extremely volatile and are affected by numerous factors, including the following:

-    worldwide  demand  for  oil  and  gas,

- the ability of the Organization of Petroleum Exporting Countries, commonly called "OPEC," to set and maintain production levels and pricing,

-    the  level  of  production  in  non-OPEC  countries,

- the policies of various governments regarding exploration and development of their oil and gas reserves,

-    advances  in  exploration  and  development  technology,  and

- the worldwide military and political environment, including uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in the Middle East or other geographic areas in which we operate or further acts of terrorism in the United States, or elsewhere.

     The offshore and inland marine contract drilling industry is highly competitive with numerous industry participants, none of which has a dominant market share. Drilling contracts are traditionally awarded on a competitive bid basis. Intense price competition is often the primary factor in determining which qualified contractor is awarded a job, although rig availability and the quality and technical capability of service and equipment may also be considered. Recent mergers among oil and natural gas exploration and production companies have reduced the number of available customers.

     Our industry has historically been cyclical and may be impacted by oil and gas price levels and volatility. There have been periods of high demand, short rig supply and high dayrates, followed by periods of low demand, excess rig supply and low dayrates. Changes in commodity prices can have a dramatic effect on rig demand, and periods of excess rig supply intensify the competition in the industry and often result in rigs being idle for long periods of time. We may be required to idle rigs or enter into lower rate contracts in response to market conditions in the future.

     The Company completed its newbuild program in 2001 with the delivery of one high-specification drillship and four high-specification semisubmersibles. The Company has experienced some start-up difficulties with most of its newbuild rigs, which can affect downtime and operating revenues. While the Company expects its newbuild rig fleet to operate with average downtime comparable to industry norms, there can be no assurance that future operational problems will not arise. Should problems occur which cause significant downtime or significantly affect a newbuild rig's performance or safety, the Company's clients may attempt to terminate or suspend the drilling contract, particularly any of the long-term contracts associated with most of the newbuild rigs. In the event of termination of a drilling contract for one of these rigs, it is unlikely that the Company would be able to secure a replacement contract on as favorable terms.

     Our customers may terminate or suspend some of our term drilling contracts under various circumstances such as the loss or destruction of the drilling unit or as the result of equipment problems. Some drilling contracts permit the customer to terminate the contract at the customer's option without paying a termination fee. Suspension of drilling contracts results in loss of the dayrate for the period of the suspension. If our customers cancel some of our significant contracts and we are unable to secure new contracts on substantially similar terms, it could adversely affect our results of operations. In reaction to depressed market conditions, our customers may also seek renegotiation of firm drilling contracts to reduce their obligations.

     We have been involved in two merger transactions in the last three years. We may not be able to finalize the integration of the operations of the merged or acquired companies without a loss of employees, customers or suppliers, a loss of revenues, an increase in operating or other costs or other difficulties. In addition, we may not be able to realize the operating efficiencies, synergies, cost savings or other benefits expected from these transactions. Any unexpected costs or delays incurred in connection with the integration could have an adverse effect on our business, results of operations or consolidated financial position.

     We plan to continue our restructuring of the ownership of a portion of the assets held by R&B Falcon and its subsidiaries at the time of our merger. This restructuring is intended to achieve operational efficiencies, including improved worldwide cash management and increased flexibility for operating rigs in various jurisdictions, and allow for potential tax and other savings. Any transfers of assets by R&B Falcon or one of its subsidiaries to Transocean Sedco Forex or one of its other subsidiaries in this restructuring could, in some cases, result in the imposition of additional taxes.

     Our operations are subject to the usual hazards inherent in the drilling of oil and gas wells, such as blowouts, reservoir damage, loss of production, loss of well control, punchthroughs, craterings and fires. The occurrence of these events could result in the suspension of drilling operations, damage to or destruction of the equipment involved and injury or death to rig personnel. We may also be subject to personal injury and other claims of rig personnel as a result of our drilling operations. Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, and failure of subcontractors to perform or supply goods or services or personnel shortages. In addition, offshore drilling operators are subject to perils peculiar to marine operations, including capsizing, grounding, collision and loss or damage from severe weather. Damage to the environment could also result from our operations, particularly through oil spillage or extensive uncontrolled fires. We may also be subject to property, environmental and other damage claims by oil and gas companies. Our insurance policies and contractual rights to indemnity may not adequately cover losses, and we may not have insurance coverage or rights to indemnity for all risks.

     If a significant accident or other event, including terrorist acts, war, civil disturbances, pollution or environmental damage, occurs and is not fully covered by insurance or a recoverable indemnity from a client, it could adversely affect our consolidated financial position or results of operations. Moreover, no assurance can be made that we will be able to maintain adequate insurance in the future at rates we consider reasonable or be able to obtain insurance against certain risks, particularly in light of the instability and developments in the insurance markets following the recent terrorist attacks.

     We operate in various regions throughout the world that may expose us to political and other uncertainties, including risks of:

-    terrorist  acts,  war  and  civil  disturbances;

-    expropriation  or  nationalization  of  equipment;  and

-    the  inability  to  repatriate  income  or  capital.

     We are protected to a substantial extent against loss of capital assets, but generally not loss of revenue, from most of these risks through insurance, indemnity provisions in our drilling contracts, or both. Although we maintain insurance in the areas in which we operate, pollution and environmental risks generally are not totally insurable. If a significant accident or other event occurs and is not fully covered by insurance or a recoverable indemnity from a client, it could adversely affect our consolidated financial position or results of operations. As of March 1, 2002, all areas in which we were operating were covered by existing insurance policies.

     Many governments favor or effectively require the awarding of drilling contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may adversely affect our ability to compete.

     Our non-U.S. contract drilling operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to the equipment and operation of drilling units, currency conversions and repatriation, oil and gas exploration and development and taxation of offshore earnings and earnings of expatriate personnel. Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration of oil and gas and other aspects of the oil and gas industries in their countries. In addition, government action, including initiatives by OPEC, may continue to cause oil or gas price volatility. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil companies and may continue to do so.

     Transocean Sedco Forex is a Cayman Islands company as a result of our reorganization from a Delaware corporation in May 1999. We operate worldwide through our various subsidiaries. Consequently, we are subject to changing taxation policies in the jurisdictions in which we operate, which could include policies directed toward companies organized in jurisdictions with low tax rates. A material change in the tax laws of any country in which we have significant operations, including the United States, could result in a higher effective tax rate on our worldwide earnings

     Another risk inherent in our operations is the possibility of currency exchange losses where revenues are received and expenses are paid in nonconvertible currencies. We may also incur losses as a result of an inability to collect revenues because of a shortage of convertible currency available to the country of operation. We seek to limit these risks by structuring contracts such that compensation is made in freely convertible currencies and, to the extent possible, by limiting acceptance of non-convertible currencies to amounts that match our expense requirements in local currency (see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk -Foreign Exchange Risk").

     We require highly skilled personnel to operate and provide technical services and support for our drilling units. To the extent that demand for drilling services and the size of the worldwide industry fleet increase, shortages of qualified personnel could arise, creating upward pressure on wages. We are continuing our recruitment and training programs as required to meet our anticipated personnel needs.

     On March 1, 2002, we had approximately 13 percent of our employees worldwide working under collective bargaining agreements, most of whom were working in Norway, Nigeria, Brazil and Venezuela. Of these represented employees, a majority are working under agreements that are subject to salary negotiation in 2002. In addition, the Company has signed a recognition agreement requiring negotiation with a labor union representing employees in the U.K. These negotiations are expected to begin in the second quarter of 2002 and could result in collective bargaining agreements covering these employees, which could result in higher personnel expenses, other increased costs or increased operating restrictions.

     Our operations are subject to regulations controlling the discharge of materials into the environment, requiring removal and cleanup of materials that may harm the environment or otherwise relating to the protection of the environment. For example, as an operator of mobile offshore drilling units in navigable United States waters and some offshore areas, we may be liable for damages and costs incurred in connection with oil spills related to those operations. Laws and regulations protecting the environment have become more stringent in recent years, and may in some cases impose strict liability, rendering a person liable for environmental damage without regard to negligence. These laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on our consolidated financial position and results of our operations.

     On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. On October 7, 2001, the United States commenced military action in Afghanistan in response to these attacks. Military action by the United States may continue indefinitely and may escalate and armed hostilities may begin or escalate in other countries. Further acts of terrorism in the United States or elsewhere may occur, and such acts of terrorism could be directed against companies such as ours. These developments have caused instability in the world's financial and insurance markets and will likely significantly increase political and economic instability in the geographic areas in which we currently operate. In addition, these developments could lead to increased volatility in prices for crude oil and natural gas and could affect the markets for drilling services.

     Following the terrorist attacks on September 11, 2001, insurance underwriters increased insurance premiums charged for many of the coverages historically maintained and issued general notices of cancellations to their customers for war risk, terrorism and political risk insurance in respect of a wide variety of insurance coverages, including but not limited to, liability and aviation coverages. Our insurance underwriters renegotiated substantially higher premium rates for war risk coverage, which can be canceled by the underwriters on short notice. Insurance premiums could be increased further or coverages may be unavailable in the future.

     United States government regulations effectively preclude us from actively engaging in business activities in certain countries. These regulations could be amended to cover countries where we currently operate or where we may wish to operate in the future. These developments could subject the worldwide operations of our company to increased risks and, depending on their magnitude, could have a material adverse effect on our business.

     The general rate of inflation in the majority of the countries in which we operate has been moderate over the past several years and has not had a material impact on our results of operations. An increase in the demand for offshore drilling rigs usually leads to higher labor, transportation and other operating expenses as a result of an increased need for qualified personnel and services.

Merger  Purchase  Price  Allocation

     The purchase price allocation for the merger of Transocean Sedco Forex Inc. and R&B Falcon included, at estimated fair value, total assets of $4.8 billion and the assumption of total liabilities of $3.8 billion. The excess of the purchase price over the estimated fair value of net assets acquired of approximately $5.6 billion was accounted for as goodwill. At December 31, 2001, this goodwill represented approximately 32 percent of total assets and 50 percent of total shareholders' equity. The goodwill has been amortized using a 40-year life based on the nature of the offshore drilling industry, long-lived drilling equipment and the long-standing relationships with core customers. Goodwill amortization expense related to the R&B Falcon merger was approximately $128 million for the year ended December 31, 2001 in addition to the $27 million related to the Sedco Forex merger mentioned below. See "New Accounting Pronouncements".

     The purchase price allocation for the merger of Transocean Offshore Inc. and Sedco Forex included, at estimated fair value, total assets of $3.8 billion and the assumption of total liabilities of $1.9 billion. The excess of the purchase price over the estimated fair value of net assets acquired of approximately $1.1 billion was accounted for as goodwill. At December 31, 2001, this goodwill represented approximately 5.9 percent of total assets and 9.3 percent of total shareholders' equity. The goodwill has been amortized using a 40-year life based on the nature of the offshore drilling industry, long-lived drilling equipment and the long-standing relationships with core customers.
Goodwill amortization expense related to the Sedco Forex merger was approximately $27 million per year. See "New Accounting Pronouncements".

Liquidity  and  Capital  Resources

Sources  and  Uses  of  Cash

                                           YEARS ENDED DECEMBER 31,
                                           ------------------------
                                             2001         2000        CHANGE
                                           --------  --------------  --------
                                                     (In millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES
  Net income. . . . . . . . . . . . . . .  $ 252.6   $       108.5   $ 144.1
  Depreciation and amortization . . . . .    625.0           259.5     365.5
  Non-cash items. . . . . . . . . . . . .   (202.6)          (90.9)   (111.7)
  Working capital . . . . . . . . . . . .   (108.2)          (81.2)    (27.0)
                                           --------  --------------  --------
                                           $ 566.8   $       195.9   $ 370.9
                                           ========  ==============  ========

     Cash generated from net income items adjusted for non-cash activity was $397.9 million higher and cash used for working capital items was $27.0 million higher for the year ended December 31, 2001 compared to the same period in 2000, primarily as a result of the R&B Falcon merger.

                                                YEARS ENDED DECEMBER 31,
                                                ------------------------
                                                  2001         2000        CHANGE
                                                --------  --------------  --------
                                                          (In millions)
NET CASH USED IN INVESTING ACTIVITIES
  Capital expenditures . . . . . . . . . . . .  $(506.2)  $      (574.7)  $  68.5
  Proceeds from sale of coiled tubing drilling
    services business. . . . . . . . . . . . .        -            24.9     (24.9)
  Proceeds from sale of securities . . . . . .     17.2               -      17.2
  Proceeds from disposal of assets . . . . . .    201.7            56.3     145.4
  Merger costs paid. . . . . . . . . . . . . .    (24.4)           (4.5)    (19.9)
  R&B Falcon cash at acquisition . . . . . . .    264.7               -     264.7
  Other, net . . . . . . . . . . . . . . . . .     20.6             5.1      15.5
                                                --------  --------------  --------
                                                $ (26.4)  $      (492.9)  $ 466.5
                                                ========  ==============  ========

     Net cash used in investing activities decreased for the year ended December 31, 2001 as compared to the previous year as a result of cash received in connection with the R&B Falcon merger, higher proceeds from asset sales and lower capital expenditures.

                                                  YEARS ENDED DECEMBER 31,
                                                 --------------------------
                                                    2001          2000         CHANGE
                                                 ----------  --------------  ----------
                                                             (In millions)
NET CASH PROVIDED BY FINANCING ACTIVITIES
  Net borrowings under commercial paper program  $   326.4   $           -   $   326.4
  Net proceeds from issuance of debt. . . . . .    1,693.5           489.1     1,204.4
  Early repayments of debt instruments. . . . .   (1,495.0)         (233.8)   (1,261.2)
  Net repayments on revolving credit agreements     (180.1)          (56.3)     (123.8)
  Other, net. . . . . . . . . . . . . . . . . .      (66.3)          (33.2)      (33.1)
                                                 ----------  --------------  ----------
                                                 $   278.5   $       165.8   $   112.7
                                                 ==========  ==============  ==========

     During 2001, we had net repayments under our revolving credit agreements of $180.1 million, early repayments of debt instruments of $1,495.0 million and net proceeds from borrowings under our commercial paper program of $326.4 million. We also had net proceeds from other debt of $1,693.5 million primarily due to the issuance of the 6.625% Notes, 7.5% Notes and 1.5% Convertible Debentures in the second quarter of 2001. During 2000, we had net proceeds from other debt of $489.1 million from the issuance of the Zero Coupon Convertible Debentures partially offset by the $56.3 million net repayment of our revolving credit agreement and by the $233.8 million early repayment on our secured loan agreement.

     Capital  Expenditures

     Capital expenditures, including capitalized interest, totaled $506 million during the year ended December 31, 2001. See Note 5 to our consolidated financial statements. During 2002, we expect to spend between $200 million and $220 million on our existing fleet, corporate infrastructure and major upgrades on the Discoverer Seven Seas and Deepwater Expedition. A substantial majority of our capital expenditures relates to the International and U.S. Floater Contract Drilling Services segment.

     We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales. We also have available borrowings under our revolving credit agreements and commercial paper program (see "-Sources of Liquidity") and may engage in other commercial bank or capital market financings.

     We completed our rig expansion program in 2001. The Sedco Express was placed into service in April 2001. In February 2001, a unit of TotalFinaElf terminated the contract for the Sedco Express due to delayed delivery. The rig began a four-month contract with a unit of BP in Egypt in the first quarter of 2002. The Sedco Energy arrived in Brazil in April 2001 and began a 42-month contract with ChevronTexaco in May 2001. In October 2001, the Sedco Energy moved to West Africa where it is expected to complete the remainder of the contract. The Cajun Express was delivered in April 2001, when it began an 18-month contract with Marathon in the U.S. Gulf of Mexico. In July 2001, Marathon terminated the 18-month contract for the Cajun Express allegedly because of downtime relating to equipment performance. The Cajun Express operated under a six-month contract with Ocean Energy in the U.S. Gulf of Mexico beginning in August 2001. We are currently in discussions with various operators for work for the Cajun Express. The Discoverer Deep Seas was delivered early in the first quarter of 2001, when it began a five-year contract with ChevronTexaco in the U.S. Gulf of Mexico. The Deepwater Horizon was placed into service in September 2001 when it began a three-year contract with a unit of BP in the U.S. Gulf of Mexico.

     Acquisitions  and  Dispositions

     From time to time, we review possible acquisitions of businesses and drilling units and may in the future make significant capital commitments for such purposes. Any such acquisition could involve the payment by us of a substantial amount of cash or the issuance of a substantial number of additional ordinary shares or other securities. We would likely fund the cash portion of any such acquisition through cash balances on hand, the incurrence of additional debt, sales of assets, ordinary shares or other securities or a combination thereof.  In  addition,  from  time  to time, we review possible dispositions of
drilling  units.   See "- Outlook."

     On January 31, 2001, we completed a merger transaction with R&B Falcon in which one of our indirect wholly owned subsidiaries merged with and into R&B Falcon. As a result of the merger, R&B Falcon common shareholders received 0.5 of our newly issued ordinary shares for each R&B Falcon share. We issued approximately 106 million ordinary shares in exchange for the issued and outstanding shares of R&B Falcon and assumed warrants and options exercisable for approximately 13 million ordinary shares. The ordinary shares issued in exchange for the issued and outstanding shares of R&B Falcon constituted approximately 33 percent of our outstanding ordinary shares after the merger.

     In February 2001, Sea Wolf Drilling Limited ("Sea Wolf"), a joint venture in which we hold a 25 percent interest, sold two semisubmersible rigs, the Drill Star and Sedco Explorer, to Pride International, Inc. In the first quarter of 2001, we recognized accelerated amortization of the deferred gain related to the Sedco Explorer of $18.5 million, which is included in gain from sale of assets. Our bareboat charter with Sea Wolf on the Sedco Explorer was terminated effective June 2000. We continued to operate the Drill Star, which has been renamed the Pride North Atlantic, under a bareboat charter agreement until October 2001 at which time the rig was returned to its owner. The amortization of the Drill Star's deferred gain was accelerated and produced incremental gains totaling $36.3 million, which is included as a reduction in operating and maintenance expense.

     In December 2001, we sold RBF FPSO L.P., which owns the Seillean, a multi-purpose service vessel. We received net proceeds of $85.6 million. The sale resulted in a net after-tax gain of $17.1 million ($0.05 per diluted share) for the year ended December 31, 2001. In addition, during the year ended December 31, 2001, we sold certain other non-strategic assets acquired in the R&B Falcon merger and certain other assets held for sale. We received net proceeds of approximately $116.1 million. These sales resulted in a net after-tax gain of $7.5 million ($0.02 per diluted share) for the year ended December 31, 2001.

     In March 2002, we entered into definitive agreements to sell two semisubmersible rigs, the Transocean 96 and Transocean 97, for an aggregate sales price of $31 million. We expect the sales, which are subject to closing conditions customary for this type of transaction, to close in the coming weeks. We do not expect the results of the sales to have a material effect on our consolidated results of operations.

     Sources  of  Liquidity

     Our primary sources of liquidity in 2001 were our cash flows from operations and asset sales and issuances of debt securities and commercial paper. Primary uses of cash were capital expenditures and debt repayment. At December 31, 2001, we had $853 million in cash and cash equivalents.

     We anticipate that we will rely primarily upon existing cash balances and internally generated cash flows to maintain liquidity in 2002, as cash flows from operations are expected to be positive and adequate to fulfill currently planned obligations. From time to time, we may also use bank lines of credit and commercial paper to maintain liquidity for short-term cash needs.

     We intend to use cash from operations primarily to fund capital expenditures and to pay debt as it comes due. If we seek to reduce our debt other than scheduled maturities, we could do so through repayment of bank or commercial paper borrowings or through repurchases or redemptions of, or tender offers for, debt securities. We expect to significantly reduce capital expenditures going forward due to the completion of our newbuild program.

     Our internally generated cash flow is directly related to our business and the market segments in which we operate. Should the drilling market deteriorate further, or should we experience poor results in our operations, cash flow from operations may be reduced. While we have continued to generate positive cash flow from operations and expect to do so in the foreseeable future, many of the market segments in which we operate are, at present, weakening and may continue to weaken in the near and medium term.

     We have access to $800 million in bank lines of credit under two revolving credit agreements. These credit lines are used primarily to back our $800 million commercial paper program and may also be drawn on directly. As of year-end 2001, $326 million of the credit line capacity was used to back issuance of $326 million of commercial paper, leaving $474 million of availability under the bank lines of credit for commercial paper issuance or drawdowns. In January 2002, the entire amount of commercial paper borrowings was repaid utilizing cash investments, leaving $800 million in commercial paper and/or bank line availability.

     The bank credit lines require compliance with various covenants and provisions customary for agreements of this nature, including an interest coverage ratio of not less than 3 to 1, a leverage ratio of not greater than 40 percent and limitations on mergers and sale of substantially all assets, creating liens, incurring debt, transactions with affiliates and sale/leaseback transactions. Should we fail to comply with these covenants, we would be in default and may lose access to these facilities. A loss of the bank facilities would also cause us to lose access to the commercial paper markets. We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions. A default under our public debt could trigger a default under our credit lines and cause us to lose access to these facilities. See Note 8 to our consolidated financial statements for a description of our credit agreements and debt securities.

     In April 2001, the Securities and Exchange Commission ("SEC") declared effective our shelf registration statement on Form S-3 for the proposed offering from time to time of up to $2.0 billion in gross proceeds of senior or subordinated debt securities, preference shares, ordinary shares and warrants to purchase debt securities, preference shares, ordinary shares or other securities. In May 2001, we issued $400.0 million aggregate principal amount of 1.5% Convertible Debentures due May 15, 2021 under the shelf registration statement. At March 1, 2002, $1.6 billion in gross proceeds of securities remained unissued under the shelf registration statement.

     Our access to commercial paper, debt and equity markets may be reduced or closed to us due to a variety of events, including, among others, downgrades of ratings of our debt and commercial paper, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.

     Our contractual obligations in the table below include our debt obligations at face value.

                                      AS OF DECEMBER 31, 2001
                         ------------------------------------------------
                                 LESS THAN     1 TO 3    4 - 5    AFTER
                         TOTAL     1 YEAR      YEARS     YEARS   5 YEARS
                         ------  ----------  ----------  ------  --------
                                          (IN MILLIONS)
CONTRACTUAL OBLIGATIONS
Debt. . . . . . . . . .  $4,995  $      484  $    1,711  $  500  $  2,300
Operating Leases. . . .     127          28          66      12        21
                         ------  ----------  ----------  ------  --------
  Total Obligations . .  $5,122  $      512  $    1,777  $  512  $  2,321
                         ======  ==========  ==========  ======  ========

     We are required to repurchase the Zero Coupon Convertible Debentures due 2020 and the 1.5% Convertible Debentures due 2021 at the option of the holder on specified dates. We have the option to pay the repurchase price in cash, ordinary shares or any combination of cash and ordinary shares. The chart above assumes that the holders of these debentures exercise this option at the first available date. These debentures are more fully described in Note 8 to our consolidated financial statements.

     At December 31, 2001, we had other commitments that we are contractually obligated to fulfill with cash should the obligations be called. These obligations consisted primarily of standby letters of credit and surety bonds, which guarantee our performance as it relates to our drilling contracts, insurance, tax and other obligations in various jurisdictions. These obligations are not normally called as we typically comply with the underlying performance requirement. The table below provides a list of these obligations in U.S. dollar equivalents and their time to expiration. It should be noted that these obligations could be called at any time prior to the expiration dates.

                                           AS OF DECEMBER 31, 2001
                               ----------------------------------------------
                                       LESS THAN    1 TO 3   4 - 5    AFTER
                               TOTAL     1 YEAR     YEARS    YEARS   5 YEARS
                               ------  ----------  --------  ------  --------
                                                (IN MILLIONS)
OTHER COMMERCIAL COMMITMENTS
Standby Letters of Credit . .  $   38  $       34  $      4  $    -  $      -
Surety Bonds. . . . . . . . .     190         124        66       -         -
Purchase Option Guarantees -
  Joint Ventures (a). . . . .     209           -       209       -         -
Other Commitments . . . . . .       4           4         -       -         -
                               ------  ----------  --------  ------  --------
  Total . . . . . . . . . . .  $  441  $      162  $    279  $    -  $      -
                               ======  ==========  ========  ======  ========

--------------------
(a)   See  "-Special  Purpose  Entities".

     Letters of credit are issued under a number of facilities provided by several banks. The obligations that are the subject of these surety bonds are geographically concentrated in Brazil and Nigeria, of which 73 percent are concentrated in three bonds.

     In March 2002, the Company completed an exchange offer pursuant to which the 6.50% Notes due April 15, 2003, 6.75% Notes due April 15, 2005, 6.95% Notes due April 15, 2008, 7.375% Notes due April 15, 2018, 9.125% Notes due December 15, 2003 and 9.50% Notes due December 15, 2008 of R&B Falcon whose holders accepted the offer were exchanged for newly issued notes of the Company. The new notes were issued in six series corresponding to the six series of R&B Falcon notes and have the same principal amount, interest rate, redemption terms and payment and maturity dates as the corresponding series of R&B Falcon notes. The aggregate principal amount of the new notes issued was approximately $1.4 billion. Because the holders of a majority in principal amount of each of these series of notes consented to the proposed amendments to the applicable indenture pursuant to which the notes were issued, some covenants, restrictions and events of default were eliminated from the indentures with respect to these series of notes. In connection with the exchange offers, an aggregate of $8.3 million in consent payments were made by R&B Falcon to holders of R&B Falcon notes whose notes were tendered (and not validly withdrawn) within the required time periods and accepted for exchange.

     Derivative Instruments

     We have established policies and procedures for derivative instruments that have been approved by our Board of Directors. These policies and procedures provide for the prior approval of derivative instruments by our Chief Financial Officer. From time to time, we may enter into a variety of derivative financial instruments in connection with the management of our exposure to fluctuations in foreign exchange rates and interest rates. We do not enter into derivative transactions for speculative purposes; however, for accounting purposes, certain transactions may not meet the criteria for hedge accounting.

     Gains and losses on foreign exchange derivative instruments that qualify as accounting hedges are deferred as accumulated other comprehensive income and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments that do not qualify as hedges for accounting purposes are recognized currently based on the change in market value of the derivative instruments. At December 31, 2001, we had no material open foreign exchange derivative instruments.

     From time to time, we may use interest rate swaps to manage the effect of interest rate changes on future income. Interest rate swaps are designated as a hedge of underlying future interest payments. The interest rate differential to be received or paid under the swaps is recognized over the lives of the swaps as an adjustment to interest expense (see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk Interest Rate Risk"). If an interest rate swap is terminated, the gain or loss is amortized over the life of the underlying debt. At December 31, 2001, we had a $3.9 million gain related to a terminated interest rate swap that is included in accumulated other comprehensive income in our consolidated balance sheet and is being amortized over the life of the underlying debt.

     One of our unconsolidated joint ventures, Deepwater Drilling LLC ("DD LLC"), has an interest rate swap associated with the operating lease for the Deepwater Pathfinder. The effect of the swap has been to convert the interest portion of the operating lease payments from a floating rate of one-month London Interbank Offered Rate ("LIBOR") plus a margin to a fixed rate of 5.7175 percent per annum. We report our share of the fair value of the interest rate swap in accumulated other comprehensive income in our consolidated balance sheet. At December 31, 2001, this amount was an unrealized loss of $5.6 million.

     In June 2001, we entered into $700 million aggregate notional amount of interest rate swaps as a fair value hedge against our 6.625% Notes due April 2011. The swaps effectively convert the fixed interest rate on such notes into a floating rate of LIBOR plus 0.50 percent per annum. The market value of the swaps are carried as an asset or a liability in our consolidated balance sheet and the carrying value of the hedged debt is adjusted accordingly. At December 31, 2001, the swaps had a market value of $15.1 million. The swaps mature on the same date as the notes.

     In February 2002, we entered into $900 million aggregate notional amount of interest rate swaps as a hedge against certain fixed rate debt. The effect of the swaps was to convert the fixed interest rates into a floating rate of LIBOR plus a margin.

Special  Purpose  Entities

     As a result of the R&B Falcon merger, we have ownership interests in two unconsolidated joint ventures, 50 percent in DD LLC, and 60 percent in Deepwater Drilling II, LLC ("DDII LLC"). Subsidiaries of Conoco Inc. ("Conoco") own the remaining interests in DD LLC and DDII LLC. Conoco and the Company share management of the joint ventures equally. Each of the joint ventures is a lessee in a synthetic lease financing facility entered into in connection with the construction of the Deepwater Pathfinder, in the case of DD LLC, and the Deepwater Frontier, in the case of DDII LLC. Pursuant to the lease financings, the rigs are owned by special purpose entities and leased to the joint ventures. We do not own, manage or control the special purpose entities. The lease payments under both synthetic leases are supported by drilling contracts between the two respective joint ventures and Conoco and, in the case of DDII LLC, one of our subsidiaries. Conoco is responsible for all of the remaining commitment to DD LLC and most of the remaining commitment to DDII LLC under these drilling contracts.

     Conoco and the Company provide the joint ventures with certain operational support services. For each of the joint ventures, Conoco and the Company guarantee the obligation of the joint venture to pay certain contingent lease obligations in proportion to their respective ownership interests in the joint ventures.

      DD LLC's annual rent payments of $22 million per annum for the Deepwater Pathfinder are effectively fixed due to the interest rate swap described above. The scheduled termination of the lease for the Deepwater Pathfinder is December 2003 subject to certain extension options of DD LLC. DDII LLC's annual rent payments for the Deepwater Frontier are subject to changes in market interest rates and are estimated to be $24 million per annum based on interest rates at December 31, 2001. The scheduled termination of the lease for the Deepwater
Frontier  is  March  2004  subject  to  certain  extension  options of DDII LLC.

     At the expiration of the leases, each joint venture may purchase the rig for $185 million, in the case of the Deepwater Pathfinder, and $194 million, in the case of the Deepwater Frontier, or return the rig to the special purpose entities. The Company would be obligated to pay only a portion of such price equal to its percentage ownership interest in the applicable joint venture. The Company's proportionate share for such purchase options is $97 million and $112 million, respectively. Under each joint venture agreement, the consent of each venturer is generally required to approve actions of the joint venture, including the exercise of this purchase option.

     If a joint venture returns the rig at the end of the lease, the special purpose entity may sell the rig. In connection with the return, DD LLC may be required to pay an amount up to $138 million, and DDII LLC may be required to pay an amount up to $145 million, plus certain expenses in each case. These payments may be reduced by a portion of the proceeds of the sale of the applicable rig. If an event of default occurs under the applicable lease documents, each joint venture may be required to pay an amount equal to the amount of debt and equity financing owed by the applicable special purpose entity plus certain expenses. The debt and equity financing outstanding as of December 31, 2001, applicable to the owner of Deepwater Pathfinder and of Deepwater Frontier, was $219 million and $237 million, respectively. The Company and Conoco have guaranteed their respective share of the joint ventures' obligation to pay these amounts.

     These leases contain ratings triggers that are invoked only if we are involved in a change of control and the acquiror has a credit rating lower than BBB or Baa2. Should these triggers be invoked, the acquiring company would, at the option of the investors, be obligated to pay our share of the outstanding investments under the leases.

Sale/Leaseback

     We lease the M. G. Hulme, Jr. from Deep Sea Investors, L.L.C., a special purpose entity formed by several leasing companies to acquire the rig from a subsidiary of R&B Falcon in November of 1995 in a sale/leaseback transaction. We are obligated to pay rent of approximately $13 million per year through December 2005. At the termination of the lease, we may purchase the rig for $37.5 million.

     The lease has several ratings triggers. It requires collateral be maintained currently, the Jim Cunningham, whenever R&B Falcon is rated less than BBB+/Baa1 prior to November 2002 and at least BBB/Baa3 after such date. The lease contains another ratings trigger that may be invoked should R&B Falcon be subject to a change of control with an acquiror having a rating of less than B+/B1. Should that occur, the lease payments will become due in full, at the option of the investors.

Related  Party  Transactions

     Delta Towing - In connection with the R&B Falcon merger, R&B Falcon formed a joint venture to own and operate its U.S. inland marine support vessel business (the "Marine Business"). As part of the joint venture formation in January 2001, the Marine Business was transferred by a subsidiary of R&B Falcon to Delta Towing, LLC ("Delta Towing") in exchange for a 25 percent equity interest in Delta Towing Holdings, LLC, the parent of Delta Towing, and certain secured notes payable from Delta Towing in a principal amount of $144 million. R&B Falcon valued these notes at $80 million immediately prior to the closing of the R&B Falcon merger. In December 2001, the note agreement was amended to provide for a $4 million, three-year revolving credit facility (the "Delta Towing Revolver").

     As part of the formation of the joint venture on January 31, 2001, R&B Falcon entered into a charter arrangement with Delta Towing under which the Company committed to charter certain vessels for a period of one year ending January 31, 2002, and committed to charter for a period of 2.5 years from date of delivery 10 crewboats then under construction, four of which have been placed into service as of March 1, 2002. R&B Falcon also entered into an alliance agreement with Delta Towing under which we agreed to treat Delta Towing as a preferred supplier for the provision of marine support services.

     In 2001, the Company incurred charges totaling $15.6 million from Delta Towing for services rendered, of which $6.5 million was rebilled to the Company's customers and $9.1 million was reflected in operating and maintenance expense. As of March 1, 2002, the carrying value of the notes was $78.7 million and $4.0 million was outstanding under the Delta Towing Revolver. In addition, $1.1 million unpaid interest was outstanding.

     Delta Towing operates in the Gulf of Mexico in support of the oil and gas industry and faces similar market conditions as we do with our Gulf of Mexico Shallow and Inland Water business segment. Should weakened market conditions persist or should market conditions deteriorate further, Delta Towing's ability to pay its debts to us as they come due may be adversely affected.

     DD LLC and DDII LLC - We are a party to drilling services agreements with DD LLC and DDII LLC for the operation of the Deepwater Pathfinder and Deepwater Frontier, respectively. For the year ended December 31, 2001, we earned $1.4 million for such drilling services from each of DD LLC and DDII LLC.

     From time to time, we contract with DDII LLC to provide drilling services to us. For the year ended December 31, 2001, we incurred expense of $54.4 million under this drilling contract. See "-Special Purpose Entities" for further discussion of DD LLC and DDII LLC.

     ODL - We own a 50 percent interest in an unconsolidated joint venture company, Overseas Drilling Limited ("ODL"). ODL owns the Joides Resolution, for which we provide certain operational and management services. For the year ended December 31, 2001, we earned $1.2 million for those services.

New  Accounting  Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations. SFAS 141 requires that all business combinations initiated or completed after June 30,

2001 be accounted for using the purchase method of accounting. The statement provides for recognition and measurement of intangible assets separate from goodwill. We adopted SFAS 141 as of July 1, 2001. The adoption of the new statement had no effect on our consolidated results of operations or financial position.

     In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to and have adopted SFAS 142 effective January 1, 2002. Application of the non-amortization provisions of SFAS 142 for goodwill is expected to result in an increase in operating income of approximately $155 million in 2002. At December 31, 2001, we had goodwill of approximately $6.5 billion. Pursuant to SFAS 142, we will test our goodwill for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of an accounting change. In accordance with SFAS 142, we will test goodwill for impairment at a reporting unit level. SFAS 142 defines a reporting unit as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. Management has determined our reporting units are the same as our operating segments for the purpose of testing goodwill for impairment. While we are currently evaluating the effect the adoption may have on our consolidated results of operations and financial position, we expect a significant impairment of goodwill within our Gulf of Mexico Shallow and Inland Water reporting unit. We do not currently expect a significant impairment of goodwill within our International and U.S. Floater Contract Drilling Services reporting unit.

     In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of long-lived asset impairment and for the measurement of long-lived assets to be disposed of by sale and the basic requirements of APB 30. In addition to these fundamental provisions, SFAS 144 provides guidance for determining whether long-lived assets should be tested for impairment and specific criteria for classifying assets to be disposed of as held for sale. The statement is effective for fiscal years beginning after December 15, 2001, and we have adopted the statement as of January 1, 2002. The adoption of this statement will not have a material effect on our consolidated financial position or results of operations.

Forward-Looking  Information

     The statements included in this annual report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that the Company or management "anticipates," "believes," "budgets," "estimates," "expects," "forecasts," "intends," "plans," "predicts," or "projects" a particular result or course of events, or that such result or course of events "could," "might," "may," "scheduled" or "should" occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this annual report include, but are not limited to, statements involving payment of severance costs, contract commencements, potential revenues, increased expenses, customer drilling programs, utilization rates, dayrates, planned shipyard projects, expected downtime, effect of technical difficulties with newbuild rigs, future activity in the deepwater and the shallow and inland water markets, the U.S. gas drilling market, planned asset sales, timing of asset sales, proceeds from asset sales, reactivation of stacked units, timing of and results of negotiations with the labor union representing U.K. employees, future labor costs, the Company's other expectations with regard to market outlook, operations in international markets, expected capital expenditures, results and effects of legal proceedings, adequacy of insurance, receipt of loss of hire insurance proceeds, liabilities for tax issues, liquidity, positive cash flow from operations, the exercise of the option of holders of Zero Coupon Convertible Debentures or the 1.5% Convertible Debentures to require the Company to repurchase the debentures, adequacy of cash flow for 2002 obligations, effects of accounting changes, and the timing and cost of completion of capital projects. Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to, worldwide demand for oil and gas, uncertainties relating to the level of activity in offshore oil and gas exploration and development, exploration success by producers, oil and gas prices (including U.S. natural gas prices), demand for offshore and inland water rigs, competition and market conditions in the contract drilling industry, our ability to successfully integrate the operations of acquired businesses, delays or terminations of drilling contracts due to a number of events, delays or cost overruns on construction and shipyard projects and possible cancellation of drilling contracts as a result of delays or performance, our ability to enter into and the terms of future contracts, the availability of qualified personnel, labor relations and the outcome of negotiations with unions representing workers, operating hazards, political and other uncertainties inherent in non-U.S. operations (including exchange and currency fluctuations), risks of war, terrorism and cancellation or unavailability of certain insurance coverage, the impact of governmental laws and regulations, the adequacy of sources of liquidity, the effect of litigation and contingencies and other factors discussed in this annual report and in the Company's other filings with the SEC, which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

ITEM  7A.     Quantitative  and  Qualitative  Disclosures  About  Market  Risk

Interest  Rate  Risk

     Our exposure to market risk for changes in interest rates relates primarily to our long-term and short-term debt obligations. The table below presents expected cash flows and related weighted-average interest rates for the year ended December 31 for each of the years presented by scheduled maturity dates relating to debt obligations as of December 31, 2001. Weighted-average variable rates are based on estimated LIBOR rates as of December 31, 2001, plus applicable margins. The fair value of fixed rate debt is based on the estimated yield to maturity for each debt issue as of December 31, 2001.

     As  of  December  31, 2001 (in millions, except interest rate percentages):

                                                             SCHEDULED MATURITY DATE                        FAIR VALUE
                                         -----------------------------------------------------------------  ----------
                                          2002     2003     2004     2005    2006   THEREAFTER     TOTAL     12/31/01
                                         -------  -------  -------  -------  ----  ------------  ---------  ----------
Total debt
  Fixed Rate(a) . . . . . . . . . . . .  $ 58.0   $382.6   $ 61.4   $419.6      -  $   2,965.0   $3,886.6   $  3,586.2
     Average interest rate. . . . . . .     6.7%     7.1%     6.5%     7.0%     -          5.5%       5.8%
  Variable Rate . . . . . . . . . . . .  $100.0   $150.0   $150.0        -      -            -   $  400.0   $    400.0
     Average interest rate. . . . . . .     2.6%     2.6%     2.6%       -      -            -        2.6%
  Receive Fixed/Pay Variable
     Swaps(b) . . . . . . . . . . . . .       -        -        -        -      -  $     700.0   $  700.0   $    689.2
     Average interest rate. . . . . . .       -        -        -        -      -          2.4%       2.4%
Commercial Paper. . . . . . . . . . . .  $326.4        -        -        -      -            -   $  326.4   $    326.4
     Average interest rate. . . . . . .     3.2%       -        -        -      -            -        3.2%

--------------------
(a)   Expected  maturity  amounts are based on the face value of debt and do not reflect  fair  market  value of debt.
(b)   The 6.625% Notes are considered variable as a result of the interest rate swaps.  See Note 8 to our consolidated financial  statements.

     At December 31, 2001, we had approximately $1.4 billion of variable rate debt (29 percent of total debt). Of that variable rate debt, $700 million resulted from interest rate swaps with the remainder representing term bank debt and commercial paper. Given outstanding amounts as of that date, a one percent rise in interest rates would result in an additional $14 million in interest expense per year. Offsetting this, a large part of our investments would earn commensurate higher rates of return. Using December 31, 2001 investments levels, a one percent increase in interest rates would result in approximately $7 million of additional interest income per year.

     As a result of the February 2002 interest rate swaps (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"), our variable rate debt increased to $2.1 billion (44 percent of total debt). Given outstanding amounts as of February 1, 2002, a one percent rise in interest rates would result in an additional $21 million in interest expense per year. Offsetting this, a large part of our investments would earn commensurate higher rates of return. Using February 1, 2002 investment levels, a one percent increase in interest rates would result in approximately $5 million additional interest income per year.

Foreign  Exchange  Risk

     Our international operations expose us to foreign exchange risk. We use a variety of techniques to minimize the exposure to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. We may also use foreign exchange derivative instruments or spot purchases. We do not enter into derivative transactions for speculative purposes. At December 31, 2001, we had no material open foreign exchange contracts.

ITEM  8.     Financial  Statements  and  Supplementary  Data




                         REPORT OF INDEPENDENT AUDITORS

To  the  Shareholders  and  Board  of  Directors
     Transocean  Sedco  Forex  Inc.

     We have audited the accompanying consolidated balance sheets of Transocean Sedco Forex Inc. and Subsidiaries as of December 31, 2001 and 2000, the related consolidated statements of operations, equity, and cash flows for the years ended December 31, 2001 and 2000, and the related combined statements of operations, equity, and cash flows for the year ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transocean Sedco Forex Inc. and Subsidiaries at December 31, 2001 and 2000, the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000, and the combined results of their operations and their cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                             /s/ Ernst & Young LLP

Houston,  Texas
January  29,  2002

                   TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN MILLIONS, EXCEPT PER SHARE)

                                                      YEARS ENDED DECEMBER 31,
                                                    -----------------------------
                                                      2001       2000      1999
                                                    ---------  ---------  -------
OPERATING REVENUES . . . . . . . . . . . . . . . .  $2,820.1   $1,229.5   $648.2
                                                    ---------  ---------  -------

COSTS AND EXPENSES
   Operating and maintenance . . . . . . . . . . .   1,603.3      812.6    448.9
   Depreciation. . . . . . . . . . . . . . . . . .     470.1      232.8    131.9
   Goodwill amortization . . . . . . . . . . . . .     154.9       26.7        -
   General and administrative. . . . . . . . . . .      57.9       42.1     16.8
                                                    ---------  ---------  -------
                                                     2,286.2    1,114.2    597.6
                                                    ---------  ---------  -------
Impairment Loss on Long-Lived Assets . . . . . . .     (40.4)         -        -
Gain (Loss) from Sale of Assets, net . . . . . . .      56.5       17.8     (1.3)
                                                    ---------  ---------  -------
OPERATING INCOME . . . . . . . . . . . . . . . . .     550.0      133.1     49.3
                                                    ---------  ---------  -------
OTHER INCOME (EXPENSE), NET
   Equity in earnings of joint ventures. . . . . .      16.5        9.4      5.6
   Interest income . . . . . . . . . . . . . . . .      18.7        6.2      5.4
   Interest expense, net of amounts capitalized. .    (223.9)      (3.0)   (10.3)
   Other, net. . . . . . . . . . . . . . . . . . .      (0.8)      (1.3)    (0.7)
                                                    ---------  ---------  -------
                                                      (189.5)      11.3        -
                                                    ---------  ---------  -------
INCOME BEFORE INCOME TAXES, MINORITY
   INTEREST AND EXTRAORDINARY ITEMS. . . . . . . .     360.5      144.4     49.3
Income Tax Expense (Benefit) . . . . . . . . . . .      85.7       36.7     (9.3)
Minority Interest. . . . . . . . . . . . . . . . .       2.9        0.6      0.5
                                                    ---------  ---------  -------
INCOME BEFORE EXTRAORDINARY ITEMS. . . . . . . . .     271.9      107.1     58.1
Gain (Loss) on Extraordinary Items, net of tax . .     (19.3)       1.4        -
                                                    ---------  ---------  -------
NET INCOME . . . . . . . . . . . . . . . . . . . .  $  252.6   $  108.5   $ 58.1
                                                    =========  =========  =======

BASIC EARNINGS PER SHARE
(UNAUDITED PRO FORMA PRIOR TO THE EFFECTIVE
DATE OF THE SEDCO FOREX MERGER)
   Income Before Extraordinary Items . . . . . . .  $   0.88   $   0.51   $ 0.53
   Gain (Loss) on Extraordinary Items, net of tax.     (0.06)      0.01        -
                                                    ---------  ---------  -------
      Net Income . . . . . . . . . . . . . . . . .  $   0.82   $   0.52   $ 0.53
                                                    =========  =========  =======

DILUTED EARNINGS PER SHARE
(UNAUDITED PRO FORMA PRIOR TO THE EFFECTIVE
DATE OF THE SEDCO FOREX MERGER)
   Income Before Extraordinary Items . . . . . . .  $   0.86   $   0.50   $ 0.53
   Gain (Loss) on Extraordinary Items, net of tax.     (0.06)      0.01        -
                                                    ---------  ---------  -------
      Net Income . . . . . . . . . . . . . . . . .  $   0.80   $   0.51   $ 0.53
                                                    =========  =========  =======

WEIGHTED AVERAGE SHARES OUTSTANDING
(UNAUDITED PRO FORMA PRIOR TO THE EFFECTIVE
DATE OF THE SEDCO FOREX MERGER)
   Basic . . . . . . . . . . . . . . . . . . . . .     309.2      210.4    109.6
                                                    ---------  ---------  -------
   Diluted . . . . . . . . . . . . . . . . . . . .     314.8      211.7    109.6
                                                    ---------  ---------  -------

DIVIDENDS PAID PER SHARE . . . . . . . . . . . . .  $   0.12   $   0.12   $    -


                            See accompanying notes.

                              TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                    (In millions, except share data)

                                                                                       DECEMBER 31,
                                                                                   --------------------
                                                                                      2001       2000
                                                                                   ----------  --------
                                                ASSETS
Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   853.4   $   34.5
Accounts Receivable
  Trade . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      602.9      268.9
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       72.8       27.1
Materials and Supplies. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      158.8       89.5
Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21.0       18.1
Other Current Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       27.9       10.0
                                                                                   ----------  --------
    Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,736.8      448.1
                                                                                   ----------  --------

Property and Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10,081.4    6,003.2
Less Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .    1,713.3    1,308.2
                                                                                   ----------  --------
  Property and Equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . .    8,368.1    4,695.0
                                                                                   ----------  --------
Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6,466.7    1,037.9
Investments in and Advances to Joint Ventures . . . . . . . . . . . . . . . . . .       28.2      105.9
Note Receivable from Related Party. . . . . . . . . . . . . . . . . . . . . . . .       78.9          -
Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      341.1       71.9
                                                                                   ----------  --------
    Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $17,019.8   $6,358.8
                                                                                   ==========  ========
                               LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   188.4   $  135.6
Accrued Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      188.2      113.1
Debt Due Within One Year. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      484.4       23.1
Other Current Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .      283.4      223.4
                                                                                   ----------  --------
    Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .    1,144.4      495.2
                                                                                   ----------  --------

Long-Term Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,539.4    1,430.3
Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      317.1      359.2
Other Long-Term Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .      108.6       70.0
                                                                                   ----------  --------
    Total Long-Term Liabilities . . . . . . . . . . . . . . . . . . . . . . . . .    4,965.1    1,859.5
                                                                                   ----------  --------

Commitments and Contingencies

Preference Shares, $0.10 par value; 50,000,000 shares authorized, none issued and
  outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -          -
Ordinary Shares, $0.01 par value; 800,000,000 shares authorized, 318,816,035 and
  210,710,363 shares issued and outstanding at December 31, 2001 and 2000,
  respectively. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3.2        2.1
Additional Paid-in Capital. . . . . . . . . . . . . . . . . . . . . . . . . . . .   10,611.7    3,918.7
Accumulated Other Comprehensive Income. . . . . . . . . . . . . . . . . . . . . .       (2.3)         -
Retained Earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      297.7       83.3
                                                                                   ----------  --------
    Total Shareholders' Equity. . . . . . . . . . . . . . . . . . . . . . . . . .   10,910.3    4,004.1
                                                                                   ----------  --------
    Total Liabilities and Shareholders' Equity. . . . . . . . . . . . . . . . . .  $17,019.8   $6,358.8
                                                                                   ==========  ========


                             See accompanying notes.

                                           TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF EQUITY
                                               (In millions, except per share data)


                                                                               ACCUMULATED
                                            ORDINARY SHARES     ADDITIONAL        OTHER
                                           ------------------    PAID-IN      COMPREHENSIVE    RETAINED    PRE-MERGER     TOTAL
                                            SHARES    AMOUNT     CAPITAL         INCOME        EARNINGS      EQUITY       EQUITY
                                           ---------  -------  ------------  ---------------  ----------  ------------  ----------
Balance at December 31, 1998                                                                              $     564.4   $   564.4
  Net income                                                                                                     58.1        58.1
  Advances from related parties
    and other                                                                                                   299.6       299.6
  Merger with Transocean Offshore Inc.. .     210.1   $   2.1  $   3,908.0   $            -   $       -        (922.1)    2,988.0
                                           ---------  -------  ------------  ---------------  ----------  ------------  ----------

Balance at December 31, 1999. . . . . . .     210.1       2.1      3,908.0                -           -             -     3,910.1
  Net income. . . . . . . . . . . . . . .         -         -            -                -       108.5             -       108.5
  Issuance of ordinary shares under
    stock-based compensation plans. . . .       0.6         -         16.6                -           -             -        16.6
  Other . . . . . . . . . . . . . . . . .         -         -         (5.9)               -           -             -        (5.9)
  Cash dividends ($0.12 per share). . . .         -         -            -                -       (25.2)            -       (25.2)
                                           ---------  -------  ------------  ---------------  ----------  ------------  ----------

Balance at December 31, 2000. . . . . . .     210.7       2.1      3,918.7                -        83.3             -     4,004.1
  Net income. . . . . . . . . . . . . . .         -         -            -                -       252.6             -       252.6
  Shares issued for R&B Falcon
    merger. . . . . . . . . . . . . . . .     106.1       1.1      6,654.9                -           -             -     6,656.0
  Issuance of ordinary shares under
    stock-based compensation plans. . . .       1.6         -         45.2                -           -             -        45.2
  Issuance of ordinary shares upon
    exercise of warrants. . . . . . . . .       0.6         -         10.6                -           -             -        10.6
  Other . . . . . . . . . . . . . . . . .      (0.2)        -        (17.7)               -           -             -       (17.7)
  Cash dividends ($0.12 per share). . . .         -         -            -                -       (38.2)            -       (38.2)
  Gain on terminated interest rate swaps.         -         -            -              3.9           -             -         3.9
  Fair value adjustment on marketable
    securities held for sale. . . . . . .         -         -            -             (0.6)          -             -        (0.6)
  Other comprehensive income
    related to joint venture. . . . . . .         -         -            -             (5.6)          -             -        (5.6)
                                           ---------  -------  ------------  ---------------  ----------  ------------  ----------
Balance at December 31, 2001. . . . . . .     318.8   $   3.2  $  10,611.7   $         (2.3)  $   297.7   $         -   $10,910.3
                                           =========  =======  ============  ===============  ==========  ============  ==========


                             See accompanying notes.

                                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (In millions)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                   ----------------------------
                                                                                     2001      2000      1999
                                                                                   --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 252.6   $ 108.5   $  58.1
  Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .    625.0     259.5     131.9
      Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .    (98.2)    (30.1)    (24.3)
      1999  charges . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -         -      29.4
      Equity in earnings of joint ventures. . . . . . . . . . . . . . . . . . . .    (16.5)     (9.4)     (5.6)
      Net (gain) loss from sale of assets . . . . . . . . . . . . . . . . . . . .    (52.5)    (15.0)      1.3
      Impairment loss on long-lived assets. . . . . . . . . . . . . . . . . . . .     40.4         -         -
      Amortization of debt-related discounts/premiums, fair value
        adjustments and issue costs, net. . . . . . . . . . . . . . . . . . . . .     (4.0)      9.4         -
      Deferred income, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (46.5)    (20.7)    (26.2)
      Deferred expenses, net. . . . . . . . . . . . . . . . . . . . . . . . . . .    (53.8)    (18.6)        -
      Extraordinary (gain) loss on debt extinguishment, net of tax. . . . . . . .     19.3      (1.4)        -
      Tax benefit from exercise of stock options. . . . . . . . . . . . . . . . .      9.6       1.9         -
      Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (0.4)     (7.0)     (0.1)
  Changes in operating assets and liabilities, net of effects from the R&B Falcon merger
      Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (55.2)     (5.9)    100.5
      Accounts payable and other accrued liabilities. . . . . . . . . . . . . . .    (95.9)    (58.6)    (22.5)
      Receivable/payable with related parties, net. . . . . . . . . . . . . . . .        -         -      19.5
      Income taxes receivable/payable, net. . . . . . . . . . . . . . . . . . . .     48.2       1.2     (21.5)
      Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (5.3)    (17.9)      0.1
                                                                                   --------  --------  --------
Net Cash Provided by Operating Activities . . . . . . . . . . . . . . . . . . . .    566.8     195.9     240.6
                                                                                   --------  --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (506.2)   (574.7)   (537.0)
  Proceeds from sale of coiled tubing drilling services business. . . . . . . . .        -      24.9         -
  Proceeds from sale of securities. . . . . . . . . . . . . . . . . . . . . . . .     17.2         -         -
  Proceeds from sale of subsidiary. . . . . . . . . . . . . . . . . . . . . . . .     85.6         -         -
  Other proceeds from disposal of assets, net . . . . . . . . . . . . . . . . . .    116.1      56.3       0.7
  Merger costs paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (24.4)     (4.5)        -
  Cash acquired in merger, net of cash paid . . . . . . . . . . . . . . . . . . .    264.7         -     439.8
  Joint ventures and other investments, net . . . . . . . . . . . . . . . . . . .     20.6       5.1       6.3
                                                                                   --------  --------  --------
Net Cash Used in Investing Activities . . . . . . . . . . . . . . . . . . . . . .    (26.4)   (492.9)    (90.2)
                                                                                   --------  --------  --------


                             See accompanying notes.

                               TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                               (In millions)


                                                                               YEARS ENDED DECEMBER 31,
                                                                            ------------------------------
                                                                               2001       2000      1999
                                                                            ----------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under commercial paper program. . . . . . . . . . . . . .      326.4         -         -
  Net proceeds from issuance of debt . . . . . . . . . . . . . . . . . . .    1,693.5     489.1         -
  Early repayments of debt instruments . . . . . . . . . . . . . . . . . .   (1,495.0)   (233.8)        -
  Net repayments on revolving credit agreements. . . . . . . . . . . . . .     (180.1)    (54.9)        -
  Other repayments of debt instruments . . . . . . . . . . . . . . . . . .      (56.0)    (21.1)    (15.3)
  Proceeds from issuance of ordinary shares under stock-based compensation
    plans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       29.6      13.7         -
  Proceeds from issuance of ordinary shares upon exercise of warrants. . .       10.6         -         -
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (38.2)    (25.3)        -
  Financing costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (15.2)     (2.6)        -
  Net repayments of debt to related parties. . . . . . . . . . . . . . . .          -         -    (407.4)
  Advances and other from related parties, net . . . . . . . . . . . . . .          -         -     265.5
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2.9       0.7      (2.0)
                                                                            ----------  --------  --------
Net Cash Provided by (Used in) Financing Activities. . . . . . . . . . . .      278.5     165.8    (159.2)
                                                                            ----------  --------  --------

Net Increase (Decrease) in Cash and Cash Equivalents . . . . . . . . . . .      818.9    (131.2)     (8.8)
                                                                            ----------  --------  --------
Cash and Cash Equivalents at Beginning of Period . . . . . . . . . . . . .       34.5     165.7     174.5
                                                                            ----------  --------  --------
Cash and Cash Equivalents at End of Period . . . . . . . . . . . . . . . .  $   853.4   $  34.5   $ 165.7
                                                                            ==========  ========  ========


                             See accompanying notes.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note  1  -  Nature  of  Business  and  Principles  of  Consolidation

     Transocean Sedco Forex Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company," "we" or "our") is a leading international provider of offshore and inland marine contract drilling services for oil and gas wells. The Company's mobile offshore drilling fleet is considered one of the most modern and versatile fleets in the world. The Company specializes in technically demanding segments of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services. At December 31, 2001, the Company owned, had partial ownership interests in or operated more than 160 mobile offshore and barge drilling units. As of this date, the Company's active fleet consisted of 31 high-specification drillships and semisubmersibles ("floaters"), 30 other floaters, 54 jackup rigs, 35 drilling barges, four tenders and three submersible drilling rigs. In addition, the fleet includes mobile offshore production units, platform drilling rigs and 10 land drilling rigs in Venezuela. The Company contracts its drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells.

     Intercompany transactions and accounts have been eliminated. The equity method of accounting is used for investments in joint ventures owned 50 percent or less and for investments in joint ventures owned 50 percent or more where the Company does not have significant influence or control over the day-to-day operations of the joint venture.

     On January 31, 2001, we completed a merger transaction with R&B Falcon Corporation ("R&B Falcon"). At the time of the merger, R&B Falcon owned, had partial ownership interests in, operated or had under construction more than 100 mobile offshore drilling units and other units utilized in the support of offshore drilling activities. As a result of the merger, R&B Falcon became an indirect wholly owned subsidiary of the Company. The merger was accounted for as a purchase with the Company as the accounting acquiror. The consolidated balance sheet as of December 31, 2001 represents the financial position of the merged company. The consolidated statements of operations and of cash flows for the year ended December 31, 2001 include 11 months of operating results and cash flows for R&B Falcon.

     On December 31, 1999, the merger of Transocean Offshore Inc. and Sedco Forex Holdings Limited ("Sedco Forex") was completed. Sedco Forex was the offshore contract drilling service business of Schlumberger Limited ("Schlumberger") and was spun off immediately prior to the merger transaction. As a result of the merger, Sedco Forex became a wholly owned subsidiary of Transocean Offshore Inc., which changed its name to Transocean Sedco Forex Inc. The merger was accounted for as a purchase with Sedco Forex as the accounting acquiror. The consolidated balance sheet as of December 31, 2000, the consolidated statements of cash flows and of operations for the year ended December 31, 2000 represent the financial position, cash flows and results of operations of the merged company. The combined statements of cash flows and operations for the year ended December 31, 1999 represent the cash flows and results of operations of Sedco Forex and not those of historical Transocean Offshore Inc.

     The combined financial statements for the period prior to the Sedco Forex merger represent the offshore contract drilling service business of Schlumberger, which comprised certain businesses, operations, assets and liabilities of Sedco Forex and its subsidiaries and of Schlumberger and its subsidiaries, as defined in the Distribution Agreement (see Note 4). Although Sedco Forex was not a separate public company prior to the merger, the combined financial statements are presented as if Sedco Forex had existed as an entity separate from its parent, Schlumberger. The combined financial statements include the historical revenues and expenses and cash flows that were directly related to the offshore contract drilling service business of Schlumberger for the year ended December 31, 1999 and have been prepared using Schlumberger's historical results of operations of Sedco Forex.

     Prior to the Sedco Forex merger, certain Schlumberger corporate expenses, including centralized research and engineering, legal, accounting, employee benefits, real estate, insurance, information technology services, treasury and other corporate and infrastructure costs, although not directly attributable to Sedco Forex's operations, were allocated to Sedco Forex on bases that Schlumberger and Sedco Forex considered to be a reasonable reflection of the utilization of services provided or the benefit received by Sedco Forex (see
Note 19). The financial information for the period prior to the Sedco Forex merger included herein may not reflect the consolidated results of operations and cash flows of Sedco Forex had it been a separate, stand-alone entity during the periods presented.

     Because Sedco Forex historically was not operated as a separate, stand-alone entity, and in many cases Sedco Forex's results were included in the consolidated financial statements of Schlumberger on a divisional basis, there are no separate meaningful historical equity accounts for Sedco Forex prior to the merger.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note  2  -  Summary  of  Significant  Accounting  Policies

     Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S.") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. On an on going basis, the Company evaluates its estimates, including those related to bad debts, materials and supplies obsolescence, investments, intangible assets and goodwill, income taxes, financing operations, workers' insurance, pensions and other post-retirement and employment benefits and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from such estimates.

     Cash and Cash Equivalents - Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are highly liquid debt instruments with an original maturity of three months or less and consist of time deposits with a number of commercial banks with high credit ratings, Eurodollar time deposits, certificates of deposit and commercial paper. The Company may also invest excess funds in no-load, open-end, management investment trusts ("mutual funds"). The mutual funds invest exclusively in high quality money market instruments. Generally, the maturity date of the Company's investments is the next business day.

     At December 31, 2001, $39.5 million of cash and cash equivalents related to the Company's wholly owned subsidiary Arcade Drilling as ("Arcade"). Arcade's cash and cash equivalents are available to Arcade for all purposes subject to restrictions under the Standstill Agreement dated as of August 31, 1991 between the Company and Arcade. Such restrictions preclude the Company from borrowing any cash from Arcade.

     As a result of the Deepwater Nautilus project financing in 1999, the Company is required to maintain in cash an amount to cover certain principal and interest payments. At December 31, 2001, such restricted cash, classified as other assets in the consolidated balance sheet, amounted to $13.2 million.

     Allowance for Doubtful Accounts Receivable - The Company establishes an allowance for doubtful accounts on a case-by-case basis when it believes the required payment of specific amounts owed is unlikely to occur. This allowance was approximately $24 million at December 31, 2001 and 2000.

     Materials and Supplies - Materials and supplies are carried at average cost less an allowance for obsolescence. Such allowance was $24.1 million and $23.1 million at December 31, 2001 and 2000, respectively.

     Property and Equipment - Property and equipment, consisting primarily of offshore drilling rigs and related equipment, are carried at cost. Property and equipment obtained in the Sedco Forex and R&B Falcon mergers (see Note 4) were recorded at fair value. The Company generally provides for depreciation on the straight-line method after allowing for salvage values. Expenditures for renewals, replacements and improvements are capitalized. Maintenance and repairs are charged to operating expense as incurred. Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

     As a result of the Sedco Forex and R&B Falcon mergers, the Company conformed its policies relating to estimated rig lives and salvage values.
Estimated useful lives of its drilling units now range from 18 to 35 years, reflecting maintenance history and market demand for these drilling units, buildings and improvements from 10 to 30 years and machinery and equipment from four to 12 years. Depreciation expense for the years ended December 31, 2001 and 2000 was reduced by approximately $23 million (net $0.07 per diluted share) and $72 million (net $0.34 per diluted share), respectively, as a result of conforming these policies.

     Goodwill - The excess of the purchase price over the estimated fair value of net assets acquired is accounted for as goodwill and has been amortized on a straight-line basis based on a 40-year life. The amortization period was based on the nature of the offshore drilling industry, long-lived drilling equipment and the long-standing relationships with core customers. Accumulated amortization at December 31, 2001 and 2000 totaled $181.6 million and $26.7 million, respectively. See "New Accounting Pronouncements."

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     Impairment of Long-Lived Assets - The carrying value of long-lived assets, principally goodwill and property and equipment, is reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For property and equipment held for use, the determination of recoverability is made based upon the estimated undiscounted future net cash flows of the related asset. Property and equipment held for sale are recorded at the lower of net book value or net realizable value. See Note 7. For goodwill, the determination of recoverability has been made based upon a comparison of the Company's net book value to the value indicated by the market price of its equity securities (see "-New Accounting Pronouncements").

     Operating Revenues and Expenses - Operating revenues are recognized as earned, based on contractual daily rates or on a fixed price basis. Turnkey profits are recognized upon completion of the well and acceptance by the customer. Provisions for losses are made on contracts in progress when losses are anticipated. In connection with drilling contracts, the Company may receive revenues for preparation and mobilization of equipment and personnel or for capital improvements to rigs. In connection with contracted mobilizations, revenues earned and related costs incurred are deferred and recognized over the primary contract term of the drilling project. Costs of relocating drilling units without contracts to more promising market areas are expensed as incurred. Upon completion of drilling contracts, any demobilization fees received are reflected in income, as are any related expenses. Capital upgrade revenues received are deferred and recognized over the primary contract term of the drilling project. The actual cost incurred for the capital upgrade is depreciated over the estimated useful life of the asset. The Company incurs periodic survey and drydock costs in connection with obtaining regulatory certification to operate its rigs on an ongoing basis. Costs associated with these certifications are deferred and amortized over the period until the next survey.

     Capitalized Interest - Interest costs for the construction and upgrade of qualifying assets are capitalized. The Company capitalized interest costs on construction work in progress of $34.9 million, $86.6 million and $27.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Derivative Instruments and Hedging Activities - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, as amended in June 1999. The Company adopted SFAS 133 as of January 1, 2001. Because of the Company's limited use of derivatives to manage its exposure to fluctuations in foreign currency exchange rates and interest rates, the adoption of the new statement had no effect on the results of operations or the consolidated financial position of the Company. See Note 9.

     Foreign Currency Translation - The U.S. dollar is the functional currency for the Company's foreign operations. Foreign currency exchange gains and losses are included in other income as incurred. Net foreign currency gains (losses) were $1.1 million, $(1.4) million and $(0.8) million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Income Taxes - Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The income tax rates imposed by these taxing authorities vary substantially. Taxable income may differ from pre-tax income for financial accounting purposes. There is no expected relationship between the provision for income taxes and income before income taxes because the countries have different taxation regimes, which vary not only with respect to nominal rate, but also in terms of the availability of deductions, credits and other benefits. Variations also arise because income earned and taxed in any particular country or countries may fluctuate from period to period. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the applicable tax rates in effect at year end. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. Prior to the Sedco Forex merger, the provision for income taxes in the combined financial statements was determined on a separate return basis. See
Note  12.

     Segments - The Company's operations have been aggregated into two reportable segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. The Company provides services with different types of drilling equipment in several geographic regions. The location of the Company's operating assets and the allocation of resources to build or upgrade drilling units is determined by the activities and needs of customers. See Note 17.

     Stock-Based Compensation - In accordance with the provisions of the FASB's SFAS 123, Accounting for Stock-based Compensation, the Company has elected to follow the Accounting Principles Board Opinion ("APB") 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock-based compensation plans. Under

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

APB 25, if the exercise price of employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized. See Note 14.

     New Accounting Pronouncements - In July 2001, the FASB issued SFAS 141, Business Combinations. SFAS 141 requires that all business combinations initiated or completed after June 30, 2001 be accounted for using the purchase method of accounting. The statement provides for recognition and measurement of intangible assets separate from goodwill. The Company adopted SFAS 141 as of July 1, 2001. The adoption of the new statement had no effect on the consolidated results of operations or financial position of the Company.

     In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to and has adopted SFAS 142, effective January 1, 2002. Application of the non-amortization provisions of SFAS 142 for goodwill is expected to result in an increase in operating income of approximately $155 million in 2002. At December 31, 2001, the Company had goodwill of approximately $6.5 billion. Pursuant to SFAS 142, the Company will test its goodwill for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of an accounting change. In accordance with SFAS 142, the Company will test goodwill for impairment at a reporting unit level. SFAS 142 defines a reporting unit as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. Management has determined that the Company's reporting units are the same as its operating segments for the purposes of testing goodwill for impairment. While the Company is currently evaluating the effect the adoption may have on its consolidated results of operations and financial position, it expects a significant impairment of goodwill within its Gulf of Mexico Shallow and Inland Water reporting unit. The Company does not currently expect a significant impairment of goodwill within its International and U.S. Floater Contract Drilling Services reporting unit.

     In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of long-lived asset impairment and for the measurement of long-lived assets to be disposed of by sale and the basic requirements of APB 30. In addition to these fundamental provisions, SFAS 144 provides guidance for determining whether long-lived assets should be tested for impairment and specific criteria for classifying assets to be disposed of as held for sale. The statement is effective for fiscal years beginning after December 15, 2001, and the Company has adopted the statement as of January 1, 2002. Management does not expect the adoption of this statement to have a material effect on the Company's consolidated financial position or results of operations.

     Reclassifications - Certain reclassifications have been made to prior period amounts to conform with the current year presentation.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note  3  -  Comprehensive  Income

     The components of total comprehensive income for the years ended December 31, 2001, 2000 and 1999, respectively, are as follows (in millions):

                                                                                     YEARS ENDED
                                                                                     DECEMBER 31,
                                                                                ----------------------
                                                                                 2001     2000   1999
                                                                                -------  ------  -----
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $252.6   $108.5  $58.1
Gain on terminated interest rate swaps . . . . . . . . . . . . . . . . . . . .     3.9        -      -
Unrealized loss on securities available for sale . . . . . . . . . . . . . . .    (0.6)       -      -
Share of unrealized loss in unconsolidated joint venture's interest rate hedge    (5.6)       -      -
                                                                                -------  ------  -----
  Total comprehensive income . . . . . . . . . . . . . . . . . . . . . . . . .  $250.3   $108.5  $58.1
                                                                                =======  ======  =====

     There was no accumulated other comprehensive income at December 31, 2000. The components of accumulated other comprehensive income at December 31, 2001 are as follows (in millions):

                                                                                 DECEMBER 31,
                                                                                     2001
                                                                                --------------
Gain on terminated interest rate swaps . . . . . . . . . . . . . . . . . . . .  $         3.9
Unrealized loss on securities available for sale . . . . . . . . . . . . . . .           (0.6)
Share of unrealized loss in unconsolidated joint venture's interest rate hedge           (5.6)
                                                                                --------------
   Accumulated other comprehensive income. . . . . . . . . . . . . . . . . . .  $        (2.3)
                                                                                ==============

Note  4  -  Business  Combinations

     Merger with R&B Falcon - On January 31, 2001, the Company completed a merger transaction with R&B Falcon in which an indirect wholly owned subsidiary of the Company merged with and into R&B Falcon. As a result of the merger, R&B Falcon common shareholders received 0.5 newly issued ordinary shares of the Company for each R&B Falcon share. The Company issued approximately 106 million ordinary shares in exchange for the issued and outstanding shares of R&B Falcon and assumed warrants and options exercisable for approximately 13 million ordinary shares. The ordinary shares issued in exchange for the issued and outstanding shares of R&B Falcon constituted approximately 33 percent of the Company's outstanding ordinary shares after the merger.

     The Company accounted for the merger using the purchase method of accounting with the Company treated as the accounting acquiror. The purchase price of $6.7 billion was comprised of the calculated market capitalization of the Company's ordinary shares issued at the time of merger with R&B Falcon of $6.1 billion and the estimated fair value of R&B Falcon stock options and warrants at the time of the merger of $0.6 billion. The market capitalization of the Company's ordinary shares issued was calculated using the average closing price of the Company's ordinary shares for a period immediately before and after August 21, 2000, the date the merger was announced.

     The purchase price included, at estimated fair value, current assets of $672 million, drilling and other property and equipment of $4,010 million, other assets of $160 million and the assumption of current liabilities of $338 million, other net long-term liabilities of $242 million and long-term debt of $3,206 million. The excess of the purchase price over the estimated fair value of net assets acquired was $5,630 million, which has been accounted for as goodwill and was amortized on a straight-line basis using a 40-year life. See
Note  2.

     In conjunction with the R&B Falcon merger, the Company established a liability of $16.5 million for the estimated severance-related costs associated with the involuntary termination of 569 R&B Falcon employees pursuant to management's plan to consolidate operations and administrative functions post-merger. Included in the 569 planned involuntary terminations were 387 employees engaged in the Company's land drilling business in Venezuela. The Company has suspended active marketing efforts to divest this business and, as a result, the estimated liability was reduced by $4.3 million in the third quarter of 2001 with an offset to goodwill. Through December 31, 2001, approximately $11.6 million in

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

severance-related costs have been paid to 173 employees whose positions were eliminated as a result of the consolidation of operations and administrative functions post-merger. The Company anticipates that substantially all of the remaining amounts will be paid by the end of the first quarter of 2002.

     Unaudited pro forma combined operating results of the Company and R&B Falcon assuming the merger was completed as of January 1, 2001 and 2000, respectively, are as follows (in millions, except per share data):

                                          YEARS ENDED DECEMBER 31,
                                          ------------------------
                                              2001        2002
                                          -----------  -----------
Operating revenues . . . . . . . . . . .  $   2,946.0  $  2,292.4
Operating income . . . . . . . . . . . .        549.5       129.9
Income (loss) from continuing operations        257.6      (300.6)
Earnings (loss) per share:
  Basic and Diluted. . . . . . . . . . .  $      0.80  $    (0.95)

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

     Distribution, Spin-off and Merger with Sedco Forex - Pursuant to the distribution agreement dated July 12, 1999 between Schlumberger and Sedco Forex (the "Distribution Agreement"), Schlumberger separated and combined its offshore contract drilling service business under Sedco Forex. In December 1999, Schlumberger made a net capital contribution of $226.7 million to Sedco Forex to adjust Sedco Forex's level of indebtedness and cash balances to those required by the terms of the Distribution Agreement.

     In accordance with the Distribution Agreement, certain Sedco Forex assets and liabilities primarily associated with employee benefits, income taxes and balances due to or from Schlumberger companies other than Sedco Forex were retained by Schlumberger. The net liabilities retained totaled $30.9 million and were treated as a capital contribution by Schlumberger.

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

     The merger was accounted for as a purchase with Sedco Forex as the accounting acquiror. The purchase price of $3.0 billion was comprised of the calculated market capitalization of Transocean Offshore Inc. of $2.9 billion and the estimated fair value of Transocean Offshore Inc. stock options at the time of the merger of $50 million. The market capitalization of Transocean Offshore Inc. was calculated using the average closing price of Transocean Offshore Inc. ordinary shares for the period immediately before and after July 12, 1999, the date the merger was announced.

     The purchase price included, at estimated fair value, current assets of $638 million, drilling and other property and equipment of $3,029 million, other assets of $136 million and the assumption of current liabilities of $299 million, other net long-term liabilities of $278 million and long-term debt of $1,119 million. In addition, a deferred tax liability of $188 million was recorded primarily for the difference in the basis for tax and financial reporting purposes of the net assets acquired. The excess of the purchase price over the estimated fair value of net assets acquired was $1,068 million, which has been accounted for as goodwill and was amortized on a straight-line basis using a 40-year life. See Note 2.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

      Unaudited pro forma combined operating results of Sedco Forex and Transocean Offshore Inc. for the year ended December 31, 1999, assuming the acquisition was completed as of January 1, 1999, are summarized as follows (in millions, except per share data):

                                               Year ended
                                           December 31, 1999
                                          ------------------
Operating revenues . . . . . . . . . . .  $          1,579.1
Operating income . . . . . . . . . . . .               291.1
Net income . . . . . . . . . . . . . . .               237.9
Earnings per share:
   Basic and Diluted . . . . . . . . . .  $             1.13

     The pro forma information includes adjustments for additional depreciation based on the fair market value of the drilling and other property and equipment acquired, amortization of goodwill arising from the transaction, decreased interest expense for related party debt replaced by borrowings under the Term Loan Agreement (see Note 8) and related adjustments for income taxes. The pro forma information is not necessarily indicative of the results of operations had the transaction been effected on the assumed date or the results of operations for any future periods.

Note  5  -  Upgrade  and  Expansion  of  Drilling  Fleet

     Capital expenditures, including capitalized interest, totaled $506 million during the year ended December 31, 2001 and included $175 million, $42 million, $41 million and $24 million spent on the construction of the Deepwater Horizon, Sedco Energy, Sedco Express and Cajun Express, respectively. A substantial majority of the capital expenditures is related to the International and U.S. Floater Contract Drilling Services segment. The Company's construction program was completed as of December 31, 2001.

Note  6  -  Asset  Dispositions

     In February 2001, Sea Wolf Drilling Limited ("Sea Wolf"), a joint venture in which the Company holds a 25 percent interest, sold two semisubmersible rigs, the Drill Star and Sedco Explorer, to Pride International, Inc. In the first quarter of 2001, the Company recognized accelerated amortization of the deferred gain related to the Sedco Explorer of $18.5 million ($0.06 per diluted share), which is included in gain from sale of assets. The Company's bareboat charter with Sea Wolf on the Sedco Explorer was terminated effective June 2000. The Company continued to operate the Drill Star, which has been renamed the Pride North Atlantic, under a bareboat charter agreement until October 2001, at which time the rig was returned to its owner. The amortization of the Drill Star's deferred gain was accelerated and produced incremental gains in 2001 of $36.3 million ($0.12 per diluted share), which is included as a reduction in operating and maintenance expense.

     In December 2001, the Company sold RBF FPSO L.P., which owned the Seillean, a multi-purpose service vessel. The Company received net proceeds from the sale of $85.6 million and recorded a net after-tax gain of $17.1 million ($0.05 per diluted share) for the year ended December 31, 2001. In addition, during the year ended December 31, 2001, the Company sold certain other non-strategic assets acquired in the R&B Falcon merger and certain other assets held for sale. The Company received net proceeds of approximately $116.1 million. These sales resulted in a net after-tax gain of $7.5 million ($0.02 per diluted share) for the year ended December 31, 2001.

     In July 2000, the Company sold a semisubmersible, the Transocean Discoverer. Net proceeds from the sale of the rig, which had been idle in the U.K. sector of the North Sea since February 2000, totaled $42.7 million and resulted in a net after-tax gain of $9.4 million, or $0.04 per diluted share.

     In February 2000, the Company sold its coiled tubing drilling services business to Schlumberger Limited. The net proceeds from the sale were $24.9 million and no gain or loss was recognized on the sale. The Company's interests in its Transocean-Nabors Drilling Technology LLC and DeepVision LLC joint ventures were excluded from the sale.

Note  7  -  Impairment  Loss  on  Long-Lived  Assets

     During the fourth quarter 2001, the Company recorded noncash impairment charges in the International and U.S. Floater Contract Drilling Services segment and Gulf of Mexico Shallow and Inland Water segment of $36.3 million and $4.1 million, respectively. In the International and U.S. Floater Contract Drilling
Services  segment,  the  impairment  related  to  assets  held

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

for sale and certain non-core assets held and used of $24.5 million and $11.8 million, respectively. In the Gulf of Mexico Shallow and Inland Water segment, the impairment related to assets held for sale and certain non-core assets held and used of $3.1 million and $1.0 million, respectively. The impairments resulted from deterioration in current market conditions. The methodology used in determining the fair market value included third-party appraisals and industry experience for non-core assets held and used and offers from potential buyers for assets held for sale.

Note  8  -  Debt

     Debt, net of unamortized discounts, premiums and fair value adjustments, is comprised of the following (in millions):

                                                                         DECEMBER 31,
                                                                     ------------------
                                                                       2001      2000
                                                                     --------  --------
Commercial Paper. . . . . . . . . . . . . . . . . . . . . . . . . .  $  326.4  $      -
6.5% Senior Notes, due April 2003 . . . . . . . . . . . . . . . . .     240.5         -
9.125% Senior Notes, due December 2003. . . . . . . . . . . . . . .      92.0         -
Amortizing Term Loan Agreement - Final Maturity December  2004. . .     400.0     400.0
550 million Revolving Credit Agreement, due December 2005. . . . .          -     180.1
7.31% Nautilus Class A1 Amortizing Notes - Final Maturity May 2005.     142.9         -
9.41% Nautilus Class A2 Notes, due May 2005 . . . . . . . . . . . .      52.4         -
6.75% Senior Notes, due April 2005. . . . . . . . . . . . . . . . .     354.6         -
Secured Rig Financing . . . . . . . . . . . . . . . . . . . . . . .      50.6      68.6
6.95% Senior Notes, due April 2008. . . . . . . . . . . . . . . . .     252.3         -
9.5% Senior Notes, due December 2008. . . . . . . . . . . . . . . .     348.1         -
6.625% Notes, due April 2011. . . . . . . . . . . . . . . . . . . .     711.7         -
7.375% Senior Notes, due April 2018 . . . . . . . . . . . . . . . .     250.5         -
Zero Coupon Convertible Debentures, due May 2020. . . . . . . . . .     512.2     497.7
1.5% Convertible Debentures, due May 2021 . . . . . . . . . . . . .     400.0         -
8% Debentures, due April 2027 . . . . . . . . . . . . . . . . . . .     197.9     197.9
7.45% Notes, due April 2027 . . . . . . . . . . . . . . . . . . . .      94.4      94.1
7.5% Notes, due April 2031. . . . . . . . . . . . . . . . . . . . .     597.3         -
6.9% Notes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -      14.9
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -       0.1
                                                                     --------  --------
Total Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5,023.8   1,453.4
Less Debt Due Within One Year . . . . . . . . . . . . . . . . . . .     484.4      23.1
                                                                     --------  --------
Total Long-Term Debt. . . . . . . . . . . . . . . . . . . . . . . .  $4,539.4  $1,430.3
                                                                     ========  ========

     The scheduled maturity of the face value of the Company's debt is as follows (in millions):

                                    Years Ended
                                    December 31,
                                   -------------
2002 . . . . . . . . . . . . . .     $   484.4
2003 . . . . . . . . . . . . . .         532.3
2004 . . . . . . . . . . . . . .         211.4
2005 . . . . . . . . . . . . . .         423.4
2006 . . . . . . . . . . . . . .            -
Thereafter . . . . . . . . . . .       3,650.0
                                   -------------
    Total. . . . . . . . . . . .     $ 5,301.5
                                   =============

     Commercial Paper Program - The borrowings as of December 31, 2001 had a maturity of one day to seven days and an average yield of 3.21 percent. The Revolving Credit Agreements (described below) provide liquidity for commercial paper borrowings.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     Revolving Credit Agreements - The Company is a party to two revolving credit agreements (together the "Revolving Credit Agreements"), a $550.0 million five-year revolving credit agreement (the "Five-Year Revolver") dated December 29, 2000 and a $250.0 million 364-day revolving credit agreement (the "364-Day Revolver") dated December 27, 2001. The Revolving Credit Agreements bear interest, at the Company's option, at a base rate or London Interbank Offer Rate ("LIBOR") plus a margin that can vary from 0.180 percent to 0.700 percent under the Five-Year Revolver and from 0.190 percent to 0.725 percent under the 364-Day Revolver depending on the Company's senior unsecured public debt rating. At December 31, 2001, the Five-Year Revolver and the 364-Day Revolver margins were
0.45  percent  and  0.475 percent, respectively.  A utilization fee varying from
0.075 percent to 0.150 percent, depending on the Company's senior unsecured public debt rating, is payable if amounts outstanding under the Five-Year Revolver or the 364-Day Revolver are greater than $181.5 million or $82.5 million, respectively. The Revolving Credit Agreements contain covenants similar to those contained in the Term Loan Agreement described below. There were no amounts outstanding under the Revolving Credit Agreements at December 31, 2001.

     Term Loan Agreement - The Company is a party to a $400.0 million unsecured five-year term loan agreement dated as of December 16, 1999. Amounts outstanding under the Term Loan Agreement bear interest at the Company's option, at a base rate or LIBOR plus a margin (0.70 percent per annum at December 31,
2001) that varies depending on the Company's senior unsecured public debt rating. The debt begins to amortize in March 2002, at a rate of $25.0 million per quarter in 2002. In 2003 and 2004, the debt amortizes at a rate of $37.5 million per quarter.

     The Term Loan Agreement and the Revolving Credit Agreements require compliance with various covenants and provisions customary for agreements of this nature, including an interest coverage ratio of not less than 3 to 1, a debt to total capital ratio of not greater than 40 percent, and limitations on mergers and sale of substantially all assets, creating liens, incurring debt, transactions with affiliates and sale/leaseback transactions. Furthermore, the agreements contain a "material adverse effect" representation that may prevent the Company from borrowing under the agreements should an event occur which materially impacts the Company's business or its ability to meet any of its obligations under the agreements.

     6.625% Notes and 7.5% Notes - In April 2001, the Company issued $700.0 million aggregate principal amount of 6.625% Notes due April 15, 2011 and $600.0 million aggregate principal amount of 7.5% Notes due April 15, 2031. The fair value of the 6.625% Notes and 7.5% Notes at December 31, 2001 was approximately $689.0 million and $599.0 million, respectively, based on the estimated yield to maturity as of that date. At December 31, 2001, $700.0 million and $600.0 million principal amount of these notes was outstanding, respectively.

     The Company entered into interest rate swaps relating to the 6.625% Notes and 7.5% Notes. See Note 9.

     1.5% Convertible Debentures - In May 2001, the Company issued $400.0 million aggregate principal amount of 1.5% Convertible Debentures due May 2021. The Company has the right to redeem the debentures after five years for a price equal to 100 percent of the principal. Each holder has the right to require the Company to repurchase the debentures after five, 10 and 15 years at 100 percent of the principal amount. The Company may pay this repurchase price with either cash or ordinary shares or a combination of cash and ordinary shares. The debentures are convertible into ordinary shares of the Company at the option of the holder at any time at a ratio of 13.8627 shares per $1,000 principal amount debenture, subject to adjustments if certain events take place, if the closing sale price per ordinary share exceeds 110 percent of the conversion price for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the conversion date or if other specified conditions are met. At December 31, 2001, $400.0 million principal amount of these notes was outstanding. The fair value of the 1.5% Convertible Debentures at December 31, 2001 was approximately $354.0 million based on the estimated yield to maturity as of that date.

     Zero Coupon Convertible Debentures - In May 2000, the Company issued Zero Coupon Convertible Debentures due May 2020 with a face value at maturity of $865.0 million. The debentures were issued at a price to the public of $579.12 per debenture and accrue original issue discount at a rate of 2.75 percent per annum compounded semiannually to reach a face value at maturity of $1,000 per debenture. The Company will pay no interest on the debentures prior to maturity and has the right to redeem the debentures after three years for a price equal to the issuance price plus accrued original issue discount to the date of redemption. Each holder has the right to require the Company to repurchase the debentures on the third, eighth and thirteenth anniversary of issuance at the issuance price plus accrued original issue discount to the date of repurchase. The Company may pay this repurchase price with either cash or ordinary shares or a combination of cash and ordinary shares. The debentures are convertible into ordinary shares of the Company at the option of the holder at any time at a ratio of 8.1566 shares per debenture subject to adjustments if certain events take place. At December 31, 2001, $865.0 million principal

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

amount of these notes was outstanding. The fair value of the Zero Coupon Convertible Debentures at December 31, 2001 was approximately $513.0 million based on the estimated yield to maturity as of that date.

     6.5%, 6.75%, 6.95% and 7.375% Senior Notes - In April 1998, R&B Falcon issued 6.5% Senior Notes, 6.75% Senior Notes, 6.95% Senior Notes and 7.375% Senior Notes with an aggregate principal amount of $1.1 billion. These notes were recorded at fair value on January 31, 2001 as part of the R&B Falcon merger. At December 31, 2001, approximately $239.5 million, $350.0 million, $250.0 million and $250.0 million principal amount of these notes was outstanding, respectively. The fair value of the 6.5%, 6.75%, 6.95% and 7.375% Senior Notes at December 31, 2001 was approximately $247.0 million, $363.0 million, $254.0 million and $246.0 million, respectively, based on the estimated yield to maturity as of that date.

     The 6.75% Senior Notes, 6.95% Senior Notes and 7.375% Senior Notes are redeemable at the option of the Company at a make-whole premium. The 6.5%
Senior  Notes  are  not  redeemable  at  the  option  of  the  Company  .

     9.125% and 9.5% Senior Notes - In December 1998, R&B Falcon issued 9.125% Senior Notes and 9.5% Senior Notes with an aggregate principal amount of $400.0 million. These notes were recorded at fair value on January 31, 2001 as part of the R&B Falcon merger. These notes are redeemable at the option of the Company at a make-whole premium. At December 31, 2001, approximately $87.2 million and $300.0 million principal amount of these notes was outstanding, respectively. The fair value of the 9.125% and 9.5% Senior Notes at December 31, 2001 was approximately $94.0 million and $345.0 million, respectively, based on the estimated yield to maturity as of that date.

     7.45% Notes and 8% Debentures - In April 1997, the Company issued $100.0 million aggregate principal amount of 7.45% Notes due April 15, 2027 and $200.0 million aggregate principal amount of 8% Debentures due April 15, 2027. Holders of the 7.45% Notes may elect to have all or any portion of the 7.45% Notes repaid on April 15, 2007 at 100 percent of the principal amount. The 7.45% Notes, at any time after April 15, 2007, and the 8% Debentures, at any time, are redeemable at the Company's option at a make-whole premium. At December 31, 2001, $100.0 million and $200.0 million principal amount of these notes was outstanding, respectively. The fair value of the 7.45% Notes and 8% Debentures at December 31, 2001 was approximately $98.0 million and $209.0 million, respectively, based on the estimated yield to maturity as of that date.

     All of the notes, debentures and bank agreements described above are senior and unsecured.

     Nautilus Class A1 and A2 Notes - In August 1999, a subsidiary of R&B Falcon completed a $250.0 million project financing for the construction of the Deepwater Nautilus that consisted of two five-year notes. The first note with an original principal amount of $200.0 million and bearing interest at 7.31 percent calls for monthly interest and principal payments and matures in May 2005. The second note with a principal amount of $50.0 million and bearing interest at 9.41 percent calls for monthly interest payments and a balloon principal payment due at maturity in May 2005. Both notes are collateralized by the Deepwater Nautilus and drilling contract revenues from such rig. At December 31, 2001, approximately $144.0 million and $50.0 million principal amount of these notes was outstanding, respectively. These notes were recorded at fair value on January 31, 2001 as part of the R&B Falcon merger. The fair value of the Nautilus Class A1 and A2 Notes at December 31, 2001 was approximately $154.0 million and $55.0 million, respectively, based on the estimated yield to maturity as of that date.

     Secured Rig Financing - At December 31, 2001, the Company had outstanding $50.6 million of debt secured by the Trident IX and Trident 16. Payments under these financing agreements include an interest component of 7.95 percent for the Trident IX and 7.20 percent for the Trident 16. The Trident IX facility expires in April 2003 while the Trident 16 facility expires in September 2004. The financing arrangements provide for a call right on the part of the Company to repay the financing prior to expiration of their scheduled terms and in some circumstances a put right on the part of the banks to require the Company to repay the financing. Under either circumstance, the Company would retain ownership of the rigs. See Note 23. The fair value of the Secured Rig
Financing at December 31, 2001 was approximately $53.0 million based on the estimated yield to maturity as of that date.

     Redeemed and Repurchased Debt - On May 18, 2001, Cliffs Drilling, an indirect wholly owned subsidiary of the Company, redeemed all of the approximately $200.0 million principal amount outstanding 10.25% Senior Notes due 2003, at 102.5 percent, or $1,025 per $1,000 principal amount, plus interest accrued to the redemption date. The Company recognized an extraordinary gain, net of tax, of approximately $1.6 million ($0.01 per diluted share) in the second quarter of 2001 relating to the early extinguishment of this debt.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     On April 10, 2001, R&B Falcon acquired, pursuant to a tender offer, all of the approximately $400.0 million principal amount outstanding 11.375% Senior Secured Notes due 2009 of its affiliate, RBF Finance Co., at 122.51 percent of principal amount, or $1,225.10 per $1,000 principal amount, plus accrued and unpaid interest.

     On April 6, 2001, RBF Finance Co., an indirect wholly owned subsidiary of the Company, redeemed all of the approximately $400.0 million principal amount outstanding 11% Senior Secured Notes due 2006 at 125.282 percent, or $1,252.82 per $1,000 principal amount, plus accrued and unpaid interest, and R&B Falcon redeemed all of the approximately $200.0 million principal amount outstanding 12.25% Senior Notes due 2006 at 130.675 percent or $1,306.75 per $1,000 principal amount, plus accrued and unpaid interest. The Company funded the redemption from the issuance of the 6.625% Notes and 7.5% Notes in April 2001.

     In the second quarter of 2001, the Company recognized an extraordinary loss, net of tax, of approximately $18.9 million ($0.06 per diluted share) on the early retirement of these three debt instruments.

     On November 30, 2001, the Company repaid all amounts outstanding related to the 6.9% Notes using cash on hand. As a result, the Company recognized an extraordinary loss, net of tax, of approximately $1.4 million in the fourth quarter of 2001 relating to the early extinguishment of this debt.

     In November and December of 2001, the Company repurchased and retired approximately $11.3 million face value of the 9.125% Senior Notes due 2003 and $10.5 million face value of the 6.5% Senior Notes due 2003. The Company funded the repurchases from cash on hand. As a result, the Company recognized an extraordinary loss, net of tax, of approximately $0.6 million in the fourth quarter of 2001 relating to the early extinguishment of this debt.

Note  9  -  Financial  Instruments  and  Risk  Concentration

     Foreign Exchange Risk - The Company's international operations expose the Company to foreign exchange risk. This risk is primarily associated with compensation costs denominated in currencies other than the U.S. dollar and with purchases from foreign suppliers. The Company uses a variety of techniques to minimize exposure to foreign exchange risk, including customer contract payment terms and foreign exchange derivative instruments.

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

     Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred as other comprehensive income and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments, which do not qualify as hedges for accounting purposes, are recognized currently based on the change in market value of the derivative instruments. At December 31, 2001 and 2000, the Company did not have any foreign exchange derivative instruments not qualifying as accounting hedges.

     Interest Rate Risk -The Company's use of debt directly exposes the Company to interest rate risk. Floating rate debt, where the interest rate can be changed every year or less over the life of the instrument, exposes the Company to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument and the instrument's maturity is greater than one year, exposes the Company to changes in market interest rates should the Company refinance maturing debt with new debt.

     In addition, the Company is exposed to interest rate risk in its cash investments, as the interest rates on these investments change with market interest rates.

     The Company, from time to time, may use interest rate swap agreements to manage the effect of interest rate changes on future income. These derivatives are used as hedges and are not used for speculative or trading purposes.
Interest rate swaps are designated as a hedge of underlying future interest payments. These agreements involve the exchange of amounts based

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

on variable interest rates and amounts based on a fixed interest rate over the life of the agreement without an exchange of the notional amount upon which the payments are based. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. Gains and losses on terminations of interest rate swap agreements are deferred as other comprehensive income and recognized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income.

     The major risks in using interest rate derivatives include changes in interest rates affecting the value of such instruments, potential increases in the interest expense of the Company due to market increases in floating interest rates in the case of derivatives which exchange fixed interest rates for floating interest rates and the credit worthiness of the counterparties in such transactions.

     The Company has entered into interest rate swap transactions hedging debt. The Company has not hedged any of its other assets or liabilities against interest rate movements. The swaps are traded in liquid, over-the-counter, bank markets. None of the swaps are traded on an exchange. All but one of the swaps have industry standard "mutual puts" that allow either party, the Company or the counterparty, to end the transaction on the fifth anniversary of the inception of the swap. One swap, instead of a mutual put, requires the Company or its counterparty to provide cash as collateral on the fifth anniversary, depending upon the value of the swap and the debt rating of the party with the net liability. This swap is to be revalued and re-collateralized monthly after the fifth anniversary.

     The market value of the Company's swaps is carried on its consolidated balance sheet as an asset or liability depending on the movement of interest rates after the transaction is entered into and depending on the security being hedged. Because the Company's swaps are considered to be perfectly effective, the carrying value of the debt being hedged is adjusted for the market value of the swaps.

     Should a counterparty default, and the market value of the swap with that counterparty is classified as an asset in the Company's consolidated balance sheet at the time of the default, the Company may be unable to collect on that asset. To mitigate such risk of failure, the Company enters into swap transactions with a diverse group of high-quality institutions.

     On March 13, 2001, the Company entered into interest rate swap agreements relating to the anticipated private placement of $700.0 million aggregate principal amount of 6.625% Notes due April 15, 2011 and $600.0 million aggregate principal amount of 7.5% Notes due April 15, 2031 in the notional amounts of $200.0 million and $400.0 million, respectively. The objective of each transaction was to hedge a portion of the forecasted payments of interest resulting from the anticipated issuance of fixed rate debt. Under each forward interest rate swap, the Company paid a LIBOR swap rate and received the floating rate of three-month LIBOR. Hedge effectiveness was assessed by the dollar-offset method by comparing the changes in expected cash flows from the hedges with the change in the LIBOR swap rates and the forward interest rate swaps were determined to be highly effective. The hedge transactions were closed out on March 30, 2001. The gain on these hedge transactions ($3.9 million as of December 31, 2001) is a component of accumulated other comprehensive income in the consolidated balance sheet at December 31, 2001 and had no material effect on the results of operations for the year ended December 31, 2001. This gain is being recognized as a reduction of interest expense over the life of the 7.5% Notes beginning in April 2001. Over the 12-month period commencing January 1, 2002, the amount of gain to be recognized will be approximately $0.3 million.

     In June 2001, the Company entered into interest rate swap agreements in the aggregate notional amount of $700.0 million with a group of banks relating to the Company's $700.0 million aggregate principal amount of 6.625% Notes due April 15, 2011. The objective of such transactions is to protect the debt against changes in fair value due to changes in the benchmark interest rate, which has been designated as LIBOR plus a weighted average spread of 49.6 basis points per annum. Under each interest rate swap, on October 15 and April 15 of each year until the maturity on April 15, 2011, the Company receives the fixed rate equal to 6.625 percent per annum and pays the benchmark interest rate. The hedge is considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rate over its term. As a result, the shortcut method applies and there is no need to periodically reassess the effectiveness of the hedge during the term of the swaps. At December 31, 2001, the fair value of the interest rate swap was approximately $15.1 million and has been reflected in the consolidated balance sheet as an increase in other assets with a corresponding increase in long-term debt.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, trade receivables, swap receivables and notes receivable from Delta Towing LLC (see
Note 19). It is the Company's practice to place its cash and cash equivalents in time deposits at commercial banks with high credit ratings or mutual funds, which invest exclusively in high quality money market instruments. In foreign locations, local financial institutions are generally utilized for local currency needs. The Company limits the amount of exposure to any one institution and does not believe it is exposed to any significant credit risk.

     The Company derives the majority of its revenue from services to international oil companies and government-owned and government-controlled oil companies. Receivables are concentrated in various countries. See Note 17. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility. The Company is not aware of any significant credit risks relating to its customer base and does not generally require collateral or other security to support customer receivables.

     Labor Agreements - On a worldwide basis, the Company had approximately 11 percent of its employees working under collective bargaining agreements at December 31, 2001, most of whom were working in Norway, Nigeria, Brazil and Venezuela. Of these represented employees, a majority are working under agreements that are subject to salary negotiation in 2002.

Note  10  -  Other  Current  Liabilities

     Other  current  liabilities  are  comprised of the following (in millions):

                                                   December 31,
                                                  --------------
                                                   2001    2000
                                                  ------  ------
          Accrued Payroll and Employee Benefits . $134.2 $ 81.2 Contract Disputes and Legal Claims. . . 47.5 36.8
          Accrued Interest. . . . . . . . . . . .   38.8     7.0
          Accrued Taxes, Other than Income. . . .   26.6    13.0
          Deferred Revenue. . . . . . . . . . . .   18.2     9.2
          Deferred Gain on Sale of Rigs . . . . .      -    57.7
          Other . . . . . . . . . . . . . . . . .   18.1    18.5
                                                  ------  ------
            Total Other Current Liabilities . . . $283.4  $223.4
                                                  ======  ======

Note  11  -  Supplementary  Cash  Flow  Information

     Non-cash financing activities for the year ended December 31, 2001 included $6.7 billion related to the Company's ordinary shares issued in connection with the R&B Falcon merger. Non-cash investing activities for the year ended December 31, 2001 included $6.4 billion of net assets acquired in the R&B Falcon merger.

     Concurrent with and subsequent to the R&B Falcon merger, the Company removed certain non-strategic assets from the active rig fleet and categorized them as assets held for sale. These reclassifications were reflected in the December 31, 2001 consolidated balance sheet as a decrease in property and equipment, net of $177.8 million, with a corresponding increase in other assets.

     In February 2001, the Company received a distribution from a joint venture in the form of marketable securities held for sale valued at $19.9 million. The distribution was reflected in the consolidated balance sheet as an increase in other current assets with a corresponding decrease in investments in and advances to joint ventures.

     Non-cash investing activities for the year ended December 31, 2000 included $45.0 million related to accruals of capital expenditures, which was primarily due to the settlement with DCN International related to the construction of the Sedco Energy and the Sedco Express. The accruals have been reflected in the consolidated balance sheet as an increase in property and equipment, net and accounts payable.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Non-cash financing activities for the year ended December 31, 1999 included $3.0 billion related to the ordinary shares held by Transocean Offshore Inc. shareholders at the time of the Sedco Forex merger. Also included was $34.1 million of non-cash increases in equity advances from Schlumberger relating to balances retained under the Distribution Agreement (see Note 4). Non-cash investing activities for the year ended December 31, 1999 included $2.6 billion of net assets acquired in the Sedco Forex merger.

     Cash payments for interest were $190.6 million, $81.3 million and $39.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. Cash payments for income taxes, net, were $122.5 million, $63.3 million and $35.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Note  12  -  Income  Taxes

     Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. There is no expected relationship between the provision for or benefit from income taxes and income or loss before income taxes because the countries have taxation regimes that vary not only with respect to nominal rate, but also in terms of the availability of deductions, credits and other benefits. Variations also arise because income earned and taxed in any particular country or countries may fluctuate from year to year. Transocean Sedco Forex Inc., a Cayman Islands company, is not subject to income tax in the Cayman Islands. The effective tax rate for the years ended December 31, 2001, 2000 and 1999 was 22.9 percent, 25.1 percent and (19.0) percent, respectively.

     The components of the provision for income taxes are as follows (in millions):

                                                            Years ended December 31,
                                                           -------------------------
                                                            2001     2000     1999
                                                           -------  -------  -------
Current provision . . . . . . . . . . . . . . . . . . . .  $174.2   $ 66.5   $ 15.0
Deferred benefit  . . . . . . . . . . . . . . . . . . . .   (98.2)   (30.1)   (24.3)
                                                           -------  -------  -------
Income tax expense (benefit) after extraordinary items. .    76.0     36.4     (9.3)
Tax effect of extraordinary items . . . . . . . . . . . .     9.7      0.3        -
                                                           -------  -------  -------
Income Tax Expense (Benefit) before Extraordinary Items .  $ 85.7   $ 36.7   $ (9.3)
                                                           =======  =======  =======

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Significant components of deferred tax assets and liabilities are as follows (in millions):

                                                              DECEMBER 31,
                                                        ----------------------
                                                            2001        2000
                                                        ----------  ----------
DEFERRED TAX ASSETS-CURRENT
Accrued personnel taxes. . . . . . . . . . . . . . . .  $     1.4   $     1.3
Accrued workers' compensation insurance. . . . . . . .        4.4         1.7
Other accruals . . . . . . . . . . . . . . . . . . . .       17.9        11.4
Other. . . . . . . . . . . . . . . . . . . . . . . . .        3.7         5.0
                                                        ----------  ----------
  Total Current Deferred Tax Assets. . . . . . . . . .       27.4        19.4
                                                        ----------  ----------

DEFERRED TAX LIABILITIES-CURRENT
Insurance accruals . . . . . . . . . . . . . . . . . .       (3.5)          -
Deferred drydock . . . . . . . . . . . . . . . . . . .       (2.7)       (1.3)
Other accruals . . . . . . . . . . . . . . . . . . . .       (0.2)          -
                                                        ----------  ----------
  Total Current Deferred Tax Liabilities . . . . . . .       (6.4)       (1.3)
                                                        ----------  ----------
  Net Current Deferred Tax Assets. . . . . . . . . . .  $    21.0   $    18.1
                                                        ==========  ==========

DEFERRED TAX ASSETS-NONCURRENT
Net operating loss carryforwards . . . . . . . . . . .  $   447.0   $    78.5
Foreign tax credit carryforwards . . . . . . . . . . .      185.6        12.4
Retirement and benefit plan accruals . . . . . . . . .        0.8         3.1
Other accruals . . . . . . . . . . . . . . . . . . . .        7.9         6.6
Deferred income and other. . . . . . . . . . . . . . .       41.3         3.5
Valuation allowance for noncurrent deferred tax assets     (115.4)      (24.7)
                                                        ----------  ----------
  Total Noncurrent Deferred Tax Assets . . . . . . . .      567.2        79.4
                                                        ----------  ----------

DEFERRED TAX LIABILITIES-NONCURRENT
Depreciation and amortization. . . . . . . . . . . . .     (680.0)     (383.2)
Deferred gains . . . . . . . . . . . . . . . . . . . .     (123.2)      (28.4)
Investment in subsidiaries . . . . . . . . . . . . . .      (72.1)      (22.6)
Other. . . . . . . . . . . . . . . . . . . . . . . . .       (9.0)       (4.4)
                                                        ----------  ----------
  Total Noncurrent Deferred Tax Liabilities. . . . . .     (884.3)     (438.6)
                                                        ----------  ----------
  Net Noncurrent Deferred Tax Liabilities. . . . . . .  $  (317.1)  $  (359.2)
                                                        ==========  ==========

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

     In 2001 and 2000, the Company provided a valuation allowance to offset deferred tax assets on net operating losses incurred during the year in certain jurisdictions where, in the opinion of management, it is more likely than not that the financial statement benefit of these losses would not be realized. The Company has also provided a valuation allowance for foreign tax credit carryforwards reflecting the possible expiration of their benefits prior to their utilization. The valuation allowance for noncurrent deferred tax assets of $115.4 million increased $90.7 million from $24.7 million at December 31, 2000. The increase is primarily related to R&B Falcon's valuation allowance at the time of the merger.

     The Company's net operating loss carryforwards include a tax effected U.S. loss of $392.4 million which will expire between 2005 and 2021. The remaining $54.6 million of tax effected U.K. net operating losses do not expire. The Company's fully benefited foreign tax credit carryforwards will expire between 2004 and 2006.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Transocean Sedco Forex Inc., a Cayman Islands company, is not subject to income taxes in the Cayman Islands. For the two years ended December 31, 2001, there was no Cayman Islands income or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by a Cayman Islands company or its shareholders. The Company has obtained an assurance from the Cayman Islands government under the Tax Concessions Law (1995 Revision) that, in the event that any legislation is enacted in the Cayman Islands imposing tax computed on profits or income, or computed on any capital assets, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, such tax shall not, until June 1, 2019, be applicable to the Company or to any of its operations or to the shares, debentures or other obligations of the Company. Therefore, under present law there will be no Cayman Islands tax consequences affecting distributions.

     The Company's income tax returns are subject to review and examination in the various jurisdictions in which the Company operates. The U.S. Internal Revenue Service is currently auditing the years 1998 through 2000. In addition, other tax authorities have questioned the amounts of income and expense subject to tax in their jurisdiction for prior periods. The Company is currently contesting additional assessments which have been asserted and may contest any future assessments. In the opinion of management, the ultimate resolution of these asserted income tax liabilities will not have a material adverse effect on the Company's business, consolidated financial position or results of operations.

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

     Transocean Offshore Inc. was included in the consolidated federal income tax returns filed by a former parent, Sonat Inc. ("Sonat") during all periods in which Sonat's ownership was greater than or equal to 80 percent ("Affiliation Years"). Transocean Offshore Inc. and Sonat entered into a Tax Sharing
Agreement providing for the manner of determining payments with respect to federal income tax liabilities and benefits arising in the Affiliation Years. Under the Tax Sharing Agreement, the Company will pay to Sonat an amount equal to the Company's share of the Sonat consolidated federal income tax liability, generally determined on a separate return basis. In addition, Sonat will pay the Company for Sonat's utilization of deductions, losses and credits which are attributable to the Company and in excess of that which would be utilized on a separate return basis.

Note  13  -  Commitments  and  Contingencies

     Operating Leases - The Company has operating lease commitments expiring at various dates, principally for real estate, office space, office equipment and rig bareboat charters. In addition to rental payments, some leases provide that the Company pay a pro rata share of operating costs applicable to the leased property. As of December 31, 2001, future minimum rental payments related to noncancellable operating leases are as follows (in millions):

                                                     Years ended
                                                     December 31,
                                                    -------------
               2002. . . . . . . . . . . . . . . .     $  27.9
               2003. . . . . . . . . . . . . . . .        24.8
               2004. . . . . . . . . . . . . . . .        22.2
               2005. . . . . . . . . . . . . . . .        18.9
               2006. . . . . . . . . . . . . . . .         6.7
               Thereafter. . . . . . . . . . . . .        26.6
                                                    -------------
                 Total . . . . . . . . . . . . . .     $ 127.1
                                                    =============

     The Company is a party to an operating lease on the M. G. Hulme, Jr. Under this lease, the Company may purchase the rig for $35.7 million at the end of the lease term of November 29, 2005. At December 31, 2001, the future minimum lease payments, excluding the purchase option, was $50.8 million.

     Rental expense for all operating leases, including leases with terms of less than one year, was $96 million, $50 million and $37 million for the years ended December 31, 2001, 2000 and 1999, respectively.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Legal Proceedings - In 1990 and 1991, two of the Company's subsidiaries were served with various assessments collectively valued at approximately $7 million from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services. The Company believes that neither subsidiary is liable for the taxes and has contested the assessments in the Brazilian administrative and court systems. In October 2001, the Brazil Supreme Court rejected the Company's appeal of an adverse lower court's ruling with respect to a June 1991 assessment, which was valued at approximately $6 million. The Company is challenging the assessment in a separate proceeding, which is currently at the trial court level. The Company has received adverse rulings at various levels in connection with a disputed August 1990 assessment which is still pending before the Brazil Superior Court of Justice. The Company also received an adverse ruling from the Taxpayer's Council in connection with an October 1990 assessment and is appealing the ruling. If the Company's defenses are ultimately unsuccessful, the Company believes that the Brazilian government-controlled oil company, Petrobras, has a contractual obligation to reimburse the Company for municipal tax payments required to be paid by them. The Company does not expect the liability, if any, resulting from these assessments to have a material adverse effect on its business or consolidated financial position.

     The Indian Customs Department, Mumbai, filed a "show cause notice" against a subsidiary of the Company and various third parties in July 1999. The show cause notice alleged that the initial entry into India in 1988 and other subsequent movements of the Trident II jackup rig operated by the subsidiary constituted imports and exports for which proper customs procedures were not followed and sought payment of customs duties of approximately $31 million based on an alleged 1998 rig value of $49 million, with interest and penalties, and confiscation of the rig. In January 2000, the Customs Department issued its order, which found that the Company had imported the rig improperly and intentionally concealed the import from the authorities, and directed the Company to pay a redemption fee of approximately $3 million for the rig in lieu of confiscation and to pay penalties of approximately $1 million in addition to the amount of customs duties owed. In February 2000, the Company filed an appeal with the Customs, Excise and Gold (Control) Appellate Tribunal ("CEGAT") together with an application to have the confiscation of the rig stayed pending the outcome of the appeal. In March 2000, the CEGAT ruled on the stay application, directing that the confiscation be stayed pending the appeal. The CEGAT issued its opinion on the Company's appeal on February 2, 2001, and while it found that the rig was imported in 1988 without proper documentation or payment of duties, the redemption fee and penalties were reduced to less than $0.1 million in view of the ambiguity surrounding the import practice at the time and the lack of intentional concealment by the Company. The CEGAT further sustained the Company's position regarding the value of the rig at the time of import as $13 million and ruled that subsequent movements of the rig were not liable to import documentation or duties in view of the prevailing practice of the Customs Department, thus limiting the Company's exposure as to custom duties to approximately $6 million. Following the CEGAT order, the Company tendered payment of redemption, penalty and duty in the amount specified by the order by offset against a $0.6 million deposit and $10.7 million guarantee previously made by the Company. The Customs Department attempted to draw the entire guarantee, alleging the actual duty payable is approximately $22 million based on an interpretation of the CEGAT order that the Company believes is incorrect. This action was stopped by an interim ruling of the High Court, Mumbai on writ petition filed by the Company. Both the Customs Department and the Company filed appeals with the Supreme Court of India against the order of the CEGAT, and both appeals have been admitted. The Company applied for an expedited hearing, which was denied. The Company and its customer agreed to pursue and obtained the issuance of documentation from the Ministry of Petroleum that, if accepted by the Customs Department, would reduce the duty to nil. The agreement with the customer further provides that if this reduction was not obtained by December 31, 2001, the customer would pay the duty up to a limit of $7.7 million. The Customs Department has not accepted the documentation or agreed to refund the duties already paid. The Company has requested the refund from the customer and also intends to pursue the action with the Customs Department. The Company does not expect, in any event, that the ultimate liability, if any, resulting from the matter will have a material adverse effect on its business or consolidated financial position.

     In January 2000, a pipeline in the U.S. Gulf of Mexico was damaged by an anchor from one of the Company's drilling rigs while the rig was under tow. The incident resulted in damage to offshore facilities, including a crude oil pipeline, the release of hydrocarbons from the damaged section of the pipeline and the shutdown of the pipeline and allegedly affected production platforms. All appropriate governmental authorities were notified, and the Company cooperated fully with the operator and relevant authorities in support of the remediation efforts. Certain owners and operators of the pipeline (Poseidon Oil Pipeline Company LLC, Equilon Enterprises LLC, Poseidon Pipeline Company, LLC and Marathon Oil Company) filed suit in March 2000 in federal court, Eastern District of Louisiana, alleging various damages in excess of $30 million. A second suit was filed by Walter Oil & Gas Corporation and certain other plaintiffs in Harris County, Texas alleging various damages in excess of $1.8 million, and the Company obtained a summary judgement against Walter Oil & Gas Corporation and Amerada Hess. The Company has filed a limitation of liability proceeding in federal court, Eastern District of Louisiana, claiming benefit of various statutes providing limitation of liability for vessel owners, the result of

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

which has been to stay the first two suits and to cause potential claimants (including the plaintiffs in the existing suits) to file claims in this proceeding. El Paso Energy Corporation, the owner/operator of the platform from which a riser was allegedly damaged, and Texaco Exploration and Production Inc. have filed claims in the limitation of liability proceeding as well. The Company expects that existing insurance will substantially cover any potential liability associated with this matter and that the outcome of this matter will not have a material adverse effect on its business or consolidated financial position.

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

     In November 1988, a lawsuit was filed in the U.S. District Court for the Southern District of West Virginia against Reading & Bates Coal Co., a wholly owned subsidiary of R&B Falcon, by SCW Associates, Inc. claiming breach of an alleged agreement to purchase the stock of Belva Coal Company, a wholly owned subsidiary of Reading & Bates Coal Co. with coal properties in West Virginia. When those coal properties were sold in July 1989 as part of the disposition of R&B Falcon's coal operations, the purchasing joint venture indemnified Reading & Bates Coal Co. and R&B Falcon against any liability Reading & Bates Coal Co.
might incur as a result of this litigation. A judgment for the plaintiff of $32,000 entered in February 1991 was satisfied and Reading & Bates Coal Co. was indemnified by the purchasing joint venture. On October 31, 1990, SCW Associates, Inc., the plaintiff in the above-referenced action, filed a separate ancillary action in the Circuit Court, Kanawha County, West Virginia against R&B Falcon, Caymen Coal, Inc. (the former owner of R&B Falcon's West Virginia coal properties), as well as the joint venture, Mr. William B. Sturgill (the former President of Reading & Bates Coal Co.) personally, three other companies in which the Company believes Mr. Sturgill holds an equity interest, two employees of the joint venture, First National Bank of Chicago and First Capital Corporation. The lawsuit seeks to recover compensatory damages of $50 million and punitive damages of $50 million for alleged tortuous interference with the contractual rights of the plaintiff and to impose a constructive trust on the proceeds of the use and/or sale of the assets of Caymen Coal, Inc. as they existed on October 15, 1988. Currently, the case is pending review by the West Virginia Supreme Court of Appeals on a certification of a question of law as to whether denial of the Company's motion for summary judgement was appropriate, and discovery is proceeding. The Company intends to defend its interests vigorously and believes that the damages alleged by the plaintiff in this action are highly exaggerated. In any event, the Company believes that it has valid defenses and does not expect that the ultimate outcome of this case will have a material adverse effect on its business or consolidated financial position.

     In December 1998, Mobil North Sea Limited ("Mobil") purportedly terminated its contract for use of the Jack Bates based on failure of two mooring lines while anchor recovery operations at a Mobil well location had been suspended during heavy weather. The Company did not believe that Mobil had the right to terminate this contract. The Company later recontracted the Jack Bates to Mobil at a lower dayrate. The Company filed a request for arbitration with the London Court of International Arbitration seeking damages for the termination, and Mobil in turn counterclaimed against the Company seeking damages for the Company's alleged breaches of the original contract. The arbitrators ruled that Mobil did have the right to terminate the contract, and the counterclaim against the Company is proceeding. The Company does not expect that the ultimate outcome of this case will have a material adverse effect on its business or consolidated financial position.

     In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against Cliffs Drilling, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30 million in favor of the plaintiffs for

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. The Company is in the process of preparing its appeal of such judgment. The Company believes that all but potentially the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of Cliffs Drilling; however, the insurers and underwriters have denied coverage. Cliffs Drilling has instituted litigation against those insurers and underwriters to enforce its rights under the relevant policies. The Company does not expect that the ultimate outcome of this case will have a material adverse effect on its business or consolidated financial position.

     In October 2001, the Company was notified by the U.S. Environmental Protection Agency ("EPA") that the EPA had identified a subsidiary of the Company as a potentially responsible party in connection with the Palmer Barge Line superfund site located in Port Arthur, Jefferson County, Texas. Based upon the information provided by the EPA and the Company's review of its internal records to date, the Company disputes its designation as a potentially responsible party and does not expect that the ultimate outcome of this case will have a material adverse effect on its business or consolidated financial position.

     The Company and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of the Company's business. The Company does not believe that ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on its business or consolidated financial position.

     Self Insurance - The Company is self-insured for the deductible portion of its insurance coverage. In the opinion of management, adequate accruals have been made based on known and estimated exposures up to the deductible portion of the Company's insurance coverages. Management believes that claims and liabilities in excess of the amounts accrued are adequately insured.

     Letters of Credit and Surety Bonds - The Company had letters of credit outstanding at December 31, 2001 totaling $38.1 million. The total includes outstanding letters of credit of $1.1 million under a $70.0 million letter of credit facility entered into with three banks. Under this facility, the Company pays letter of credit fees of 1.5 percent per annum and commitment fees of 0.375 percent per annum, respectively. This facility, which matures in April 2004, requires a collateral value ratio of 1.75 times the commitment and is secured by mortgages on five drilling units, the J.W. McLean, J.T. Angel, Randolph Yost, D.R. Stewart and George H. Galloway. See Note 23. The remaining letter of credit amount outstanding guarantees various contract bidding and insurance activities.

     As is customary in the contract drilling business, we also have various surety bonds totaling $190.0 million in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.

Note  14  -  Stock-Based  Compensation  Plans

     Long-Term Incentive Plan - The Company has an incentive plan for key employees and outside directors (the "Incentive Plan"). Under the Incentive Plan, awards can be granted in the form of stock options, restricted stock, stock appreciation rights ("SARs") and cash performance awards. As of December 31, 2001, the Company was authorized to grant up to (i) 18.9 million ordinary shares to employees; (ii) 600,000 ordinary shares to outside directors; and
(iii)  300,000  freestanding  SARs to employees or directors under the Incentive
Plan. Options issued under the Incentive Plan have a 10-year term and become exercisable in three equal annual installments after the date of grant. On December 31, 1999, all unvested stock options and SARs and all unvested restricted shares granted after April 1996 became fully vested as a result of the Sedco Forex merger. At December 31, 2001, there were approximately 10.5 million total shares available for future grants under the Incentive Plan.

     Prior to the spin-off (see Note 4), key employees of Sedco Forex were granted stock options at various dates under the Schlumberger stock option plans. For all of the stock options granted under such plans, the exercise price of each option equaled the market price of Schlumberger stock on the date of grant, each option's maximum term was 10 years and the options generally vested in 20 percent increments over five years. Fully vested options held by Sedco Forex employees at the date of the spin-off will lapse in accordance with their provisions. Non-vested options were terminated and fully vested stock options to purchase ordinary shares of Transocean Sedco Forex Inc. were granted under a new plan (the "SF Plan"). Certain Sedco Forex employees did not join the Company; therefore, their options remained unchanged under the Schlumberger stock option plans.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Prior to the R&B Falcon merger (see Note 4), certain employees and outside directors of R&B Falcon and its subsidiaries were granted stock options under various plans. As a result of the R&B Falcon merger, the Company assumed all outstanding R&B Falcon stock options and converted them into options to purchase ordinary shares of the Company.

     The  following  table  summarizes  option  activities:

                                                   NUMBER OF SHARES   WEIGHTED-AVERAGE
                                                     UNDER OPTION      EXERCISE PRICE
                                                   -----------------  -----------------
SCHLUMBERGER OPTIONS
Outstanding at December 31, 1998. . . . . . . . .           762,920   $           45.13
Granted . . . . . . . . . . . . . . . . . . . . .           121,250               56.83
Exercised . . . . . . . . . . . . . . . . . . . .          (216,616)              33.38
Unvested options terminated . . . . . . . . . . .          (282,000)              61.23
Options retained by Schlumberger. . . . . . . . .          (385,554)              48.56
                                                   -----------------  -----------------
Outstanding at December 31, 1999. . . . . . . . .                 -                   -
                                                   =================  =================

TRANSOCEAN SEDCO FOREX INC. OPTIONS
Options outstanding at time of Sedco Forex merger         2,747,773   $           25.04
Options issued under the SF Plan. . . . . . . . .           491,645               34.09
Options issued under the Incentive Plan . . . . .            20,000               33.69
                                                   -----------------  -----------------
Outstanding at December 31, 1999. . . . . . . . .         3,259,418               26.46

Granted . . . . . . . . . . . . . . . . . . . . .         1,636,918               37.30
Exercised . . . . . . . . . . . . . . . . . . . .          (499,428)              23.99
Forfeited . . . . . . . . . . . . . . . . . . . .           (22,500)              37.00
                                                   -----------------  -----------------
Outstanding at December 31, 2000. . . . . . . . .         4,374,408               30.74

Granted . . . . . . . . . . . . . . . . . . . . .         2,370,840               38.53
Options assumed in the R&B Falcon merger. . . . .         8,094,010               22.25
Exercised . . . . . . . . . . . . . . . . . . . .        (1,286,554)              20.91
Forfeited . . . . . . . . . . . . . . . . . . . .           (92,025)              42.15
                                                   -----------------  -----------------
Outstanding at December 31, 2001. . . . . . . . .        13,460,679   $           27.99
                                                   =================  =================

Exercisable at December 31, 1999. . . . . . . . .         3,239,418   $           26.41
Exercisable at December 31, 2000. . . . . . . . .         2,754,073   $           26.91
Exercisable at December 31, 2001. . . . . . . . .         9,977,963   $           24.29

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                                  Options Outstanding            Options Exercisable
                           Weighted-Average  -----------------------------  -----------------------------
                              Remaining         Number    Weighted-Average    Number     Weighted-Average
Range of Exercise Prices   Contractual Life  Outstanding   Exercise Price   Outstanding   Exercise Price
------------------------  -----------------  -----------  ----------------  -----------  ----------------
     $ 7.58 - $19.50       6.50    years       4,072,452        $14.88        4,072,452        $14.88
     $20.12 - $34.63       6.53    years       4,156,062        $25.10        4,147,241        $25.08
     $37.00 - $81.78       8.45    years       5,232,165        $40.48        1,758,270        $44.19

     At December 31, 2001, there were 61,667 restricted ordinary shares and 118,785 SARs outstanding under the Incentive Plan.

     Employee Stock Purchase Plan - The Company provides a stock purchase plan (the "Stock Purchase Plan") for certain full-time employees. Under the terms of the Stock Purchase Plan, employees can choose each year to have between two and 20 percent of their annual base earnings withheld to purchase up to $25,000 of the Company's ordinary shares. The purchase price of the stock is 85 percent of the lower of its beginning-of-year or end-of-year market price. At December 31, 2001, up to 1,070,159 ordinary shares were available for issuance pursuant to the Stock Purchase Plan.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     As discussed in Note 2, APB 25 and related interpretations are applied in accounting for stock-based compensation plans. If compensation expense for stock options granted under the Schlumberger stock option plans for the year ended December 31, 1999 and the Incentive Plan and the Stock Purchase Plan for the years ended December 31, 2001 and 2000, were recognized using the alternative fair value method of accounting under SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                        YEARS ENDED DECEMBER 31,
                                                   ----------------------------------
                                                      2001        2000       1999
                                                   ----------  ----------  ----------
                                                  (IN MILLIONS, EXCEPT PER SHARE DATA)
Net Income
    As Reported . . . . . . . . . . . . . . . . .  $    252.6  $    108.5  $     58.1
    Pro Forma . . . . . . . . . . . . . . . . . .       239.8       101.5        56.3

Basic Earnings Per Share
(Unaudited pro forma prior to the effective date
  of the Sedco Forex merger)
    As Reported . . . . . . . . . . . . . . . . .  $     0.82  $     0.52  $     0.53
    Pro Forma . . . . . . . . . . . . . . . . . .        0.78        0.48        0.51

Diluted Earnings Per Share
(Unaudited pro forma prior to the effective date
  of the Sedco Forex merger)
    As Reported . . . . . . . . . . . . . . . . .  $     0.80  $     0.51  $     0.53
    Pro Forma . . . . . . . . . . . . . . . . . .        0.76        0.48        0.51

     The above pro forma amounts are not indicative of future pro forma results. The fair value of each option grant under the Schlumberger stock option plans for the year ended December 31, 1999 and the Incentive Plan for the years ended December 31, 2001 and 2000, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999:

                                                     2001         2000         1999
                                                  -----------  -----------  -----------
Dividend yield. . . . . . . . . . . . . . . . . .     0.30%        0.25%        0.75%
Expected price volatility range . . . . . . . . .    50-51%       46-47%       26-27%
Risk-free interest rate range . . . . . . . . . .  4.13-5.25%   6.13-6.56%   4.86-5.22%
Expected life of options (in years) . . . . . . .     4.00         4.00         5.60
Weighted-average fair value of options granted. .    $16.26       $15.21       $18.31

     The fair value of each option grant under the Stock Purchase Plan for the years ended December 31, 2001 and 2000, was estimated using the following weighted-average assumptions for grants in 2001:

                                                       2001                  2000
                                                --------------------  -------------------
Dividend yield . . . . . . . . . . . . . . . . .       0.30%                 0.25%
Expected price volatility. . . . . . . . . . . .        51%                   50%
Risk-free interest rate. . . . . . . . . . . . .       1.71%                 5.64%
Expected life of options . . . . . . . . . . . . Less than one year    Less than one year
Weighted-average fair value of options granted .      $7.22                 $7.67

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note  15  -  Retirement  Plans  and  Other  Postemployment  Benefits

     Defined Benefit Pension Plans - The change in benefit obligation, change in plan assets and funded status for the years ended December 31, 2001 and 2000 is shown in the table below (in millions).

                                                       DECEMBER 31,
                                                 ----------------------
                                                     2001        2000
                                                 ----------  ----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year . . . .  $   133.6   $   133.2
Merger with R&B Falcon. . . . . . . . . . . . .       85.7           -
Service cost. . . . . . . . . . . . . . . . . .       12.0         9.5
Interest cost . . . . . . . . . . . . . . . . .       15.9         9.1
Actuarial losses. . . . . . . . . . . . . . . .        4.8         4.1
Plan settlements. . . . . . . . . . . . . . . .          -       (17.4)
Plan amendments . . . . . . . . . . . . . . . .        0.8           -
Benefits paid . . . . . . . . . . . . . . . . .      (10.1)       (4.9)
                                                 ----------  ----------
  Benefit obligation at end of year . . . . . .      242.7       133.6
                                                 ----------  ----------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year       117.7       134.4
Merger with R&B Falcon. . . . . . . . . . . . .       99.3           -
Actual return on plan assets. . . . . . . . . .       (1.3)       (0.5)
Company contributions . . . . . . . . . . . . .        4.8         8.8
Benefits paid . . . . . . . . . . . . . . . . .      (10.1)      (25.0)
                                                 ----------  ----------
  Fair value of plan assets at end of year. . .      210.4       117.7
                                                 ----------  ----------

FUNDED STATUS . . . . . . . . . . . . . . . . .      (32.3)      (15.9)
Unrecognized transition obligation. . . . . . .        3.5         4.2
Unrecognized net actuarial loss . . . . . . . .       32.4         6.1
Unrecognized prior service cost . . . . . . . .        0.1         0.2
                                                 ----------  ----------
  Accrued pension asset (liability) . . . . . .  $     3.7   $    (5.4)
                                                 ==========  ==========

Comprised of:
Prepaid benefit cost. . . . . . . . . . . . . .  $    34.2   $    18.9
Accrued benefit liability . . . . . . . . . . .      (30.5)      (24.3)
                                                 ----------  ----------
  Accrued pension asset (liability) . . . . . .  $     3.7   $    (5.4)
                                                 ==========  ==========

                                                    AS OF DECEMBER 31,
                                                 ----------------------
                                                    2001        2000
                                                 ----------  ----------
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate . . . . . . . . . . . . . . . . .       7.45%       7.36%
Expected return on plan assets. . . . . . . . .       9.24%       8.69%
Rate of compensation increase . . . . . . . . .       5.71%       5.83%

     The aggregate projected benefit obligation and fair value of plan assets for plans with projected benefit obligations in excess of plan assets were $153.2 million and $112.5 million, respectively, at December 31, 2001. The aggregate projected benefit obligation and fair value of plan assets for plans with projected benefit obligations in excess of plan assets were $48.8 million and $15.0 million, respectively, at December 31, 2000.

     The aggregate accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $23.9 million and $7.0 million, respectively, at December 31, 2001. The aggregate accumulated

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $16.2 million and $4.0 million, respectively, at December 31, 2000.

     Net  periodic benefit cost included the following components (in millions):

                                                   Years ended December 31,
                                                   ------------------------
                                                    2001     2000     1999
                                                   -------  ------   ------
          Components of Net Periodic Benefit Cost
          Service cost. . . . . . . . . . . . . .  $ 12.0   $ 9.5    $ 0.8
          Interest cost . . . . . . . . . . . . .    15.9     9.1      0.5
          Expected return on plan assets. . . . .    (7.5)   (8.9)    (0.6)
          Amortization of transition obligation .     0.3     0.4        -
          Amortization of prior service cost. . .     0.4       -        -
          Recognized net actuarial gains. . . . .   (11.3)   (1.4)       -
          Early retirement charge . . . . . . . .       -       -      0.1
                                                   -------  ------   ------
             Benefit cost . . . . . . . . . . . .  $  9.8   $ 8.7    $ 0.8
                                                   =======  ======   ======

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Postretirement Benefits Other Than Pensions - The change in benefit obligation, change in plan assets and funded status for the years ended December 31, 2001 and 2000 is shown in the table below (in millions).

                                                       DECEMBER 31,
                                                 ----------------------
                                                     2001      2000
                                                 ----------  ----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year . . . .  $    12.0   $     8.8
Merger with R&B Falcon. . . . . . . . . . . . .       16.1           -
Service cost. . . . . . . . . . . . . . . . . .        0.4         0.2
Interest cost . . . . . . . . . . . . . . . . .        1.9         0.8
Actuarial losses (gains). . . . . . . . . . . .       (0.2)        2.4
Participant's contributions . . . . . . . . . .        0.2           -
Plan amendments . . . . . . . . . . . . . . . .          -         0.4
Benefits paid . . . . . . . . . . . . . . . . .       (1.2)       (0.6)
                                                 ----------  ----------
  Benefit obligation at end of year . . . . . .       29.2        12.0
                                                 ----------  ----------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year.        0.6         0.6
Actual return on plan assets. . . . . . . . . .        0.1         0.2
Company contributions . . . . . . . . . . . . .        0.8         0.4
Participant's contributions . . . . . . . . . .        0.2           -
Benefits paid . . . . . . . . . . . . . . . . .       (1.2)       (0.6)
                                                 ----------  ----------
  Fair value of plan assets at end of year. . .        0.5         0.6
                                                 ----------  ----------

FUNDED STATUS . . . . . . . . . . . . . . . . .      (28.7)      (11.4)
Unrecognized net actuarial gain . . . . . . . .        0.9         1.0
Unrecognized prior service cost . . . . . . . .        0.3         0.4
                                                 ----------  ----------
  Postretirement benefit liability. . . . . . .  $   (27.5)  $   (10.0)
                                                 ==========  ==========

                                                    AS OF DECEMBER 31,
                                                 ----------------------
                                                    2001        2000
                                                 ----------  ----------
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate                                         7.00%       7.25%
Expected return on plan assets                        7.00%       7.00%
Rate of compensation increase                         5.50%       5.50%

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Net periodic benefit cost included the following components (in millions):

                                            YEARS ENDED DECEMBER 31,
                                         -----------------------------
                                            2001      2000      1999
                                         ---------  --------  --------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost. . . . . . . . . . . . . .  $    0.4   $    0.2  $    0.2
Interest cost . . . . . . . . . . . . .       1.9        0.8       0.3
Amortization of prior service cost. . .         -        0.1         -
Recognized net actuarial gain . . . . .      (0.1)         -         -
                                         ---------  --------  --------
  Benefit Cost. . . . . . . . . . . . .  $    2.2   $    1.1  $    0.5
                                         =========  ========  ========

     For measurement purposes, the rate of increase in the per capita costs of covered health care benefits was assumed to be 8.5 percent in 2001, decreasing gradually to 5.0 percent by the year 2021.

     The assumed health care cost trend rate has significant impact on the amounts reported for postretirement benefits other than pensions. A one-percentage point change in the assumed health care trend rate would have the following effects (in millions):

                                                                            One-       One-
                                                                        Percentage  Percentage
                                                                           Point      Point
                                                                         Increase    Decrease
                                                                         ---------  ----------
Effect on total service and interest cost components in 2001 . . . . . .   $ 0.2       $ (0.2)
Effect on postretirement benefit obligations as of December 31, 2001 . .   $ 2.9       $ (2.7)

     Defined Contribution Plans - The Company provides a defined contribution pension and savings plan covering senior non-U.S. field employees working outside the United States. Contributions and costs are determined as 4.5 percent to 6.5 percent of each covered employee's salary, based on years of service. In addition, the Company sponsors a U.S. defined contribution savings plan. It covers certain employees and limits Company contributions to no more than 4.5 percent of each covered employee's salary, based on the employee's contribution. The Company also sponsors various other defined contribution plans worldwide.
The Company recorded approximately $21.6 million and $11.5 million of expense related to its defined contribution plans for the years ended December 31, 2001 and 2000, respectively.

     Pursuant to an employee matters agreement with Schlumberger, Schlumberger will continue to maintain various non-U.S. defined benefit and defined contribution plans. Expenses for these funds were immaterial for the year ended December 31, 1999.

     Deferred Compensation Plan - The Company provides a Deferred Compensation Plan (the "Plan"). The Plan's primary purpose is to provide tax-advantageous asset accumulation for a select group of management, highly compensated employees and non-employee members of the Board of Directors of the Company.

     Eligible employees who enroll in the Plan may elect to defer up to a maximum of 90 percent of base salary, 100 percent of any future performance awards, 100 percent of any special payments and 100 percent of directors' meeting fees and annual retainers; however, the Administrative Committee (9 individuals appointed by the Finance and Benefits Committee of the Board of Directors) may, at its discretion, establish minimum amounts that must be deferred by anyone electing to participate in the Plan. In addition, the Executive Compensation Committee of the Board of Directors may authorize employer contributions to participants and the Chief Executive Officer of the Company (with Executive Compensation Committee approval) is authorized to cause the Company to enter into "Deferred Compensation Award Agreements" with such participants. There were no employer contributions to the Plan during the years ending December 31, 2001 or 2000.

Note  16  -  Investments  in  and  Advances  to  Joint  Ventures

     The Company has a 25 percent interest in Sea Wolf. In September 1997, Sedco Forex sold two semisubmersible rigs, the Drill Star and Sedco Explorer, to Sea Wolf. The Company operated the rigs under bareboat charters. The sale resulted in a deferred gain of $157 million which was being amortized to operating and maintenance expense over the six year life of

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

the bareboat charters. See Note 6. As of December 31, 2001, Sea Wolf has distributed substantially all of its assets to its shareholders.

     The Company has a 50 percent interest in Overseas Drilling Limited ("ODL"), which owns the drillship, Joides Resolution. The drillship is contracted to perform drilling and coring operations in deep waters worldwide for the purpose of scientific research. The Company manages and operates the vessel on behalf of ODL. See Note 19.

     At December 31, 2000, the Company had a 24.9 percent interest in Arcade, a Norwegian offshore drilling company. Arcade owns two high-specification semisubmersible rigs, the Henry Goodrich and Paul B. Loyd, Jr. The investment in Arcade was recorded at fair value as part of the Sedco Forex merger. Because R&B Falcon owns 74.4 percent of Arcade, Arcade is now consolidated in the Company's financial statements effective with the R&B Falcon merger. In October 2001, the Company purchased the remaining minority interest in Arcade for approximately $2.0 million.

     As a result of the R&B Falcon merger, the Company has a 50 percent interest in Deepwater Drilling L.L.C. ("DD LLC"). DD LLC leases and operates the Deepwater Pathfinder, which commenced operations in the first quarter of 1999. The investment in DD LLC was recorded at fair value as part of the R&B Falcon merger. See Note 19.

     As a result of the R&B Falcon merger, the Company has a 60 percent interest in Deepwater Drilling II L.L.C. ("DDII LLC"). DDII LLC leases and operates the Deepwater Frontier, which commenced operations in the second quarter of 1999. The investment in DDII LLC was recorded at fair value as part of the R&B Falcon merger. See Note 19.

     As a result of the R&B Falcon merger, the Company has a 25 percent interest in Delta Towing Holdings LLC. See Note 19.

Note  17  -  Segments,  Geographical  Analysis  and  Major  Customers

     Prior to the R&B Falcon merger, the Company operated in one industry segment. As a result of acquiring shallow and inland water drilling units in the R&B Falcon merger, the Company's operations have been aggregated into two reportable segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. The International and U.S. Floater Contract Drilling Services segment consists of high-specification floaters, other floaters, non-U.S. jackups, other mobile offshore and land drilling units, other assets used in support of offshore drilling activities and other offshore support services. The Gulf of Mexico Shallow and Inland Water segment consists of the Gulf of Mexico jackups and submersible drilling rigs and the U.S. inland drilling barges. The Company provides services with different types of drilling equipment in several geographic regions. The location of the Company's rigs and the allocation of resources to build or upgrade rigs is determined by the activities and needs of customers.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Operating revenues and income before income taxes, minority interest and extraordinary items by segment are as follows (in millions):

                                                               Years ended December 31,
                                                             ----------------------------
                                                               2001       2000      1999
                                                             ---------  ---------  ------
Operating Revenues
 International and U.S. Floater Contract Drilling Services .  $2,430.3   $1,229.5  $648.2
 Gulf of Mexico Shallow and Inland Water . . . . . . . . . .     396.0          -       -
 Elimination of intersegment revenues. . . . . . . . . . . .      (6.2)         -       -
                                                             ---------  ---------  ------
   Total Operating Revenues. . . . . . . . . . . . . . . . .  $2,820.1   $1,229.5  $648.2
                                                             =========  =========  ======

Income Before Income Taxes, Minority Interest and
 Extraordinary Items
 International and U.S. Floater Contract Drilling Services .  $  625.2   $  144.4  $ 49.3
 Gulf of Mexico Shallow and Inland Water . . . . . . . . . .     (17.3)         -       -
                                                             ---------  ---------  ------
                                                                 607.9      144.4    49.3
Unallocated general and administrative expense . . . . . . .     (57.9)         -       -
Unallocated other expense, net . . . . . . . . . . . . . . .    (189.5)         -       -
                                                             ---------  ---------  ------
   Total Income Before Income Taxes, Minority Interest
     and Extraordinary Items . . . . . . . . . . . . . . . .  $  360.5   $  144.4  $ 49.3
                                                             =========  =========  ======

     Total assets by segment are as follows (in millions):

                                                                    December 31,
                                                                -------------------
                                                                  2001       2000
                                                                ---------  --------
 International and U.S. Floater Contract Drilling Services . .  $14,290.0  $6,358.8
 Gulf of Mexico Shallow and Inland Water . . . . . . . . . . .    2,671.6         -
 Unallocated Corporate . . . . . . . . . . . . . . . . . . . .       58.2         -
                                                                ---------  --------
    Total Assets . . . . . . . . . . . . . . . . . . . . . . .  $17,019.8  $6,358.8
                                                                =========  ========

     Prior to the R&B Falcon merger on January 31, 2001, the Company operated in one industry segment and, as such, there were no unallocated assets or income items for periods prior to the merger.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Operating revenues and long-lived assets by country are as follows (in millions):

                               Years ended December 31,
                            ---------------------------
                              2001       2000     1999
                            ---------  --------  ------
Operating Revenues
United States. . . . . . .  $   979.5  $  265.0  $  2.0
Brazil . . . . . . . . . .      355.8     153.6    60.6
United Kingdom . . . . . .      354.6     158.9   124.9
Norway . . . . . . . . . .      227.8     248.5       -
Nigeria. . . . . . . . . .      166.2      76.2    69.3
Indonesia. . . . . . . . .       70.2      54.7    88.2
Rest of the World. . . . .      666.0     272.6   303.2
                            ---------  --------  ------
 Total Operating Revenues.  $ 2,820.1  $1,229.5  $648.2
                            =========  ========  ======

                             As of December 31,
                            -------------------
                               2001     2002
                            ---------  --------
Long-Lived Assets
United States. . . . . . .  $ 3,853.5  $2,038.9
Brazil . . . . . . . . . .    1,036.2     383.8
United Kingdom . . . . . .      851.7     504.8
Norway . . . . . . . . . .      626.7     657.3
Spain. . . . . . . . . . .          -     777.6
Goodwill (a) . . . . . . .    6,466.7   1,037.9
Rest of the World. . . . .    2,448.2     510.4
                            ---------  --------
 Total Long-Lived Assets .  $15,283.0  $5,910.7
                            =========  ========

--------------------
(a) Goodwill resulting from the Sedco Forex and R&B Falcon mergers has not been allocated to individual countries.

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

     For the year ended December 31, 2001, BP and Petrobras accounted for approximately 12.3 percent and 10.9 percent, respectively, of the Company's operating revenues, the majority of which was reported in the International and U.S. Floater Contract Drilling Services segment. For the year ended December 31, 2000, Statoil, BP and Petrobras accounted for approximately 16.8 percent, 14.4 percent and 12.5 percent, respectively, of the Company's operating revenues. For the year ended December 31, 1999, the Royal Dutch Shell Group accounted for approximately 16.2 percent of the Company's operating revenues. The loss of these or other significant customers could have a material adverse effect on the Company's results of operations.

Note  18  -  1999  Charges

     Operating and maintenance expense for the year ended December 31, 1999 included charges totaling $42.0 million. Reduced exploration and development activity by customers, resulting from a period of low oil prices from late 1997 through early 1999 and industry consolidation over the same time period, resulted in a slowdown in the offshore drilling industry during 1999. As a result of this slowdown, approximately 1,000 operating personnel were determined to be redundant, and charges associated with termination and severance benefits of $13.2 million were recognized during 1999. Substantially all of these employees had been terminated and severance and termination costs had been paid as of December 31, 1999. Provisions for potential legal claims of $28.8 million were recognized during 1999.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note  19  -  Related  Party  Transactions

     Schlumberger - The financial statements for the year ended December 31, 1999 included allocations from Schlumberger of certain corporate expenses, including centralized research and engineering, legal, accounting, employee benefits, real estate, insurance, information technology services, treasury and other corporate and infrastructure costs. Although not directly attributable to Sedco Forex's operations, these expenses were allocated to Sedco Forex on bases that Schlumberger and Sedco Forex considered to be a reasonable reflection of the utilization of services provided or the benefit received by Sedco Forex. The allocation methods included relative revenues, headcount, square footage, transaction processing costs, adjusted operating expenses and others. These allocations resulted in charges being recorded in the consolidated statement of operations for the year ended December 31, 1999, as follows (in millions):

                                                   Year ended
                                                  December 31,
                                                  ------------
                                                      1999
                                                  ------------
           Operating and maintenance . . . . . .  $     56.2
           General and administrative. . . . . .         8.0
                                                 ------------
                                                  $     64.2
                                                  ============

     The Company incurred expenses amounting to approximately $3.5 million and $9.0 million for the years ended December 31, 2001 and 2000, respectively, for transitional services provided by Schlumberger.

     During 1999, Sedco Forex had long-term debt due to Schlumberger. These loans bore interest at rates based on 50 basis points over LIBOR and were used to finance both Sedco Forex's existing fleet of rigs and ongoing major construction projects. Interest expense on related party indebtedness totaled
$26 million for 1999. On December 31, 1999, the Company repaid these loans in connection with the Sedco Forex merger.

     DD LLC and DDII LLC - The Company is party to drilling services agreements with DD LLC and DDII LLC for the operations of the Deepwater Pathfinder and Deepwater Frontier, respectively. For the year ended December 31, 2001, the Company earned $1.4 million each for such services to DD LLC and DDII LLC. Such revenue amounts are included in operating revenues in the consolidated statement of operations. At December 31, 2001, the Company had receivables from DD LLC and DDII LLC of $2.6 million and $2.3 million, respectively, which are included in accounts receivable - other.

     From time to time, the Company contracts the Deepwater Frontier from DDII LLC. During this time, DDII LLC bills the Company for the full operating dayrate and issues a non-cash credit for downtime hours in excess of 24 hours in any calendar month. The Company records a dayrate rebate receivable for all such non-cash credits and is responsible for payment of 100 percent of all drilling contract invoices received. At the end of the drilling contract, the Company will receive in cash or services, at its election, the credits issued for downtime hours plus an escalation factor. At December 31, 2001, the cumulative dayrate rebate receivable from DDII LLC totaled $13.7 million and is recorded as investment and advances to joint ventures on the consolidated balance sheet. For the year ended December 31, 2001, the Company incurred $54.4 million net expense from DDII LLC under the drilling contract. This amount is included in operating and maintenance expense in the Company's consolidated statement of operations. At December 31, 2001, the Company had amounts payable to DDII LLC of $2.1 million which is recorded in accounts payable in the consolidated balance sheet.

     At the expiration of the leases, each joint venture may purchase the rig for $185 million, in the case of the Deepwater Pathfinder, and $194 million, in the case of the Deepwater Frontier, or return the rig to the special purpose entities. The Company would be obligated to pay only a portion of such price equal to its percentage ownership interest in the applicable joint venture. The Company's proportionate share for such purchase options is $97 million and $112 million, respectively. Under each joint venture agreement, the consent of each venturer is generally required to approve actions of the joint venture, including the exercise of this purchase option.

     If a joint venture returns the rig at the end of the lease, the special purpose entity may sell the rig. In connection with the return, DD LLC may be required to pay an amount up to $138 million, and DDII LLC may be required to pay an amount up to $145 million, plus certain expenses in each case. These payments may be reduced by a portion of the proceeds of the sale of the applicable rig. If an event of default occurs under the applicable lease documents, each joint venture may be required to pay an amount equal to the amount of debt and equity financing owed by the applicable special purpose entity plus certain

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

expenses. The debt and equity financing outstanding as of December 31, 2001, applicable to the owner of Deepwater Pathfinder and of Deepwater Frontier, was $219 million and $237 million, respectively. The Company and Conoco have guaranteed their respective share of the joint ventures' obligation to pay these amounts.

     Delta Towing - Immediately prior to the closing of the R&B Falcon merger, R&B Falcon formed a joint venture to own and operate its U.S. inland marine support vessel business (the "Marine Business"). In connection with the formation of the joint venture, the Marine Business was transferred by a subsidiary of R&B Falcon to Delta Towing, LLC ("Delta Towing") in exchange for a 25 percent equity interest in Delta Towing Holdings, LLC, the parent of Delta Towing, and certain secured notes payable from Delta Towing. The secured notes consisted of (i) an $80 million principal amount note bearing interest at eight percent per annum due January 30, 2024 (the "Tier 1 Note"), (ii) a contingent $20 million principal amount note bearing interest at eight percent per annum with an expiration date of January 30, 2011 (the "Tier 2 Note"), and (iii) a contingent $44 million principal amount note bearing interest at eight percent per annum with an expiration date of January 30, 2011 (the "Tier 3 Note"). The 75% equity interest holder in the joint venture also loaned Delta Towing $3 million in the form of a Tier 1 Note. Until January 2011, Delta Towing must use 100% of its excess cash flow towards the payment of principal and interest on the Tier 1 Notes. After January 2011, 50 percent of its excess cash flows are to be applied towards the payment of principal and unpaid interest on the Tier 1 Notes. Interest is due and payable quarterly without regard to excess cash flow.

     Delta Towing must repay at least (i) 10 percent of the aggregate principal amount of the Tier 1 Note ($8.3 million) no later than January 2004, (ii) 30 percent of the aggregate principal amount ($24.9 million) no later than January 2006, and (iii) 75 percent of the aggregate principal amount ($62.3 million) no later than January 2008. After the Tier 1 Note has been repaid, Delta Towing must apply 75 percent of its excess cash flow towards payment of the Tier 2 Note. Upon the repayment of the Tier 2 Note, Delta Towing must apply 50 percent of its excess cash to repay principal and interest on the Tier 3 Note. Any amounts not yet due under the Tier 2 and Tier 3 Notes at the time of their expiration will be waived. The Tier 1, 2 and 3 Notes are secured by mortgages and liens on the vessels and other assets of Delta Towing.

     R&B Falcon valued its Tier 1, 2 and 3 Notes at $80 million immediately prior to the closing of the R&B Falcon merger the effect of which was to fully reserve the Tier 2 and 3 Notes. At December 31, 2001, $78.9 million was outstanding under the Company's Tier 1 Note. During 2001, the Company earned $5.8 million of interest income on the Tier 1 Notes. At December 31, 2001, the Company had interest receivable from Delta Towing of $1.6 million. In December 2001, the note agreement was amended to provide for a $4 million, three-year revolving credit facility (the "Delta Towing Revolver") from the Company. Amounts drawn under the Delta Towing Revolver accrue interest at eight percent per annum, with interest payable quarterly. At December 31, 2001, no amounts were outstanding under the Delta Towing Revolver. See Note 23.

     As part of the formation of the joint venture on January 31, 2001, the Company entered into an agreement with Delta Towing under which the Company committed to charter certain vessels for a period of one year ending January 31, 2002, and committed to charter for a period of 2.5 years from the date of delivery 10 crewboats then under construction, four of which had been placed into service as of December 31, 2001. In 2001, the Company incurred charges totaling $15.6 million from Delta Towing for services rendered, of which $6.5 million was rebilled to the Company's customers and $9.1 million was reflected in operating and maintenance expense.

     ODL - In conjunction with the management and operation of the Joides Resolution on behalf of ODL, the Company earned $1.2 million, $1.1 million and $1.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. Such amounts are included in operating revenues in the Company's consolidated statements of operations. At December 31, 2001 and 2000, the Company had receivables from ODL of $2.6 million and $2.5 million, respectively, which were recorded as accounts receivable - trade in the consolidated balance sheets.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note  20  -  Earnings  Per  Share

     The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in millions, except per share data):

                                                                             Years ended December 31,
                                                                             -------------------------
                                                                              2001     2000     1999
                                                                             -------  ------   -------
Income Before Extraordinary Items . . . . . . . . . . . . . . . . . . . . .  $271.9   $107.1    $ 58.1
Gain (Loss) on Extraordinary Items, net of tax. . . . . . . . . . . . . . .   (19.3)     1.4         -
                                                                             -------  ------   -------
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $252.6   $108.5    $ 58.1
                                                                             =======  ======   =======

Weighted Average Shares Outstanding
(Unaudited pro forma prior to the effective date of the Sedco Forex merger)
Shares for basic earnings per share . . . . . . . . . . . . . . . . . . . .   309.2    210.4    109.6
Effect of dilutive securities:
   Employee stock options and unvested stock grants . . . . . . . . . . . .     3.4      1.3        -
   Warrants to purchase ordinary shares . . . . . . . . . . . . . . . . . .     2.2        -        -
                                                                             -------  ------   ------
Adjusted weighted-average shares and assumed
   conversions for diluted earnings per share . . . . . . . . . . . . . . .   314.8    211.7    109.6
                                                                             =======  ======   ======

Basic Earnings Per Share
(Unaudited pro forma prior to the effective date of the Sedco Forex merger)
   Income Before Extraordinary Items. . . . . . . . . . . . . . . . . . . .  $ 0.88   $ 0.51   $ 0.53
   Gain (Loss) on Extraordinary Items, net of tax . . . . . . . . . . . . .   (0.06)    0.01       -
                                                                             -------  ------   ------
   Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 0.82   $ 0.52   $ 0.53
                                                                             =======  ======   ======

Diluted Earnings Per Share
(Unaudited pro forma prior to the effective date of the Sedco Forex merger)
   Income Before Extraordinary Items. . . . . . . . . . . . . . . . . . . .  $ 0.86   $ 0.50   $ 0.53
   Gain (Loss) on Extraordinary Items, net of tax . . . . . . . . . . . . .   (0.06)    0.01        -
                                                                             -------  ------   ------
   Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 0.80   $ 0.51   $ 0.53
                                                                             =======  ======   ======

     Ordinary shares subject to issuance pursuant to the conversion features of the convertible debentures (see Note 8) are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share because the effect of including those shares is anti-dilutive.

     Sedco Forex did not have a separate capital structure prior to the spin-off from Schlumberger and merger with Transocean Offshore Inc. Accordingly, historical earnings per share has not been presented for the periods prior to the merger (see Note 1). Unaudited pro forma earnings per share for the year ended December 31, 1999 was calculated using the Transocean Sedco Forex Inc. ordinary shares issued pursuant to the merger agreement and the dilutive effect of Transocean Sedco Forex Inc. stock options granted to former Sedco Forex employees at the time of the merger, as applicable.

Note  21  -  Stock  Warrants

     In connection with the R&B Falcon merger, the Company assumed the outstanding R&B Falcon stock warrants. Each warrant enables the holder to purchase 17.5 ordinary shares at an exercise price of $19.00 per share. The warrants expire on May 1, 2009. In 2001, the Company received $10.6 million and issued 560,000 ordinary shares as a result of 32,000 warrants being exercised. At December 31, 2001 there were 261,000 warrants outstanding to purchase 4,567,500 ordinary shares.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note  22  -  Quarterly  Results  (Unaudited)

     Shown below are selected unaudited quarterly data (in millions, except per share data):

         Quarter                                   First     Second    Third   Fourth
     -------------------                         --------  --------  -------  -------
2001 (a)
     Operating Revenues                           $550.1    $752.2    $770.2   $747.6
     Operating Income. . . . . . . . . . . . . .    74.5     178.2     179.8    117.5
       Income Before Extraordinary Items . . . .    30.5      85.8      97.6     58.0
     Net Income (b). . . . . . . . . . . . . . .    30.5      68.5      97.6     56.0
     Basic Earnings Per Share
       Income Before Extraordinary Items . . . .  $ 0.11    $ 0.27     $0.31   $ 0.19
     Diluted Earnings Per Share
       Income Before Extraordinary Items . . . .  $ 0.11    $ 0.26     $0.30   $ 0.19
     Weighted Average Shares Outstanding (c)
       Shares for basic earnings per share . . .   280.6     318.2     318.7    318.7
       Shares for diluted earnings per share . .   285.5     325.0     322.7    322.7

2000 (e)
     Operating Revenues. . . . . . . . . . . . .  $300.8    $299.2   $314.5    $314.9
     Operating Income (Loss) (d) . . . . . . . .    37.6      43.2     60.0     (7.7)
       Income (Loss) Before Extraordinary Items.    32.5      35.9     47.9     (9.2)
     Net Income (Loss) . . . . . . . . . . . . .    32.5      35.9     49.3     (9.2)
     Basic Earnings (Loss) Per Share
       Income (Loss) Before Extraordinary Items.  $ 0.15  $   0.17   $ 0.22   $(0.04)
     Diluted Earnings (Loss) Per Share
       Income (Loss) Before Extraordinary Items.  $ 0.15  $   0.17   $ 0.22   $(0.04)
     Weighted Average Shares Outstanding
       Shares for basic earnings per share . . .   210.2     210.4    210.5    210.6
       Shares for diluted earnings per share . .   211.0     211.7    212.0    210.6

--------------------
(a) First quarter 2001 included two months of operating results for R&B Falcon and the second, third and fourth quarters of 2001 included three months of operating results of R&B Falcon, respectively. Fourth quarter 2001 included impairment charges (see Note 7) and gain on sale of RBF FPSO L.P. (see Note
     6).

(b) Second and fourth quarter 2001 included extraordinary losses of $17.3 million and $2.0 million, net of income taxes, respectively, relating to the early extinguishment of debt.

(c) First quarter 2001 included approximately 106 million ordinary shares issued on January 31, 2001 in exchange for each R&B Falcon share.

(d) First and second quarter 2000 included certain reclassifications for minority interest and gain (loss) from sale of assets to conform with the current presentation.

(e) Third quarter 2000 included an extraordinary gain of $1.4 million, net of income taxes, relating to the early termination of debt. Fourth quarter 2000 included charges totaling $37.2 million related to the settlement of an arbitration proceeding with Global Marine and a $6.7 million ($4.8 million after taxes) increase in provisions for legal claims.

                  TRANSOCEAN SEDCO FOREX INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note  23  -  Subsequent  Events  (Unaudited)

     Exchange Offer - In March 2002, the Company completed exchange offers and consent solicitations for the 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% notes of R&B Falcon. As a result of these exchange offers and consent solicitations, approximately $231.1 million, $342.9 million, $247.8 million, $246.5 million, $76.7 million, and $289.1 million principal amount of the outstanding 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% notes, respectively, of R&B Falcon were exchanged for newly issued 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% notes of the Company having the same principal amount, interest rate, redemption terms and payment and maturity dates (and accruing interest from the last date for which interest had been paid on the R&B Falcon notes). Because the holders of a majority in principal amount of each of these series of notes consented to the proposed amendments to the applicable indenture pursuant to which the notes were issued, some covenants, restrictions and events of default were eliminated from the indentures with respect to these series of notes. In connection with the exchange offers, an aggregate of $8.3 million in consent payments were made by R&B Falcon to holders of R&B Falcon notes whose notes were tendered (and not validly withdrawn) within the required time periods and accepted for exchange. The consent payments will be amortized as an increase to interest expense over the remaining term of the respective notes using the interest method. As a result of the exchange offers, interest expense for 2002 is expected to increase by approximately $1.3 million.

     Secured Rig Financing - In January 2002, the Company exercised its call option under the financing arrangement to repay the financing on the Trident 16 prior to the expiration of the scheduled term. The aggregate principal amount outstanding was $32.2 million. The premium paid as a result of the call option of approximately $2 million was recorded as an increase in the net book value of the Trident 16.

     In March 2002, the Company also exercised its call option to repay the financing on the Trident IX prior to the expiration of the scheduled term. The aggregate principal amount outstanding was $14.9 million. The premium paid as a result of the call option of approximately $0.5 million was recorded as an increase in the net book value of the Trident IX.

     Letter of Credit Facility - In January 2002, the Company terminated its $70.0 million letter of credit facility. This facility was secured by mortgages on five drilling units, the J. W. McLean, J. T. Angel, Randolph Yost, D. R. Stewart and George H. Galloway.

     Delta Towing - In January 2002, Delta Towing drew $4 million on the Delta Towing Revolver.

     Interest Rate Swaps - In February 2002, the Company entered into interest rate swap agreements with a group of banks in the aggregate notional amount of $900.0 million relating to the Company's $350.0 million aggregate principal amount of 6.75% Senior Notes due April 2005, $250 million aggregate principal amount of 6.95% Senior Notes due April 2008 and $300.0 million aggregate principal amount of 9.50% Senior Notes due December 2008. The objective of each transaction is to protect the debt against changes in fair value due to changes in the benchmark interest rate. Under each interest rate swap, the Company receives the fixed rate equal to the coupon of the hedged item and pays the floating rate (LIBOR) plus a margin of 171 basis points, 246 basis points and 413 basis points, respectively, which are designated as the respective benchmark interest rates, on each of the interest payment dates until maturity of the respective notes. The hedges are considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rates over their term. As a result, the shortcut method applies and there is no need to periodically reassess the effectiveness of the hedges during the term of the swaps.

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

ITEM  10.  Directors  and  Executive  Officers  of  the  Registrant

ITEM  11.  Executive  Compensation

ITEM  12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

ITEM  13.  Certain  Relationships  and  Related  Transactions

     The information required by Items 10, 11, 12 and 13 is incorporated herein by reference to the Company's definitive proxy statement for its 2002 annual general meeting of shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2001. Certain information with respect to the executive officers of the Company is set forth in Item 4 of this annual report under the caption "Executive Officers of the Registrant."

                                     PART IV

ITEM  14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)  Index to Financial Statements, Financial Statement Schedules and Exhibits

      (1)  Financial  Statements

                                                                           Page
                                                                          ------
      Included  in  Part  II  of  this  report:
          Report  of  Independent  Auditors . . . . . . . . . . . . . . .   44
          Consolidated  Statements  of  Operations. . . . . . . . . . . .   45
          Consolidated  Balance  Sheets . . . . . . . . . . . . . . . . .   46
          Consolidated  Statements  of  Equity. . . . . . . . . . . . . .   47
          Consolidated  Statements  of  Cash  Flows . . . . . . . . . . .   48
          Notes  to  Consolidated  Financial  Statements. . . . . . . . .   50

     Financial statements of unconsolidated joint ventures are not presented herein because such joint ventures do not meet the significance test.

    (2)  Financial  Statement  Schedules

                  Transocean Sedco Forex Inc. and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts
                                  (In millions)

                                                               Additions
                                                         --------------------
                                                         Charged     Charged
                                             Balance at  to Costs    to Other               Balance at
                                             Beginning     and       Accounts-  Deductions-   End of
                                             of Period   Expenses    Describe     Describe    Period
                                             ----------  ---------  ----------  ------------  --------
Year Ended December 31, 1999
Reserves and allowances deducted from asset
   accounts:
Allowance for doubtful accounts
   receivable . . . . . . . . . . . . . .    $ 0.8        $13.8        $12.6 (1)   $ 0.1 (3)   $27.1

Allowance for obsolete materials and
   supplies . . . . . . . . . . . . . . .     10.2          1.8         12.5 (2)     1.4 (4)    23.1

Year Ended December 31, 2000
Reserves and allowances deducted from asset
   accounts:
Allowance for doubtful accounts
   receivable . . . . . . . . . . . . . .     27.1         20.0          0.2 (3)    23.0 (3)    24.3

Allowance for obsolete materials and
   supplies . . . . . . . . . . . . . . .     23.1          0.3         (0.2)(5)    (0.1)(4)    23.3
                                                                                         (6)

Year Ended December 31, 2001
Reserves and allowances deducted from asset
   accounts:
Allowance for doubtful accounts
   receivable . . . . . . . . . . . . . .     24.3         12.0         14.9 (7)    27.0 (3)    24.2
                                                                                         (9)

Allowance for obsolete materials and
   supplies . . . . . . . . . . . . . . .    $23.3        $  -         $ 9.2 (8)   $ 8.4 (4)   $24.1
                                                                                        (10)

_____________________________
(1) Amount includes $10.5 relating to the allowance for doubtful accounts receivable assumed in the Sedco Forex merger and $2.1 in receivable reserves reclassifications.
(2) Amount includes $12.5 relating to the allowance for obsolete materials and supplies assumed in the Sedco Forex merger.
(3)  Uncollectible  accounts  receivable  written  off,  net  of  recoveries.
(4)  Obsolete  materials  and  supplies  written  off,  net  of  scrap.
(5)  Amount  includes  $0.4  related  to  a  write-off  to assets held for sale.
(6)  Amount  includes  $0.7  related  to  reversals  of  prior  year  write-offs.
(7) Amount includes $15.0 relating to the allowance for doubtful accounts receivable assumed in the RBF merger.
(8) Amount includes $8.7 relating to the obsolete materials and supplies inventory assumed in the RBF merger.
(9)  Amount  includes  $4.9  related  to  adjustments  to  the  provision.
(10) Amount  includes  $2.7  related  to  sale  of  rigs.

     Other schedules are omitted either because they are not required or are not applicable, or because the required information is included in the financial statements or notes thereto.

  (3)  Exhibits

The  following  exhibits  are  filed  in  connection  with  this  Report:

Number  Description
-------------------

2.1 Agreement and Plan of Merger dated as of August 19, 2000 by and among Transocean Sedco Forex Inc., Transocean Holdings Inc., TSF Delaware Inc. and R&B Falcon Corporation (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus dated October 30, 2000 included in a 424(b)(3) prospectus filed by the Company on November 1, 2000)

2.2 Agreement and Plan of Merger dated as of July 12, 1999 among Schlumberger Limited, Sedco Forex Holdings Limited, Transocean Offshore Inc. and Transocean SF Limited (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus dated October 27, included in a 424(b)(3) prospectus filed by the Company on November 1, 2000)

2.3 Distribution Agreement dated as of July 12, 1999 between Schlumberger Limited and Sedco Forex Holdings Limited (incorporated by reference to Annex B to the Joint Proxy Statement/Prospectus dated October 27, included in a 424(b)(3) prospectus filed by the Company on November 1, 2000)

2.4 Agreement and Plan of Merger and Conversion dated as of March 12, 1999 between Transocean Offshore Inc. and Transocean Offshore (Texas) Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of Transocean Offshore (Texas) Inc. filed on April 8, 1999 (Registration No. 333-75899))

2.5 Agreement and Plan of Merger dated as of July 10, 1997 among R&B Falcon, FDC Acquisition Corp., Reading & Bates Acquisition Corp., Falcon Drilling Company, Inc. and Reading & Bates Corporation (incorporated by reference to Exhibit 2.1 to R&B Falcon's Registration Statement on Form S-4 dated November 20, 1997)

2.6 Agreement and Plan of Merger dated as of August 21, 1998 by and among Cliffs Drilling Company, R&B Falcon Corporation and RBF Cliffs Drilling Acquisition Corp. (incorporated by reference to Exhibit 2 to R&B Falcon's Registration Statement No. 333-63471 on Form S-4 dated September 15, 1998)

3.1 Memorandum of Association of Transocean Sedco Forex Inc., as amended (incorporated by reference to Annex E to the Joint Proxy Statement/Prospectus dated October 30, 2000 included in a 424(b)(3) prospectus filed by the Company on November 1, 2000)

3.2 Articles of Association of Transocean Sedco Forex Inc., as amended (incorporated by reference to Annex F to the Joint Proxy Statement/Prospectus dated October 30, 2000 included in a 424(b)(3) prospectus filed by the Company on November 1, 2000)

4.1 Credit Agreement dated as of December 16, 1999 among Transocean Offshore Inc., the Lenders party thereto, and SunTrust Bank, Atlanta, as Agent (incorporated by reference to Exhibit 4.6 to the Company's Form 10-K for the year ended December 31, 1997)

4.2 Indenture dated as of April 15, 1997 between the Company and Texas Commerce Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated April 29, 1997)

4.3   First  Supplemental  Indenture  dated  as  of  April  15, 1997 between the
      Company and Texas Commerce Bank National Association, as trustee, supplementing the Indenture dated as of April 15, 1997 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated April 29, 1997)

4.4 Second Supplemental Indenture dated as of May 14, 1999 between the Company and Chase Bank of Texas, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-59001-99))

4.5 Third Supplemental Indenture dated as of May 24, 2000 between the Company and Chase Bank of Texas, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 24, 2000)

4.6 Fourth Supplemental Indenture dated as of May 11, 2001 between the Company and The Chase Manhattan Bank (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

4.7   Form  of  7.45%  Notes  due  April  15, 2027 (incorporated by reference to
      Exhibit  4.3  to  the  Company's  Form  8-K  dated  April  29,  1997)

4.8   Form  of 8.00% Debentures due April 15, 2027 (incorporated by reference to
      Exhibit  4.4  to  the  Company's  Form  8-K  dated  April  19,  1997)

4.9 Form of Zero Coupon Convertible Debenture due May 24, 2020 between the Company and Chase Bank of Texas, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 24, 2000)

4.10 Form of 1.5% Convertible Debenture due May 15, 2021 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 8, 2001)

4.11  Form  of  6.625%  Note  due  April  15, 2011 (incorporated by reference to
      Exhibit  4.3  to  the Company's Current Report on Form 8-K dated March 30,
      2001)

4.12  Form of 7.5% Note due April 15, 2031 (incorporated by reference to Exhibit
      4.3  to  the  Company's  Current  Report on Form 8-K dated March 30, 2001)

+4.13 Officers'  Certificate establishing the terms of the 6.50% Notes due 2003,
      6.75%  Notes  due  2005,  6.95%  Notes due 2008, 9.125% Notes due 2003 and
      9.50%  Notes  due  2008

+4.14 Officers'  Certificate establishing the terms of the 7.375% Notes due 2018

4.15 Indenture dated as of April 14, 1998, between R&B Falcon Corporation, as issuer, and Chase Bank of Texas, National Association, as trustee, with respect to Series A and Series B of each of $250,000,000 6 1/2% Senior Notes due 2003, $350,000,000 6 3/4% Senior Notes due 2005, $250,000,000
      6.95% Senior Notes due 2008, and $250,000,000 7 3/8% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to R&B Falcon's Registration Statement No. 333-56821 on Form S-4 dated June 15, 1998)

+4.16 First  Supplemental  Indenture  dated  as of February 14, 2002 between R&B
      Falcon  Corporation  and  The  Bank  of  New  York

+4.17 Second  Supplemental  Indenture  dated  as  of  March 13, 2002 between R&B
      Falcon  Corporation  and  The  Bank  of  New  York

4.18 Indenture dated as of December 22, 1998, between R&B Falcon Corporation, as issuer and Chase Bank of Texas, National Association, as trustee, with respect to $400,000,000 Series A and Series B 9 1/8% Senior Notes due 2003, and 9 1/2% Senior Notes due 2008 (incorporated by reference to
      Exhibit  4.21  to  R&B  Falcon's  Annual  Report  on  Form  10-K for 1998)

+4.19 First  Supplemental  Indenture  dated  as of February 14, 2002 between R&B
      Falcon  Corporation  and  The  Bank  of  New  York

4.20 Warrant Agreement, including form of Warrant, dated April 22, 1999 between R&B Falcon and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to R&B Falcon's Registration Statement No.
      333-81181  on  Form  S-3  dated  June  21,  1999)

4.21 Supplement to Warrant Agreement dated January 31, 2001 among Transocean Sedco Forex Inc., R&B Falcon Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

4.22 Registration Rights Agreement dated April 22, 1999 between R&B Falcon and American Stock Transfer & Trust Company (incorporated by reference to
      Exhibit 4.2 to R&B Falcon's Registration Statement No. 333-81181 on Form S-3 dated June 21, 1999)

4.23 Supplement to Registration Rights Agreement dated January 31, 2001 between Transocean Sedco Forex Inc. and R&B Falcon Corporation (incorporated by reference to Exhibit 4.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

4.24 Exchange and Registration Rights Agreement dated April 5, 2001 by and between the Company and Goldman, Sachs & Co., as representatives of the initial purchasers (incorporated by reference to the Company's Current Report on Form 8-K dated March 30, 2001)

4.25 Credit Agreement dated as of December 29, 2000 among the Company, the Lenders party thereto, Suntrust Bank, as Administrative Agent, ABN AMRO Bank, N.V., as Syndication Agent, Bank of America, N.A., as Documentation Agent, and Wells Fargo Bank Texas, National Association, as Senior Managing Agent (incorporated by reference to Exhibit 4.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

+4.26 364-Day Credit Agreement dated as of December 27, 2001 among the Company, the Lenders party thereto, Suntrust Bank, as Administrative Agent, ABN AMRO Bank, N.V., as Syndication Agent, Bank of America, N.A., as Documentation Agent, and Wells Fargo Bank Texas, National Association, as Senior Managing Agent

4.27 Note Agreement dated as of January 30, 2001 among Delta Towing, LLC, as Borrower, R&B Falcon Drilling USA, Inc., as RBF Noteholder and Beta Marine Services, L.L.C., as Beta Noteholder (incorporated by reference to Exhibit
      4.35  to  the  Company's  Annual  Report  on  Form 10-K for the year ended
      December  31,  2000)

4.28 Trust Indenture and Security Agreement dated as of August 12, 1999 between RBF Exploration Co., a Nevada corporation, and Chase Bank of Texas, National Association, as trustee (incorporated by reference to Exhibit
      10.6 to R&B Falcon's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

4.29 Supplemental Indenture and Amendment dated as of February 1, 2000 to the Trust Indenture and Security Agreement dated as of August 12, 1999 among RBF Exploration Co., BTM Capital Corporation and Chase Bank of Texas, National Association, as trustee (incorporated by reference to Exhibit
      10.251 to R&B Falcon's Annual Report on Form 10-K for the year ended December 31, 1999)

+4.30 Second Supplemental Indenture and Amendment dated as of June 2, 2000 among
      RBF Exploration Co., BTM Capital Corporation, Nautilus Exploration Limited, R&B Falcon Deepwater (UK) Limited and Chase Bank of Texas, National Association, as trustee

+4.31 Third Supplemental Indenture and Amendment dated as of February 20, 2001 among RBF Exploration Co., BTM Capital Corporation, RBF Nautilus Corporation, Nautilus Exploration Limited, R&B Falcon Deepwater (UK)
      Limited  and  The  Chase  Manhattan  Bank,  as  trustee

10.1 Tax Sharing Agreement between Sonat Inc. and Sonat Offshore Drilling Inc. dated June 3, 1993 (incorporated by reference to Exhibit 10-(3) to the
      Company's  Form  10-Q  for  the  quarter  ended  June  30,  1993)

*10.2 Performance  Award  and  Cash  Bonus  Plan of Sonat Offshore Drilling Inc.
      (incorporated by reference to Exhibit 10-(5) to the Company's Form 10-Q for the quarter ended June 30, 1993)

*10.3 Form  of  Sonat  Offshore  Drilling  Inc. Executive Life Insurance Program
      Split Dollar Agreement and Collateral Assignment Agreement (incorporated by reference to Exhibit 10-(9) to the Company's Form 10-K for the year ended December 31, 1993)

*10.4 Employee Stock Purchase Plan, as amended and restated effective January 1,
      2000  (incorporated  by  reference  to  Exhibit  4.4  to  the  Company's
      Registration Statement on Form S-8 (Registration No. 333-94551) filed January 12, 2000)

*10.5 First  Amendment  to the Amended and Restated Employee Stock Purchase Plan
      of Transocean Sedco Forex Inc., effective as of January 31, 2001 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

*10.6 Long-Term  Incentive  Plan  of Transocean Sedco Forex Inc., as amended and restated effective January 1, 2000 (incorporated by reference to Annex B to the Company's Proxy Statement dated April 3, 2001)

*10.7 First  Amendment  to  the Amended and Restated Long-Term Incentive Plan of
      Transocean Sedco Forex Inc., effective as of January 31, 2001 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

*10.8 Second  Amendment  to the Amended and Restated Long-Term Incentive Plan of
      Transocean Sedco Forex Inc., effective May 11, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

*10.9 Form  of  Employment  Agreement  dated  May  14,  1999  between J. Michael
      Talbert, W. Dennis Heagney, Robert L. Long, Jon C. Cole, Donald R. Ray, Eric B. Brown, Barbara S. Koucouthakis and Alan A. Broussard, individually, and the Company (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1999)

*10.10 Deferred Compensation Plan of Transocean Offshore Inc., as amended and restated effective January 1, 2000 (incorporated by reference to Exhibit
      10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

*10.11  Employment  Matters  Agreement  dated  as  of  December  13,  1999 among
      Schlumberger Limited, Sedco Forex Holdings Limited and Transocean Offshore Inc. (incorporated by reference to Exhibit 4.3 to the Company's
      Registration Statement on Form S-8 (Registration No. 333-94551) filed January 12, 2000)

*10.12  Sedco  Forex  Employees  Option  Plan  of  Transocean  Sedco  Forex Inc.
      effective December 31, 1999 (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-94569) filed January 12, 2000)

*10.13  Employment Agreement dated September 22, 2000 between J. Michael Talbert and Transocean Offshore Deepwater Drilling Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2000)

*10.14  Employment  Agreement  dated  October  3,  2000  between Jon C. Cole and
      Transocean  Offshore Deepwater Drilling Inc. (incorporated by reference to
      Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 2000)

*10.15  Employment Agreement dated September 17, 2000 between Robert L. Long and
      Transocean  Offshore Deepwater Drilling Inc. (incorporated by reference to
      Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 2000)

*10.16  Employment  Agreement dated September 26, 2000 between Donald R. Ray and
      Transocean  Offshore Deepwater Drilling Inc. (incorporated by reference to
      Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 30, 2000)

*10.17  Agreement dated October 8, 2000 between W. Dennis Heagney and Transocean
      Offshore  Deepwater  Drilling  Inc.  (incorporated by reference to Exhibit
      10.5  to the Company's Form 10-Q for the quarter ended September 30, 2000)

*10.18  Agreement  dated September 20, 2000 between Eric B. Brown and Transocean
      Offshore  Deepwater  Drilling  Inc.  (incorporated by reference to Exhibit
      10.6  to the Company's Form 10-Q for the quarter ended September 30, 2000)

*10.19  Agreement  dated  October  4,  2000  between Barbara S. Koucouthakis and
      Transocean  Offshore Deepwater Drilling Inc. (incorporated by reference to
      Exhibit 10.7 to the Company's Form 10-Q for the quarter ended September 30, 2000)

*10.20 Consulting Agreement dated January 31, 2001 between Paul B. Loyd, Jr. and
      R&B Falcon Corporation (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

+*10.21 Consulting Agreement dated December 13, 1999 between Victor E. Grijalva and Transocean Offshore Inc.

*10.22  1992  Long-Term  Incentive  Plan  of  Reading  &  Bates  Corporation
      (incorporated by reference to Exhibit B to Reading & Bates' Proxy Statement dated April 27, 1992)

*10.23  1995  Long-Term  Incentive  Plan  of  Reading  &  Bates  Corporation
      (incorporated by reference to Exhibit 99.A to Reading & Bates' Proxy Statement dated March 29, 1995)

*10.24  1995  Director  Stock  Option  Plan  of  Reading  &  Bates  Corporation
      (incorporated by reference to Exhibit 99.B to Reading & Bates' Proxy Statement dated March 29, 1995)

*10.25  1997  Long-Term  Incentive  Plan  of  Reading  &  Bates  Corporation
      (incorporated by reference to Exhibit 99.A to Reading & Bates' Proxy Statement dated March 18, 1997)

*10.26  1998  Employee  Long-Term  Incentive  Plan  of  R&B  Falcon  Corporation
      (incorporated by reference to Exhibit 99.A to R&B Falcon's Proxy Statement dated April 23, 1998)

*10.27  1998  Director  Long-Term  Incentive  Plan  of  R&B  Falcon  Corporation
      (incorporated by reference to Exhibit 99.B to R&B Falcon's Proxy Statement dated April 23, 1998)

*10.28  1999  Employee  Long-Term  Incentive  Plan  of  R&B  Falcon  Corporation
      (incorporated by reference to Exhibit 99.A to R&B Falcon's Proxy Statement dated April 13, 1999)

*10.29  1999  Director  Long-Term  Incentive  Plan  of  R&B  Falcon  Corporation
      (incorporated by reference to Exhibit 99.B to R&B Falcon's Proxy Statement dated April 13, 1999)

10.30 Memorandum of Agreement dated November 28, 1995 between Reading and Bates, Inc., a subsidiary of Reading & Bates Corporation, and Deep Sea Investors, L.L.C. (incorporated by reference to Exhibit 10.110 to Reading & Bates' Annual Report on Form 10-K for 1995)

10.31 Amended and Restated Bareboat Charter dated July 1, 1998 to Bareboat Charter M. G. Hulme, Jr. dated November 28, 1995 between Deep Sea
      Investors, L.L.C. and Reading & Bates Drilling Co., a subsidiary of Reading & Bates Corporation (incorporated by reference to Exhibit 10.177 to R&B Falcon's Annual Report on Form 10-K for the year ended December 31,
      1998)

10.32 Limited Liability Company Agreement dated October 28, 1996 between Conoco Development Company and RB Deepwater Exploration Inc. (incorporated by reference to Exhibit 10.162 to Reading & Bates' Annual Report on Form 10-K for the year ended December 31, 1996)

10.33 Amendment No. 1 dated February 7, 1997 to Limited Liability Company Agreement dated October 28, 1996 between Conoco Development Company and RB Deepwater Exploration Inc. (incorporated by reference to Exhibit 10.183 to R&B Falcon's Annual Report on Form 10-K for the year ended December 31,
      1998)

10.34 Amendment No. 2 dated April 30, 1997 to Limited Liability Company Agreement dated October 28, 1996 between Conoco Development Company and RB Deepwater Exploration Inc. (incorporated by reference to Exhibit 10.184 to R&B Falcon's Annual Report on Form 10-K for the year ended December 31,
      1998)

10.35 Amendment No. 3 dated April 24, 1998 to Limited Liability Company Agreement dated October 28, 1996 between Conoco Development Company and RB Deepwater Exploration Inc. (incorporated by reference to Exhibit 10.185 to R&B Falcon's Annual Report on Form 10-K for the year ended December 31,
      1998)

10.36 Amendment No. 4 dated August 7, 1998 to Limited Liability Company Agreement dated October 28, 1996 between Conoco Development Company and RB Deepwater Exploration Inc. (incorporated by reference to Exhibit 10.186 to R&B Falcon's Annual Report on Form 10-K for the year ended December 31,
      1998)

+10.37  Participation  Agreement  dated  as  of  July  30,  1998 among Deepwater
      Drilling L.L.C., Deepwater Investment Trust 1998-A, Wilmington Trust FSB and other Financial Institutions, as Certificate Purchasers, and RBF Deepwater Exploration Inc. and Conoco Development Company solely with respect to Sections 5.2 and 6.4

10.38 Limited Liability Company Agreement dated April 30, 1997 between Conoco Development II Inc. and RB Deepwater Exploration II Inc. (incorporated by reference to Exhibit 10.159 to R&B Falcon's Annual Report on Form 10-K for the year ended December 31, 1997)

10.39 Amendment No. 1 dated April 24, 1998 to Limited Liability Company Agreement dated April 30, 1997 between Conoco Development II Inc. and RB Deepwater Exploration II Inc. (incorporated by reference to Exhibit 10.188 to R&B Falcon's Annual Report on Form 10-K for the year ended December 31,
      1998)

10.40 Guaranty, dated as of July 30, 1998, made by R&B Falcon in favor of the Deepwater Investment Trust 1998-A, Wilmington Trust FSB, not in its individual capacity, but solely as Investment Trustee, Wilmington Trust Company, not in its individual capacity, except as specified herein, but solely as Charter Trustee, BA Leasing & Capital Corporation, as Documentation Agent, ABN Amro Bank N.V., as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, BA Leasing & Capital Corporation, ABN Amro Bank N.V., Bank Austria Aktiengesellschaft New York Branch, The Bank of Nova Scotia, Bayerische Vereinsbank AG New York Branch, Commerzbank Aktiengesellschaft, Atlanta Agency, Credit Lyonnais New York Branch, Great-West Life and Annuity Insurance Company, Mees Pierson Capital Corporation, Westdeutsche Landesbank Girozentrale, New York
      Branch,  as  Certificate  Purchasers,  and  ABN  Amro  Bank, N.V., Bank of
      America National Trust and Savings Association and The Bank of Nova Scotia, New York Branch, as Swap Counterparties, and the other parties named therein (incorporated by reference to Exhibit 10.1 to R&B Falcon's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.41 Letter  agreement  dated  as  of  August  7,  1998  between  RBF Deepwater
      Exploration  Inc.,  an  indirect  subsidiary  of  R&B  Falcon,  and Conoco
      Development Company and Acknowledgment by Conoco Inc. and R&B Falcon (incorporated by reference to Exhibit 10.2 to R&B Falcon's Quarterly
      Report  on  Form  10-Q  for  the  quarter  ended  September  30,  1998)

10.42 Letter  agreement  dated  as  of  August  7,  1998  between  RBF Deepwater
      Exploration  Inc.,  an  indirect  subsidiary  of  R&B  Falcon,  and Conoco
      Development Company and Acknowledgment by Conoco Inc. and R&B Falcon (incorporated by reference to Exhibit 10.3 to R&B Falcon's Quarterly
      Report  on  Form  10-Q  for  the  quarter  ended  September  30,  1998)

+10.43  Amended  and  Restated  Participation Agreement dated as of December 18,
      2001 among Deepwater Drilling II L.L.C., Deepwater Investment Trust 1999-A, Wilmington Trust FSB, Wilmington Trust Company and other Financial Institutions, as Certificate Purchasers, solely with respect to Sections 2.15, 9.4, 12.13(b) and 12.13(d) Transocean Sedco Forex Inc. and Conoco Inc., and solely with respect to Sections 5.2 and 6.4, RBF Deepwater Exploration II Inc. and Conoco Development II Inc.

+10.44  Appendix  1  to Amended and Restated Participation Agreement dated as of
      December  18,  2001

10.45 Agreement dated as of August 31, 1991 among Reading & Bates, Arcade Shipping AS and Sonat Offshore Drilling, Inc. (incorporated by reference to Exhibit 10.40 to Reading & Bates' Annual Report on Form 10-K for the year ended December 30, 1991)

+*10.46 Separation Agreement dated as of December 21, 2001 by and between Transocean Offshore Deepwater Drilling Inc. and W. Dennis Heagney

+21   Subsidiaries  of  the  Company

+23.1 Consent  of  Ernst  &  Young  LLP

+24   Powers  of  Attorney

-------------------------------------
*Compensatory  plan  or  arrangement.
+Filed  herewith.

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

Reports  on  Form  8-K

     The Company filed a Current Report on Form 8-K on October 29, 2001 to report the availability of drilling rig status and contract information as of October 29, 2001 and a Current Form on Form 8-K on November 30, 2001 to report the availability of drilling rig status and contract information as of November 30, 2001.

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2002.

                       TRANSOCEAN SEDCO FOREX INC.

                       By:   /s/  Gregory L. Cauthen
                          -----------------------------------------------------
                          Gregory L. Cauthen
                          Vice President, Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 25, 2002.

          Signature                                       Title
         -----------                                    ---------


              *                           Chairman of the Board of Directors
--------------------------------
     Victor  E.  Grijalva


   /s/  J.  Michael  Talbert             Chief Executive Officer and Director
--------------------------------            (Principal Executive  Officer)
     J.  Michael  Talbert


   /s/  Gregory  L.  Cauthen             Vice President, Chief Financial Officer
--------------------------------           and Treasurer (Principal  Financial
      Gregory L. Cauthen                              Officer)


   /s/  Ricardo  H.  Rosa                   Vice  President  and  Controller
--------------------------------            (Principal  Accounting  Officer)
      Ricardo  H.  Rosa


              *                                         Director
--------------------------------
      Richard  D.  Kinder


              *                                         Director
--------------------------------
     Ronald  L.  Kuehn,  Jr.


              *                                         Director
--------------------------------
      Arthur  Lindenauer


              *                                         Director
--------------------------------
      Paul  B.  Loyd,  Jr


              *                                         Director
--------------------------------
      Martin  B.  McNamara

              *                                         Director
--------------------------------
        Roberto  Monti


              *                                         Director
--------------------------------
    Richard  A.  Pattarozzi


              *                                         Director
--------------------------------
         Alain  Roger


              *                                         Director
--------------------------------
        Kristian  Siem


              *                                         Director
--------------------------------
       Ian  C.  Strachan


By:  /s/  William  E.  Turcotte
--------------------------------
     William  E.  Turcotte
     (Attorney-in-Fact)