Form 10-Q
period 2002-03-31
TRANSOCEAN SEDCO FOREX INC
filed 2002-05-13
CIK 1083269

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______.

                        COMMISSION FILE NUMBER 333-75899

                             ----------------------

                                 TRANSOCEAN INC.
             (Exact name of registrant as specified in its charter)

                             ----------------------

             CAYMAN ISLANDS                              66-0582307
     (State or other jurisdication                    (I.R.S. Employer
   of incorporation or organization)                 Identification  No.)

           4 GREENWAY PLAZA
            HOUSTON, TEXAS                                 77046
(Address of principal executive offices)                (Zip Code)

       Registrants' telephone number, including area code: (713) 232-7500

                          TRANSOCEAN SEDCO FOREX INC.
                                  (Former Name)

                             ----------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  X     No
                                                     ---       ---

     As of April 30, 2002, 319,187,965 ordinary shares, par value $0.01 per share, were outstanding.
================================================================================

                                 TRANSOCEAN INC.

                               INDEX TO FORM 10-Q

                          QUARTER ENDED MARCH 31, 2002

                                                                            Page
                                                                            ----

PART  I  -  FINANCIAL INFORMATION
---------------------------------

     ITEM  1.  Financial Statements (Unaudited)

            Condensed Consolidated  Statements of Operations
              Three Months Ended March 31, 2002 and 2001. . . . . . . . . . .  2

            Condensed Consolidated Balance Sheets
              March 31, 2002 and December 31, 2001. . . . . . . . . . . . . .  3

            Condensed Consolidated  Statements of Cash Flows
              Three Months Ended March 31, 2002 and 2001. . . . . . . . . . .  4

            Notes to Condensed Consolidated Financial Statements. . . . . . .  5

     ITEM  2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . . . . . 16

     ITEM  3.  Quantitative and Qualitative Disclosures about Market Risk . . 30

PART II  -  OTHER INFORMATION
-----------------------------

     ITEM  1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 31

     ITEM  6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 32

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

     The  condensed  consolidated  financial  statements  of  Transocean  Inc.
(formerly known as "Transocean Sedco Forex Inc.") and its consolidated subsidiaries (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                                    TRANSOCEAN INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (In millions, except per share data)
                                               (Unaudited)


                                                                           Three Months Ended March 31,
                                                                          ------------------------------
                                                                               2002             2001
                                                                          --------------  --------------
Operating Revenues                                                        $       667.9   $       550.1
--------------------------------------------------------------------------------------------------------
Costs and Expenses
  Operating and maintenance                                                       381.0           351.0
  Depreciation                                                                    125.6            99.3
  Goodwill amortization                                                               -            30.2
  General and administrative                                                       19.8            14.7
--------------------------------------------------------------------------------------------------------
                                                                                  526.4           495.2
--------------------------------------------------------------------------------------------------------
Impairment loss on Long-Lived Assets                                               (1.1)              -
Gain from Sale of Assets, net                                                       1.9            19.6
--------------------------------------------------------------------------------------------------------
Operating Income                                                                  142.3            74.5
--------------------------------------------------------------------------------------------------------
Other Income (Expense), net
  Equity in earnings of joint ventures                                              1.9             1.7
  Interest income                                                                   4.2             3.6
  Interest expense, net of amounts capitalized                                    (55.9)          (37.2)
  Other, net                                                                       (0.7)           (0.6)
--------------------------------------------------------------------------------------------------------
                                                                                  (50.5)          (32.5)
--------------------------------------------------------------------------------------------------------

Income Before Income Taxes, Minority Interest and
  Cumulative Effect of a Change in Accounting Principle                            91.8            42.0
Income Tax Expense                                                                 13.8            10.2
Minority Interest                                                                   0.7             1.3
--------------------------------------------------------------------------------------------------------

Net Income Before Cumulative Effect of a Change in Accounting Principle            77.3            30.5
Cumulative Effect of a Change in Accounting Principle                          (1,363.7)              -
--------------------------------------------------------------------------------------------------------

Net Income (Loss)                                                         $    (1,286.4)  $        30.5
========================================================================================================

Basic Earnings (Loss) Per Share
  Income Before Cumulative Effect of a Change in Accounting Principle     $        0.24   $        0.11
  Cumulative Effect of a Change in Accounting Principle                           (4.27)              -
--------------------------------------------------------------------------------------------------------
  Net Income (Loss)                                                       $       (4.03)  $        0.11
========================================================================================================

Diluted Earnings (Loss) Per Share
  Income Before Cumulative Effect of a Change in Accounting Principle     $        0.24   $        0.11
  Cumulative Effect of a Change in Accounting Principle                           (4.22)              -
--------------------------------------------------------------------------------------------------------
  Net Income (Loss)                                                       $       (3.98)  $        0.11
========================================================================================================

Weighted Average Shares Outstanding
  Basic                                                                           319.1           280.6
--------------------------------------------------------------------------------------------------------
  Diluted                                                                         323.1           285.5
--------------------------------------------------------------------------------------------------------

Dividends Paid per Share                                                  $        0.03   $        0.03
--------------------------------------------------------------------------------------------------------

                             See accompanying notes.

                                     TRANSOCEAN INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (In millions, except share data)


                                                                               March 31,      December 31,
                                                                                 2002            2001
                                                                             -------------  --------------
                                                                             (Unaudited)
                                                 ASSETS
Cash and Cash Equivalents                                                    $      588.1   $       853.4
Accounts Receivable, net of allowance for doubtful accounts
  of $32.4 and $24.2 at March 31, 2002 and December 31, 2001, respectively          684.5           675.7
Materials and Supplies, net of allowance for obsolescence of $20.1
  and $24.1 at March 31, 2002 and December 31, 2001, respectively                   167.3           158.8
Deferred Income Taxes                                                                22.2            21.0
Other Current Assets                                                                 48.0            27.9
----------------------------------------------------------------------------------------------------------
  Total Current Assets                                                            1,510.1         1,736.8
----------------------------------------------------------------------------------------------------------

Property and Equipment                                                           10,058.0        10,081.4
Less Accumulated Depreciation                                                     1,817.2         1,713.3
----------------------------------------------------------------------------------------------------------
  Property and Equipment, net                                                     8,240.8         8,368.1
----------------------------------------------------------------------------------------------------------

Goodwill, net                                                                     5,103.0         6,466.7
Investments in and Advances to Joint Ventures                                       116.0           107.1
Other Assets                                                                        334.5           341.1
----------------------------------------------------------------------------------------------------------
  Total Assets                                                               $   15,304.4   $    17,019.8
==========================================================================================================

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable                                                             $      155.0   $       188.4
Accrued Income Taxes                                                                203.9           188.2
Debt Due Within One Year                                                            151.8           484.4
Other Current Liabilities                                                           297.3           283.4
----------------------------------------------------------------------------------------------------------
  Total Current Liabilities                                                         808.0         1,144.4
----------------------------------------------------------------------------------------------------------

Long-Term Debt                                                                    4,444.9         4,539.4
Deferred Income Taxes                                                               295.0           317.1
Other Long-Term Liabilities                                                         129.8           108.6
----------------------------------------------------------------------------------------------------------
  Total Long-Term Liabilities                                                     4,869.7         4,965.1
----------------------------------------------------------------------------------------------------------

Commitments and Contingencies
Preference Shares, $0.10 par value; 50,000,000 shares authorized,
  none issued and outstanding                                                           -               -
Ordinary Shares, $0.01 par value; 800,000,000 shares authorized,
  319,140,615 and 318,816,035 shares issued and outstanding at
  March 31, 2002 and December 31, 2001, respectively                                  3.2             3.2
Additional Paid-in Capital                                                       10,621.0        10,611.7
Accumulated Other Comprehensive Income                                                0.8            (2.3)

Retained Earnings (Deficit)                                                        (998.3)          297.7
----------------------------------------------------------------------------------------------------------
  Total Shareholders' Equity                                                      9,626.7        10,910.3
----------------------------------------------------------------------------------------------------------
  Total Liabilities and Shareholders' Equity                                 $   15,304.4   $    17,019.8
==========================================================================================================

                             See accompanying notes.

                                         TRANSOCEAN INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In millions)
                                                    (Unaudited)


                                                                                     Three Months Ended March 31,
                                                                                    ------------------------------
                                                                                         2002            2001
                                                                                    --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                 $    (1,286.4)  $        30.5
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities
      Depreciation                                                                          125.6            99.3
      Goodwill amortization                                                                     -            30.2
      Cumulative effect of a change in accounting principle - goodwill impairment         1,363.7               -
      Deferred income taxes                                                                 (23.3)           (7.2)
      Equity in earnings of joint ventures                                                   (1.9)           (1.7)
      Net gain from disposal of assets                                                          -           (19.5)
      Impairment on long-lived assets                                                         1.1               -
      Loss on sale of securities                                                                -             0.8
      Amortization of debt-related discounts/premiums, fair value
        adjustments and issue costs, net                                                      1.3            (4.9)
      Deferred income, net                                                                   (5.4)          (19.6)
      Deferred expenses, net                                                                  7.4           (11.3)
      Other, net                                                                              5.2            11.2
      Changes in operating assets and liabilities, net of effects from the
        R&B Falcon merger
          Accounts receivable                                                                (8.9)          (26.9)
          Accounts payable and other current liabilities                                     (4.6)          (32.9)
          Income taxes receivable/payable, net                                               15.8            12.3
          Other current assets                                                              (27.6)          (14.6)
------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                   162.0            45.7
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                      (47.7)         (255.8)
  Proceeds from disposal of assets, net                                                      43.4             4.7
  Merger costs paid                                                                             -           (24.6)
  Cash acquired in merger, net of cash paid                                                     -           264.7
  Joint ventures and other investments, net                                                  (3.6)            1.6
------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                        (7.9)           (9.4)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit agreements                                                   -           180.9
Net borrowings (repayments) under commercial paper program                                 (326.4)           15.0
Repayments on debt obligations                                                              (85.0)          (12.9)
Net proceeds from issuance of ordinary shares under
  stock-based compensation plans                                                              9.1            11.5
Proceeds from issuance of ordinary shares upon exercise of warrants                             -             8.3
Dividends paid                                                                               (9.6)           (9.5)
Financing costs                                                                              (8.2)              -
Other, net                                                                                    0.7             1.5
------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                                        (419.4)          194.8
------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                       (265.3)          231.1
------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Period                                            853.4            34.5
------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                          $       588.1   $       265.6
==================================================================================================================

                             See accompanying notes.

                        TRANSOCEAN INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - PRINCIPLES OF CONSOLIDATION

     Transocean Inc. (formerly known as "Transocean Sedco Forex Inc.", together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company") is a leading international provider of offshore and inland marine contract drilling services for oil and gas wells. As of March 31, 2002, the Company owned, had partial ownership interests in or managed more than 150 mobile offshore and barge drilling units. The Company contracts its drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells.

     On January 31, 2001, the Company completed a merger transaction (the "R&B Falcon merger") with R&B Falcon Corporation ("R&B Falcon"). As a result of the merger, R&B Falcon became an indirect wholly owned subsidiary of the Company. The merger was accounted for as a purchase with the Company as the accounting acquiror. The condensed consolidated statements of operations and cash flows for the three months ended March 31, 2001 include two months of operating results and cash flows for R&B Falcon.

     Intercompany transactions and accounts have been eliminated. The equity method of accounting is used for investments in joint ventures owned 50 percent or less and for investments in joint ventures owned more than 50 percent where the Company does not have significant influence or control over the day-to-day operations of the joint venture.

NOTE 2 - GENERAL

     BASIS OF CONSOLIDATION - The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or for any future period. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S.") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, materials and supplies obsolescence, investments, intangible assets and goodwill, income taxes, financing operations, workers' insurance, pensions and other post-retirement and employment benefits and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from such estimates.

     SUPPLEMENTARY CASH FLOW INFORMATION - Cash payments for interest and income taxes, net, were $48.4 million and $21.3 million, respectively, for the three months ended March 31, 2002 and $69.4 million and $4.9 million, respectively, for the three months ended March 31, 2001.

     GOODWILL - Prior to the implementation of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets (see "-New Accounting Pronouncements"), the excess of the purchase price over the estimated fair value of net assets acquired was accounted for as goodwill and was amortized on a straight-line basis over 40 years. The amortization period was based on the nature of the offshore drilling industry, long-lived drilling equipment and the long-standing relationships with core customers.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


     During the first quarter of 2002, the Company performed the initial test of impairment of goodwill on its two reporting units, "Gulf of Mexico Shallow and Inland Water" and "International and U.S. Floater Contract Drilling Services." The test was applied utilizing the fair value of the reporting units as of January 1, 2002 as determined based on a combination of each reporting unit's discounted cash flows and publicly traded company multiples and acquisition multiples of comparable businesses. Because of continued deterioration in the Gulf of Mexico Shallow and Inland Water business segment since the completion of the R&B Falcon merger, a $1,363.7 million impairment of goodwill was recognized as a cumulative effect of a change in accounting principle in the quarter ended March 31, 2002. There was no goodwill impairment for the International and U.S. Floater Contract Drilling Services reporting unit. The Company's goodwill balance, after giving effect to the goodwill write down, is $5.1 billion as of March 31, 2002.

     The changes in the carrying amount of goodwill as of March 31, 2002, are as follows (in millions):

                                                              International
                                                                 and U.S.        Gulf of
                                                                 Floater          Mexico
                                                                 Contract      Shallow and
                                                                 Drilling         Inland
                                                                 Services         Water
                                                              --------------  --------------
     Balance at January 1, 2002                               $      4,721.1  $      1,745.6
     Loss on Impairment                                                    -         1,363.7
                                                              --------------  --------------
     Balance as of March 31, 2002                             $      4,721.1  $        381.9
                                                              ==============  ==============


     Net income and earnings per share for the three months ended March 31, 2002 and 2001 adjusted for goodwill amortization are as follows (in millions):


                                                                     Three Months Ended
                                                                         March 31,
                                                              ------------------------------
                                                                    2002            2001
                                                              --------------  --------------
     Reported net income before goodwill impairment           $         77.3  $         30.5
     Add back: Goodwill amortization                                       -            30.2
                                                              --------------  --------------
     Adjusted net income                                      $         77.3  $         60.7
                                                              ==============  ==============

     Basic earnings per share:
       Reported net income before goodwill impairment         $         0.24  $         0.11
       Goodwill amortization                                               -            0.11
                                                              --------------  --------------
       Adjusted net income                                    $         0.24  $         0.22
                                                              ==============  ==============

     Diluted earnings per share:
       Reported net income before goodwill impairment         $         0.24  $         0.11
       Goodwill amortization                                               -            0.10
                                                              --------------  --------------
       Adjusted net income                                    $         0.24  $         0.21
                                                              ==============  ==============

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


     IMPAIRMENT OF LONG-LIVED ASSETS - The carrying value of long-lived assets, principally property and equipment, is reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For property and equipment held for use, the determination of recoverability is made based upon the estimated undiscounted future net cash flows of the related asset. Property and equipment held for sale are recorded at the lower of net book value or net realizable value. See "- New Accounting Pronouncements."

     CAPITALIZED INTEREST - Interest costs for the construction and upgrade of qualifying assets are capitalized. The Company recorded $21.1 million in capitalized interest costs on construction work in progress for the three months ended March 31, 2001. No capitalized interest cost was recorded for the three months ended March 31, 2002.

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

     COMPREHENSIVE INCOME - The components of total comprehensive income for the three months ended March 31, 2002 and 2001, respectively, are as follows (in millions):

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                           ------------------------------
                                                                                                2002           2001
                                                                                           --------------  --------------
Net income (loss)                                                                          $    (1,286.4)  $        30.5
Gain on terminated interest rate swaps                                                                 -             4.1
Amortization of gain on terminated interest rate swaps                                              (0.1)              -
Change in unrealized loss on cash flow hedges                                                          -            (1.4)
Change in unrealized loss on securities available for sale                                           0.1            (1.1)
Change in share of unrealized loss in unconsolidated joint venture's interest rate swaps             3.1               -
                                                                                           --------------  --------------
     Total comprehensive income (loss)                                                     $    (1,283.3)  $        32.1
                                                                                           ==============  ==============

     The components of accumulated other comprehensive income as of March 31, 2002 and December 31, 2001 are as follows (in millions):

                                                                                              March 31,     December 31,
                                                                                                2002           2001
                                                                                           --------------  --------------
Gain on terminated interest rate swaps                                                     $         3.8   $         3.9
Unrealized loss on securities available for sale                                                    (0.5)           (0.6)
Share of unrealized loss in unconsolidated joint venture's interest rate swaps                      (2.5)           (5.6)
                                                                                           --------------  --------------
     Accumulated other comprehensive income                                                $         0.8   $        (2.3)
                                                                                           ==============  ==============

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


     SEGMENTS - The Company's operations are aggregated into two reportable segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. The Company provides services with different types of drilling equipment in several geographic regions. The location of the Company's operating assets and the allocation of resources to build or upgrade drilling units is determined by the activities and needs of customers. See Note 7.

     INTERIM FINANCIAL INFORMATION - The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of results of operations for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified.

     NEW  ACCOUNTING  PRONOUNCEMENTS  -  In July 2001, the FASB issued SFAS 142,
Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") 142 effective January 1, 2002. In conjunction with the adoption of this statement, the Company has discontinued the amortization of goodwill. Application of the non-amortization provisions of SFAS 142 for goodwill is expected to result in an increase in operating income of approximately $155 million in 2002. See "-Goodwill."

     In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of long-lived asset impairment and for the measurement of long-lived assets to be disposed of by sale and the basic requirements of Accounting Principles Board Opinion ("APB") 30. In addition to these fundamental provisions, SFAS 144 provides guidance for determining whether long-lived assets should be tested for impairment and specific criteria for classifying assets to be disposed of as held for sale. The statement is effective for fiscal years beginning after December 15, 2001. The Company adopted the statement as of January 1, 2002. The adoption of this statement had no material effect on the Company's consolidated financial position or results of operations.

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the requirement under SFAS 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of related income tax effect. This statement also amends SFAS 13 to require that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishment that do not meet the criteria for extraordinary item in Accounting Principles Board Opinion ("APB") 30. The statement is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company will adopt SFAS 145 effective January 1, 2003. Management does not expect adoption of this statement to have a material effect on the Company's consolidated financial position or results of operations.

     RECLASSIFICATIONS - Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


NOTE 3 - BUSINESS COMBINATION

     On January 31, 2001, the Company completed a merger transaction with R&B Falcon, in which an indirect wholly owned subsidiary of the Company merged with and into R&B Falcon. As a result of the merger, R&B Falcon common shareholders received 0.5 newly issued ordinary shares of the Company for each R&B Falcon share. The Company issued approximately 106 million ordinary shares in exchange for the issued and outstanding shares of R&B Falcon and assumed warrants and options exercisable for approximately 13 million ordinary shares. The ordinary shares issued in exchange for the issued and outstanding shares of R&B Falcon constituted approximately 33 percent of the Company's outstanding ordinary shares after the merger.

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

     The purchase price included, at estimated fair value at January 31, 2001, current assets of $672 million, drilling and other property and equipment of $4,010 million, other assets of $160 million and the assumption of current liabilities of $338 million, other net long-term liabilities of $242 million and long-term debt of $3,206 million. The excess of the purchase price over the estimated fair value of net assets acquired was $5,630 million, which was accounted for as goodwill and is reviewed annually in accordance with SFAS 142. See Note 2.

     In conjunction with the R&B Falcon merger, the Company established a liability of $16.5 million for the estimated severance-related costs associated with the involuntary termination of 569 R&B Falcon employees pursuant to management's plan to consolidate operations and administrative functions post-merger. Included in the 569 planned involuntary terminations were 387 employees engaged in the Company's land drilling business in Venezuela. The Company has suspended active marketing efforts to divest this business and, as a result, the estimated liability was reduced by $4.3 million in the third quarter of 2001 with an offset to goodwill. Through March 31, 2002, approximately $12.0 million in severance-related costs have been paid to 182 employees whose positions were eliminated as a result of this plan.

     Unaudited pro forma combined operating results of the Company and R&B Falcon assuming the merger was completed as of January 1, 2001 are summarized as follows (in millions, except per share data):

                                       Three Months Ended
                                         March 31, 2001
                                       ------------------

Operating revenues                         $  676.0
Operating income                               74.0
Net income from continuing operations          16.2
Basic and diluted earnings per share       $   0.05

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

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


NOTE 4 - DEBT

     Debt, net of unamortized discounts, premiums and fair value adjustments, is comprised of the following (in millions):

                                                                      March ,31,   December 31
                                                                        2002           2001
                                                                    -------------  ------------
Commercial Paper                                                    $           -  $      326.4
6.5% Senior Notes, due April 2003                                           240.3         240.5
9.125% Senior Notes, due December 2003                                       91.3          92.0
Term Loan Agreement - Final Maturity December 2004                          375.0         400.0
7.31% Nautilus Class A1 Amortizing Notes - Final Maturity May 2005          133.6         142.9
9.41% Nautilus Class A2 Notes, due May 2005                                  52.3          52.4
6.75% Senior Notes, due April 2005                                          350.5         354.6
Secured Rig Financing                                                           -          50.6
6.95% Senior Notes, due April 2008                                          248.3         252.3
9.5% Senior Notes, due December 2008                                        340.9         348.1
6.625% Notes, due April 2011                                                708.4         711.7
7.375% Senior Notes, due April 2018                                         250.5         250.5
Zero Coupon Convertible Debentures, due May 2020                            515.9         512.2
1.5% Convertible Debentures, due May 2021                                   400.0         400.0
8% Debentures, due April 2027                                               198.0         197.9
7.45% Notes, due April 2027                                                  94.4          94.4
7.5% Notes, due April 2031                                                  597.3         597.3
                                                                    -------------  ------------
   Total Debt                                                             4,596.7       5,023.8
   Less Debt Due Within One Year                                            151.8         484.4
                                                                    -------------  ------------
   Total Long-Term Debt                                             $     4,444.9  $    4,539.4
                                                                    =============  ============

     The scheduled maturity of the face value of the Company's debt is as follows (in millions):

                                                  Twelve
                                                  Months
                                                  Ending
                                                 March 31,
                                                ----------
                              2003              $    151.8
                              2004                   518.9
                              2005                   158.0
                              2006                   407.9
                              2007                       -
                              Thereafter           3,665.0
                                                ----------
                                  Total         $  4,901.6
                                                ==========


     Commercial Paper Program - The Company's Revolving Credit Agreements, a $550.0 million five-year revolving credit agreement dated December 29, 2000 and a $250.0 million 364-day revolving credit agreement dated December 27, 2001, provide liquidity for commercial paper borrowings. At March 31, 2002, no amounts were outstanding under the Commercial Paper Program.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


     Term Loan Agreement - The Company is a party to an amortizing unsecured five-year term loan agreement dated as of December 16, 1999. Amounts outstanding under the Term Loan Agreement bear interest at the Company's option, at a base rate or LIBOR plus a margin (0.70 percent per annum at March 31, 2002) that varies depending on the Company's senior unsecured public debt rating. The debt began to amortize in March 2002, at a rate of $25.0 million per quarter in 2002. In 2003 and 2004, the debt amortizes at a rate of $37.5 million per quarter. As of March 31, 2002, $375.0 million was outstanding under this agreement.

     Exchange Offer - In March 2002, the Company completed exchange offers and consent solicitations for the 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% notes of R&B Falcon. As a result of these exchange offers and consent solicitations, approximately $234.5 million, $342.3 million, $247.8 million $246.5 million, $76.9 million, and $289.8 million principal amount of the outstanding 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% notes, respectively, of R&B Falcon were exchanged for newly issued 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% notes of the Company having the same principal amount, interest rate, redemption terms and payment and maturity dates (and accruing interest from the last date for which interest had been paid on the R&B Falcon notes). Because the holders of a majority in principal amount of each of these series of notes consented to the proposed amendments to the applicable indenture pursuant to which the notes were issued, some covenants, restrictions and events of default were eliminated from the indentures with respect to these series of notes. The notes not exchanged remain the obligation of R&B Falcon and are combined with the notes of the corresponding series issued by the Company in the above table. In connection with the exchange offers, an aggregate of $8.3 million in consent payments were made by R&B Falcon to holders of R&B Falcon notes whose notes were tendered (and not validly withdrawn) within the required time period and accepted for exchange. The consent payments will be amortized as an increase to interest expense over the remaining term of the respective notes using the interest method. As a result of this amortization, interest expense for 2002 is expected to increase approximately $1.3 million.

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

NOTE 5 - OTHER CURRENT LIABILITIES

     Other current liabilities are comprised of the following (in millions):

                                         March 31,     December 31,
                                           2002           2001
                                       -------------  -------------

Accrued Payroll and Employee Benefits  $       107.2  $       134.2
Accrued Interest                                84.6           38.8
Contract Disputes and Legal Claims              42.6           47.5
Accrued Taxes, Other than Income                21.7           26.6
Deferred Revenue                                17.9           18.2
Other                                           23.3           18.1
                                       -------------  -------------
                                       $       297.3  $       283.4
                                       =============  =============

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


NOTE 6 - INTEREST RATE SWAPS

     In February 2002, the Company entered into interest rate swap agreements with a group of banks in the aggregate notional amount of $900.0 million relating to the Company's $350.0 million aggregate principal amount of 6.75% Senior Notes due April 2005, $250 million aggregate principal amount of 6.95%
Senior Notes due April 2008 and $300.0 million aggregate principal amount of 9.5% Senior Notes due December 2008. The objective of each transaction is to protect the debt against changes in fair value due to changes in the benchmark interest rate. Under each interest rate swap, the Company receives the fixed rate equal to the coupon of the hedged item and pays the floating rate (LIBOR) plus a margin of 246 basis points, 171 basis points and 413 basis points, respectively, which are designated as the respective benchmark interest rates, on each of the interest payment dates until maturity of the respective notes. The hedges are considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rates over their term. As a result, the shortcut method applies and there is no need to periodically reassess the effectiveness of the hedges during the term of the swaps.

     At March 31, 2002, the market value of the Company's outstanding interest rate swaps was a net liability of $1.4 million.

     Deepwater Drilling LLC, an unconsolidated subsidiary in which the Company has a 50% ownership interest, has entered into interest rate swaps with aggregate market values netting to a liability of $6.1 million at March 31, 2002. The Company's interest in these swaps was included in accumulated other comprehensive income with a corresponding reduction to investments in and advances to joint ventures.

NOTE 7 - SEGMENTS

     The Company's operations are aggregated into two reportable segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. The International and U.S. Floater Contract Drilling Services segment consists of high-specification floaters, other floaters, non-U.S. jackups, other mobile offshore drilling units and other assets used in support of offshore drilling activities and offshore support services. The Gulf of Mexico Shallow and Inland Water segment consists of jackup and submersible drilling rigs and inland drilling barges located in the U. S. Gulf of Mexico and Trinidad, as well as land drilling units located in Venezuela. The Company provides services with different types of drilling equipment in several geographic regions. The location of the Company's rigs and the allocation of resources to build or upgrade rigs is determined by the activities and needs of customers.

     Effective January 1, 2002, the Company changed the composition of its reportable segments with the move of the responsibility for its Venezuela land drilling operations to the Gulf of Mexico Shallow and Inland Water segment. Prior periods have been restated to reflect the change.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


     Operating revenues and income before income taxes and minority interest by segment are as follows (in millions):

                                                                          Three Months Ended
                                                                               March 31,
                                                                     ----------------------------
                                                                          2002           2001
                                                                     --------------  ------------
Operating Revenues
   International and U.S. Floater Contract Drilling Services         $       623.2   $     466.6
   Gulf of Mexico Shallow and Inland Water                                    44.7          89.4
   Elimination of intersegment revenues                                          -          (5.9)
                                                                     --------------  ------------
       Total Operating Revenues                                      $       667.9   $     550.1
                                                                     --------------  ------------

Income before Income Taxes, Minority Interest and Cumulative
  Effect of a Change in Accounting Principle
   International and U.S. Floater Contract Drilling Services         $       192.8   $      76.0
   Gulf of Mexico Shallow and Inland Water                                   (30.7)         13.2
                                                                     --------------  ------------
                                                                             162.1          89.2
   Unallocated general and administrative expense                            (19.8)        (14.7)
   Unallocated other income (expense)                                        (50.5)        (32.5)
                                                                     --------------  ------------
       Total Income before Income Taxes, Minority Interest
         and Cumulative Effect of a Change in Accounting Principle   $        91.8   $      42.0
                                                                     ==============  ============

  Total assets by segment are as follows (in millions):
                                                                        March 31,    December 31,
                                                                          2002          2001
                                                                     --------------  ------------
   International and U.S. Floater Contract Drilling Services         $    13,886.9   $  14,181.8
   Gulf of Mexico Shallow and Inland Water                                 1,366.1       2,779.8
   Unallocated Corporate                                                      51.4          58.2
                                                                     --------------  ------------
       Total Assets                                                  $    15,304.4   $  17,019.8
                                                                     ==============  ============

NOTE 8 - ASSET DISPOSITIONS AND IMPAIRMENT LOSS

     In March 2002, the Company sold two semisubmersible rigs, the Transocean 96 and Transocean 97, for net proceeds of $30.7 million, resulting in an after-tax gain of $1.3 million.

     During the quarter ended March 31, 2002, the Company sold certain other non-strategic assets acquired in the R&B Falcon merger and certain other assets held for sale for net proceeds of approximately $12.7 million.

     In February 2001, Sea Wolf Drilling Limited ("Sea Wolf"), a joint venture in which the Company holds a 25 percent interest, sold two semisubmersible rigs, the Drill Star and Sedco Explorer, to Pride International, Inc. In the first quarter of 2001, the Company recognized accelerated amortization of the deferred gain related to the Sedco Explorer of $18.5 million ($0.06 per diluted share), which is included in gain from sale of assets. The Company continued to operate the Drill Star, which has been renamed the Pride North Atlantic, under a bareboat charter agreement until October 2001, at which time the rig was returned to its owner. The amortization of the Drill Star's deferred gain was accelerated and produced incremental gains in the quarter ended March 31, 2001 of $9.0 million ($0.03 per diluted share), which is included as a reduction of operating and maintenance expense.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


     During the quarter ended March 31, 2002, the Company recorded a non-cash impairment charge in the Gulf of Mexico Shallow and Inland Water segment of $1.1 million. The impairment, relating to an asset held for sale, resulted from deterioration in current market conditions. The impairment was determined and measured based on an offer from a potential buyer.

NOTE 9 - EARNINGS PER SHARE

     The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in millions, except per share data):

                                                                            Three Months Ended
                                                                                  March 31,
                                                                         -------------------------
                                                                             2002          2001
                                                                         ------------  -----------
Income Before Cumulative Effect of a Change in Accounting Principle      $      77.3   $      30.5
Cumulative Effect of a Change in Accounting Principle                       (1,363.7)            -
                                                                         ------------  -----------
Net Income (Loss)                                                        $  (1,286.4)  $      30.5
                                                                         ============  ===========
Weighted-Average Shares Outstanding
   Shares for basic earnings per share                                         319.1         280.6
   Effect of dilutive securities:
      Employee stock options and unvested stock grants                           2.3           3.0
      Warrants to purchase ordinary shares                                       1.7           1.9
                                                                         ------------  -----------
Adjusted weighted-average shares and assumed conversions for
   diluted earnings per share                                                  323.1         285.5
                                                                         ============  ===========

Basic Earnings (Loss) Per Share
   Income Before Cumulative Effect of a Change in Accounting Principle   $      0.24   $      0.11
   Cumulative Effect of a Change in Accounting Principle                       (4.27)            -
                                                                         ------------  -----------
   Net Income (Loss)                                                     $     (4.03)  $      0.11
                                                                         ============  ===========

Diluted Earnings (Loss) Per Share
   Income Before Cumulative Effect of a Change in Accounting Principle   $      0.24   $      0.11
   Cumulative Effect of a Change in Accounting Principle                       (4.22)            -
                                                                         ------------  -----------
   Net Income (Loss)                                                     $     (3.98)  $      0.11
                                                                         ============  ===========

     Ordinary shares subject to issuance pursuant to the conversion features of the Company's convertible debentures are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share because the effect of including those shares is anti-dilutive.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


NOTE 10 - CONTINGENCIES

     Legal Proceedings - In November 1988, a lawsuit was filed in the U.S. District Court for the Southern District of West Virginia against Reading & Bates Coal Co., a wholly owned subsidiary of R&B Falcon, by SCW Associates, Inc. claiming breach of an alleged agreement to purchase the stock of Belva Coal Company, a wholly owned subsidiary of Reading & Bates Coal Co. with coal properties in West Virginia. When those coal properties were sold in July 1989 as part of the disposition of R&B Falcon's coal operations, the purchasing joint venture indemnified Reading & Bates Coal Co. and R&B Falcon against any liability Reading & Bates Coal Co. might incur as a result of this litigation. A judgment for the plaintiff of $32,000 entered in February 1991 was satisfied and Reading & Bates Coal Co. was indemnified by the purchasing joint venture. On October 31, 1990, SCW Associates, Inc., the plaintiff in the above-referenced action, filed a separate ancillary action in the Circuit Court, Kanawha County, West Virginia against R&B Falcon, Caymen Coal, Inc. (the former owner of R&B Falcon's West Virginia coal properties), as well as the joint venture, Mr. William B. Sturgill (the former President of Reading & Bates Coal Co.) personally, three other companies in which the Company believes Mr. Sturgill holds an equity interest, two employees of the joint venture, First National Bank of Chicago and First Capital Corporation. The lawsuit seeks to recover compensatory damages of $50 million and punitive damages of $50 million for alleged tortuous interference with the contractual rights of the plaintiff and to impose a constructive trust on the proceeds of the use and/or sale of the assets of Caymen Coal, Inc. as they existed on October 15, 1988. Currently, discovery is proceeding. The Company intends to defend its interests vigorously and believes that the damages alleged by the plaintiff in this action are highly exaggerated. In any event, the Company believes that it has valid defenses and does not expect that the ultimate outcome of this case will have a material adverse effect on its business or consolidated financial position.

     The Company has certain other actions or claims pending that have been previously discussed and reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the Company's other reports filed with the Securities and Exchange Commission. There have been no material developments in these previously reported matters. The Company and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of the Company's business. The Company does not believe that ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on its business or consolidated financial position.

Letters of Credit and Surety Bonds - The Company had letters of credit outstanding at March 31, 2002 totaling $63.6 million. These letters of credit outstanding guarantee various contract bidding and insurance activities. In January 2002, the Company terminated its $70.0 million letter of credit facility secured by mortgages on five drilling units, the J.W. McLean, J.T. Angel, Randolph Yost, D.R. Stewart and George H. Galloway.

     As is customary in the contract drilling business, we also have various surety bonds totaling $140.9 million in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

OVERVIEW

     Transocean Inc. (formerly known as "Transocean Sedco Forex Inc.", together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company," "Transocean," "we," "us" or "our") is a leading international provider of offshore and inland marine contract drilling services for oil and gas wells. As of April 30, 2002, we owned, had partial ownership interests in or managed more than 150 mobile offshore and barge drilling units. As of this date, our active fleet of core assets consisted of 31 high-specification drillships and semisubmersibles ("floaters"), 29 other floaters, 54 jackup rigs, 35 drilling barges, four tenders and three submersible drilling rigs. In addition, the fleet included non-core assets consisting of two platform drilling rigs, a mobile offshore production unit, and 10 land drilling rigs in Venezuela. We contract our drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. We also provide additional services, including management of third-party well service activities.

     On January 31, 2001, we completed a merger transaction with R&B Falcon Corporation ("R&B Falcon"). At the time of the merger, R&B Falcon owned, had partial ownership interests in, operated or had under construction more than 100 mobile offshore drilling units and other units utilized in the support of offshore drilling activities. As a result of the merger, R&B Falcon became our indirect wholly owned subsidiary. The merger was accounted for as a purchase and we were the accounting acquiror. The condensed consolidated statements of operations and cash flows for the three months ended March 31, 2001 include two months of operating results and cash flows for R&B Falcon.

     On May 9, 2002, we changed our name from Transocean Sedco Forex Inc. to Transocean Inc.

     On May 9, 2002, our Board of Directors voted to discontinue the payment of a cash dividend after the cash dividend payable on June 13, 2002 to shareholders of a record on May 30, 2002.

     Our operations are aggregated into two reportable segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. The International and U.S. Floater Contract Drilling Services segment consists of high-specification floaters, other floaters, non-U.S. jackups, other mobile offshore drilling units and other assets used in support of offshore drilling activities and offshore support services. The Gulf of Mexico Shallow and Inland Water segment consists of jackup and submersible drilling rigs and inland drilling barges located in the U. S. Gulf of Mexico and Trinidad, as well as land drilling units located in Venezuela. We provide services with different types of drilling equipment in several geographic regions. The location of our rigs and the allocation of resources to build or upgrade rigs is determined by the activities and needs of our customers.

     Effective January 1, 2002, we changed the composition of our reportable segments with the move of the responsibility for our Venezuela land drilling operations to the Gulf of Mexico Shallow and Inland Water segment. Prior periods have been restated to reflect the change.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, materials and supplies obsolescence, investments, intangible assets and goodwill, income taxes, financing operations, workers' insurance, pensions and other post-retirement and employment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     Goodwill impairment - Effective January 1, 2002, we adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangibles. As a result of this statement, we no longer amortize goodwill but will perform an annual test of impairment. Because our business is cyclical in nature, goodwill could be significantly impaired depending on when in the business cycle the assessment is performed.

     During the first quarter of 2002, we performed the initial test of impairment of goodwill on our two reporting units, "Gulf of Mexico Shallow and Inland Water" and "International and U.S. Floater Contract Drilling Services." The test, applied utilizing the fair value of the reporting units as of January 1, 2002, as determined based on a combination of each reporting unit's discounted was cash flows and publicly traded company multiples and acquisition multiples of comparable businesses. Because of continued deterioration in the Gulf of Mexico Shallow and Inland Water business segment since the completion of the R&B Falcon merger, a $1,363.7 million impairment of goodwill was recognized as a cumulative effect of a change in accounting principle in the quarter ended March 31, 2002. There was no goodwill impairment for the International and U.S. Floater Contract Drilling Services reporting unit. Our goodwill balance, after giving effect to the goodwill write down, is $5.1 billion as of March 31, 2002. See Note 2 to our condensed consolidated financial statements.

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

OPERATING  RESULTS

                                                                Three Months Ended
                                                                     March 31,
                                                                ------------------
                                                                                                   %
                                                                  2002      2001      Change     Change
                                                                --------  --------  ----------  ---------
                                                                      (In millions, except % change)
OPERATING REVENUES
  International and U.S. Floater Contract Drilling Services     $  623.2  $  466.6  $   156.6      33.6 %
  Gulf of Mexico Shallow and Inland Water                           44.7      83.5      (38.8)    (46.5)%
                                                                --------  --------  ----------  ---------
                                                                $  667.9  $  550.1  $   117.8      21.4 %
                                                                ========  ========  ==========  =========

     The increase in International and U.S. Floater Contract Drilling Services operating revenues resulted primarily from an increase in R&B Falcon operations of $80.4 million representing a full quarter of revenues in 2002 compared to two months of operations in 2001 and $39.5 million in revenues from four newbuild drilling units placed into service subsequent to March 31, 2001. Operating revenues relating to historical Transocean core assets totaled $374.5 million for the quarter ended March 31, 2002, representing a $68.7 million, or 22 percent, increase over the comparable 2001 period. Average dayrates and utilization for core assets increased from $75,800 for the quarter ended March 31, 2001 to $91,000 for the quarter ended March 31, 2002 and from 73 percent for the quarter ended March 31, 2001 to 82 percent for the quarter ended March 31, 2002, respectively. Revenues from non-core assets increased $8.0 million for the quarter ended March 31, 2002 from the same period in 2001, respectively. These increases were partly offset by a decrease in turnkey drilling revenues of $35.5 million due to the winding up of our turnkey drilling business in 2001.

     Although the Gulf of Mexico Shallow and Inland Water operating revenues represent a full quarter of operations in 2002 compared to two months of operations in 2001, revenues decreased mainly due to the further weakening of the Gulf of Mexico shallow and inland water market segment, a decline that began in mid-2001.

                                                              Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                                                                %
                                                                2002      2001     Change     Change
                                                             ---------  --------  ---------  ---------
                                                                    (In millions, except % change)
OPERATING AND MAINTENANCE
  International and U.S. Floater Contract Drilling Services   $  328.7  $  301.2  $    27.5       9.1%
  Gulf of Mexico Shallow and Inland Water                         52.3      49.8        2.5       5.0%
                                                             ---------  --------  ---------  ---------
                                                             $   381.0  $  351.0  $    30.0       8.5%
                                                             =========  ========  =========  =========

     The increase in International and U.S. Floater Contract Drilling Services operating expenses was primarily a result of only two months of R&B Falcon operations for the quarter ended March 31, 2001, compared to a full quarter of activity for the same period in 2002, the activation of four newbuild drilling units placed into service subsequent to the first quarter of 2001 and amortization of the Drill Star's deferred gain, which was accelerated and produced incremental gains in the quarter ended March 31, 2001 of $9.0 million ($0.03 per diluted share) with no comparable activity in the quarter ended March 31, 2002.

     The increase in Gulf of Mexico Shallow and Inland Water operating expenses was primarily a result of only two months of operations for the quarter ended March 31, 2001, compared to a full quarter of activity for the same period in 2002, partially offset by lower costs in 2002 resulting from stacking idle rigs, reducing employee count and postponing maintenance projects.

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                                                %
                                                                2002      2001      Change    Change
                                                              --------  --------  ---------  ---------
                                                                    (In millions, except % change)
DEPRECIATION
  International and U.S. Floater Contract Drilling Services   $  102.3  $   79.4  $    22.9      28.8%
  Gulf of Mexico Shallow and Inland Water                         23.3      19.9        3.4      17.1%
                                                              --------  --------  ---------  ---------
                                                              $  125.6  $   99.3  $    26.3      26.5%
                                                              ========  ========  =========  =========

     International and U.S. Floater Contract Drilling Services depreciation expense increased primarily as a result of only two months of depreciation on rigs acquired in the R&B Falcon merger for the quarter ended March 31, 2001 compared to a full quarter for the same period in 2002 and depreciation expense for four newbuild drilling units placed into service subsequent to the first quarter of 2001. This increase was partially offset by lower expense due to the suspension of depreciation on certain rigs reclassified as assets held for sale and the sale of various rigs, which were classified as held and used, subsequent to the first quarter of 2001.

     The increase in Gulf of Mexico Shallow and Inland Water depreciation expense resulted primarily from only two months of depreciation for the quarter ended March 31, 2001 compared to a full quarter for the same period in 2002 partially offset by the movement of two rigs out of the Gulf of Mexico Shallow and Inland Water Segment and into the International and U.S. Floater Contract Drilling Services segment subsequent to the first quarter of 2001.

                                                              Three Months Ended
                                                                  March  31,
                                                              ------------------
                                                                                                 %
                                                                2002      2001      Change     Change
                                                              --------  --------  ----------  ---------
                                                                    (In millions, except % change)
GOODWILL AMORTIZATION
  International and U.S. Floater Contract Drilling Services   $      -  $   22.8  $   (22.8)   (100.0)%
  Gulf of Mexico Shallow and Inland Water                            -       7.4       (7.4)   (100.0)%
                                                              --------  --------  ----------  ---------
                                                              $      -  $   30.2  $   (30.2)   (100.0)%
                                                              ========  ========  ==========  =========

     We adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets, as of January 1, 2002. As a result, goodwill is no longer amortized but is reviewed at least annually for impairment. See Note 2 to our condensed consolidated financial statements.

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                                                 %
                                                                 2002     2001     Change     Change
                                                              --------  --------  ---------  ---------
                                                                   (In millions, except % change)
GENERAL AND ADMINISTRATIVE                                    $   19.8  $   14.7  $     5.1      34.7%
                                                              ========  ========  =========  =========

     The increase in general and administrative expense was primarily attributable to $3.9 million of costs related to the exchange by us of Transocean Inc. debt for R&B Falcon debt in March 2002. In addition, expense increased due to the R&B Falcon merger and reflects additional costs to manage a larger, more complex organization for a full quarter in 2002 compared to two months in 2001.

                                                              Three Months Ended
                                                                  March  31,
                                                              -------------------
                                                                                                  %
                                                                2002       2001      Change     Change
                                                              ---------  --------  ----------  ---------
                                                                    (In millions, except % change)
IMPAIRMENT LOSS ON LONG-LIVED ASSETS                          $   (1.1)  $      -  $    (1.1)   (100.0)%
                                                              =========  ========  ==========  =========

     During the three months ended March 31, 2002, we recorded a non-cash impairment charge in the Gulf of Mexico Shallow and Inland Water segment of $1.1 million. The impairment, relating to an asset held for sale, resulted from deterioration in current market conditions. The impairment was determined and measured based on an offer from a potential buyer.

                                                               Three Months Ended
                                                                   March  31,
                                                               ------------------
                                                                                                   %
                                                                 2002      2001      Change     Change
                                                               --------  --------  ----------  ---------
                                                                    (In millions, except % change)
GAIN FROM SALE OF ASSETS, NET                                  $    1.9  $   19.6  $   (17.7)    (90.3)%
                                                               ========  ========  ==========  =========

     During the three months ended March 31, 2002, we recognized a pre-tax gain of $2.0 million from the sale of the Transocean 96 and Transocean 97 as compared to the pre-tax gain of $18.5 million related to accelerated amortization of the deferred gain on the sale of the Sedco Explorer during the three months ended March 31, 2001.

                                                               Three Months Ended
                                                                     March 31,
                                                              --------------------
                                                                                                    %
                                                                 2002       2001      Change      Change
                                                              ---------  ---------  ----------  ---------
                                                                    (In millions, except % change)
OTHER INCOME (EXPENSE), NET
  Equity in earnings of joint ventures                        $    1.9   $    1.7   $     0.2       11.8%
  Interest income                                                  4.2        3.6         0.6       16.7%
  Interest expense, net of amounts capitalized                   (55.9)     (37.2)      (18.7)    (50.3)%
  Other, net                                                      (0.7)      (0.6)       (0.1)    (16.7)%
                                                              ---------  ---------  ----------  ---------
                                                              $  (50.5)  $  (32.5)  $   (18.0)    (55.4)%
                                                              =========  =========  ==========  =========

     The increase in interest income was primarily due to interest earned on secured contingent notes from a related party acquired in the R&B Falcon merger, Delta Towing LLC. The increase in interest expense was attributable to no capitalized interest in the first quarter of 2002 due to the completion of our newbuild projects in 2001 compared to $21.1 million of capitalized interest for the same period in 2001. Also contributing to the increase were $17.5 million of additional interest expense on debt issued subsequent to March 31, 2001 and $8.8 million of interest expense on debt acquired in the R&B Falcon merger, which represents additional interest in the full quarter ended March 31, 2002 compared to two months for the comparable period in 2001. Offsetting this increase were reductions in interest expense of $20.0 million associated with debt retirements subsequent to March 31, 2001, and a decrease in LIBOR on floating rate debt of approximately four percent, which resulted in a $4.2 million reduction in interest expense. We also entered into $900 million in swaps in February 2002, which further reduced interest expense by $4.2 million.

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                                                               %
                                                              2002      2001     Change      Change
                                                            --------  --------  ---------  ---------
                                                                 (In millions, except % change)
INCOME TAX EXPENSE                                          $   13.8  $   10.2  $     3.6      35.3%
                                                            ========  ========  =========  =========

     We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes.

                                                            Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                                                                   %
                                                               2002       2001      Change       Change
                                                            ----------  --------  -----------  ----------
                                                                   (In millions, except % change)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE       $(1,363.7)  $      -  $ (1,363.7)    (100.0)%
                                                            ==========  ========  ===========  ==========

     During the three months ended March 31, 2002, we recognized a $1,363.7 million cumulative effect of a change in accounting principle related to the implementation of SFAS 142 as more fully described in Note 2 to our condensed consolidated financial statements.

FINANCIAL CONDITION

                                                                   March 31,    December 31
                                                                      2002          2001
                                                                --------------  ------------
                                                                         (In millions)
   TOTAL ASSETS
     International and U.S. Floater Contract Drilling Services   $    13,886.9  $   14,181.8
     Gulf of Mexico Shallow and Inland Water                           1,366.1       2,779.8
     Unallocated Corporate                                                51.4          58.2
                                                                --------------  ------------
                                                                 $    15,304.4  $   17,019.8
                                                                ==============  ============

     The decrease in International and U.S. Floater Contract Drilling Services assets was due to a decrease in temporary investments primarily resulting from the repayment of commercial paper borrowings of $326.4 million. The decrease in Gulf of Mexico Shallow and Inland Water assets was due to the impairment of goodwill of $1.4 billion, which resulted from our adoption of SFAS 142.

RESTRUCTURING CHARGES

     In conjunction with the R&B Falcon merger, we established a liability of $16.5 million for the estimated severance-related costs associated with the involuntary termination of 569 R&B Falcon employees pursuant to management's plan to consolidate operations and administrative functions post-merger. Included in the 569 planned involuntary terminations were 387 employees engaged in our land drilling business in Venezuela. We have suspended active marketing efforts to divest this business and, as a result, the estimated liability was reduced by $4.3 million in the third quarter of 2001 with an offset to goodwill. Through March 31, 2002, approximately $12.0 million in severance-related costs have been paid to 182 employees whose positions were eliminated as a result of this plan.

2001 R&B FALCON PRO FORMA OPERATING RESULTS

     Our unaudited pro forma consolidated results for the period ended March 31, 2001, giving effect to the R&B Falcon merger, reflected net income of $16.2 million, or $0.05 per diluted share, on pro forma operating revenues of $676.0 million. The pro forma operating results assume the merger was completed as of January 1, 2001 (see Note 3 to our condensed consolidated financial statements). These pro forma results do not reflect the effects of reduced depreciation expense related to conforming the estimated lives of our drilling rigs. The pro forma financial data should not be relied on as an indication of operating results that we would have achieved had the merger taken place earlier or of the future results that we may achieve.

OUTLOOK

     Within our International and U.S. Floater Contract Drilling Services business segment, average dayrates improved while our fleet utilization declined during the first quarter of 2002 compared with the fourth quarter of 2001. The segment's operating results trended slightly downward in the first quarter of 2002 due principally to weakness in Norway and the U.S. Gulf of Mexico and rig mobilizations, which primarily affected our high-specification and other floaters. Both average dayrates and fleet utilization within our Gulf of Mexico Shallow and Inland Water business segment decreased in the first quarter of 2002 compared to the immediately preceding quarter. Demand for jackups in this segment continued to be weak and our barge drilling business softened as well during the quarter.

     Comparative average dayrates and utilization figures for the first quarter of 2002 are set forth in the table below.

                                                                                   Three Months Ended
                                                                     ----------------------------------------------
                                                                        March 31,     December 31,     March 31,
                                                                          2002            2001          2001 (a)
                                                                     --------------  --------------  --------------
AVERAGE DAYRATES

INTERNATIONAL AND U.S. FLOATER CONTRACT DRILLING SERVICES SEGMENT:
  High-Specification Floaters                                        $     145,500   $     145,000   $     134,000
  Other Floaters                                                     $      77,300   $      71,100   $      59,000
  Jackups - Non-U.S.                                                 $      58,800   $      52,800   $      38,400
  Other (b)                                                          $      43,900   $      41,300   $      38,700
                                                                     --------------  --------------  --------------
Segment Total (b)                                                    $      91,000   $      88,200   $      76,300
                                                                     --------------  --------------  --------------

GULF OF MEXICO SHALLOW AND INLAND WATER SEGMENT:
  Jackups and Submersibles                                           $      22,200   $      30,600   $      35,400
  Inland Barges                                                      $      19,200   $      22,800   $      19,100
                                                                     --------------  --------------  --------------
Segment Total (b)                                                    $      20,300   $      25,600   $      27,700
                                                                     --------------  --------------  --------------

Total Mobile Offshore Drilling Fleet (b)                             $      76,600   $      74,000   $      56,300
                                                                     ==============  ==============  ==============

UTILIZATION

INTERNATIONAL AND U.S. FLOATER CONTRACT DRILLING SERVICES SEGMENT:
  High-Specification Floaters                                                   82%             90%             83%
  Other Floaters                                                                82%             89%             70%
  Jackups - Non-U.S.                                                            90%             89%             79%
  Other (b)                                                                     57%             54%             51%
                                                                     --------------  --------------  --------------
Segment Total (b)                                                               82%             86%             74%
                                                                     --------------  --------------  --------------

GULF OF MEXICO SHALLOW AND INLAND WATER SEGMENT:
  Jackups and Submersibles                                                      22%             27%             74%
  Inland Barges                                                                 41%             49%             67%
                                                                     --------------  --------------  --------------
Segment Total (b)                                                               31%             38%             71%
                                                                     --------------  --------------  --------------

Total Mobile Offshore Drilling Fleet (b)                                        61%             67%             73%
                                                                     ==============  ==============  ==============

     ---------------------------------

     (a) We completed a merger transaction with R&B Falcon on January 31, 2001. Therefore, average dayrates and utilization for the three months ended March 31, 2001 are stated as pro forma results based on the combined fleet of Transocean and R&B Falcon.
     (b) Average dayrates and utilization figures do not include non-core assets, which consist of our platform rigs, mobile offshore production units and Venezuelan land rigs, as well as for prior periods our service vessels, which were sold prior to March 31, 2002.


     While the outlook for the remainder of 2002 remains uncertain, we believe that supply and demand are currently close to balanced in most market sectors around the world. Some of the more notable exceptions with an oversupply of rigs are Norway, the U.S. Gulf of Mexico and the conventional semisubmersible market sector in West Africa. Although world oil prices have generally remained at levels well above $20 per barrel so far this year and U.S. natural gas prices have rebounded compared to the latter part of 2001, demand for our drilling rigs is driven largely by our clients' perception of future commodity prices.

     We do not foresee a significant increase in overall demand within our International and U.S. Floater Contract Drilling Services segment in the near term. We expect continued general weakness in Norway through the rest of the year and do not foresee any meaningful improvement in the U.S. Gulf of Mexico high-specification sector until mobilizations to other regions occur and further development programs come online. There are potential opportunities for high-specification rigs in India, although the timing of the projects remains uncertain. Otherwise, we do not anticipate much change in this market sector. The international jackup market sector remains relatively stable at present, although pressure from jackup rigs being mobilized out of the U.S. continues to be a concern.

     We are seeing some encouraging signs for gas drilling opportunities in the U.S. Gulf of Mexico although we have not yet seen an appreciable change in utilization or dayrates within our Gulf of Mexico Shallow and Inland Water business segment. We have experienced a modest improvement in customer interest in this segment's jackup fleet. We expect to see an improvement in customer interest in the segment's barge rigs during the second and third quarters of 2002, although the extent of such interest remains unclear.

     The contract drilling market historically has been highly competitive and cyclical, and we are unable to predict the extent to which current market conditions will continue. A decline in oil or natural gas prices could reduce demand for our contract drilling services and adversely affect both utilization and dayrates.

     We continue with our previously announced plans to sell a number of assets (see "-Liquidity and Capital Resources-Acquisitions and Dispositions"). We received $202 million of proceeds in 2001 and $42 million of proceeds during the first quarter of 2002 from the sale of such assets.

     We do not view our Gulf of Mexico Shallow and Inland Water segment as a long-term integral part of our business. Accordingly, we plan to review the future of this business from time to time.

     As of April 30, 2002, approximately 63 percent and 25 percent of our International and U.S. Floater Contract Drilling Services segment fleet days were committed for the remainder of 2002 and for the year 2003, respectively. For our Gulf of Mexico Shallow and Inland Water segment, which has traditionally operated under short-term contracts, committed fleet days were approximately 5 percent for the remainder of 2002 and none are currently committed for the year 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

     SOURCES AND USES OF CASH

                                                Three Months Ended
                                                     March 31,
                                               ---------------------
                                                  2002        2001      Change
                                               ----------  ---------  ----------
                                                         (IN MILLIONS)
NET CASH PROVIDED BY OPERATING ACTIVITIES
  Net income (loss)                            $(1,286.4)  $   30.5   $(1,316.9)
  Depreciation and amortization                    125.6      129.5        (3.9)
  Non-cash items                                 1,348.1      (52.2)    1,400.3
  Working capital                                  (25.3)     (62.1)       36.8
                                               ----------  ---------  ----------
                                               $   162.0   $   45.7   $   116.3
                                               ==========  =========  ==========


     Cash generated from net income items adjusted for non-cash activity increased $79.5 million and cash used for working capital items decreased $36.8 million for the three months ended March 31, 2002 compared to the same period in 2001 primarily as a result of the R&B Falcon merger.

                                                 Three Months Ended
                                                     March 31,
                                                --------------------
                                                  2002        2001      Change
                                                ---------  ---------  ----------
                                                         (IN MILLIONS)
NET CASH USED IN INVESTING ACTIVITIES
  Capital expenditures                          $  (47.7)  $ (255.8)  $   208.1
  Proceeds from disposal of assets                  43.4        4.7        38.7
  Merger costs paid                                    -      (24.6)       24.6
  R&B Falcon cash at acquisition                       -      264.7      (264.7)
  Other, net                                        (3.6)       1.6        (5.2)
                                                ---------  ---------  ----------
                                                $   (7.9)  $   (9.4)  $     1.5
                                                =========  =========  ==========

     Net cash used in investing activities decreased for the three months ended March 31, 2002 as compared to the same period in the previous year as a result of higher proceeds from asset sales for the quarter ended March 31, 2002 and lower capital expenditures due to the completion of our newbuild program in 2001, partially offset by cash received in connection with the R&B Falcon merger during the quarter ended March 31, 2001.

                                                                 Three Months Ended
                                                                       March 31,
                                                                --------------------
                                                                   2002       2001      Change
                                                                ---------  ---------  ----------
                                                                         (IN MILLIONS)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Net borrowings  (repayments) under commercial paper program   $ (326.4)  $   15.0   $  (341.4)
  Net borrowings on revolving credit agreements                        -      180.9      (180.9)
  Repayments of debt obligations                                   (85.0)     (12.9)      (72.1)
  Other, net                                                        (8.0)      11.8       (19.8)
                                                                ---------  ---------  ----------
                                                                $ (419.4)  $  194.8   $  (614.2)
                                                                =========  =========  ==========

     During the quarter ended March 31, 2002, we had no borrowings under our revolving credit agreements, and we repaid $326.4 million under our commercial paper program. The increase in repayments of debt obligations of $72.1 million was primarily due to early repayment of secured rig financing on the Trident IX and Trident 16 of $47.1 million. We also made scheduled debt payments amounting to $34.4 million. The increase in cash used in other, net is mainly due to $8.3 million in consent payments related to the exchange of our notes for R&B Falcon notes and no exercise of warrants in 2002.

     CAPITAL EXPENDITURES

     Capital expenditures, totaled $48 million during the three months ended March 31, 2002. During 2002, we expect to spend between $200 million and $220 million on our existing fleet, corporate infrastructure and major upgrades to the Discoverer Seven Seas and Deepwater Expedition. A substantial majority of our capital expenditures relates to the International and U.S. Floater Contract Drilling Services segment.

     We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales. We also have available borrowings under our revolving credit agreements and commercial paper program (see "-Sources of Liquidity") and may engage in other commercial bank or capital market financings.

     ACQUISITIONS AND DISPOSITIONS

     From time to time, we review possible acquisitions of businesses and drilling units and may in the future make significant capital commitments for such purposes. Any such acquisition could involve the payment by us of a substantial amount of cash or the issuance of a substantial number of additional ordinary shares or other securities. We would likely fund the cash portion of any such acquisition through cash balances on hand, the incurrence of additional debt, sales of assets, ordinary shares or other securities or a combination thereof. In addition, from time to time, we review possible dispositions. See "-Outlook."

     In March 2002, we sold two semisubmersible rigs, the Transocean 96 and Transocean 97, for net proceeds of $30.7 million, resulting in a after-tax gain of $1.3 million.

     During the quarter ended March 31, 2002, the Company sold certain other non-strategic assets acquired in the R&B Falcon merger and certain other assets held for sale for net proceeds of approximately $12.7 million.

     SOURCES OF LIQUIDITY

     Our primary sources of liquidity in the first quarter of 2002 were our cash flows from operations and asset sales. Primary uses of cash were capital expenditures and debt repayments. At March 31, 2002, we had $588 million in cash and cash equivalents.

     We anticipate that we will rely primarily upon existing cash balances and internally generated cash flows to maintain liquidity in 2002, as cash flows from operations are expected to be positive and adequate to fulfill anticipated obligations. From time to time, we may also use bank lines of credit and commercial paper to maintain liquidity for short-term cash needs.

     We intend to use cash from operations primarily to fund capital expenditures and to pay debt as it comes due. If we seek to reduce our debt other than scheduled maturities, we could do so through repurchases or redemptions of, or tender offers for, debt securities. We expect to significantly reduce capital expenditures going forward due to the completion of our newbuild program in 2001.

     Our internally generated cash flow is directly related to our business and the market segments in which we operate. Should the drilling market deteriorate further, or should we experience poor results in our operations, cash flow from operations may be reduced. While we have continued to generate positive cash flow from operations and expect to do so in the foreseeable future, some of the market segments in which we operate are, at present, weakening and may continue to weaken in the near and medium term.

     We have access to $800 million in bank lines of credit under two revolving credit agreements. These credit lines are used primarily to back our $800 million commercial paper program and may also be drawn on directly. As of March 31, 2002, none of the credit line capacity was utilized, leaving $800 million of availability under the bank lines of credit for commercial paper issuance or drawdowns.

     The bank credit lines require compliance with various covenants and provisions customary for agreements of this nature, including an interest coverage ratio of not less than 3 to 1, a leverage ratio of not greater than 40 percent and limitations on mergers and sale of substantially all assets, creating liens, incurring debt, transactions with affiliates and sale/leaseback transactions. Should we fail to comply with these covenants, we would be in default and may lose access to these facilities. A loss of the bank facilities would also cause us to lose access to the commercial paper markets. We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions. A default under our public debt could trigger a default under our credit lines and cause us to lose access to these facilities. See Note 8 to our consolidated financial statements in our 2001 Annual Report on Form 10-K for a description of our credit agreements and debt securities.

     In April 2001, the Securities and Exchange Commission ("SEC") declared effective our shelf registration statement on Form S-3 for the proposed offering from time to time of up to $2.0 billion in gross proceeds of senior or subordinated debt securities, preference shares, ordinary shares and warrants to purchase debt securities, preference shares, ordinary shares or other securities. In May 2001, we issued $400.0 million aggregate principal amount of 1.5% Convertible Debentures due May 15, 2021 under the shelf registration statement. At April 30, 2002, $1.6 billion in gross proceeds of securities remained unissued under the shelf registration statement.

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

                                             As of March 31, 2002
                               ------------------------------------------------
                                         Less Than    1 to 3   4 - 5    After
                                Total      1 Year     Years    Years   5 Years
                               --------  ----------  --------  ------  --------
                                                  (In millions)
     CONTRACTUAL OBLIGATIONS
     Debt                      $4,580.6  $    151.8  $1,628.8  $500.0  $2,300.0
                               ========  ==========  ========  ======  ========

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

     We have certain operating leases that have been previously discussed and reported in our Annual Report on Form 10-K for the year ended December 31, 2001. There have been no material changes in these previously reported leases.

     At March 31, 2002, we had other commitments that we are contractually obligated to fulfill with cash should the obligations be called. These obligations included standby letters of credit and surety bonds, which guarantee our performance as it relates to our drilling contracts, insurance, tax and other obligations in various jurisdictions. Letters of credit are issued under a number of facilities provided by several banks. The obligations that are the subject of these surety bonds are geographically concentrated in Brazil and Nigeria. These letters of credit and surety bond obligations are not normally called as we typically comply with the underlying performance requirements. The table below includes a summary of these obligations in U.S. dollar equivalents and their time to expiration. It should be noted that these obligations could be called at any time prior to the expiration dates.

                                               As of March 31, 2002
                                    ---------------------------------------------
                                            Less Than   1 to 3   4 - 5    After
                                    Total     1 Year     Years   Years   5 Years
                                    ------  ----------  -------  ------  --------
                                                      (In millions)
     OTHER COMMERCIAL COMMITMENTS
     Standby Letters of Credit      $ 63.5  $     58.9  $   4.6  $    -  $      -
     Surety Bonds                    140.9        76.1     64.8       -         -
     Purchase Option Guarantees -
       Joint Ventures (a)            207.3           -    207.3       -         -
                                    ------  ----------  -------  ------  --------
        Total                       $411.7  $    135.0  $ 276.7  $    -  $      -
                                    ======  ==========  =======  ======  ========

     ----------------

     (a)  See "-Special Purpose Entities".

     In March 2002, we completed an exchange offer pursuant to which the 6.5% Notes due April 15, 2003, 6.75% Notes due April 15, 2005, 6.95% Notes due April 15, 2008, 7.375% Notes due April 15, 2018, 9.125% Notes due December 15, 2003
and 9.5% Notes due December 15, 2008 of R&B Falcon whose holders accepted the offer were exchanged for newly issued Transocean notes. The new notes were issued in six series corresponding to the six series of R&B Falcon notes and have the same principal amount, interest rate, redemption terms and payment and maturity dates as the corresponding series of R&B Falcon notes. The aggregate principal amount of the new notes issued was approximately $1.4 billion. Because the holders of a majority in principal amount of each of these series of notes consented to the proposed amendments to the applicable indenture pursuant to which the notes were issued, some covenants, restrictions and events of default were eliminated from the indentures with respect to these series of notes. The notes not exchanged remain the obligation of R&B Falcon. In connection with the exchange offers, an aggregate of $8.3 million in consent payments were made by R&B Falcon to holders of R&B Falcon notes whose notes were tendered (and not validly withdrawn) within the required time periods and accepted for exchange.

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

     In February 2002, we entered into $900 million aggregate notional amount of interest rate swaps as a hedge against certain fixed rate debt. The effect of the swaps was to convert the fixed interest rates into a floating rate of LIBOR plus a margin as more fully described in Note 6 to our condensed consolidated financial statements.

     At March 31, 2002, the value of our outstanding derivatives was a net liability of $1.4 million.

     Deepwater Drilling LLC, an unconsolidated subsidiary in which we have a 50% ownership interest, has entered into interest rate swaps with aggregate market values netting to a liability of $6.1 million at March 31, 2002. Our interest in these swaps was included in accumulated other comprehensive income with a corresponding reduction to investments in and advances to joint ventures.

SPECIAL PURPOSE ENTITIES, SALE/LEASEBACK TRANSACTION AND RELATED PARTY TRANSACTIONS

     We have transactions with certain special purpose entities and related parties and we are a party to a sale/leaseback transaction. These transactions have all been previously discussed and reported in our Annual Report on Form
10-K for the year ended December 31, 2001. There have been no material developments in these previously reported transactions.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted SFAS 142 effective January 1, 2002. In conjunction with the adoption of this statement, we discontinued the amortization of goodwill. Application of the non-amortization provisions of SFAS 142 for goodwill is expected to result in an increase in operating income of approximately $155 million in 2002.

     In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of long-lived asset impairment and for the measurement of long-lived assets to be disposed of by sale and the basic requirements of APB 30. In addition to these fundamental provisions, SFAS 144 provides guidance for determining whether long-lived assets should be tested for impairment and specific criteria for classifying assets to be disposed of as held for sale. The statement is effective for fiscal years beginning after December 15, 2001. We adopted the statement as of January 1, 2002. The adoption of this statement had no material effect on our consolidated financial position or results of operations.

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the requirement under SFAS Statement 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of related income tax effect. This statement also amends SFAS 13 to require that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishment that do not meet the criteria for extraordinary item in APB 30. The statement is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. We will adopt SFAS 145 effective January 1, 2003. We do not expect adoption of this statement to have a material effect on our consolidated financial position or results of operations.

FORWARD-LOOKING  INFORMATION

     The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that the Company or management "anticipates," "believes," "budgets," "estimates," "expects," "forecasts," "intends," "plans," "predicts," or "projects" a particular result or course of events, or that such result or course of events "could," "might," "may," "scheduled" or "should" occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this quarterly report include, but are not limited to, statements involving potential revenues, increased expenses, customer drilling programs, supply and demand, utilization rates, dayrates, planned shipyard projects, expected downtime, the Norway sector, the U.S. Gulf of Mexico high-specification sector, the India sector, customer interest in the Gulf of Mexico Shallow and Inland Water barge rigs, future activity in the International and U.S. Floater Contract Drilling Services and Gulf of Mexico Shallow and Inland Water segments, the U.S. gas drilling market, planned asset sales, the Company's other expectations with regard to market outlook, expected capital expenditures, results and effects of legal proceedings, liabilities for tax issues, liquidity, positive cash flow from operations, the exercise of the option of holders of Zero Coupon Convertible Debentures or the 1.5% Convertible Debentures to require the Company to repurchase the debentures, adequacy of cash flow for 2002 obligations, effects of accounting changes, and the timing and cost of completion of capital projects. Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to, worldwide demand for oil and gas, uncertainties relating to the level of activity in offshore oil and gas exploration and development, exploration success by producers, oil and gas prices (including U.S. natural gas prices), demand for offshore and inland water rigs, competition and market conditions in the contract drilling industry, our ability to successfully integrate the operations of acquired businesses, delays or terminations of drilling contracts due to a number of events, delays or cost overruns on construction and shipyard projects and possible cancellation of drilling contracts as a result of delays or performance, our ability to enter into and the terms of future contracts, the availability of qualified personnel, labor relations and the outcome of negotiations with unions representing workers, operating hazards, political and other uncertainties inherent in non-U.S. operations (including exchange and currency fluctuations), risks of war, terrorism and cancellation or unavailability of certain insurance coverage, the impact of governmental laws and regulations, the adequacy of sources of liquidity, the effect of litigation and contingencies and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2001 and in the Company's other filings with the SEC, which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     Our exposure to market risk for changes in interest rates relates primarily to our long-term and short-term debt obligations. The table below presents expected cash flows and related weighted-average interest rates for each of the twelve month periods ending March 31 presented by scheduled maturity dates relating to debt obligations as of March 31, 2002. Weighted-average variable rates are based on estimated LIBOR rates as of March 31, 2002, plus applicable margins. The fair value of fixed rate debt is based on the estimated yield to maturity for each debt issue.

     As of March 31, 2002 (in millions, except interest rate percentages):


                                                     Scheduled Maturity Date                                  Fair Value
                               -----------------------------------------------------------------------------  -----------
                                  2003       2004       2005       2006      2007    Thereafter      Total      3/31/02
                               ---------  ---------  ---------  ---------  -------  ------------  ----------  -----------
Total debt
  Fixed Rate(a)                $   39.3   $  368.9   $   45.5   $   57.9         -  $   2,415.0   $ 2,926.6   $   2,551.5
    Average interest rate           7.3%       7.2%       7.3%       9.1%        -          4.8%        5.3%
  Variable Rate                $  112.5   $  150.0   $  112.5          -         -            -   $   375.0   $     375.0
    Average interest rate           2.6%       2.6%       2.6%         -         -            -         2.6%
  Receive Fixed/Pay Variable          -          -          -   $  350.0         -  $   1,250.0   $ 1,600.0   $   1,626.0
    Swaps(b)
    Average interest rate             -          -          -        4.5%        -          3.6%        3.8%

-----------------
(a) Expected maturity amounts are based on the face value of debt and do not reflect fair market value of debt.
(b) The 6.625%, 6.75%, 6.95% and 9.5% Notes are considered variable as a result of the interest rate swaps. See Note 6 to our condensed consolidated financial statements.

     At March 31, 2002, we had approximately $2.0 billion of variable rate debt at net book value (43 percent of total debt at net book value). Of that variable rate debt, $1.6 billion resulted from interest rate swaps with the remainder representing term bank debt. Given outstanding amounts as of that date, a one percent rise in interest rates would result in an additional $20 million in interest expense per year. Offsetting this, a large part of our investments would earn commensurate higher rates of return. Using March 31, 2002 investment levels, a one percent increase in interest rates would result in approximately $5 million of additional interest income per year.

FOREIGN EXCHANGE RISK

     The Company's exposure to foreign exchange risk has not materially changed since December 31, 2001.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In November 1988, a lawsuit was filed in the U.S. District Court for the Southern District of West Virginia against Reading & Bates Coal Co., a wholly owned subsidiary of R&B Falcon, by SCW Associates, Inc. claiming breach of an alleged agreement to purchase the stock of Belva Coal Company, a wholly owned subsidiary of Reading & Bates Coal Co. with coal properties in West Virginia. When those coal properties were sold in July 1989 as part of the disposition of R&B Falcon's coal operations, the purchasing joint venture indemnified Reading & Bates Coal Co. and R&B Falcon against any liability Reading & Bates Coal Co.
might incur as a result of this litigation. A judgment for the plaintiff of $32,000 entered in February 1991 was satisfied and Reading & Bates Coal Co. was indemnified by the purchasing joint venture. On October 31, 1990, SCW Associates, Inc., the plaintiff in the above-referenced action, filed a separate ancillary action in the Circuit Court, Kanawha County, West Virginia against R&B Falcon, Caymen Coal, Inc. (the former owner of R&B Falcon's West Virginia coal properties), as well as the joint venture, Mr. William B. Sturgill (the former President of Reading & Bates Coal Co.) personally, three other companies in which we believe Mr. Sturgill holds an equity interest, two employees of the joint venture, First National Bank of Chicago and First Capital Corporation. The lawsuit seeks to recover compensatory damages of $50 million and punitive damages of $50 million for alleged tortuous interference with the contractual rights of the plaintiff and to impose a constructive trust on the proceeds of the use and/or sale of the assets of Caymen Coal, Inc. as they existed on October 15, 1988. Currently, discovery is proceeding. We intend to defend our interests vigorously and believe that the damages alleged by the plaintiff in this action are highly exaggerated. In any event, we believe that we have valid defenses and do not expect that the ultimate outcome of this case will have a material adverse effect on our business or consolidated financial position.

     We have certain other actions or claims pending that have been previously discussed and reported in our Annual Report on Form 10-K for the year ended December 31, 2001 and our other reports filed with the Securities and Exchange Commission. There have been no material developments in these previously reported matters. We are involved in a number of other lawsuits, all of which have arisen in the ordinary course of our business. We do not believe that ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on our business or consolidated financial position.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

The following exhibits are filed in connection with this Report:

NUMBER    DESCRIPTION
------    -----------

*2.1 Agreement and Plan of Merger dated as of August 19, 2000 by and among Transocean Inc., Transocean Holdings Inc., TSF Delaware Inc. and R&B Falcon Corporation (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus dated October 30, 2000 included in a 424(b)(3) prospectus filed by the Company on November 1, 2000)

*3.1 Memorandum of Association of Transocean Inc., as amended (incorporated by reference to Annex E to the Joint Proxy Statement/Prospectus dated October 30, 2000 included in a 424(b)(3) prospectus filed by the Company on November 1, 2000)

*3.2 Articles of Association of Transocean Inc., as amended (incorporated by reference to Annex F to the Joint Proxy Statement/Prospectus dated October 30, 2000 included in a 424(b)(3) prospectus filed by the Company on November 1, 2000)

*4.1 First Supplemental Indenture dated as of February 14, 2002 between R&B Falcon Corporation and The Bank of New York to the Indenture dated as of April 14, 1998, between R&B Falcon Corporation, as issuer, and Chase Bank of Texas, National Association, as trustee, with respect to Series A and Series B of each of $250,000,000 6.5% Senior Notes due 2003, $350,000,000 6.75% Senior Notes due 2005, $250,000,000 6.95%
          Senior Notes due 2008, and $250,000,000 7.375% Senior Notes due 2018 (incorporated by reference to Exhibit 4.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001)

*4.2 Second Supplemental Indenture dated as of March 13, 2002 between R&B Falcon Corporation and The Bank of New York to the Indenture dated as of April 14, 1998, between R&B Falcon Corporation, as issuer, and Chase Bank of Texas, National Association, as trustee, with respect to Series A and Series B of each of $250,000,000 6.5% Senior Notes due 2003, $350,000,000 6.75% Senior Notes due 2005, $250,000,000 6.95%
          Senior Notes due 2008, and $250,000,000 7.375% Senior Notes due 2018 (incorporated by reference to Exhibit 4.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001)

*4.3 First Supplemental Indenture dated as of February 14, 2002 between R&B Falcon Corporation and The Bank of New York to the Indenture dated as of December 22, 1998, between R&B Falcon Corporation, as issuer, and Chase Bank of Texas, National Association, as trustee, with respect to $400,000,000 Series A and Series B 9.125% Senior Notes due 2003, and 9.5% Senior Notes due 2008 (incorporated by reference to Exhibit 4.19 to R&B Falcon's Annual Report on Form 10-K for the Company's Annual Report on Form 10-K for the year ended December 31, 2001)

--------------------------------
*   Incorporated  by  reference  as  indicated.

     (b)     Reports  on  Form  8-K

     The Company filed a Current Report on Form 8-K on January 2, 2002 announcing that the updated "Monthly Fleet Report" as of January 2, 2002 was available on the Company's website, a Current Report on Form 8-K on January 8, 2002 announcing the Company's operating results for the eleven months ended November 30, 2001, the fourth quarter of 2001, and the outlook for 2002, a Current Report on Form 8-K/A on January 8, 2002 amending the Form 8-K filed on January 8, 2002, a Current Report on Form 8-K on January 31, 2002 announcing that the updated "Monthly Fleet Report" as of January 31, 2002 was available on the Company's website, a Current Report on Form 8-K on February 6, 2002 announcing fourth quarter and full year 2001 results, a Current Report on Form 8-K on February 15, 2002 announcing the expiration of the consent payment deadline for the exchange offers and consent solicitations, a Current Report on Form 8- K on February 22, 2002 announcing the waiver of a consent condition with respect to the exchange offers and consent solicitations, a Current Report on Form 8-K on February 28, 2002 announcing that the updated fleet report as of February 28, 2002 was available on the Company's website, a Current Report on Form 8-K on March 4, 2002 announcing that the Company had accepted notes tendered in the exchange offers, and a Current Report on Form 8-K on March 28, 2002 announcing that the updated "Monthly Fleet Report" as of March 28, 2002 was available on the Company's website.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on May 13, 2002.

TRANSOCEAN INC.



By:  /s/  Gregory L. Cauthen
     -----------------------
          Gregory L. Cauthen
          Vice President, Chief Financial Officer
           and Treasurer
          (Principal Financial Officer)



By:  /s/  Ricardo H. Rosa
     ---------------------------------------
          Ricardo H. Rosa
          Vice President and Controller
          (Principal Accounting Officer)