Form 10-Q
period 2002-06-30
TRANSOCEAN INC
filed 2002-08-13
CIK 1083269

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                             ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes   X     No
                                                     -------   -------

     As of July 31, 2002, 319,219,986 ordinary shares, par value $0.01 per share, were outstanding.
================================================================================

                                 TRANSOCEAN INC.
                               INDEX TO FORM 10-Q


                           QUARTER ENDED JUNE 30, 2002


                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION
------------------------------

   ITEM 1. Financial Statements (Unaudited)

      Condensed Consolidated Statements of Operations
         Three and Six Months Ended June 30, 2002 and 2001 . . . . . .   2

      Condensed Consolidated Balance Sheets
         June 30, 2002 and December 31, 2001 . . . . . . . . . . . . .   3

      Condensed Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2002 and 2001 . . . . . . . . . . .   4

      Notes to Condensed Consolidated Financial Statements . . . . . .   5

   ITEM 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations. . . . . . . . . . . . . . .  19

   ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.  39

PART II - OTHER INFORMATION
---------------------------

   ITEM 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  40
   ITEM 4. Submission of Matters to a Vote of Security Holders . . . .  40
   ITEM 5. Other Information . . . . . . . . . . . . . . . . . . . . .  41
   ITEM 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  42

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

                                    TRANSOCEAN INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (In millions, except per share data)
                                               (Unaudited)


                                                                Three Months Ended   Six Months Ended
                                                                     June 30,             June 30,
                                                                 ----------------  ---------------------
                                                                  2002     2001       2002       2001
                                                                 -------  -------  ----------  ---------
Operating Revenues                                               $646.2   $752.2   $ 1,314.1   $1,302.3
--------------------------------------------------------------------------------------------------------
Costs and Expenses
  Operating and maintenance                                       365.6    394.3       746.6      745.2
  Depreciation                                                    124.3    123.7       249.9      223.1
  Goodwill amortization                                               -     41.4           -       71.6
  General and administrative                                       16.0     14.6        35.8       29.4
--------------------------------------------------------------------------------------------------------
                                                                  505.9    574.0     1,032.3    1,069.3
--------------------------------------------------------------------------------------------------------
Impairment Loss on Long-Lived Assets                                  -        -        (1.1)         -
Gain (Loss) from Sale of Assets, net                               (1.3)       -         0.6       19.6
--------------------------------------------------------------------------------------------------------
Operating Income                                                  139.0    178.2       281.3      252.6
--------------------------------------------------------------------------------------------------------
Other Income (Expense), net
  Equity in earnings of joint ventures                              2.5      4.0         4.4        5.7
  Interest income                                                   5.7      4.7         9.9        8.3
  Interest expense, net of amounts capitalized                    (52.5)   (66.8)     (108.4)    (104.0)
  Other, net                                                       (0.4)    (1.0)       (1.1)      (1.5)
--------------------------------------------------------------------------------------------------------
                                                                  (44.7)   (59.1)      (95.2)     (91.5)
--------------------------------------------------------------------------------------------------------
Income Before Income Taxes, Minority Interest, Extraordinary
  Item and Cumulative Effect of a Change in Accounting
  Principle                                                        94.3    119.1       186.1      161.1
Income Tax Expense                                                 13.9     32.2        27.7       42.3
Minority Interest                                                   0.4      1.1         1.1        2.5
--------------------------------------------------------------------------------------------------------
Income Before Extraordinary Item and Cumulative Effect of a
  Change in Accounting Principle                                   80.0     85.8       157.3      116.3
Loss on Extraordinary Item, net of tax                                -    (17.3)          -      (17.3)
Cumulative Effect of a Change in Accounting Principle                 -        -    (1,363.7)         -
--------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                $ 80.0   $ 68.5   $(1,206.4)  $   99.0
========================================================================================================

Basic Earnings (Loss) Per Share
  Income Before Extraordinary Item and Cumulative Effect of a
    Change in Accounting Principle                               $ 0.25   $ 0.27   $    0.49   $   0.39
  Loss on Extraordinary Item, net of tax                              -    (0.05)          -      (0.06)
  Cumulative Effect of a Change in Accounting Principle               -        -       (4.27)         -
--------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                $ 0.25   $ 0.22   $   (3.78)  $   0.33
========================================================================================================

Diluted Earnings (Loss) Per Share
  Income Before Extraordinary Item and Cumulative Effect of a
    Change in Accounting Principle                               $ 0.25   $ 0.26   $    0.49   $   0.38
  Loss on Extraordinary Item, net of tax                              -    (0.05)          -      (0.06)
    Cumulative Effect of a Change in Accounting Principle             -        -       (4.22)         -
--------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                $ 0.25   $ 0.21   $   (3.73)  $   0.32
========================================================================================================

Weighted Average Shares Outstanding
  Basic                                                           319.1    318.2       319.1      299.5
--------------------------------------------------------------------------------------------------------
  Diluted                                                         323.9    325.0       323.6      305.3
--------------------------------------------------------------------------------------------------------

Dividends Paid Per Share                                         $ 0.03   $ 0.03   $    0.06   $   0.06
--------------------------------------------------------------------------------------------------------

                             See accompanying notes.

                                     TRANSOCEAN  INC.  AND  SUBSIDIARIES
                                  CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                                      (In millions, except share data)


                                                                                 June 30,     December 31,
                                                                                   2002           2001
                                                                               ------------  --------------
                                                                                (Unaudited)
                                                 ASSETS

Cash and Cash Equivalents                                                      $     755.9   $       853.4
Accounts Receivable, net of allowance for doubtful accounts
   of $28.5 and $24.2 at June 30, 2002 and December 31, 2001, respectively           591.5           675.7
Materials and Supplies, net of allowance for obsolescence of $19.6
   and $24.1 at June 30, 2002 and December 31, 2001, respectively                    169.3           158.8
Deferred Income Taxes                                                                 21.3            21.0
Other Current Assets                                                                  40.4            27.9
-----------------------------------------------------------------------------------------------------------
     Total Current Assets                                                          1,578.4         1,736.8
-----------------------------------------------------------------------------------------------------------

Property and Equipment                                                            10,045.4        10,081.4
Less Accumulated Depreciation                                                      1,930.6         1,713.3
-----------------------------------------------------------------------------------------------------------
     Property and Equipment, net                                                   8,114.8         8,368.1
-----------------------------------------------------------------------------------------------------------

Goodwill, net                                                                      5,103.0         6,466.7
Investments in and Advances to Joint Ventures                                        114.3           107.1
Other Assets                                                                         393.6           341.1
-----------------------------------------------------------------------------------------------------------
     Total Assets                                                              $  15,304.1   $    17,019.8
-----------------------------------------------------------------------------------------------------------

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable                                                               $     133.3   $       188.4
Accrued Income Taxes                                                                 210.5           188.2
Debt Due Within One Year                                                             924.7           484.4
Other Current Liabilities                                                            236.4           283.4
-----------------------------------------------------------------------------------------------------------
     Total Current Liabilities                                                     1,504.9         1,144.4
-----------------------------------------------------------------------------------------------------------

Long-Term Debt                                                                     3,702.6         4,539.4
Deferred Income Taxes                                                                279.1           317.1
Other Long-Term Liabilities                                                          120.0           108.6
-----------------------------------------------------------------------------------------------------------
     Total Long-Term Liabilities                                                   4,101.7         4,965.1
-----------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Preference Shares, $0.10 par value; 50,000,000 shares authorized,
   none issued and outstanding                                                           -               -
Ordinary Shares, $0.01 par value; 800,000,000 shares authorized,
   319,207,590 and 318,816,035 shares issued and outstanding at
   June 30, 2002 and December 31, 2001, respectively                                   3.2             3.2

Additional Paid-in Capital                                                        10,622.4        10,611.7
Accumulated Other Comprehensive Income                                                (0.2)           (2.3)
Retained Earnings (Deficit)                                                         (927.9)          297.7
-----------------------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                                    9,697.5        10,910.3
-----------------------------------------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity                                $  15,304.1   $    17,019.8
===========================================================================================================


                             See accompanying notes.

                        TRANSOCEAN INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                                   Six Months Ended June 30,
                                                                                   -------------------------
                                                                                        2002        2001
                                                                                   ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                  $(1,206.4)  $     99.0
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities
      Depreciation                                                                       249.9        223.1
      Goodwill amortization                                                                  -         71.6
      Cumulative effect of a change in accounting principle - goodwill impairment      1,363.7            -
      Deferred income taxes                                                              (38.3)       (33.8)
      Equity in earnings of joint ventures                                                (4.4)        (5.7)
      Net (gain)/loss from disposal of assets                                              2.3        (18.4)
      Impairment loss on long-lived assets                                                 1.1            -
      Loss on sale of securities                                                             -          1.8
      Amortization of debt-related discounts/premiums, fair value
        adjustments and issue costs, net                                                   2.9        (11.3)
      Deferred income, net                                                                (6.0)       (30.0)
      Deferred expenses, net                                                               7.0        (27.6)
      Extraordinary loss on debt extinguishment, net of tax                                  -         17.3
      Other, net                                                                           9.7          6.9
      Changes in operating assets and liabilities, net of effects from the
        R&B Falcon merger
          Accounts receivable                                                             84.1       (162.6)
          Accounts payable and other current liabilities                                 (84.7)       (95.6)
          Income taxes receivable/payable, net                                            22.3         30.3
          Other current assets                                                           (22.7)       (13.8)
------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                380.5         51.2
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                   (81.2)      (371.8)
  Proceeds from disposal of assets, net                                                   65.0         29.2
  Proceeds from sale of securities                                                           -         16.8
  Merger costs paid                                                                          -        (24.5)
  Cash acquired in merger, net of cash paid                                                  -        264.7
  Joint ventures and other investments, net                                                  -          2.7
------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                    (16.2)       (82.9)
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) on revolving credit agreements                                   -       (180.1)
Net borrowings (repayments) under commercial paper program                              (326.4)        60.3
Repayments on other debt instruments                                                    (119.6)    (1,478.2)
Net proceeds from issuance of  debt                                                          -      1,693.5
Net proceeds from issuance of ordinary shares under stock-based compensation plans        10.3         28.8
Proceeds from issuance of ordinary shares upon exercise of warrants                          -         10.6
Dividends paid                                                                           (19.1)       (19.1)
Financing costs                                                                           (8.1)       (15.5)
Other, net                                                                                 1.1          5.6
------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                                     (461.8)       105.9
------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                     (97.5)        74.2
------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Period                                         853.4         34.5
------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                           $   755.9   $    108.7
============================================================================================================


                             See accompanying notes.

                        TRANSOCEAN INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 -  PRINCIPLES OF CONSOLIDATION

     Transocean Inc. (formerly known as "Transocean Sedco Forex Inc.", together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company") is a leading international provider of offshore and inland marine contract drilling services for oil and gas wells. As of June 30, 2002, the Company owned, had partial ownership interests in or managed more than 150 mobile offshore and barge drilling units. The Company contracts its drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells.

     On January 31, 2001, the Company completed a merger transaction (the "R&B Falcon merger") with R&B Falcon Corporation ("R&B Falcon"). As a result of the merger, R&B Falcon became an indirect wholly owned subsidiary of the Company. The merger was accounted for as a purchase with the Company as the accounting acquiror. The condensed consolidated statements of operations and cash flows for the six months ended June 30, 2001 include five months of operating results and cash flows for R&B Falcon.

     Intercompany transactions and accounts have been eliminated. The equity method of accounting is used for investments in joint ventures owned 50 percent or less and for investments in joint ventures owned more than 50 percent where the Company does not have significant control over the day-to-day operations of the joint venture.

NOTE 2 -  GENERAL

      BASIS OF CONSOLIDATION - The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with accounting principles generally accepted in the United States ("U.S.") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or for any future period. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

      ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, materials and supplies obsolescence, investments, intangible assets and goodwill, income taxes, financing operations, workers' insurance, pensions and other post-retirement and employment benefits and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from such estimates.

     SUPPLEMENTARY CASH FLOW INFORMATION - Cash payments for interest and income taxes, net, were $109.8 million and $44.2 million, respectively, for the six months ended June 30, 2002 and $158.7 million and $46.5 million, respectively, for the six months ended June 30, 2001.

      GOODWILL - Prior to the implementation of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets (see "-New Accounting Pronouncements"), the excess of the purchase price over the estimated fair value of net assets acquired was accounted for as goodwill and was amortized on a straight-line basis based on a 40-year life. The amortization period was based on the nature of the offshore drilling industry, long-lived drilling equipment and the long-standing relationships with core customers.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


     During the first quarter of 2002, the Company performed the initial test of impairment of goodwill on its two reporting units, "International and U.S. Floater Contract Drilling Services" and "Gulf of Mexico Shallow and Inland Water." The test was applied utilizing the fair value of the reporting units as of January 1, 2002 and was determined based on a combination of each reporting unit's discounted cash flows and publicly traded company multiples and acquisition multiples of comparable businesses. There was no goodwill impairment for the International and U.S. Floater Contract Drilling Services reporting unit. However, because of continued deterioration in the Gulf of Mexico Shallow and Inland Water business segment since the completion of the R&B Falcon merger, a $1,363.7 million impairment of goodwill was recognized as a cumulative effect of a change in accounting principle in the six months ended June 30, 2002. The Company's goodwill balance, after giving effect to the goodwill write down, is $5.1 billion as of June 30, 2002.

     The changes in the carrying amount of goodwill are as follows (in millions):

                                                              Balance at       Loss on      Balance at
                                                           January 1, 2002   Impairment   June 30, 2002
                                                           ----------------  -----------  --------------
International and U.S. Floater Contract Drilling Services  $        4,721.1  $        -   $      4,721.1
Gulf of Mexico Shallow and Inland Water                             1,745.6    (1,363.7)           381.9
                                                           ----------------  -----------  --------------
                                                           $        6,466.7  $ (1,363.7)  $      5,103.0
                                                           ================  ===========  ==============

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


     Net income and earnings per share for the three and six months ended June 30, 2002 and 2001 adjusted for goodwill amortization are as follows (in millions):

                                                            Three Months Ended       Six Months Ended
                                                                  June 30,                June 30,
                                                          -----------------------  ----------------------
                                                             2002        2001         2002        2001
                                                          ----------  -----------  ----------  ----------
Reported net income before extraordinary item and
  cumulative effect of a change in
  accounting principle                                    $     80.0  $     85.8   $   157.3   $   116.3
Add back: Goodwill amortization                                    -        41.4           -        71.6
                                                          ----------  -----------  ----------  ----------
Adjusted reported net income before extraordinary
  item and cumulative effect of a change in accounting
  principle                                               $     80.0  $    127.2   $   157.3   $   187.9
Loss on extraordinary item, net of tax                             -       (17.3)          -       (17.3)
Cumulative effect of a change in accounting principle              -           -    (1,363.7)          -
                                                          ----------  -----------  ----------  ----------
Adjusted net income (loss)                                $     80.0  $    109.9   $(1,206.4)  $   170.6
                                                          ==========  ===========  ==========  ==========

Basic earnings per share:
Reported net income before extraordinary item and
  cumulative effect of a change in accounting
  principle                                               $     0.25  $     0.27   $    0.49   $    0.39
Goodwill amortization                                              -        0.13           -        0.24
                                                          ----------  -----------  ----------  ----------
Adjusted reported net income before extraordinary
  item and cumulative effect of a change in accounting
  principle                                                     0.25        0.40        0.49        0.63
Loss on extraordinary item, net of tax                             -       (0.05)          -       (0.06)
Cumulative effect of a change in accounting principle              -           -       (4.27)          -
                                                          ----------  -----------  ----------  ----------
Adjusted net income (loss)                                $     0.25  $     0.35   $   (3.78)  $    0.57
                                                          ==========  ===========  ==========  ==========

Diluted earnings per share:
Reported net income before extraordinary item and
  cumulative effect of a change in accounting principle   $     0.25  $     0.26   $    0.49   $    0.38
Goodwill amortization                                              -        0.13           -        0.24
                                                          ----------  -----------  ----------  ----------
Adjusted reported net income before extraordinary item
  and cumulative effect of a change in accounting
  principle                                                     0.25        0.39        0.49        0.62
Loss on extraordinary item, net of tax                             -       (0.05)          -       (0.06)
Cumulative effect of a change in accounting principle              -           -       (4.22)          -
                                                          ----------  -----------  ----------  ----------
Adjusted net income (loss)                                $     0.25  $     0.34   $   (3.73)  $    0.56
                                                          ==========  ===========  ==========  ==========

      IMPAIRMENT OF LONG-LIVED ASSETS - The carrying value of long-lived assets, principally property and equipment, is reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets or group of assets may not be recoverable. For property and equipment held for use, the determination of recoverability is made based upon the estimated undiscounted future net cash flows of the related asset. Property and equipment held for sale are recorded at the lower of net book value or net realizable value. See "-New Accounting Pronouncements."

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


      CAPITALIZED INTEREST - Interest costs for the construction and upgrade of qualifying assets are capitalized. The Company recorded $9.4 million and $30.5 million in capitalized interest costs on construction work in progress for the three and six months ended June 30, 2001, respectively. No interest cost was capitalized during the three and six months ended June 30, 2002.

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

     COMPREHENSIVE INCOME - The components of total comprehensive income for the three and six months ended June 30, 2002 and 2001, respectively, are as follows (in millions):

                                                               Three Months Ended         Six Months Ended
                                                                     June 30,                  June 30,
                                                             ------------------------  -----------------------
                                                                2002         2001         2002        2001
                                                             -----------  -----------  ----------  -----------
Net income (loss)                                            $     80.0   $     68.5   $(1,206.4)  $     99.0
Gain on terminated interest rate swaps                                -            -           -          4.1
Amortization of gain on terminated interest rate swaps                -         (0.1)       (0.1)        (0.1)
Change in unrealized loss on cash flow hedges                         -          0.9           -         (0.5)
Change in unrealized loss on securities available for sale            -          0.7         0.1         (0.4)
Change in share of unrealized loss in unconsolidated
  joint venture's interest rate swaps                              (1.0)           -         2.1            -
                                                             -----------  -----------  ----------  -----------
     Total comprehensive income (loss)                       $     79.0   $     70.0   $(1,204.3)  $    102.1
                                                             ===========  ===========  ==========  ===========

     The components of accumulated other comprehensive income as of June 30, 2002 and December 31, 2001 are as follows (in millions):

                                                                                 June 30,    December 31,
                                                                                   2002          2001
                                                                                ----------  --------------
Gain on terminated interest rate swaps                                          $     3.8   $         3.9
Unrealized loss on securities available for sale                                     (0.5)           (0.6)
Share of unrealized loss in unconsolidated joint venture's interest rate swaps       (3.5)           (5.6)
                                                                                ----------  --------------
     Accumulated other comprehensive income                                     $    (0.2)  $        (2.3)
                                                                                ==========  ==============

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

     NEW ACCOUNTING PRONOUNCEMENTS - In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS 142 effective January 1, 2002. In conjunction with the adoption of this statement, the Company has discontinued the amortization of goodwill. Application of the non-amortization provisions of SFAS 142 for goodwill is expected to result in an increase in operating income of approximately $155 million in 2002. See "-Goodwill."

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

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the requirement under SFAS 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of related income tax effect. This statement also amends SFAS 13 to require certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishment that do not meet the criteria for extraordinary item in APB 30. The statement is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company will adopt SFAS 145 effective January 1, 2003. Management does not expect adoption of this statement to have a material effect on the Company's consolidated financial position or results of operations.

     In July 2002, the FASB issued SFAS 146, Obligations Associated with Disposal Activities, which is effective for disposal activities initiated after December 15, 2002, with early application encouraged. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under this statement, a liability for a cost associated with an exit or disposal activity would be recognized and measured at its fair value when it is incurred rather than at the date of commitment to an exit plan. Under SFAS 146, severance pay would be recognized over time rather than up front provided the benefit arrangement requires employees to render future service beyond a "minimum retention period", which would be based on the legal notification period, or if there is no such requirement, 60 days, thereby allowing a liability to be recorded over the

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


employees' future service period. The Company will adopt SFAS 146 effective with disposal activities initiated after December 15, 2002. Management does not expect adoption of this statement to have a material effect on the Company's consolidated financial position or results of operations.

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

     The purchase price included, at estimated fair value at January 31, 2001, current assets of $672 million, drilling and other property and equipment of $4,010 million, other assets of $160 million and the assumption of current liabilities of $338 million, other net long-term liabilities of $242 million and long-term debt of $3,206 million. The excess of the purchase price over the estimated fair value of net assets acquired was $5,630 million, which was accounted for as goodwill and is reviewed for impairment annually in accordance with SFAS 142. See Note 2.

     In conjunction with the R&B Falcon merger, the Company established a liability of $16.5 million for the estimated severance-related costs associated with the involuntary termination of 569 R&B Falcon employees pursuant to management's plan to consolidate operations and administrative functions post-merger. Included in the 569 planned involuntary terminations were 387 employees engaged in the Company's land drilling business in Venezuela. The Company has suspended active marketing efforts to divest this business and, as a result, the estimated liability was reduced by $4.3 million in the third quarter of 2001 with an offset to goodwill. Through June 30, 2002 all required severance-related costs were paid to 182 employees whose positions were eliminated as a result of this plan.

     Unaudited pro forma combined operating results of the Company and R&B Falcon assuming the merger was completed as of January 1, 2001 are summarized as follows (in millions, except per share data):

                                       Six Months Ended
                                         June 30, 2001
                                       ----------------
Operating revenues                     $        1,428.1
Operating income                                  252.1
Net income from continuing operations             102.0
Basic earnings per share               $           0.32
Diluted earnings per share                         0.31

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


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

NOTE 4 -  DEBT

     Debt, net of unamortized discounts, premiums and fair value adjustments, is comprised of the following (in millions):

                                                                               June 30,   December 31,
                                                                                 2002         2001
                                                                               ---------  -------------
Commercial Paper.                                                              $       -  $       326.4
6.5% Senior Notes, due April 2003                                                  240.1          240.5
9.125% Senior Notes, due December 2003                                              90.7           92.0
Term Loan Agreement - final maturity December 2004                                 350.0          400.0
6.75% Senior Notes, due April 2005                                                 359.5          354.6
7.31% Nautilus Class A1 Amortizing Notes - final maturity May 2005                 124.2          142.9
9.41% Nautilus Class A2 Notes, due May 2005                                         52.1           52.4
Secured Rig Financing                                                                  -           50.6
6.95% Senior Notes, due April 2008                                                 259.1          252.3
9.5% Senior Notes, due December 2008                                               352.2          348.1
6.625% Notes, due April 2011                                                       739.5          711.7
7.375% Senior Notes, due April 2018                                                250.5          250.5
Zero Coupon Convertible Debentures, due May 2020 (put options exercisable
  May 2003, May 2008 and May 2013)                                                 519.6          512.2
1.5% Convertible Debentures, due May 2021 (put options exercisable May 2006,
  May 2011 and May 2016)                                                           400.0          400.0
8% Debentures, due April 2027                                                      198.0          197.9
7.45% Notes, due April 2027 (put options exercisable April 2007)                    94.5           94.4
7.5% Notes, due April 2031                                                         597.3          597.3
                                                                               ---------  -------------
   Total Debt                                                                  $ 4,627.3  $     5,023.8
   Less Debt Due Within One Year (a)                                               924.7          484.4
                                                                               ---------  -------------
   Total Long-Term Debt                                                        $ 3,702.6  $     4,539.4
                                                                               =========  =============

(a) The Zero Coupon Convertible Debentures are classified as debt due within one year since the put option can be exercised in May 2003.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


     The scheduled maturity of the face value of the Company's debt assumes the put options on the Zero Coupon Convertible Debentures, 1.5% Convertible Debentures and 7.45% Notes will be exercised in May 2003, May 2006 and April 2007, respectively, and is as follows (in millions):

                                      Twelve
                                      Months
                                      Ending
                                     June 30,
                                     ---------
          2003                       $   948.2
          2004                           280.2
          2005                           517.3
          2006                           400.0
          2007                           100.0
          Thereafter                   2,300.0
                                     ---------
              Total                  $ 4,545.7
                                     =========

     Commercial Paper Program - The Company's Revolving Credit Agreements, a $550.0 million five-year revolving credit agreement dated December 29, 2000 and a $250.0 million 364-day revolving credit agreement dated December 27, 2001, provide liquidity for commercial paper borrowings. At June 30, 2002, no amounts were outstanding under the Commercial Paper Program or under the Revolving Credit Agreements.

     Term Loan Agreement - The Company is party to an amortizing unsecured five-year term loan agreement dated as of December 16, 1999. Amounts outstanding under the Term Loan Agreement bear interest at the Company's option, at a base rate or London Interbank Offered Rate ("LIBOR") plus a margin (0.70 percent per annum at June 30, 2002) that varies depending on the Company's senior unsecured public debt rating. The debt began to amortize in March 2002, at a rate of $25.0 million per quarter in 2002. In 2003 and 2004, the debt amortizes at a rate of $37.5 million per quarter. As of June 30, 2002, $350.0 million was outstanding under this agreement.

     Exchange Offer - In March 2002, the Company completed exchange offers and consent solicitations for the 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% notes of R&B Falcon. As a result of these exchange offers and consent solicitations, approximately $234.5 million, $342.3 million, $247.8 million $246.5 million, $76.9 million, and $289.8 million principal amount of the outstanding 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% notes, respectively, of R&B Falcon were exchanged for newly issued 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% notes of the Company having the same principal amount, interest rate, redemption terms and payment and maturity dates (and accruing interest from the last date for which interest had been paid on the R&B Falcon notes). Because the holders of a majority in principal amount of each of these series of notes consented to the proposed amendments to the applicable indenture pursuant to which the notes were issued, some covenants, restrictions and events of default were eliminated from the indentures with respect to these series of notes. After the exchange approximately $5.0 million, $7.7 million, $2.2 million, $3.5 million, $10.2 million and $10.2 million principal amount of the outstanding 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% notes, respectively, not exchanged remain the obligation of R&B Falcon. These notes are combined with the notes of the corresponding series issued by the Company in the above table. In connection with the exchange offers, an aggregate of $8.3 million in consent payments was made by R&B Falcon to holders of R&B Falcon notes whose notes were tendered (and not validly withdrawn) within the required time period and accepted for exchange. The consent payments will be amortized as an increase to interest expense over the remaining term of the respective notes using the interest method. As a result of this amortization, interest expense for 2002 is expected to increase approximately $1.3 million.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


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

     Redeemed and Repurchased Debt - On April 10, 2001, R&B Falcon acquired pursuant to a tender offer all of the approximately $400.0 million principal amount outstanding 11.375% Senior Secured Notes due 2009 of its affiliate, RBF Finance Co., at 122.51 percent, or $1,225.10 per $1,000 principal amount, plus accrued and unpaid interest. On April 6, 2001, RBF Finance Co. also redeemed all of the approximately $400.0 million principal amount outstanding 11% Senior Secured Notes due 2006 at 125.282 percent, or $1,252.82 per $1,000 principal amount, plus accrued and unpaid interest, and R&B Falcon redeemed all of the approximately $200.0 million principal amount outstanding 12.25% Senior Notes due 2006 at 130.675 percent or $1,306.75 per $1,000 principal amount, plus accrued and unpaid interest. The Company funded the redemption from the issuance of the 6.625% Notes and 7.5% Notes in April 2001. In the second quarter of 2001, the Company recognized an extraordinary loss, net of tax, of $18.9 million ($0.06 per diluted share) on the early extinguishment of this debt.

     On March 30, 2001, pursuant to an offer made in connection with the Company's acquisition of R&B Falcon, Cliffs Drilling Company ("Cliffs Drilling"), a wholly owned subsidiary of R&B Falcon, acquired approximately $0.1 million of the 10.25% Senior Notes due 2003 at an amount equal to 101 percent of the principal amount. On May 18, 2001, Cliffs Drilling redeemed all of the approximately $200.0 million principal amount outstanding 10.25% Senior Notes due 2003, at 102.5 percent, or $1,025.00 per $1,000 principal amount, plus interest accrued to the redemption date. As a result, the Company recognized an extraordinary gain, net of tax, of $1.6 million ($0.01 per diluted share) in the second quarter of 2001 relating to the early extinguishment of this debt.

NOTE 5 - OTHER CURRENT LIABILITIES

     Other  current  liabilities  are  comprised of the following (in millions):

                                             June 30,   December 31,
                                               2002         2001
                                            ---------  -------------
Accrued Payroll and Employee Benefits       $   119.8  $       134.2
Accrued Interest                                 34.5           38.8
Contract Disputes and Legal Claims               27.6           47.5
Accrued Taxes, Other than Income                 22.6           26.6
Deferred Revenue                                 16.8           18.2
Other                                            15.1           18.1
                                            ---------  -------------
                                            $   236.4  $       283.4
                                            =========  =============

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


NOTE 6 -  INTEREST RATE SWAPS

     In February 2002, the Company entered into interest rate swap agreements with a group of banks in the aggregate notional amount of $900.0 million relating to the Company's $350.0 million aggregate principal amount of 6.75% Senior Notes due April 2005, $250.0 million aggregate principal amount of 6.95% Senior Notes due April 2008 and $300.0 million aggregate principal amount of 9.5% Senior Notes due December 2008. The objective of each transaction is to protect the debt against changes in fair value due to changes in the benchmark interest rate. Under each interest rate swap, the Company receives the fixed rate equal to the coupon of the hedged item and pays the floating rate (LIBOR) plus a margin of 246 basis points, 171 basis points and 413 basis points, respectively, which are designated as the respective benchmark interest rates, on each of the interest payment dates until maturity of the respective notes. The hedges are considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rates over their term. As a result, the shortcut method applies and there is no need to periodically reassess the effectiveness of the hedges during the term of the swaps.

     At June 30, 2002, the market value of the Company's outstanding interest rate swaps was a net asset of $63.0 million and was included in other assets, with corresponding increases to long-term debt and debt due within one year, as appropriate.

     Deepwater Drilling L.L.C., an unconsolidated subsidiary in which the Company has a 50 percent ownership interest, has entered into interest rate swaps with aggregate market values netting to a liability of $7.9 million at June 30, 2002. The Company's interest in these swaps has been included in accumulated other comprehensive income with a corresponding reduction to investments in and advances to joint ventures.

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

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


     Operating revenues and income before income taxes, minority interest, extraordinary item and cumulative effect of a change in accounting principle by segment are as follows (in millions):

                                                                  Three Months Ended   Six Months Ended
                                                                        June 30,            June 30,
                                                                    ----------------  --------------------
                                                                     2002     2001      2002       2001
                                                                    -------  -------  ---------  ---------
Operating Revenues
   International and U.S. Floater Contract Drilling Services        $609.1   $598.6   $1,232.3   $1,065.2
   Gulf of Mexico Shallow and Inland Water                            37.1    153.9       81.8      243.3
   Elimination of intersegment revenues                                  -     (0.3)         -       (6.2)
                                                                    -------  -------  ---------  ---------
       Total Operating Revenues                                     $646.2   $752.2   $1,314.1   $1,302.3
                                                                    -------  -------  ---------  ---------

Income before Income Taxes, Minority Interest, Extraordinary Item and Cumulative Effect of a Change in Accounting Principle
   International and U.S. Floater Contract Drilling Services        $185.9   $156.3   $  380.8   $  233.5
   Gulf of Mexico Shallow and Inland Water                           (30.9)    36.5      (63.7)      48.5
                                                                    -------  -------  ---------  ---------
                                                                     155.0    192.8      317.1      282.0
Unallocated general and administrative expense                       (16.0)   (14.6)     (35.8)     (29.4)
Unallocated other income (expense)                                   (44.7)   (59.1)     (95.2)     (91.5)
                                                                    -------  -------  ---------  ---------
       Total Income before Income Taxes, Minority Interest,
         Extraordinary Item and Cumulative Effect of a Change
         in accounting Principle                                    $ 94.3   $119.1   $  186.1   $  161.1
                                                                    =======  =======  =========  =========

     Total assets by segment are as follows (in millions):

                                                                                   June 30,   December 31,
                                                                                     2002         2001
                                                                                 ---------  -------------
   International and U.S. Floater Contract Drilling Services                     $13,960.1  $    14,219.3
   Gulf of Mexico Shallow and Inland Water                                         1,344.0        2,800.5
                                                                                 ---------  -------------
       Total Assets                                                              $15,304.1  $    17,019.8
                                                                                 =========  =============

NOTE 8 -  ASSET  DISPOSITIONS  AND  IMPAIRMENT  LOSS

     In June 2002, the Company sold a jackup rig, the RBF 209, and recognized a net after-tax loss of $1.5 million.

     In March 2002, the Company sold two semisubmersible rigs, the Transocean 96 and Transocean 97, for net proceeds of $30.7 million, resulting in a net after-tax gain of $1.3 million.

     During the six months ended June 30, 2002, the Company sold certain other non-strategic assets acquired in the R&B Falcon merger and certain other assets held for sale for net proceeds of approximately $14.7 million, resulting in a net after-tax gain of $0.7 million.

     In March 2002, the Company recorded a non-cash impairment charge in the Gulf of Mexico Shallow and Inland Water segment of $1.1 million. The impairment, relating to an asset held for sale, resulted from deterioration in current market conditions. The impairment was determined and measured based on an offer from a potential buyer.

     In February 2001, Sea Wolf Drilling Limited ("Sea Wolf"), a joint venture in which the Company holds a 25 percent interest, sold two semisubmersible rigs, the Drill Star and Sedco Explorer, to Pride International, Inc. In the first quarter of 2001, the Company recognized accelerated amortization of the deferred gain related to the Sedco Explorer of $18.5 million ($0.06 per diluted share), which is included in gain from sale of assets. The Company continued to operate the Drill Star, which has been renamed the Pride North Atlantic, under a bareboat charter agreement until October 2001, at which time the rig was returned to its owner. The amortization of the Drill Star's deferred gain was

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


accelerated and produced incremental gains in the three and six months ended June 30, 2001 of $13.7 million ($0.04 per diluted share) and $22.7 million ($0.07 per diluted share), respectively, which is included as a reduction of operating and maintenance expense.

NOTE 9 -  EARNINGS PER SHARE

     The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in millions, except per share data):

                                                                   Three Months Ended       Six Months Ended
                                                                        June 30,                  June 30,
                                                                 -----------------------  -----------------------
                                                                    2002        2001         2002        2001
                                                                 ----------  -----------  ----------  -----------
Income Before Extraordinary Item and Cumulative Effect of a
  Change in Accounting Principle                                 $     80.0  $     85.8   $   157.3   $    116.3
Loss on Extraordinary Item, net of tax                                    -       (17.3)          -        (17.3)
Cumulative Effect of a Change in Accounting Principle                     -           -    (1,363.7)           -
                                                                 ----------  -----------  ----------  -----------
Net Income (Loss)                                                $     80.0  $     68.5   $(1,206.4)  $     99.0
                                                                 ==========  ===========  ==========  ===========
Weighted-Average Shares Outstanding
Shares for basic earnings per share                                   319.1       318.2       319.1        299.5
Effect of dilutive securities:
    Employee stock options and unvested stock grants                    2.7         3.9         2.6          3.4
    Warrants to purchase ordinary shares                                2.1         2.9         1.9          2.4
                                                                 ----------  -----------  ----------  -----------
Adjusted weighted-average shares and assumed conversions for
  diluted earnings per share                                          323.9       325.0       323.6        305.3
                                                                 ==========  ===========  ==========  ===========
Basic Earnings (Loss) Per Share
  Income Before Extraordinary Item and Cumulative Effect of a
    Change in Accounting Principle                               $     0.25  $     0.27   $    0.49   $     0.39
  Loss on Extraordinary Item, net of tax                                  -       (0.05)          -        (0.06)
  Cumulative Effect of a Change in Accounting Principle                   -           -       (4.27)           -
                                                                 ----------  -----------  ----------  -----------
  Net Income (Loss)                                              $     0.25  $     0.22   $   (3.78)  $     0.33
                                                                 ==========  ===========  ==========  ===========
Diluted Earnings (Loss) Per Share
  Income Before Extraordinary Item and Cumulative Effect of a
    Change in Accounting Principle                               $     0.25  $     0.26   $    0.49   $     0.38
  Loss on Extraordinary Item, net of tax                                  -       (0.05)          -        (0.06)
  Cumulative Effect of a Change in Accounting Principle                   -           -       (4.22)           -
                                                                 ----------  -----------  ----------  -----------
  Net Income (Loss)                                              $     0.25  $     0.21   $   (3.73)  $     0.32
                                                                 ==========  ===========  ==========  ===========

     Ordinary shares subject to issuance pursuant to the conversion features of the Company's convertible debentures are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share because the effect of including those shares is anti-dilutive.

NOTE  10  -  CONTINGENCIES

     Legal Proceedings - The Company was a defendant in Bryant, et al. v. R&B Falcon Drilling USA, Inc., et al. in the U.S. District Court for the Southern District of Texas, Houston Division. R&B Falcon Drilling USA is a wholly owned indirect subsidiary of R&B Falcon. In this suit, the plaintiffs alleged that R&B Falcon Drilling USA, the Company and a number of other offshore drilling contractors with operations in the U.S. Gulf of Mexico engaged in a conspiracy to depress wages and benefits paid to certain of their offshore employees. The plaintiffs contended that this alleged conduct violated federal antitrust law and constituted unfair trade practices and wrongful employment acts under state law. The plaintiffs sought treble damages, attorneys' fees and costs on behalf of themselves and an alleged class of offshore workers, along with an injunction against exchanging certain wage and benefit information with other offshore drilling contractors named as defendants. In May 2001, the Company reached an agreement in principle with the plaintiffs' counsel to settle all claims,

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


pending Court approval of the settlement. In July 2001, before the Court had considered the proposed settlement, the case, along with a number of unrelated cases also pending in the federal court in Galveston, was transferred to a federal judge sitting in Houston as a docket equalization measure. The judge approved the settlement, and the funds were deposited with the court in June 2002. The terms of the settlement have been reflected in the Company's results of operations for the first quarter of 2001. The settlement did not have a material adverse effect on its business or consolidated financial position.

     In December 1998, Mobil North Sea Limited ("Mobil") purportedly terminated its contract for use of the Jack Bates based on failure of two mooring lines while anchor recovery operations at a Mobil well location had been suspended during heavy weather. The Company did not believe that Mobil had the right to terminate this contract. The Company later recontracted the Jack Bates to Mobil at a lower dayrate. The Company filed a request for arbitration with the London Court of International Arbitration seeking damages for the termination, and Mobil in turn counterclaimed against the Company seeking damages for the Company's alleged breaches of the original contract. The case was settled in July 2002 and the proceedings dismissed. The ultimate outcome of this case did not have a material adverse effect on the Company's business or consolidated financial position.

     In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against Cliffs Drilling, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. The Company has appealed such judgment. The Company believes that all but potentially the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of Cliffs Drilling; however, the insurers and underwriters have denied coverage. Cliffs Drilling has instituted litigation against those insurers and underwriters to enforce its rights under the relevant policies. The Company does not expect that the ultimate outcome of this case will have a material adverse effect on its business or consolidated financial position.

     The Company has certain other actions or claims pending that have been previously discussed and reported in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2002, its Annual Report on Form 10-K for the year ended December 31, 2001 and the Company's other reports filed with the Securities and Exchange Commission. There have been no material developments in these previously reported matters. The Company and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of the Company's business. The Company does not believe that ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on its business or consolidated financial position.

     Letters of Credit and Surety Bonds - The Company had letters of credit outstanding at June 30, 2002 totaling $63.9 million. These letters of credit outstanding guarantee various contract bidding and insurance activities. In January 2002, the Company terminated its $70.0 million letter of credit facility secured by mortgages on five drilling units, the J.W. McLean, J.T. Angel, Randolph Yost, D.R. Stewart and George H. Galloway.

     As is customary in the contract drilling business, the Company also has various surety bonds totaling $221.9 million in place that secure customs obligations relating to the importation of rigs as well as certain performance and other obligations.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


NOTE 11 - SUBSEQUENT EVENTS

     In July 2002, the Company announced that it plans to pursue a divestiture of its Gulf of Mexico Shallow and Inland Water business. Under this plan, the Gulf of Mexico Shallow and Inland Water business would be separated from the Company and established as a publicly traded company. The Company currently anticipates that it will establish R&B Falcon as the entity that owns this business. The Company plans to transfer assets not used in this business from R&B Falcon, which will be renamed in connection with the transaction, to the Company's other subsidiaries, and these internal transfers will not affect the consolidated financial statements of Transocean. The initial public offering of that company is currently being prepared. The Company anticipates completing the initial public offering when market conditions warrant, subject to various factors. Given the current general uncertainty in the equity markets, the Company is unsure when the transaction could be completed on terms acceptable to it. The Company expects to sell a portion of its interest in R&B Falcon in the initial public offering.

     In July 2002, the Company received a $4.2 million settlement of a loss of hire insurance claim for an incident that occurred in 1998 in which the Sedco 710 was damaged from a collision with a supply boat. The settlement will be recorded in operating revenues in the third quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

OVERVIEW

     Transocean Inc. (formerly known as "Transocean Sedco Forex Inc.", together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company," "Transocean," "we," "us" or "our") is a leading international provider of offshore and inland marine contract drilling services for oil and gas wells. As of July 31, 2002, we owned, had partial ownership interests in or managed more than 150 mobile offshore and barge drilling units. As of this date, our active fleet of core assets consisted of 31 high-specification drillships and semisubmersibles ("floaters"), 29 other floaters, 52 jackup rigs, 35 drilling barges, four tenders and three submersible drilling rigs. In addition, the fleet included non-core assets consisting of a platform drilling rig, a mobile offshore production unit and nine land drilling rigs in Venezuela. We contract our drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. We also provide additional services, including management of third-party well service activities.

     On January 31, 2001, we completed a merger transaction with R&B Falcon Corporation ("R&B Falcon"). At the time of the merger, R&B Falcon owned, had partial ownership interests in, operated or had under construction more than 100 mobile offshore drilling units and other units utilized in the support of offshore drilling activities. As a result of the merger, R&B Falcon became our indirect wholly owned subsidiary. The merger was accounted for as a purchase and we were the accounting acquiror. The condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2001 include two and five months, respectively, of operating results and cash flows for R&B Falcon.

     On May 9, 2002, we changed our name from Transocean Sedco Forex Inc. to Transocean Inc.

     On May 9, 2002, our Board of Directors voted to discontinue the payment of a cash dividend after the cash dividend payable on June 13, 2002 to shareholders of record on May 30, 2002.

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

     In July 2002, we announced plans to pursue a divestiture of our Gulf of Mexico Shallow and Inland Water business. Under this plan, our Gulf of Mexico Shallow and Inland Water business would be separated from Transocean and established as a publicly traded company. We currently anticipate that we will establish R&B Falcon as the entity that owns this business. We plan to transfer assets not used in this business from R&B Falcon, which will be renamed in connection with the transaction, to our other subsidiaries, and these internal transfers will not affect the consolidated financial statements of Transocean. The initial public offering is currently being prepared. We anticipate completing the initial public offering when market conditions warrant, subject to various factors. Given the current general uncertainty in the equity markets, we are unsure when the transaction could be completed on terms acceptable to us. We expect to sell a portion of our interest in R&B Falcon in the initial public offering.

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

     Allowance for doubtful accounts - We establish reserves for doubtful accounts on a case-by-case basis when we believe the required payment of specific amounts owed to us is unlikely to occur. We derive a majority of our revenue from services to international oil companies and government-owned or government-controlled oil companies. Our receivables are concentrated in various countries. We generally do not require collateral or other security to support customer receivables. If the financial condition of our customers was to deteriorate or their access to freely convertible currency was restricted, and these developments resulted in impairment of their ability to make the required payments, we may be required to make additional allowances.

     Valuation allowance for deferred tax assets - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, we would be required to make an adjustment to the valuation allowance. This would reduce income in the period such determination was made.

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

     During the first quarter of 2002, we performed the initial test of impairment of goodwill on our two reporting units, "International and U.S. Floater Contract Drilling Services" and "Gulf of Mexico Shallow and Inland Water." The test was applied utilizing the fair value of the reporting units as of January 1, 2002 and was determined based on a combination of each reporting unit's discounted cash flows and publicly traded company multiples and acquisition multiples of comparable businesses. There was no goodwill impairment for the International and U.S. Floater Contract Drilling Services reporting unit. However, because of continued deterioration in the Gulf of Mexico Shallow and Inland Water business segment since the completion of the R&B Falcon merger, we recognized a $1,363.7 million impairment of goodwill as a cumulative effect of a change in accounting principle in the quarter ended March 31, 2002. Our goodwill balance, after giving effect to the goodwill write down, is $5.1 billion as of June 30, 2002. See Note 2 to our consolidated financial statements in our Annual Report on Form 10-K.

     Contingent liabilities - We establish reserves for estimated loss contingencies when we believe a loss is probable and we can reasonably estimate the amount of the loss. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect our previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter. Should the outcome differ from our assumptions and estimates, we would be required to make revisions to the estimated reserves for contingent liabilities.

     Contract preparation and mobilization revenues and expenses - Costs we incur to prepare and mobilize drilling units for new drilling contracts are deferred from the date we have a firm commitment from the customer and recognized as operating and maintenance expense over the estimated primary term of the drilling contract. Revenues we earned during or as a result of the contract preparation and mobilization periods are also deferred and recognized over the estimated primary term of the drilling contract. If a customer prematurely terminates the contract, we would recognize any unamortized deferred costs and revenues in the period the contract was terminated.

OPERATING RESULTS

QUARTER ENDED JUNE 30, 2002 COMPARED TO QUARTER ENDED JUNE 30, 2001

     Our results of operations are aggregated into two segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. Operating income (loss) before general and administrative expenses for the three months ended June 30, 2002 and 2001 was $185.9 million and $156.3 million, respectively, in our International and U.S. Floater Contract Drilling Services segment and $(30.9) million and $36.5 million, respectively, in our Gulf of Mexico Shallow and Inland Water segment.


                                                               Three Months Ended
                                                                     June 30,
                                                             ----------------------              %
                                                                2002        2001      Change   Change
                                                             ----------  ----------  --------  -------
                                                                   (In millions, except % change)
OPERATING REVENUES
  International and U.S. Floater Contract Drilling Services  $    609.1  $    598.6  $  10.5      1.8%
  Gulf of Mexico Shallow and Inland Water                          37.1       153.6   (116.5)  (75.8)%
                                                             ----------  ----------  --------  -------
                                                             $    646.2  $    752.2  $(106.0)  (14.1)%
                                                             ==========  ==========  ========  =======

     The increase in International and U.S. Floater Contract Drilling Services operating revenues resulted primarily from $26 million in revenues from two newbuilds placed into service subsequent to the second quarter of 2001 and $5 million in revenues from two jackup rigs transferred into this segment from the Gulf of Mexico Shallow and Inland Water segment. These increases were partly offset by a $12 million decrease in revenues from three rigs transferred to assets held for sale subsequent to the second quarter of 2001, a $7 million decrease in revenues from two rigs sold subsequent to the second quarter of 2001, a $13 million decrease in revenues from three leased rigs returned to their owners and an $11 million decrease in revenues related to the Deepwater Frontier (See " - Related Party Transactions") following the expiration of our lease with a related party late in 2001. Revenues for the remaining core assets in this segment increased $37.3 million. Average dayrates for these core assets increased from $84,600 for the quarter ended June 30, 2001 to $93,700 for the quarter ended June 30, 2002 while utilization for these core assets decreased from 81 percent for the quarter ended June 30, 2001 to 79 percent for the quarter ended June 30, 2002. Operating revenues for non-core assets in this segment decreased $14 million and resulted primarily from the sale in the fourth quarter of 2001 of RBF FPSO L.P., which owned the Seillean, and the winding up of our turnkey drilling business early in 2001.

     The decrease in the Gulf of Mexico Shallow and Inland Water operating revenues resulted primarily from the continued weakness of the Gulf of Mexico shallow and inland water market segment, a decline that began in mid-2001, and the transfer of two jackup rigs from this segment into the International and U.S. Floater Contract Drilling Services segment, which represented a decrease of $7 million in revenues. Excluding the two jackup rigs transferred into the International and U.S. Floater Contract Drilling Services, average dayrates and utilization for core assets in this segment decreased from $31,300 and 71 percent, respectively, for the quarter ended June 30, 2001 to $20,700 and 27 percent, respectively, for the quarter ended June 30, 2002.

                                                               Three Months Ended
                                                                     June 30,
                                                             ----------------------              %
                                                                2002        2001      Change   Change
                                                             ----------  ----------  --------  -------
                                                                   (In millions, except % change)
OPERATING AND MAINTENANCE
  International and U.S. Floater Contract Drilling Services  $    320.1  $    316.1  $   4.0     1.3%
  Gulf of Mexico Shallow and Inland Water                          45.5        78.2    (32.7)  (41.8)%
                                                             ----------  ----------  --------  -------
                                                             $    365.6  $    394.3  $ (28.7)   (7.3)%
                                                             ==========  ==========  ========  =======

     The increase in International and U.S. Floater Contract Drilling Services operating expenses resulted primarily from two newbuilds placed into service and two jackup rigs transferred into this segment from the Gulf of Mexico Shallow and Inland Water segment subsequent to the second quarter of 2001 and the accelerated amortization of the Drill Star's deferred gain, which produced incremental gains in the quarter ended June 30, 2001 of $13.7 million ($.04 per diluted share), with no equivalent expense reduction in the second quarter of 2002. These increases were partly offset by a decrease in expenses from three rigs transferred to assets held for sale subsequent to the second quarter in 2001, a decrease in expenses from nine rigs sold subsequent to the second quarter in 2001, a decrease in expenses from three leased rigs returned to their owners and a decrease in expenses related to the Deepwater Frontier (See " - Related Party Transactions) following the expiration of our lease with a related party late in 2001.

     The decrease in Gulf of Mexico Shallow and Inland Water operating expenses was primarily a result of lower costs in 2002 resulting from stacking idle rigs, reducing employee count and postponing maintenance projects, coupled with the transfer of two jackup rigs out of this segment into the International and U.S. Floater Contract Drilling Services segment subsequent to the second quarter of 2001.

                                                               Three Months Ended
                                                                     June 30,
                                                             ----------------------              %
                                                                2002        2001      Change   Change
                                                             ----------  ----------  --------  -------
                                                                   (In millions, except % change)
DEPRECIATION
  International and U.S. Floater Contract Drilling Services  $    101.4  $     95.2  $   6.2     6.5%
  Gulf of Mexico Shallow and Inland Water                          22.9        28.5     (5.6)  (19.6)%
                                                             ----------  ----------  --------  -------
                                                             $    124.3  $    123.7  $   0.6     0.5 %
                                                             ==========  ==========  ========  =======

     The increase in International and U.S. Floater Contract Drilling Services depreciation expense resulted primarily from four newbuild drilling units placed into service during and subsequent to the second quarter of 2001 and the transfer of two jackup rigs into this segment from the Gulf of Mexico Shallow and Inland Water segment subsequent to the second quarter of 2001. This increase was partially offset by lower expense resulting from the suspension of depreciation on certain rigs transferred to assets held for sale and the sale of various rigs from our active fleet subsequent to the second quarter of 2001.

     The decrease in Gulf of Mexico Shallow and Inland Water depreciation expense resulted primarily from the movement of two jackup rigs out of this segment into the International and U.S. Floater Contract Drilling Services segment subsequent to the second quarter of 2001, the suspension of depreciation on certain rigs transferred to assets held for sale and the sale of various rigs from our active fleet subsequent to the second quarter of 2001.

                                                               Three Months Ended
                                                                   June 30,
                                                             ----------------------               %
                                                                2002        2001      Change    Change
                                                             ----------  ----------  --------  --------
                                                                   (In millions, except % change)
GOODWILL AMORTIZATION
  International and U.S. Floater Contract Drilling Services  $        -  $     30.2  $ (30.2)  (100.0)%
  Gulf of Mexico Shallow and Inland Water                             -        11.2    (11.2)  (100.0)%
                                                             ----------  ----------  --------  --------
                                                             $        -  $     41.4  $ (41.4)  (100.0)%
                                                             ==========  ==========  ========  ========

     We adopted SFAS 142, Goodwill and Other Intangible Assets, as of January 1, 2002. As a result, goodwill is no longer amortized but is reviewed at least annually for impairment. See Note 2 to our condensed consolidated financial statements.

                                                                Three Months Ended
                                                                     June 30,
                                                              ----------------------             %
                                                                 2002        2001     Change   Change
                                                              ----------  ----------  -------  -------
                                                                    (In millions, except % change)

GENERAL AND ADMINISTRATIVE                                    $     16.0  $     14.6  $   1.4     9.6%
                                                              ==========  ==========  =======  =======

     General and administrative expense for the three months ended June 30, 2001 included a credit of $1.3 million attributable to the favorable settlement of an unemployment tax assessment.

                                                                Three Months Ended
                                                                     June 30,
                                                             ------------------------               %
                                                                2002         2001       Change    Change
                                                             -----------  -----------  --------  --------
                                                                    (In millions, except % change)
GAIN (LOSS) FROM SALE OF ASSETS, NET
  International and U.S. Floater Contract Drilling Services  $     (1.7)  $     (0.8)  $  (0.9)  (112.5)%
  Gulf of Mexico Shallow and Inland Water                           0.4          0.8      (0.4)   (50.0)%
                                                             -----------  -----------  --------  --------
                                                             $     (1.3)  $        -   $  (1.3)  (100.0)%
                                                             ===========  ===========  ========  ========

     During the three months ended June 30, 2002, the International and U.S. Floater Contract Drilling Services segment recognized a pre-tax loss of $2.4 million from the sale of the RBF 209 partially offset by a net pre-tax gain of $0.7 million related to the sale of certain non-strategic assets. During the three months ended June 30, 2001, net pre-tax losses of $0.8 million related to the sale of certain non-strategic assets.

     During the three months ended June 30, 2002 and June 30, 2001, the Gulf of Mexico Shallow and Inland Water segment recognized net pre-tax gains of $0.4 million and $0.8 million, respectively, related to the sale of certain non-strategic assets.

                                                Three Months Ended
                                                      June 30,
                                              ------------------------              %
                                                 2002         2001       Change   Change
                                              -----------  -----------  --------  -------
                                                     (In millions, except % change)
OTHER INCOME (EXPENSE), NET
  Equity in earnings of joint ventures        $      2.5   $      4.0   $  (1.5)  (37.5)%
  Interest income                                    5.7          4.7       1.0     21.3%
  Interest expense, net of amounts capitalized     (52.5)       (66.8)     14.3     21.4%
  Other, net                                        (0.4)        (1.0)      0.6     60.0%
                                              -----------  -----------  --------  -------
                                              $    (44.7)  $    (59.1)  $  14.4     24.4%
                                              ===========  ===========  ========  =======

     The decrease in equity in earnings of joint ventures was primarily related to our 60 percent share of earnings from Deepwater Drilling II L.L.C. ("DDII LLC"), which owns the Deepwater Frontier. The rig experienced decreased utilization in the second quarter of 2002 compared to the same period in 2001. The increase in interest income was primarily due to interest earned on higher average cash balances for the three months ended June 30, 2002 compared to the same period in 2001. The decrease in interest expense was attributable to reductions in interest expense of $8.0 million associated with debt refinancing and retirements during and subsequent to the second quarter of 2001, a decrease in the London Interbank Offered Rate ("LIBOR") of approximately 260 basis points that resulted in a $2.8 million reduction in interest expense on floating rate debt and a decrease of $0.7 million resulting from amortization of debt-related items. Additionally, we entered into interest rate swaps subsequent to the second quarter of 2001 that reduced interest expense by $13.5 million. These decreases were partially offset by an increase of $0.6 million in interest expense attributable to a full quarter of interest expense on debt incurred during the second quarter of 2001 and the absence of capitalized interest in the second quarter of 2002 compared to $9.4 million of capitalized interest for the same period in 2001 due to the completion of our newbuild projects in 2001.

                                    Three Months Ended
                                         June 30,
                                  ---------------------                %
                                     2002        2001      Change   Change
                                  ----------  ----------  --------  -------
                                        (In millions, except % change)

INCOME TAX EXPENSE                $     13.9  $     32.2  $ (18.3)  (56.8)%
                                  ==========  ==========  ========  =======

     We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes.

                                           Three Months Ended
                                                June 30,
                                         -----------------------              %
                                            2002        2001      Change   Change
                                         ----------  -----------  -------  -------
                                              (In millions, except % change)

LOSS ON EXTRAORDINARY ITEMS, NET OF TAX  $        -  $    (17.3)  $  17.3   100.0%
                                         ----------  -----------  -------  -------

     During the three months ended June 30, 2001, we recognized a $17.3 million extraordinary loss, net of tax, related to the early extinguishment of debt as described in Note 4 to our condensed consolidated financial statements.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

     Our results of operations are aggregated into two segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. Operating income (loss) before general and administrative expenses for the six months ended June 30, 2002 and 2001 was $380.8 million and $233.5 million, respectively, in our International and U.S. Floater Contract Drilling Services segment and $(63.7) million and $48.5 million, respectively, in our Gulf of Mexico Shallow and Inland Water segment.

                                                               Six Months Ended
                                                                   June 30,
                                                             --------------------               %
                                                               2002       2001      Change   Change
                                                             --------  ----------  --------  -------
                                                                 (In millions, except % change)
OPERATING REVENUES
  International and U.S. Floater Contract Drilling Services  $1,232.3  $  1,065.2  $ 167.1     15.7%
  Gulf of Mexico Shallow and Inland Water                        81.8       237.1   (155.3)  (65.5)%
                                                             --------  ----------  --------  -------
                                                             $1,314.1  $  1,302.3  $  11.8      0.9%
                                                             ========  ==========  ========  =======

     The increase in International and U.S. Floater Contract Drilling Services operating revenues resulted from a $94 million increase in revenues from R&B Falcon core assets in this segment representing a full six months of revenues in 2002 compared to five months of operations in 2001 and $77 million in revenues from four newbuild drilling units placed into service during and subsequent to the second quarter of 2001. In addition, operating revenues relating to historical Transocean core assets totaled $739 million for the six months ended June 30, 2002, representing a $90 million, or 14 percent, increase over the comparable 2001 period. Average dayrates and utilization for core assets included in this segment increased from $81,200 and 81 percent, respectively, for the six months ended June 30, 2001 to $89,300 and 83 percent, respectively, for the six months ended June 30, 2002. These increases were partly offset by a $19 million decrease in revenues related to the Deepwater Frontier (See " - Related Party Transactions") following the expiration of our lease with a related party late in 2001, a $20 million decrease from three leased rigs returned to their owners, a $10 million decrease related to a rig transferred to held for sale and a $6 million decrease in revenues related to rigs sold during 2002. Revenues from non-core assets decreased $55 million for the six months ended June 30, 2002 compared to the same period in 2001 primarily due to the sale of the RBF FPSO L.P., which owned the Seillean, and a decrease in turnkey drilling revenues of $38 million due to the winding up of our turnkey drilling business early in 2001.

     Although the Gulf of Mexico Shallow and Inland Water operating revenues represent a full six months of operations in 2002 compared to five months of operations in 2001, revenues decreased mainly due to the further weakening of the Gulf of Mexico Shallow and Inland Water market segment, a decline that began in mid-2001. In addition, the transfer of two jackup rigs from this segment into the International and U.S. Floater Contract Drilling Services segment resulted in a $12 million decrease in operating revenues. Excluding the two jackup rigs transferred into the International and U.S. Floater Contract Drilling Services, average dayrates and utilization for core assets in this segment decreased from $29,800 and 71 percent, respectively, for the six months ended June 30, 2001 to $20,500 and 29 percent, respectively, for the six months ended June 30, 2002.

                                                               Six Months Ended
                                                                   June 30,
                                                             --------------------               %
                                                               2002       2001      Change   Change
                                                             --------  ----------  --------  -------
                                                                  (In millions, except % change)
OPERATING AND MAINTENANCE
  International and U.S. Floater Contract Drilling Services  $  648.8  $    623.1  $  25.7      4.1%
  Gulf of Mexico Shallow and Inland Water                        97.8       122.1    (24.3)  (19.9)%
                                                             --------  ----------  --------  -------
                                                             $  746.6  $    745.2  $   1.4      0.2%
                                                             ========  ==========  ========  =======

     The increase in International and U.S. Floater Contract Drilling Services operating expenses was primarily a result of five months of R&B Falcon operations for the six months ended June 30, 2001 compared to a full six months of activity for the same period in 2002, the activation of four newbuild drilling units and two jackup rigs transferred into this segment from the Gulf of Mexico Shallow and Inland Water segment during and subsequent to the second quarter of 2001 and accelerated amortization of the Drill Star's deferred gain, which produced incremental gains in the six months ended June 30, 2001 of $22.7 million ($.07 per diluted share) with no equivalent expense reduction in the second quarter of 2002. These increases were partly offset by a decrease in expenses resulting from a rig transferred to assets held for sale subsequent to the second quarter in 2001, a decrease in expenses relating to nine rigs sold subsequent to the second quarter in 2001, a decrease in expenses related to three leased rigs returned to their owners, a decrease in expenses related to the Deepwater Frontier (See " - Related Party Transactions") following the expiration of our lease with a related party late in 2001 and the winding up of our turnkey drilling business in 2001.

     The decrease in Gulf of Mexico Shallow and Inland Water operating expenses in the six months ended June 30, 2002 resulted primarily from stacking idle rigs, reducing employee count and postponing maintenance projects coupled with the transfer of two jackup rigs out of this segment into the International and U.S. Floater Contract Drilling Services segment subsequent to the second quarter of 2001. This decrease was partially offset by a full six months of R&B Falcon operations in 2002 compared to five months of operations in 2001.

                                                              Six Months Ended
                                                                   June 30,
                                                             --------------------              %
                                                               2002       2001      Change   Change
                                                             --------  ----------  --------  -------
                                                                 (In millions, except % change)
DEPRECIATION
  International and U.S. Floater Contract Drilling Services  $  203.7  $    174.7  $  29.0     16.6%
  Gulf of Mexico Shallow and Inland Water                        46.2        48.4     (2.2)   (4.5)%
                                                             --------  ----------  --------  -------
                                                             $  249.9  $    223.1  $  26.8     12.0%
                                                             ========  ==========  ========  =======

     The increase in International and U.S. Floater Contract Drilling Services depreciation expense resulted primarily from a full six months of depreciation in 2002 on rigs acquired in the R&B Falcon merger compared to five months for the same period in 2001, depreciation expense for four newbuild drilling units placed into service during and subsequent to the first six months of 2001 and the transfer of two jackup rigs into this segment from the Gulf of Mexico Shallow and Inland Water segment. This increase was partially offset by lower expense due to the suspension of depreciation on certain rigs transferred to assets held for sale and the sale of various rigs, classified as assets held and used subsequent to the second quarter of 2001.

     The decrease in Gulf of Mexico Shallow and Inland Water depreciation expense resulted primarily from the transfer of two jackup rigs out of this segment into the International and U.S. Floater Contract Drilling Services segment and the suspension of depreciation on certain rigs transferred to assets held for sale and the sale of various rigs classified as assets held and used subsequent to the second quarter of 2001. These decreases were partially offset by a full six months of depreciation in 2002 on rigs acquired in the R&B Falcon merger compared to five months for the same period in 2001.

                                                               Six Months Ended
                                                                  June 30,
                                                             --------------------               %
                                                               2002       2001      Change    Change
                                                             --------  ----------  --------  --------
                                                                   (In millions, except % change)
GOODWILL AMORTIZATION
  International and U.S. Floater Contract Drilling Services  $      -  $     53.0  $ (53.0)  (100.0)%
  Gulf of Mexico Shallow and Inland Water                           -        18.6    (18.6)  (100.0)%
                                                             --------  ----------  --------  --------
                                                             $      -  $     71.6  $ (71.6)  (100.0)%
                                                             ========  ==========  ========  ========

     We adopted SFAS 142, Goodwill and Other Intangible Assets, as of January 1, 2002. As a result, goodwill is no longer amortized but is reviewed at least annually for impairment. See Note 2 to our condensed consolidated financial statements.

                                                                Six Months Ended
                                                                     June 30,
                                                              --------------------             %
                                                                2002       2001     Change   Change
                                                              --------  ----------  -------  -------
                                                                   (In millions, except % change)

GENERAL AND ADMINISTRATIVE                                    $   35.8  $     29.4  $   6.4    21.8%
                                                              ========  ==========  =======  =======

     The increase in general and administrative expense was primarily attributable to $3.9 million of costs related to the exchange of our debt for R&B Falcon debt in March 2002. The six months ended June 30, 2001 included a $1.3 million reduction in expense related to the favorable settlement of an unemployment tax assessment. In addition, expense increased due to the R&B Falcon merger and reflects additional costs to manage a larger, more complex organization for a full six months in 2002 compared to five months in 2001.

                                         Six Months Ended
                                             June 30,
                                      ---------------------                %
                                        2002        2001      Change    Change
                                      ---------  ----------  --------  --------
                                            (In millions, except % change)

IMPAIRMENT LOSS ON LONG-LIVED ASSETS  $   (1.1)  $       -   $  (1.1)  (100.0)%
                                      =========  ==========  ========  ========

     During the six months ended June 30, 2002, we recorded a non-cash impairment charge in the Gulf of Mexico Shallow and Inland Water segment of $1.1 million. The impairment, relating to an asset held for sale, resulted from deterioration in current market conditions. The impairment was determined and measured based on an offer from a potential buyer.

                                                               Six Months Ended
                                                                    June 30,
                                                             ---------------------               %
                                                               2002        2001      Change    Change
                                                             ---------  ----------  --------  --------
                                                                  (In millions, except % change)
GAIN FROM SALE OF ASSETS, NET
  International and U.S. Floater Contract Drilling Services  $    1.0   $     19.1  $ (18.1)   (94.8)%
  Gulf of Mexico Shallow and Inland Water                        (0.4)         0.5     (0.9)  (180.0)%
                                                             ---------  ----------  --------  --------
                                                             $    0.6   $     19.6  $ (19.0)   (96.9)%
                                                             =========  ==========  ========  ========

     During the six months ended June 30, 2002, the International and U.S. Floater Contract Drilling Services segment recognized net pre-tax gains of $3.4 million related to the sale of the Transocean 96, Transocean 97, a mobile offshore production unit and the sale of certain non-strategic assets. These net gains were partially offset by a net pre-tax loss of $2.4 million from the sale of the RBF 209. During the six months ended June 30, 2001, we recognized net pre-tax gains of $18.5 million related to the accelerated amortization of the deferred gain on the sale of the Sedco Explorer and $0.6 million from the sale of certain non-strategic assets.

     During the six months ended June 30, 2002, the Gulf of Mexico Shallow and Inland Water segment recognized net pre-tax losses of $1.4 million related to the sale of two mobile offshore production units and a land rig, partially offset by net pre-tax gains of $1.0 million on the sale of certain non-strategic assets. During the six months ended June 30, 2001, we recognized net pre-tax gains of $0.5 million from the sale of certain non-strategic assets.

                                                   Six Months Ended
                                                       June 30,
                                                ----------------------              %
                                                  2002        2001       Change   Change
                                                ---------  -----------  --------  -------
                                                     (In millions, except % change)
OTHER INCOME (EXPENSE), NET
  Equity in earnings of joint ventures          $    4.4   $      5.7   $  (1.3)  (22.8)%
  Interest income                                    9.9          8.3       1.6     19.3%
  Interest expense, net of amounts capitalized    (108.4)      (104.0)     (4.4)   (4.2)%
  Other, net                                        (1.1)        (1.5)      0.4     26.7%
                                                ---------  -----------  --------  -------
                                                $  (95.2)  $    (91.5)  $  (3.7)   (4.0)%
                                                =========  ===========  ========  =======

     The decrease in equity in earnings of joint ventures was primarily related to our 60 percent share of the earnings of DDII LLC, which owns the Deepwater Frontier. The rig experienced shipyard downtime and decreased utilization during the first six months of 2002. This decrease was partially offset by losses recorded in February 2001 on the sale of the Drill Star and Sedco Explorer by a joint venture in which we own a 25% interest. The increase in interest income was primarily due to interest earned on higher average cash balances for the six months ended June 30, 2002 compared to the same period in 2001. The increase in interest expense was attributable to the absence of capitalized interest in the first six months of 2002 due to the completion of our newbuild projects in 2001 compared to $30.5 million of capitalized interest for the same period in 2001. Also contributing to the increase were $25.2 million of additional interest expense on debt issued during the second quarter of 2001 and $8.7 million of interest expense on debt acquired in the R&B Falcon merger, which represents additional interest in the full six months ended June 30, 2002 compared to five months for the comparable period in 2001. Offsetting these increases were reductions in interest expense of $26.3 million associated with debt refinancing and retirements during and subsequent to the second quarter of 2001, a decrease in LIBOR of approximately 335 basis points that resulted in a $7.0 million reduction in interest expense on floating rate debt and interest rate swaps entered into during and subsequent to June 2001 that further reduced interest expense $25.0 million.

                                          Six Months Ended
                                              June 30,
                                        --------------------               %
                                          2002       2001      Change   Change
                                        --------  ----------  --------  -------
                                            (In millions, except % change)

INCOME TAX EXPENSE                      $   27.7  $     42.3  $ (14.6)  (34.5)%
                                        ========  ==========  ========  =======

     We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes.

                                           Six Months Ended
                                               June 30,
                                         ---------------------             %
                                           2002       2001      Change   Change
                                         --------  -----------  -------  -------
                                            (In millions, except % change)

LOSS ON EXTRAORDINARY ITEMS, NET OF TAX  $      -  $    (17.3)  $  17.3   100.0%
                                         ========  ===========  =======  =======

     During the six months ended June 30, 2001, we recognized a $17.3 million extraordinary loss, net of tax, related to the early extinguishment of debt as described in Note 4 to our condensed consolidated financial statements.

                                                          Six Months Ended
                                                              June 30,
                                                       ----------------------                 %
                                                          2002        2001       Change     Change
                                                       ----------  ----------  ----------  --------
                                                              (In millions, except % change)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE  $(1,363.7)  $        -  $(1,363.7)  (100.0)%
                                                       ==========  ===========  =========  ========

     During the six months ended June 30, 2002, we recognized a $1,363.7 million cumulative effect of a change in accounting principle related to the implementation of SFAS 142 as more fully described in Note 2 to our condensed consolidated financial statements.

FINANCIAL  CONDITION

                                                             June 30,   December 31,                  %
                                                               2002         2001         Change    Change
                                                             ---------  -------------  ----------  -------
TOTAL ASSETS
  International and U.S. Floater Contract Drilling Services  $13,960.1  $    14,219.3  $  (259.2)   (1.8)%
  Gulf of Mexico Shallow and Inland Water                      1,344.0        2,800.5   (1,456.5)  (52.0)%
                                                             ---------  -------------  ----------  -------
                                                             $15,304.1  $    17,019.8  $(1,715.7)  (10.1)%
                                                             =========  =============  ==========  =======

     The decrease in International and U.S. Floater Contract Drilling Services assets was primarily due to a decrease in temporary investments resulting from the repayment of commercial paper borrowings of $326 million. The decrease in Gulf of Mexico Shallow and Inland Water assets was primarily due to the impairment of goodwill of $1.4 billion as a result of our adoption of SFAS 142 in January 2002.

RESTRUCTURING  CHARGES

     In conjunction with the R&B Falcon merger, we established a liability of $16.5 million for the estimated severance-related costs associated with the involuntary termination of 569 R&B Falcon employees pursuant to management's plan to consolidate operations and administrative functions post-merger. Included in the 569 planned involuntary terminations were 387 employees engaged in our land drilling business in Venezuela. We have suspended active marketing efforts to divest this business and, as a result, the estimated liability was reduced by $4.3 million in the third quarter of 2001 with an offset to goodwill. Through June 30, 2002 all required severance-related costs have been paid to 182 employees whose positions were eliminated as a result of this plan.

2001  R&B  FALCON  PRO  FORMA  OPERATING  RESULTS

     Our unaudited pro forma consolidated results for the six months ended June 30, 2001, giving effect to the R&B Falcon merger, reflected net income of $102.0 million, or $0.31 per diluted share, on pro forma operating revenues of $1,428.1 million. The pro forma operating results assume the merger was completed as of January 1, 2001 (see Note 3 to our condensed consolidated financial statements). These pro forma results do not reflect the effects of reduced depreciation expense related to conforming the estimated lives of our drilling rigs. The pro forma financial data should not be relied on as an indication of operating results that we would have achieved had the merger taken place earlier or of the future results that we may achieve.

OUTLOOK

     Average dayrates increased moderately within our International and U.S. Floater Contract Drilling Services business segment, due largely to improved utilization of our high-specification floaters, while our fleet utilization within the segment declined during the second quarter of 2002 compared to the first quarter of this year. The segment's operating results trended slightly downward in the second quarter of 2002 due principally to a decline in demand for semisubmersibles and drillships with water depth drilling capabilities of 300 feet up to 3,500 feet. Within our Gulf of Mexico Shallow and Inland Water business segment, average dayrates increased slightly while fleet utilization decreased in the second quarter of 2002 compared to the immediately preceding quarter.

     Comparative average dayrates and utilization figures for the quarters ending June 30, 2002 and 2001 and the quarter ending March 31, 2002 are set forth in the table below.

                                                                             Three Months Ended
                                                                     -----------------------------------
                                                                      June 30,    March 31,    June 30,
                                                                        2002        2002         2001
                                                                     ----------  -----------  ----------
AVERAGE DAYRATES

INTERNATIONAL AND U.S. FLOATER CONTRACT DRILLING SERVICES SEGMENT:
  High-Specification Floaters                                        $ 150,200   $  145,500   $ 141,600
  Other Floaters                                                        76,800       77,300      62,600
  Jackups - Non-U.S.                                                    57,700       58,800      44,100
  Other (a)                                                             43,700       43,900      37,000
                                                                     ----------  -----------  ----------
Segment Total (a)                                                       94,600       91,000      82,000
                                                                     ----------  -----------  ----------
GULF OF MEXICO SHALLOW AND INLAND WATER SEGMENT:
  Jackups and Submersibles                                              21,100       22,200      39,800
  Inland Barges                                                         20,200       19,200      23,100
                                                                     ----------  -----------  ----------
Segment Total (a)                                                       20,700       20,300      31,800
                                                                     ----------  -----------  ----------

Total Mobile Offshore Drilling Fleet (a)                             $  80,700   $   76,600   $  62,900
                                                                     ==========  ===========  ==========
UTILIZATION

INTERNATIONAL AND U.S. FLOATER CONTRACT DRILLING SERVICES SEGMENT:
  High-Specification Floaters                                               85%          82%         86%
  Other Floaters                                                            73%          82%         84%
  Jackups - Non-U.S.                                                        82%          90%         85%
  Other (a)                                                                 60%          57%         53%
                                                                     ----------  -----------  ----------
Segment Total (a)                                                           78%          82%         82%
                                                                     ----------  -----------  ----------
GULF OF MEXICO SHALLOW AND INLAND WATER SEGMENT:
  Jackups and Submersibles                                                  29%          22%         72%
  Inland Barges                                                             24%          41%         71%
                                                                     ----------  -----------  ----------
Segment Total (a)                                                           27%          31%         71%
                                                                     ----------  -----------  ----------
Total Mobile Offshore Drilling Fleet (a)                                    57%          61%         78%
                                                                     ==========  ===========  ==========

     ---------------
     (a) Average dayrates and utilization figures do not include non-core assets, which consist of our platform rigs, mobile offshore production units and Venezuelan land rigs, as well as for prior periods our service vessels, which were sold prior to June 30, 2002.

     Demand for our drilling rigs is driven largely by our clients' perception of future commodity prices. World oil prices have been stable so far this year and U.S. natural gas prices have rebounded compared to the latter part of 2001, although there has been some recent weakness. We believe that drilling rig supply and demand are still close to balanced in market sectors around the world, other than the existing general oversupply of rigs in the Norway and U.K. sectors of the North Sea and the U.S. Gulf of Mexico. Generally, we do not expect significant changes in the overall global drilling rig supply and demand during the remainder of the year.

     We do not foresee a significant increase in overall demand within our International and U.S. Floater Contract Drilling Services segment in the near term. We expect continued general weakness in Norway and the U.K. through the rest of the year for all classes of rigs. Similarly, we still do not foresee any significant improvement in the U.S. Gulf of Mexico high-specification sector until mobilizations to other regions occur or further meaningful development programs come online. We expect to see some additional U.S. deepwater development programs during 2003, although market and other factors could affect timing and the extent of development. We are still monitoring potential opportunities in India, although the timing of the projects is still uncertain. We believe the international jackup market sector should be stable to slightly improved during the rest of this year, buoyed by strong market segments in India and Asia. We expect the conventional semisubmersible market sector to remain weak for the foreseeable future.

     We continue to see some encouraging signs for gas drilling opportunities in the U.S. Gulf of Mexico although recent declines in U.S. natural gas prices have added additional uncertainty to the outlook. While we experienced lower utilization rates within our Gulf of Mexico Shallow and Inland Water business segment for the full second quarter of 2002 compared to the first quarter of this year, we experienced an upward trend in activity during the month of June and believe this trend is currently continuing, although further deterioration in natural gas prices could have a negative effect.

     The contract drilling market historically has been highly competitive and cyclical, and we are unable to predict the extent to which current market conditions will continue. A decline in oil or natural gas prices could reduce demand for our contract drilling services and adversely affect both utilization and dayrates.

     We conduct our worldwide operations through various subsidiaries and branch offices. Consequently, we are subject to changes in tax laws and the interpretations of those tax laws in the jurisdictions in which we operate. This includes tax laws directed toward companies organized in jurisdictions with low tax rates. A material change in the tax laws of any country in which we have operations, including the United States ("U.S."), could result in a higher effective tax rate on our worldwide earnings.

     As a result of our reorganization in May of 1999, we became a Cayman Islands company in a transaction commonly referred to as an "inversion". Currently the U.S. House and Senate are considering legislation that would change the tax law applicable to companies that have completed inversion transactions. Certain aspects of the leading proposals, S. 2119 Reversing the Expatriation of Profits Offshore Act passed by the Senate Finance Committee in July and the American Competitiveness and Corporate Accountability Act currently under consideration in the House Ways and Means Committee, may make it more difficult to integrate acquired U.S. businesses with existing operations or to undertake internal restructuring within the group. We can not provide any assurance as to what form final legislation will take or the impact that such legislation will ultimately have.

     Following the terrorist attacks on September 11, 2001, insurance underwriters increased insurance premiums charged for many of the coverages historically maintained and issued general notices of cancellations to their customers for war risk, terrorism and political risk insurance with respect to a wide variety of insurance coverages, including but not limited to, liability and aviation coverages. Our insurance underwriters renegotiated substantially higher premium rates for war risk coverage, which can be canceled by the underwriters on short notice. Our Directors and Officers liability coverage was renewed in the second quarter of 2002 with a substantial increase in premium. Our current property insurance program runs through the end of 2002 and the various insurance programs providing our occupational injury and illness coverages run through November 2002. We expect a significant increase in premiums during 2003, but we are investigating alternatives that could mitigate the cost increase.

     On July 4, 2002, a strike was called by the Norwegian Oil and Petrochemical Workers Union (NOPEF) directed at most offshore oilfield service contractors. Although drilling contractor employees did not strike, their operations were affected. The goal of NOPEF was to bring the wages and work conditions of the oilfield services workers up to the same level as other Norwegian offshore employees. The strike was concluded on August 11, 2002. While two of our rigs, the Polar Pioneer and Transocean Prospect, were affected by the strike, we do not currently have an estimate of the impact on our results of operations.

     In July 2002, we announced plans to pursue a divestiture of our Gulf of Mexico Shallow and Inland Water business. Under this plan, our Gulf of Mexico Shallow and Inland Water business would be separated from Transocean and established as a publicly traded company. We currently anticipate that we will establish R&B Falcon as the entity that owns this business. We plan to transfer assets not used in this business from R&B Falcon, which will be renamed in connection with the transaction, to our other subsidiaries, and these internal transfers will not affect the consolidated financial statements of Transocean. The initial public offering is currently being prepared. We anticipate completing the initial public offering when market conditions warrant, subject to various factors. Given the current general uncertainty in the equity markets, we are unsure when the transaction could be completed on terms acceptable to us. We expect to sell a portion of our interest in R&B Falcon in the initial public offering.

     The consolidated financial statements of R&B Falcon as a separate reporting entity will be included in the initial public offering prospectus and will include various items specific to R&B Falcon that are eliminated in Transocean's consolidated financial statements. The R&B Falcon financial statements will reflect its separate adoption of SFAS 142, including the implementation of the initial test for goodwill impairment utilizing the fair value of each reporting unit as of January 1, 2002 calculated in a manner consistent with the methodology used for Transocean's initial impairment test. With respect to the Gulf of Mexico Shallow and Inland Water business segment, R&B Falcon will have an impairment of goodwill consistent with that reflected in Transocean's consolidated financial statements for the first quarter of 2002, since the entire segment is housed within R&B Falcon. Transocean's International and U.S. Floater Contract Drilling Services segment (the "Floater segment") operates through a number of its subsidiaries, including R&B Falcon, which results in R&B Falcon having its own separate Floater segment. Due to significant differences in the composition of R&B Falcon's Floater segment compared to Transocean's Floater segment and other factors specific to R&B Falcon, we expect a substantial goodwill impairment for R&B Falcon's Floater segment even though the same test did not result in an impairment of goodwill in Transocean's Floater segment. A preliminary calculation indicates the impairment of R&B Falcon's Floater segment will be approximately $3 billion. This impairment will have no effect on Transocean's consolidated financial statements. The impairment relating to both segments in R&B Falcon will be recorded in its financial statements as a cumulative effect adjustment.

     In July 2002, we received a $4.2 million settlement of a loss of hire insurance claim for an incident that occurred in 1998 in which the Sedco 710 was damaged from a collision with a supply boat. The settlement will be recorded in operating revenues in the third quarter of 2002.

     We continue with our previously announced plans to sell a number of assets (see "-Liquidity and Capital Resources-Acquisitions and Dispositions"). We received proceeds of $202 million in 2001 and $61 million during the first six months of 2002 from the sale of such assets.

     As of July 30, 2002, approximately 70 percent and 34 percent of our International and U.S. Floater Contract Drilling Services segment fleet days were committed for the remainder of 2002 and for the year 2003, respectively. For our Gulf of Mexico Shallow and Inland Water segment, which has traditionally operated under short-term contracts, committed fleet days were approximately 11 percent for the remainder of 2002 and none are currently committed for the year 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

     SOURCES  AND  USES  OF  CASH

                                              Six Months Ended
                                                   June 30,
                                            --------------------
                                               2002       2001      Change
                                            ----------  --------  ----------
                                                     (In millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES
  Net income (loss)                         $(1,206.4)  $  99.0   $(1,305.4)
  Depreciation and amortization                 249.9     294.7       (44.8)
  Non-cash items                              1,338.0    (100.8)    1,438.8
  Working capital                                (1.0)   (241.7)      240.7
                                            ----------  --------  ----------
                                            $   380.5   $  51.2   $   329.3
                                            ==========  ========  ==========

     Cash generated from net income items adjusted for non-cash activity increased $88.6 million. Cash used for working capital items decreased $240.7 million for the six months ended June 30, 2002 compared to the same period in 2001 primarily due to a reduction in accounts receivable resulting from increased collections.

                                          Six Months Ended
                                              June 30,
                                       ----------------------
                                         2002        2001       Change
                                       ---------  -----------  --------
                                               (In millions)
NET CASH USED IN INVESTING ACTIVITIES
  Capital expenditures                 $  (81.2)  $   (371.8)  $ 290.6
  Proceeds from disposal of assets         65.0         29.2      35.8
  Merger costs paid                           -        (24.5)     24.5
  Proceeds from sale of securities            -         16.8     (16.8)
  R&B Falcon cash at acquisition              -        264.7    (264.7)
  Other, net                                  -          2.7      (2.7)
                                       ---------  -----------  --------
                                       $  (16.2)  $    (82.9)  $  66.7
                                       =========  ===========  ========

     Net cash used in investing activities decreased for the six months ended June 30, 2002 as compared to the same period in the previous year as a result of lower capital expenditures due to the completion of our newbuild program in 2001 and higher proceeds from asset sales for the six months ended June 30, 2002, partially offset by cash received in connection with the R&B Falcon merger during the six months ended June 30, 2001.

                                                                 Six Months Ended
                                                                      June 30,
                                                               ----------------------
                                                                 2002        2001        Change
                                                               ---------  -----------  ----------
                                                                         (In millions)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Net borrowings (repayments) on revolving credit agreements   $      -   $   (180.1)  $   180.1
  Net borrowings (repayments) under commercial paper program     (326.4)        60.3      (386.7)
  Repayments on other debt instruments                           (119.6)    (1,478.2)    1,358.6
  Net proceeds from issuance of debt                                  -      1,693.5    (1,693.5)
  Other, net                                                      (15.8)        10.4       (26.2)
                                                               ---------  -----------  ----------
                                                               $ (461.8)  $    105.9   $  (567.7)
                                                               =========  ===========  ==========

     During the six months ended June 30, 2002, we had no borrowings under our revolving credit agreements and we repaid $326.4 million under our commercial paper program. The decrease in repayments of debt instruments of $1,358.6 million was primarily due to repayments of R&B Falcon debt instruments totaling $1,457.9 million in the second quarter of 2001 as more fully described in Note 4 to our condensed consolidated financial statements. In the six months ended June 30, 2002, we made early repayments of secured rig financing on the Trident IX and Trident 16 of $50.6 million and scheduled debt payments amounting to $68.9 million. The increase in cash used in other, net mainly reflects $8.3 million in consent payments related to the exchange of our notes for R&B Falcon notes and no exercise of warrants in 2002. In the second quarter of 2001, we received net proceeds of $1,693.5 million primarily due to the issuance of the 6.625% Notes, 7.5% Notes and 1.5% Convertible Debentures.

     CAPITAL  EXPENDITURES

     Capital expenditures totaled $81.2 million during the six months ended June 30, 2002. During 2002, we expect to spend between $160 million and $200 million on our existing fleet, corporate infrastructure and major upgrades to the Deepwater Expedition. A substantial majority of our capital expenditures relates to the International and U.S. Floater Contract Drilling Services segment.

     We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales. We also have available borrowings under our revolving credit agreements and commercial paper program (see "-Sources of Liquidity") and may engage in other commercial bank or capital market financings.

     ACQUISITIONS  AND  DISPOSITIONS

     From time to time, we review possible acquisitions of businesses and drilling units and may in the future make significant capital commitments for such purposes. Any such acquisition could involve the payment by us of a substantial amount of cash or the issuance of a substantial number of additional ordinary shares or other securities. We would likely fund the cash portion of any such acquisition through cash balances on hand, the incurrence of additional debt, sales of assets, ordinary shares or other securities or a combination thereof. In addition, from time to time, we review possible dispositions. See "Outlook."

     In June 2002, we sold a jackup rig, the RBF 209, and recognized a net after-tax loss of $1.5 million.

     In March 2002, we sold two semisubmersible rigs, the Transocean 96 and Transocean 97, for net proceeds of $30.7 million, resulting in net after-tax gains of $1.3 million.

     During the six months ended June 30, 2002, we sold certain other non-strategic assets acquired in the R&B Falcon merger and certain other assets held for sale for net proceeds of approximately $14.7 million, resulting in net after-tax gains of $0.7 million.

     SOURCES  OF  LIQUIDITY

     Our primary sources of liquidity in the second quarter of 2002 were our cash flows from operations and asset sales. Primary uses of cash were capital expenditures and debt repayments. At June 30, 2002, we had $756 million in cash and cash equivalents.

     We anticipate that we will rely primarily upon existing cash balances and internally generated cash flows to maintain liquidity in 2002, as cash flows from operations are expected to be positive and adequate to fulfill anticipated obligations. From time to time, we may also use bank lines of credit and commercial paper to maintain liquidity for short-term cash needs.

     We intend to use cash from operations primarily to pay debt as it comes due and to fund capital expenditures. If we seek to reduce our debt through other than scheduled maturities, we could do so through repurchases or redemptions of, or tender offers for, debt securities. We expect to significantly reduce capital expenditures compared to prior years due to the completion of our newbuild program in 2001. During the first six months of 2002, we have reduced net debt, defined as total debt less cash and cash equivalents, by $300 million.

     Our internally generated cash flow is directly related to our business and the market segments in which we operate. Should the drilling market deteriorate further, or should we experience poor results in our operations, cash flow from operations may be reduced. However, we have continued to generate positive cash flow from operations.

     We have access to $800 million in bank lines of credit under two revolving credit agreements. One revolving credit agreement provides for $250 million in borrowings and will expire in December 2002 and the other revolving credit agreement provides for $550 million in borrowings and will expire in December 2005. These credit lines are used primarily to back our $800 million commercial paper program and may also be drawn on directly. As of June 30, 2002, none of the credit line capacity was utilized, leaving $800 million of availability under the bank lines of credit for commercial paper issuance or drawdowns.

     The bank credit lines require compliance with various covenants and provisions customary for agreements of this nature, including an interest coverage ratio of not less than 3 to 1, a leverage ratio of not greater than 40 percent and limitations on mergers and sale of substantially all assets, creating liens, incurring debt, transactions with affiliates and sale/leaseback transactions. Should we fail to comply with these covenants, we would be in default and may lose access to these facilities. A loss of the bank facilities would also cause us to lose access to the commercial paper markets. We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions. A default under our public debt could trigger a default under our credit lines and cause us to lose access to these facilities. See Note 8 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2001 for a description of our credit agreements and debt securities.

     We intend to use the proceeds from the initial public offering of our Gulf of Mexico Shallow and Inland Water business as well as any proceeds from our previously announced plans to sell a number of assets (See "-Outlook") to further reduce our debt balances.

     In April 2001, the Securities and Exchange Commission ("SEC") declared effective our shelf registration statement on Form S-3 for the proposed offering from time to time of up to $2.0 billion in gross proceeds of senior or subordinated debt securities, preference shares, ordinary shares and warrants to purchase debt securities, preference shares, ordinary shares or other securities. In May 2001, we issued $400.0 million aggregate principal amount of 1.5% Convertible Debentures due May 15, 2021 under the shelf registration statement. At July 31, 2002, $1.6 billion in gross proceeds of securities remained unissued under the shelf registration statement.

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

                                        As of June 30, 2002
                         ------------------------------------------------
                                   Less Than    1 to 3   4 - 5    After
                          Total      1 Year     Years    Years   5 Years
                         --------  ----------  --------  ------  --------
                                        (In millions)
CONTRACTUAL OBLIGATIONS
Debt                     $4,545.7  $    948.2  $1,197.5  $100.0  $2,300.0
                         ========  ==========  ========  ======  ========

     We are required to repurchase the Zero Coupon Convertible Debentures due 2020, the 1.5% Convertible Debentures due 2021 and the 7.45% Notes due 2027 at the option of the holder in May 2003, May 2006 and April 2007, respectively. With regard to both series of the Convertible Debentures, we have the option to pay the repurchase price in cash, ordinary shares or any combination of cash and ordinary shares. The chart above assumes that the holders of these debentures and notes exercise the options at the first available date. We are also required to repurchase the convertible debentures at the option of the holder at other later dates as more fully described in Note 8 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2001.

     We have certain operating leases that have been previously discussed and reported in our Annual Report on Form 10-K for the year ended December 31, 2001. There have been no material changes in these previously reported leases.

     At June 30, 2002, we had other commitments that we are contractually obligated to fulfill with cash should the obligations be called. These obligations included standby letters of credit and surety bonds, which guarantee our performance as it relates to our drilling contracts, insurance, tax and other obligations in various jurisdictions. Letters of credit are issued under a number of facilities provided by several banks. The obligations that are the subject of these surety bonds are geographically concentrated in Brazil and Nigeria. These letters of credit and surety bond obligations are not normally called as we typically comply with the underlying performance requirements. The table below includes a summary of these obligations in U.S. dollar equivalents and their time to expiration. It should be noted that these obligations could be called at any time prior to the expiration dates.

                                            As of June 30, 2002
                               ---------------------------------------------
                                       Less Than   1 to 3   4 - 5    After
                               Total     1 Year     Years   Years   5 Years
                               ------  ----------  -------  ------  --------
                                              (In millions)
OTHER COMMERCIAL COMMITMENTS
Standby Letters of Credit      $ 63.9  $     56.2  $   7.5  $    -  $    0.2
Surety Bonds                    221.9       119.5    102.4       -         -
Purchase Option Guarantees
  Joint Ventures (a)            191.3           -    191.3       -         -
                               ------  ----------  -------  ------  --------
  Total                        $477.1  $    175.7  $ 301.2  $    -  $    0.2
                               ======  ==========  =======  ======  ========

     ---------------------------
     (a)  See  "-Special  Purpose  Entities".

     In March 2002, we completed an exchange offer pursuant to which the 6.5% Notes due April 15, 2003, 6.75% Notes due April 15, 2005, 6.95% Notes due April 15, 2008, 7.375% Notes due April 15, 2018, 9.125% Notes due December 15, 2003
and 9.5% Notes due December 15, 2008 of R&B Falcon whose holders accepted the offer were exchanged for newly issued Transocean notes. The new notes were issued in six series corresponding to the six series of R&B Falcon notes and have the same principal amount, interest rate, redemption terms and payment and maturity dates as the corresponding series of R&B Falcon notes. The aggregate principal amount of the new notes issued was approximately $1.4 billion. Because the holders of a majority in principal amount of each of these series of notes consented to the proposed amendments to the applicable indenture pursuant to which the notes were issued, some covenants, restrictions and events of default were eliminated from the indentures with respect to these series of notes. The notes not exchanged remain an obligation of R&B Falcon. In connection with the exchange offers, an aggregate of $8.3 million in consent payments was made by R&B Falcon to holders of R&B Falcon notes whose notes were tendered (and not validly withdrawn) within the required time periods and accepted for exchange.

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

     As more fully described in Note 6 to our condensed consolidated financial statements, we are a party to interest rate swap agreements with an aggregate notional amount of $1.6 billion. At June 30, 2002, the value of our outstanding derivatives was a net asset of $63.0 million.

     Deepwater Drilling L.L.C., an unconsolidated subsidiary in which we have a 50 percent ownership interest, has entered into interest rate swaps with aggregate market values netting to a liability of $7.9 million at June 30, 2002. Our interest in these swaps was included in accumulated other comprehensive income with a corresponding reduction to investments in and advances to joint ventures.

SPECIAL PURPOSE ENTITIES, SALE/LEASEBACK TRANSACTION AND RELATED PARTY TRANSACTIONS

     We have transactions with certain special purpose entities and related parties and we are party to a sale/leaseback transaction. These transactions have all been previously discussed and reported in our Annual Report on Form
10-K for the year ended December 31, 2001. There have been no material developments in these previously reported transactions.

NEW  ACCOUNTING  PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted SFAS 142 effective January 1, 2002. In conjunction with the adoption of this statement, we discontinued the amortization of goodwill. Application of the non-amortization provisions of SFAS 142 for goodwill is expected to result in an increase in operating income of approximately $155 million in 2002. See Note 2 to our condensed consolidated financial statements.

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

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the requirement under SFAS Statement 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of related income tax effect. This statement also amends

SFAS 13 to require certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishment that do not meet the criteria for extraordinary item in APB 30. The statement is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. We will adopt SFAS 145 effective January 1, 2003. We do not expect adoption of this statement to have a material effect on our consolidated financial position or results of operations.

     In July 2002, the FASB issued SFAS 146, Obligations Associated with Disposal Activities, which is effective for disposal activities initiated after December 15, 2002, with early application encouraged. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under this statement, a liability for a cost associated with an exit or disposal activity would be recognized and measured at its fair value when it is incurred rather than at the date of commitment to an exit plan. Under SFAS 146, severance pay would be recognized over time rather than up front provided the benefit arrangement requires employees to render future service beyond a "minimum retention period", which would be based on the legal notification period, or if there is no such requirement, 60 days, thereby allowing a liability to be recorded over the employees' future service period. We will adopt SFAS 146 effective with disposal activities initiated after December 15, 2002. We do not expect adoption of this statement to have a material effect on our consolidated financial position or results of operations.

FORWARD-LOOKING  INFORMATION

     The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that the Company or management "anticipates," "believes," "budgets," "estimates," "expects," "forecasts," "intends," "plans," "predicts," or "projects" a particular result or course of events, or that such result or course of events "could," "might," "may," "scheduled" or "should" occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this quarterly report include, but are not limited to, statements involving potential revenues, increased expenses, customer drilling programs, supply and demand, utilization rates, dayrates, the conventional semisubmersible sector, the Norway sector, the U.K. sector, the U.S. Gulf of Mexico high-specification sector, the India and Asia sectors, the disposition of the Company's Gulf of Mexico Shallow and Inland Water business (including the timing of the offering and portion sold), impairment of goodwill and related accounting matters of R & B Falcon, expectations of offshore and inland water drilling market conditions, planned asset sales, the Company's other expectations with regard to market outlook, expected capital expenditures, results and effects of legal proceedings, liabilities for tax issues, increases in insurance premiums, liquidity, positive cash flow from operations, the exercise of the option of holders of Zero Coupon Convertible Debentures, the 1.5% Convertible Debentures and the 7.45% Notes to require the Company to repurchase the instruments, adequacy of cash flow for 2002 obligations, effects of accounting changes, the effect of proposed legislation and the timing and cost of completion of capital projects. Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to, worldwide demand for oil and gas, uncertainties relating to the level of activity in offshore oil and gas exploration and development, exploration success by producers, oil and gas prices (including U.S. natural gas prices), demand for offshore and inland water rigs, competition and market conditions in the contract drilling industry, our ability to successfully integrate the operations of acquired businesses, delays or terminations of drilling contracts due to a number of events, delays or cost overruns on construction and shipyard projects and possible cancellation of drilling contracts as a result of delays or performance, our ability to enter into and the terms of future contracts, the availability of qualified personnel, labor relations and the outcome of negotiations with unions representing workers, operating hazards, political and other uncertainties inherent in non-U.S. operations (including exchange and currency fluctuations), risks of war, terrorism and cancellation or unavailability of certain insurance coverage, securities market conditions, application of accounting rules, the impact of governmental laws and regulations, the final provisions of any inversion and other legislation (if any), the adequacy of sources of liquidity, the effect of litigation and contingencies and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2001 and in the Company's other filings with the SEC, which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

ITEM 3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

INTEREST  RATE  RISK

     Our exposure to market risk for changes in interest rates relates primarily to our long-term and short-term debt obligations. The table below presents scheduled debt maturities and related weighted-average interest rates for each of the twelve month periods ending June 30, relating to debt obligations as of June 30, 2002. Weighted-average variable rates are based on estimated LIBOR rates as of June 30, 2002, plus applicable margins.

     As of June 30, 2002 (in millions, except interest rate percentages):

                                             Scheduled Maturity Date (a) (b)                        Fair Value
                                ------------------------------------------------------------------  ----------
                                2003     2004     2005     2006     2007     Thereafter     Total    6/30/02
                               -------  -------  -------  -------  -------  ----------------------   ---------
Total debt
  Fixed Rate                   $823.2   $130.2   $ 92.3   $400.0   $100.0   $   1,050.0   $2,595.7   $2,444.7
     Average interest rate        4.1%     8.5%     8.4%     1.5%     7.5%          7.6%       5.6%
  Variable Rate                $125.0   $150.0   $ 75.0        -        -             -   $  350.0   $  350.0
     Average interest rate        2.6%     2.6%     2.6%       -        -             -        2.6%
  Receive Fixed/Pay Variable
   Swaps (c)                        -        -   $350.0        -        -   $   1,250.0   $1,600.0   $1,726.9
     Average interest rate          -        -      4.7%       -        -           3.6%       3.8%

--------------------------------
(a) Maturity dates of the face value of the Company's debt assume the put options on the Zero Coupon Convertible Debentures, 1.5% Convertible Debentures and 7.45% Notes will be exercised in May 2003, May 2006 and April 2007, respectively.
(b) Expected maturity amounts are based on the face value of debt and do not reflect fair market value of debt.
(c) The 6.625%, 6.75%, 6.95% and 9.5% Notes are considered variable as a result of the interest rate swaps. See Note 6 to our condensed consolidated financial statements.

     At June 30, 2002, we had approximately $2.0 billion of variable rate debt at face value (43 percent of total debt at face value). Of that variable rate debt, $1.6 billion resulted from interest rate swaps with the remainder representing term bank debt. Given outstanding amounts as of that date, a one percent rise in interest rates would result in an additional $16 million in interest expense per year. Offsetting this, a large part of our investments would earn commensurate higher rates of return. Using June 30, 2002 investment levels, a one percent increase in interest rates would result in approximately $7 million of additional interest income per year. Based on June 30, 2002 balances, our net variable debt balance at face value, defined as variable rate debt less cash and cash equivalents, totaled $1.2 billion (32 percent of net total debt at face value).

FOREIGN  EXCHANGE  RISK

     The Company's exposure to foreign exchange risk has not materially changed since December 31, 2001.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We were a defendant in Bryant, et al. v. R&B Falcon Drilling USA, Inc., et al. in the United States District Court for the Southern District of Texas, Houston Division. R&B Falcon Drilling USA is a wholly owned indirect subsidiary of R&B Falcon. In this suit, the plaintiffs alleged that R&B Falcon Drilling USA, us and a number of other offshore drilling contractors with operations in the U.S. Gulf of Mexico engaged in a conspiracy to depress wages and benefits paid to certain of their offshore employees. The plaintiffs contended that this alleged conduct violated federal antitrust law and constituted unfair trade practices and wrongful employment acts under state law. The plaintiffs sought treble damages, attorneys' fees and costs on behalf of themselves and an alleged class of offshore workers, along with an injunction against exchanging certain wage and benefit information with other offshore drilling contractors named as defendants. In May 2001, we reached an agreement in principle with the plaintiffs' counsel to settle all claims, pending Court approval of the settlement. In July 2001, before the Court had considered the proposed settlement, the case, along with a number of unrelated cases also pending in the federal court in Galveston, was transferred to a federal judge sitting in Houston as a docket equalization measure. The judge approved the settlement, and the funds were deposited with the court in June 2002. The terms of the settlement have been reflected in our results of operations for the first quarter of 2001. The settlement did not have a material adverse effect on our business or consolidated financial position.

      In December 1998, Mobil North Sea Limited ("Mobil") purportedly terminated its contract for use of the Jack Bates based on failure of two mooring lines while anchor recovery operations at a Mobil well location had been suspended during heavy weather. We did not believe that Mobil had the right to terminate this contract. We later recontracted the Jack Bates to Mobil at a lower dayrate. We filed a request for arbitration with the London Court of International Arbitration seeking damages for the termination, and Mobil in turn counterclaimed against us seeking damages for our alleged breaches of the original contract. The case was settled in July 2002 and the proceedings dismissed. The ultimate outcome of this case did not have a material adverse effect on the Company's business or consolidated financial position.


     In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against Cliffs Drilling, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. We have appealed such judgment. We believe that all but potentially the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of Cliffs Drilling; however, the insurers and underwriters have denied coverage. Cliffs Drilling has instituted litigation against those insurers and underwriters to enforce its rights under the relevant policies. We do not expect that the ultimate outcome of this case will have a material adverse effect on our business or consolidated financial position.

     We have certain other actions or claims pending that have been previously discussed and reported in our Quarterly Report on Form 10-Q for the three months ended March 31, 2002, our Annual Report on Form 10-K for the year ended December 31, 2001 and our other reports filed with the Securities and Exchange Commission. There have been no material developments in these previously reported matters. We are involved in a number of other lawsuits, all of which have arisen in the ordinary course of our business. We do not believe that ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on our business or consolidated financial position.

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     At the Annual General Meeting of Transocean Inc. held on May 9, 2002, 271,130,702 shares were represented in person or by proxy out of 319,136,365 shares entitled to vote as of the record date, constituting a quorum.

     The matters submitted to a vote of shareholders were (i) the election of Class III Directors as set forth in the Company's Proxy Statement relating to the meeting; (ii) the approval of appointment of Ernst & Young LLP as independent auditors for 2002 and (iii) the change of name of Transocean Sedco Forex Inc. by special resolution to Transocean Inc. With respect to the election of directors, the following number of votes were cast as to the Class III Director nominees: Ronald L. Kuehn, Jr., 268,457,162 votes for and 2,673,540 votes withheld; Paul B. Loyd, Jr., 264,984,050 votes for and 6,146,652 votes withheld; Roberto Monti, 268,463,195 votes for and 2,667,507 votes withheld; and Ian C. Strachan, 266,818,204 votes for and 4,312,498 votes withheld. With respect to the Company's appointment of independent auditors, there were 259,303,765 votes for and 10,805,455 votes withheld. There were 1,020,884 abstentions and no broker non-votes in the appointment of independent auditors. With respect to the Company's change of name, 269,899,612 votes were cast for the proposal and 228,216 votes were cast against the proposal. There were 1,002,873 abstentions and no broker non-votes in the vote on the proposal.

ITEM  5.  OTHER  INFORMATION

     Jon C. Cole resigned from his position as Executive Vice President, Shallow Water and Inland Water Operations effective July 31, 2002.

     The Company hired Jan Rask effective as of July 16, 2002 to be President and Chief Executive Officer of the separate company to be established as a publicly traded company consisting of our Gulf of Mexico Shallow and Inland Water business. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook")

     ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

The following exhibits are filed in connection with this Report:

NUMBER    DESCRIPTION
------    -----------

*2.1 Agreement and Plan of Merger dated as of August 19, 2000 by and among Transocean Inc., Transocean Holdings Inc., TSF Delaware Inc. and R&B Falcon Corporation (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus dated October 30, 2000 included in a 424(b)(3) prospectus filed by the Company on November 1, 2000)

*3.1 Memorandum of Association of Transocean Inc., as amended (incorporated by reference to Annex E to the Joint Proxy Statement/Prospectus dated October 30, 2000 included in a 424(b)(3) prospectus filed by the Company on November 1, 2000)

*3.2 Articles of Association of Transocean Inc., as amended (incorporated by reference to Annex F to the Joint Proxy Statement/Prospectus dated October 30, 2000 included in a 424(b)(3) prospectus filed by the Company on November 1, 2000)

+3.3      Certificate of Incorporation on Change of Name to Transocean Inc.

+10.1 Employment Agreement dated July 15, 2002 by and among R&B Falcon Corporation, R&B Falcon Management Services, Inc., and Jan Rask

+10.2 Separation Agreement dated as of July 23, 2002 by and between Transocean Offshore Deepwater Drilling Inc. and Jon C. Cole

--------------------
*  Incorporated  by  reference  as  indicated.
+   Filed  herewith.

     (b)     Reports  on  Form  8-K

     The Company filed a Current Report on Form 8-K on April 8, 2002 (information furnished not filed) announcing financial information pertaining to revenues by asset type and geographic location for the twelve months ended December 31, 2001, the Company's view of supply/demand, committed fleet days as of March 28, 2002 and proceeds from asset sales, a Current Report on Form 8-K on April 30, 2002 (information furnished not filed) announcing that the updated "Monthly Fleet Report" was available on the Company's website, a Current Report on Form 8-K on May 13, 2002 announcing that shareholders approved the proposal to change the name of the Company to Transocean Inc., a Current Report on Form 8-K on May 15, 2002 (information furnished not filed) announcing the Company's view of supply/demand and the effect of a change in dayrate assumption on earnings per share, a Current Report on Form 8-K on May 31, 2002 (information furnished not filed) announcing that the updated "Monthly Fleet Report" was available on the Company's website and a Current Report on Form 8-K on June 28, 2002 (information furnished not filed) announcing that the updated "Monthly Fleet Report" was available on the Company's website.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on August 13, 2002.

TRANSOCEAN  INC.



By:   /s/  Gregory  L.  Cauthen
     --------------------------
           Gregory  L.  Cauthen
           Senior Vice President, Chief Financial Officer
            and Treasurer
           (Principal  Financial  Officer)



By:   /s/  Ricardo  H.  Rosa
     -----------------------
           Ricardo  H.  Rosa
           Vice  President  and  Controller
           (Principal  Accounting  Officer)