Form 10-Q
period 2002-09-30
TRANSOCEAN INC
filed 2002-11-12
CIK 1083269

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______.

                        COMMISSION FILE NUMBER 333-75899
                             ______________________

                                 TRANSOCEAN INC.
             (Exact name of registrant as specified in its charter)
                             ______________________

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

Registrants' telephone number, including area code: (713) 232-7500

                             _______________________

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

     As of October 31, 2002, 319,219,486 ordinary shares, par value $0.01 per share, were outstanding.
================================================================================

                                 TRANSOCEAN INC.

                               INDEX TO FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2002


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

     ITEM 1. Financial Statements (Unaudited)

          Condensed Consolidated Statements of Operations
             Three and Nine Months Ended September 30, 2002 and 2001. . . . . .2

          Condensed Consolidated Statements of Comprehensive Income
             Three and Nine Months ended September 30, 2002 and 2001. . . . . .3

          Condensed Consolidated Balance Sheets
             September 30, 2002 and December 31, 2001 . . . . . . . . . . . . .4

          Condensed Consolidated Statements of Cash Flows
             Nine Months Ended September 30, 2002 and 2001. . . . . . . . . . .5

          Notes to Condensed Consolidated Financial Statements. . . . . . . . .6

     ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . . . . .21

     ITEM 3. Quantitative and Qualitative Disclosures about Market Risk. . . .45

     ITEM 4. Controls and Procedures . . . . . . . . . . . . . . . . . . . . .46

PART II - OTHER INFORMATION
---------------------------

     ITEM 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .47
     ITEM 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .48

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

                                     TRANSOCEAN INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (In millions, except per share data)
                                               (Unaudited)

                                                                Three Months Ended    Nine Months Ended
                                                                   September 30,        September 30,
                                                                 -----------------  ---------------------
                                                                   2002     2001       2002       2001
                                                                 --------  -------  ----------  ---------

Operating Revenues                                               $ 695.2   $770.2   $ 2,009.3   $2,072.5
---------------------------------------------------------------------------------------------------------
Costs and Expenses
   Operating and maintenance                                       381.1    418.2     1,127.7    1,163.5
   Depreciation                                                    124.2    125.4       374.1      348.3
   Goodwill amortization                                             -       41.7         -        113.4
   General and administrative                                       15.8     14.5        51.6       43.9
---------------------------------------------------------------------------------------------------------
                                                                   521.1    599.8     1,553.4    1,669.1
---------------------------------------------------------------------------------------------------------
Impairment Loss on Long-Lived Assets                               (40.9)       -       (42.0)         -
Gain from Sale of Assets, net                                        2.9      9.4         3.5       29.0
---------------------------------------------------------------------------------------------------------
Operating Income                                                   136.1    179.8       417.4      432.4
---------------------------------------------------------------------------------------------------------
Other Income (Expense), net
   Equity in earnings of joint ventures                              0.4      6.3         4.8       12.0
   Interest income                                                   6.1      5.5        16.0       13.7
   Interest expense, net of amounts capitalized                    (52.3)   (60.8)     (160.7)    (164.8)
   Other, net                                                        1.3     (0.5)        0.2       (2.0)
---------------------------------------------------------------------------------------------------------
                                                                   (44.5)   (49.5)     (139.7)    (141.1)
---------------------------------------------------------------------------------------------------------
Income Before Income Taxes, Minority Interest, Extraordinary
   Item and Cumulative Effect of a Change in Accounting
   Principle                                                        91.6    130.3       277.7      291.3

Income Tax Expense (Benefit)                                      (164.8)    32.6      (137.1)      74.9
Minority Interest                                                    1.2      0.1         2.3        2.5
---------------------------------------------------------------------------------------------------------
Income Before Extraordinary Item and Cumulative Effect of a
   Change in Accounting Principle                                  255.2     97.6       412.5      213.9

Loss on Extraordinary Item, net of tax                                 -        -                  (17.3)
Cumulative Effect of a Change in Accounting Principle                  -        -    (1,363.7)         -
---------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                $ 255.2   $ 97.6   $  (951.2)  $  196.6
=========================================================================================================


Basic Earnings (Loss) Per Share
   Income Before Extraordinary Item and Cumulative Effect of a
     Change in Accounting Principle                              $  0.80   $ 0.31   $    1.29   $   0.70
   Loss on Extraordinary Item, net of tax                              -        -                  (0.06)
   Cumulative Effect of a Change in Accounting Principle               -        -       (4.27)         -
---------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                $  0.80   $ 0.31   $   (2.98)  $   0.64
=========================================================================================================


Diluted Earnings (Loss) Per Share
   Income Before Extraordinary Item and Cumulative Effect of a
       Change in Accounting Principle                            $  0.79   $ 0.30   $    1.28   $   0.69
   Loss on Extraordinary Item, net of tax                              -        -                  (0.06)
   Cumulative Effect of a Change in Accounting Principle               -        -       (4.22)         -
---------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                $  0.79   $ 0.30   $   (2.94)  $   0.63
=========================================================================================================


Weighted Average Shares Outstanding
   Basic                                                           319.2    318.7       319.1      305.2
---------------------------------------------------------------------------------------------------------
   Diluted                                                         328.8    322.7       323.0      310.7
---------------------------------------------------------------------------------------------------------

Dividends Paid Per Share                                         $     -   $ 0.03   $    0.06   $   0.09
---------------------------------------------------------------------------------------------------------

                                      See accompanying notes.

                                 TRANSOCEAN  INC.  AND  SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                           (In millions)
                                            (Unaudited)

                                                             Three Months Ended  Nine Months Ended
                                                                 September 30,     September 30,
                                                                ---------------  -----------------
                                                                 2002     2001     2002     2001
                                                                -------  ------  --------  -------

Net income (loss)                                               $255.2   $97.6   $(951.2)  $196.6
--------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax
   Gain on terminated interest rate swaps                          -       -         -       4.1
   Amortization of gain on terminated interest rate swaps         (0.1)   (0.1)     (0.2)    (0.2)
   Change in unrealized loss on cash flow hedges                   -       0.5       -        -
   Change in unrealized loss on securities available for sale     (0.2)   (0.4)     (0.1)    (0.8)
   Change in share of unrealized loss in unconsolidated joint
      venture's interest rate swaps                               (0.2)    -         1.9      -
--------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                 (0.5)    -         1.6      3.1
--------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                               $254.7   $97.6   $(949.6)  $199.7
==================================================================================================

                                        See accompanying notes.

                                       TRANSOCEAN INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (In millions, except share data)

                                                                                September 30,    December 31,
                                                                                    2002             2001
                                                                               ---------------  --------------
                                                                                 (Unaudited)
                                     ASSETS

Cash and Cash Equivalents                                                      $      1,021.8   $       853.4
Accounts Receivable, net of allowance for doubtful accounts of
   $25.8 and $24.2 at September 30, 2002 and December 31, 2001, respectively            544.3           675.7
Materials and Supplies, net of allowance for obsolescence of $18.6 and
   $24.1 at September 30, 2002 and December 31, 2001, respectively                      164.0           158.8
Deferred Income Taxes                                                                    21.3            21.0
Other Current Assets                                                                     32.5            27.9
--------------------------------------------------------------------------------------------------------------
   Total Current Assets                                                               1,783.9         1,736.8
--------------------------------------------------------------------------------------------------------------

Property and Equipment                                                               10,150.2        10,081.4
Less Accumulated Depreciation                                                         2,053.0         1,713.3
--------------------------------------------------------------------------------------------------------------
   Property and Equipment, net                                                        8,097.2         8,368.1
--------------------------------------------------------------------------------------------------------------

Goodwill, net                                                                         5,099.1         6,466.7
Investments in and Advances to Joint Ventures                                           107.0           107.1
Other Assets                                                                            422.9           341.1
--------------------------------------------------------------------------------------------------------------
Total Assets                                                                   $     15,510.1   $    17,019.8
==============================================================================================================

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable                                                               $        128.1   $       188.4
Accrued Income Taxes                                                                     61.2           118.3
Debt Due Within One Year                                                                941.6           484.4
Other Current Liabilities                                                               280.9           283.4
--------------------------------------------------------------------------------------------------------------
   Total Current Liabilities                                                          1,411.8         1,074.5
--------------------------------------------------------------------------------------------------------------

Long-Term Debt                                                                        3,780.8         4,539.4
Deferred Income Taxes                                                                   128.1           317.1
Other Long-Term Liabilities                                                             236.9           178.5
--------------------------------------------------------------------------------------------------------------
   Total Long-Term Liabilities                                                        4,145.8         5,035.0
--------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Preference Shares, $0.10 par value; 50,000,000 shares authorized,
   none issued and outstanding                                                              -               -
Ordinary Shares, $0.01 par value; 800,000,000 shares authorized,
   319,219,486 and 318,816,035 shares issued and outstanding at
   September 30, 2002 and December 31, 2001, respectively                                 3.2             3.2
Additional Paid-in Capital                                                           10,622.7        10,611.7
Accumulated Other Comprehensive Income                                                   (0.7)           (2.3)
Retained Earnings (Deficit)                                                            (672.7)          297.7
--------------------------------------------------------------------------------------------------------------
   Total Shareholders' Equity                                                         9,952.5        10,910.3
--------------------------------------------------------------------------------------------------------------
   Total Liabilities and Shareholders' Equity                                  $     15,510.1   $    17,019.8
==============================================================================================================

                            See accompanying notes.

                                       TRANSOCEAN INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In millions)
                                                 (Unaudited)

                                                                                  Nine Months Ended September 30,
                                                                                  -------------------------------
                                                                                          2002        2001
                                                                                        ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                    $ (951.2)  $   196.6
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities
         Depreciation                                                                      374.1       348.3
         Goodwill amortization                                                               -         113.4
         Cumulative effect of a change in accounting principle - goodwill impairment     1,363.7         -
         Deferred income taxes                                                            (189.8)      (62.0)
         Equity in earnings of joint ventures                                               (4.8)      (12.0)
         Net (gain)/loss from disposal of assets                                             1.2       (25.9)
         Impairment loss on long-lived assets                                               42.0         -
         Loss on sale of securities                                                          -           2.0
         Amortization of debt-related discounts/premiums, fair value
            adjustments and issue costs, net                                                 4.6        (4.2)
         Deferred income, net                                                               (9.3)      (42.8)
         Deferred expenses, net                                                             (7.7)      (38.1)
         Extraordinary loss on debt extinguishment, net of tax                               -          17.3
         Other, net                                                                         11.9       (10.3)
         Changes in operating assets and liabilities, net of effects from the
            R&B Falcon merger
               Accounts receivable                                                         132.0      (103.5)
               Accounts payable and other current liabilities                              (41.9)      (78.7)
               Income taxes receivable/payable, net                                        (15.9)       75.4
               Other current assets                                                         (8.7)       (9.2)
-------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                  700.2       366.3
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                                   (114.6)     (443.1)
   Proceeds from disposal of assets, net                                                    73.6       108.4
   Proceeds from sale of securities                                                          -          17.2
   Merger costs paid                                                                         -         (24.4)
   Cash acquired in merger, net of cash paid                                                 -         264.7
   Joint ventures and other investments, net                                                 4.6        13.0
-------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                      (36.4)      (64.2)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net repayments on revolving credit agreements                                             -        (180.1)
   Net repayments under commercial paper program                                          (326.4)        -
   Repayments on other debt instruments                                                   (154.3)   (1,500.1)
   Net proceeds from issuance of debt                                                        -       1,693.5
   Net proceeds from issuance of ordinary shares under stock-based compensation plans       10.2        29.5
   Proceeds from issuance of ordinary shares upon exercise of warrants                       -          10.6
   Dividends paid                                                                          (19.1)      (28.6)
   Financing costs                                                                          (8.1)      (15.7)
   Other, net                                                                                2.3         5.3
-------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                                       (495.4)       14.4
-------------------------------------------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents                                                  168.4       316.5
-------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Period                                           853.4        34.5
-------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                              $1,021.8   $   351.0
=============================================================================================================

                                           See accompanying notes.

                        TRANSOCEAN INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - PRINCIPLES  OF  CONSOLIDATION

     Transocean Inc. (formerly known as "Transocean Sedco Forex Inc.", together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company") is a leading international provider of offshore and inland marine contract drilling services for oil and gas wells. As of September 30, 2002, the Company owned, had partial ownership interests in or managed more than 150 mobile offshore and barge drilling units. The Company contracts its drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells.

     On January 31, 2001, the Company completed a merger transaction (the "R&B Falcon merger") with R&B Falcon Corporation ("R&B Falcon"). As a result of the merger, R&B Falcon became an indirect wholly owned subsidiary of the Company. The merger was accounted for as a purchase with the Company as the accounting acquiror. The condensed consolidated statements of operations, comprehensive income and cash flows for the nine months ended September 30, 2001 include eight months of operating results and cash flows for R&B Falcon.

     Intercompany transactions and accounts have been eliminated. The equity method of accounting is used for investments in joint ventures owned 50 percent or less and for investments in joint ventures owned more than 50 percent where the Company does not have significant control over the day-to-day operations of the joint venture.

NOTE 2 - GENERAL

     BASIS OF CONSOLIDATION - The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with accounting principles generally accepted in the United States ("U.S.") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or for any future period. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, materials and supplies obsolescence, investments, intangible assets and goodwill, property and equipment and other long-lived assets, income taxes, financing operations, workers' insurance, pensions and other post-retirement and employment benefits and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from such estimates.

     SUPPLEMENTARY CASH FLOW INFORMATION - Cash payments for interest and income taxes, net, were $116.3 million and $74.0 million, respectively, for the nine months ended September 30, 2002 and $168.7 million and $49.9 million, respectively, for the nine months ended September 30, 2001.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

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

     During the first quarter of 2002, the Company performed the initial test of impairment of goodwill on its two reporting units, "International and U.S. Floater Contract Drilling Services" and "Gulf of Mexico Shallow and Inland Water." The test was applied utilizing the fair value of the reporting units as of January 1, 2002 and was determined based on a combination of each reporting unit's discounted cash flows and publicly traded company multiples and acquisition multiples of comparable businesses. There was no goodwill impairment for the International and U.S. Floater Contract Drilling Services reporting unit. However, because of deterioration in the Gulf of Mexico Shallow and Inland Water business segment since the completion of the R&B Falcon merger, a $1,363.7 million ($4.22 per diluted share) impairment of goodwill was recognized as a cumulative effect of a change in accounting principle in the nine months ended September 30, 2002. The Company's goodwill balance, after giving effect to the goodwill write down, is $5.1 billion as of September 30, 2002 (see Note 13). The changes in the carrying amount of goodwill are as follows (in millions):

                                                           Balance at                            Balance at
                                                           January 1,     Loss on              September 30,
                                                              2002       Impairment    Other        2002
                                                           -----------  ------------  -------  --------------
International and U.S. Floater Contract Drilling Services  $   4,721.1  $       -     $ (3.9)  $      4,717.2
Gulf of Mexico Shallow and Inland Water                        1,745.6     (1,363.7)     -              381.9
                                                           -----------  ------------  -------  --------------
                                                           $   6,466.7  $  (1,363.7)  $ (3.9)  $      5,099.1
                                                           ===========  ============  =======  ==============

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

     Net income (loss) and earnings (loss) per share for the three and nine months ended September 30, 2002 and 2001 adjusted for goodwill amortization are as follows (in millions):

                                                                 Three Months Ended     Nine Months Ended
                                                                   September 30,          September 30,
                                                               --------------------  ----------------------
                                                                 2002       2001        2002        2001
                                                               ---------  ---------  ----------  ----------
Reported net income before extraordinary item and
   cumulative effect of a change in accounting principle       $   255.2  $    97.6  $   412.5   $   213.9
Add back: Goodwill amortization                                     -          41.7       -          113.4
                                                               ---------  ---------  ----------  ----------
Adjusted reported net income before extraordinary item
   and cumulative effect of a change in accounting principle       255.2      139.3      412.5       327.3
Loss on extraordinary item, net of tax                               -          -          -         (17.3)
Cumulative effect of a change in accounting principle                -          -     (1,363.7)        -
                                                               ---------  ---------  ----------  ----------
Adjusted net income (loss)                                     $   255.2  $   139.3  $  (951.2)  $   310.0
                                                               =========  =========  ==========  ==========

Basic earnings (loss) per share:
Reported net income before extraordinary item and
   cumulative effect of a change in accounting principle       $    0.80  $    0.31  $    1.29   $    0.70
Goodwill amortization                                               -          0.13       -           0.37
                                                               ---------  ---------  ----------  ----------
Adjusted reported net income before extraordinary item
   and cumulative effect of a change in accounting principle        0.80       0.44       1.29        1.07
Loss on extraordinary item, net of tax                               -          -          -         (0.06)
Cumulative effect of a change in accounting principle                -          -        (4.27)        -
                                                               ---------  ---------  ----------  ----------
Adjusted net income (loss)                                     $    0.80  $    0.44  $   (2.98)  $    1.01
                                                               =========  =========  ==========  ==========

Diluted earnings (loss) per share:
Reported net income before extraordinary item and
   cumulative effect of a change in accounting principle       $    0.79  $    0.30  $    1.28   $    0.69
Goodwill amortization                                                -         0.13        -          0.37
                                                               ---------  ---------  ----------  ----------
Adjusted reported net income before extraordinary item
   and cumulative effect of a change in accounting principle        0.79       0.43       1.28        1.06
Loss on extraordinary item, net of tax                               -          -          -         (0.06)
Cumulative effect of a change in accounting principle                -          -        (4.22)        -
                                                               ---------  ---------  ----------  ----------
Adjusted net income (loss)                                     $    0.79  $    0.43  $   (2.94)  $    1.00
                                                               =========  =========  ==========  ==========

     IMPAIRMENT OF LONG-LIVED ASSETS - The carrying value of long-lived assets, principally property and equipment, is reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets or group of assets may not be recoverable. For property and equipment held for use, the determination of recoverability is made based upon the estimated undiscounted future net cash flows of the related asset or group of assets. Property and equipment held for sale are recorded at the lower of net book value or net realizable value. See "-New Accounting Pronouncements."

     CAPITALIZED INTEREST - Interest costs for the construction and upgrade of qualifying assets are capitalized. The Company recorded $4.4 million and $34.9 million in capitalized interest costs on construction work in progress for the three and nine months ended September 30, 2001, respectively. No interest cost was capitalized during the three and nine months ended September 30, 2002.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

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

     COMPREHENSIVE INCOME - The components of accumulated other comprehensive income as of September 30, 2002 and December 31, 2001 are as follows (in millions):

                                                                                 September 30,    December 31,
                                                                                     2002             2001
                                                                                ---------------  --------------
Gain on terminated interest rate swaps                                          $          3.7   $         3.9
Unrealized loss on securities available for sale                                          (0.7)           (0.6)
Share of unrealized loss in unconsolidated joint venture's interest rate swaps            (3.7)           (5.6)
                                                                                ---------------  --------------
     Accumulated other comprehensive income                                     $         (0.7)  $        (2.3)
                                                                                ===============  ==============

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

     NEW  ACCOUNTING  PRONOUNCEMENTS  -  In July 2001, the FASB issued SFAS 142,
Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS 142 effective January 1, 2002 and will perform a test of impairment as of October 1 each year. In conjunction with the adoption of this statement, the Company has discontinued the amortization of goodwill. Application of the non-amortization provisions of SFAS 142 for goodwill is expected to result in an increase in operating income of approximately $155 million ($0.48 per diluted share) in 2002. See "-Goodwill."

     In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

("APB") 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of long-lived asset impairment and for the measurement of long-lived assets to be disposed of by sale and the basic requirements of APB 30. In addition to these fundamental provisions, SFAS 144 provides guidance for determining whether long-lived assets should be tested for impairment and specific criteria for classifying assets to be disposed of as held for sale. The statement is effective for fiscal years beginning after December 15, 2001. The Company adopted the statement as of January 1, 2002. The adoption of this statement had no material effect on the Company's consolidated financial position or results of operations. See Note 9.

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

     In July 2002, the FASB issued SFAS 146, Obligations Associated with Disposal Activities, which is effective for disposal activities initiated after December 15, 2002, with early application encouraged. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under this statement, a liability for a cost associated with an exit or disposal activity would be recognized and measured at its fair value when it is incurred rather than at the date of commitment to an exit plan. Also, severance pay would be recognized over time rather than up front provided the benefit arrangement requires employees to render future service beyond a minimum retention period, which would be based on the legal notification period, or if there is no such requirement, 60 days, thereby allowing a liability to be recorded over the employees' future service period. The Company will adopt SFAS 146 effective with disposal activities initiated after December 15, 2002. Management does not expect adoption of this statement to have a material effect on the Company's consolidated financial position or results of operations.

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

     In conjunction with the R&B Falcon merger, the Company established a liability of $16.5 million for the estimated severance-related costs associated with the involuntary termination of 569 R&B Falcon employees pursuant to management's plan to consolidate operations and administrative functions post-merger. Included in the 569 planned involuntary terminations were 387 employees engaged in the Company's land drilling business in Venezuela. The Company has suspended active marketing efforts to divest this business and, as a result, the estimated liability was reduced by $4.3 million in the third quarter of 2001 with an offset to goodwill. Through September 30, 2002 all required severance-related costs were paid to 182 employees whose positions were eliminated as a result of this plan.

     Unaudited pro forma combined operating results of the Company and R&B Falcon assuming the merger was completed as of January 1, 2001 are summarized as follows (in millions, except per share data):

                                        Nine Months Ended
                                       September 30, 2001
                                       -------------------
Operating revenues                     $           2,198.4
Operating income                                     436.6
Net income from continuing operations                202.7
Basic earnings per share               $              0.64
Diluted earnings per share                            0.63

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

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

NOTE  4  -  DEBT

     Debt, net of unamortized discounts, premiums and fair value adjustments, is comprised of the following (in millions):

                                                                            September 30,   December 31,
                                                                                 2002           2001
                                                                            --------------  -------------
Commercial Paper                                                            $          -    $       326.4
6.5% Senior Notes, due April 2003.                                                   239.9          240.5
9.125% Senior Notes, due December 2003                                                90.1           92.0
Term Loan Agreement - final maturity December 2004                                   325.0          400.0
6.75% Senior Notes, due April 2005 (a)                                               372.9          354.6
7.31% Nautilus Class A1 Amortizing Notes - final maturity May 2005                   114.5          142.9
9.41% Nautilus Class A2 Notes, due May 2005.                                          52.0           52.4
Secured Rig Financing                                                                  -             50.6
6.95% Senior Notes, due April 2008 (a)                                               278.4          252.3
9.5% Senior Notes, due December 2008 (a)                                             375.0          348.1
6.625% Notes, due April 2011 (a)                                                     810.9          711.7
7.375% Senior Notes, due April 2018.                                                 250.5          250.5
Zero Coupon Convertible Debentures, due May 2020 (put options exercisable
   May 2003, May 2008 and May 2013).                                                 523.4          512.2
1.5% Convertible Debentures, due May 2021 (put options exercisable May
   2006, May 2011 and May 2016).                                                     400.0          400.0
8% Debentures, due April 2027.                                                       198.0          197.9
7.45% Notes, due April 2027 (put options exercisable April 2007)                      94.5           94.4
7.5% Notes, due April 2031                                                           597.3          597.3
                                                                            --------------  -------------
   Total Debt.                                                              $      4,722.4  $     5,023.8
   Less Debt Due Within One Year (b)                                                 941.6          484.4
                                                                            --------------  -------------
   Total Long-Term Debt.                                                    $      3,780.8  $     4,539.4
                                                                            ==============  =============

(a) The Company has entered into interest rate swap agreements with respect to these debt instruments. See Note 7.
(b) The Zero Coupon Convertible Debentures are classified as debt due within one year since the put option can be exercised in May 2003.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

     The scheduled maturity of the face value of the Company's debt assumes the put options on the Zero Coupon Convertible Debentures, 1.5% Convertible Debentures and 7.45% Notes will be exercised in May 2003, May 2006 and April 2007, respectively, and is as follows (in millions):

                                                      Twelve
                                                      Months
                                                      Ending
                                                  September 30,
                                                  --------------
                       2003                       $        961.5
                       2004                                280.9
                       2005                                468.6
                       2006                                400.0
                       2007                                100.0
                       Thereafter                        2,300.0
                                                  --------------
                            Total                 $      4,511.0
                                                  ==============

     Commercial Paper Program - The Company's Revolving Credit Agreements, a $550.0 million five-year revolving credit agreement dated December 29, 2000 and a $250.0 million 364-day revolving credit agreement dated December 27, 2001, provide liquidity for commercial paper borrowings. At September 30, 2002, no amounts were outstanding under the Commercial Paper Program or under the Revolving Credit Agreements.

     Term Loan Agreement - The Company is party to an amortizing unsecured five-year term loan agreement dated as of December 16, 1999. Amounts outstanding under the Term Loan Agreement bear interest, at the Company's option, at a base rate or London Interbank Offered Rate ("LIBOR") plus a margin (0.70 percent per annum at September 30, 2002) that varies depending on the Company's senior unsecured public debt rating. The debt began to amortize in March 2002, at a rate of $25.0 million per quarter in 2002. In 2003 and 2004, the debt amortizes at a rate of $37.5 million per quarter. As of September 30, 2002, $325.0 million was outstanding under this agreement.

     Exchange Offer - In March 2002, the Company completed exchange offers and consent solicitations for R&B Falcon's 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% notes. As a result of these exchange offers and consent solicitations, approximately $234.5 million, $342.3 million, $247.8 million, $246.5 million, $76.9 million, and $289.8 million principal amount of R&B Falcon's outstanding 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% notes, respectively, were exchanged for the Company's newly issued 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% notes having the same principal amount, interest rate, redemption terms and payment and maturity dates (and accruing interest from the last date for which interest had been paid on the R&B Falcon notes). Because the holders of a majority in principal amount of each of these series of notes consented to the proposed amendments to the applicable indenture pursuant to which the notes were issued, some covenants, restrictions and events of default were eliminated from the indentures with respect to these series of notes. After the exchange, approximately $5.0 million, $7.7 million, $2.2 million, $3.5 million, $10.2 million and $10.2 million principal amount of the outstanding 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% notes, respectively, not exchanged remain the obligation of R&B Falcon. These notes are combined with the notes of the corresponding series issued by the Company in the above table. In connection with the exchange offers, an aggregate of $8.3 million in consent payments was made by R&B Falcon to holders of R&B Falcon notes whose notes were exchanged. The consent payments will be amortized as an increase to interest expense over the remaining term of the respective notes using the interest method and such amortization is expected to be $1.3 million in 2002.

     Secured Rig Financing - In January 2002, the Company exercised its call option under the financing arrangement to repay the financing on the Trident 16 prior to the expiration of the scheduled term. The aggregate principal amount

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

outstanding was $32.2 million. The premium paid as a result of the call option of approximately $2 million was recorded as an increase in the net book value of the Trident 16.

     In March 2002, the Company exercised its call option under the financing arrangement to repay the financing on the Trident IX prior to the expiration of the scheduled term. The aggregate principal amount outstanding was $14.9 million. The premium paid as a result of the call option of approximately $0.5 million was recorded as an increase in the net book value of the Trident IX.

     Redeemed and Repurchased Debt - On April 10, 2001, pursuant to a tender offer, R&B Falcon acquired all of the approximately $400.0 million principal amount outstanding 11.375% Senior Secured Notes due 2009 of its affiliate, RBF Finance Co., at 122.51 percent, or $1,225.10 per $1,000 principal amount, plus accrued and unpaid interest. On April 6, 2001, RBF Finance Co. also redeemed all of the approximately $400.0 million principal amount outstanding 11% Senior Secured Notes due 2006 at 125.282 percent, or $1,252.82 per $1,000 principal amount, plus accrued and unpaid interest, and R&B Falcon redeemed all of the approximately $200.0 million principal amount outstanding 12.25% Senior Notes due 2006 at 130.675 percent or $1,306.75 per $1,000 principal amount, plus accrued and unpaid interest. The Company funded the redemption from the issuance of the 6.625% Notes and 7.5% Notes in April 2001. In the second quarter of 2001, the Company recognized an extraordinary loss, net of tax, of $18.9 million ($0.06 per diluted share) on the early extinguishment of this debt.

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

NOTE 5 - OTHER  CURRENT  LIABILITIES

     Other current liabilities are comprised of the following (in millions):

                                       September 30,   December 31,
                                            2002           2001
                                       --------------  -------------
Accrued Payroll and Employee Benefits  $        133.2  $       134.2
Accrued Interest                                 78.2           38.8
Contract Disputes and Legal Claims               20.0           47.5
Accrued Taxes, Other than Income                 23.5           26.6
Deferred Revenue                                 13.0           18.2
Other                                            13.0           18.1
                                       --------------  -------------
                                       $        280.9  $       283.4
                                       ==============  =============

NOTE  6  -  INCOME  TAXES

     In September 2002, the Company recorded a $176.2 million ($0.55 per diluted share) foreign tax benefit attributable to the restructuring of certain non-U.S. operations. As a result of the restructuring, previously unrecognized losses were offset against deferred gains, resulting in a reduction of non-current deferred taxes payable.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

NOTE  7  -  INTEREST  RATE  SWAPS

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

     At September 30, 2002, the Company had outstanding interest rate swaps in the aggregate notional amount of $1.6 billion. The market value of the Company's outstanding interest rate swaps was included in other assets with corresponding increases to long-term debt and debt due within one year, as appropriate, and was as follows (in millions):

                                      September 30,   December 31,
                                           2002           2001
                                      --------------  -------------
6.75% Senior Notes, due April 2005    $         19.4  $           -
6.95% Senior Notes, due April 2008              26.4              -
9.5% Senior Notes, due December 2008            32.0              -
6.625% Notes, due April 2011                   114.0           15.1
                                      --------------  -------------
                                      $        191.8  $        15.1
                                      ==============  =============

     Deepwater Drilling L.L.C., an unconsolidated subsidiary in which the Company has a 50 percent ownership interest, has entered into interest rate swaps with aggregate market values netting to a liability of $8.2 million at September 30, 2002. The Company's interest in these swaps has been included in accumulated other comprehensive income with a corresponding reduction to investments in and advances to joint ventures.

NOTE  8  -  SEGMENTS

     The Company's operations are aggregated into two reportable segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. The International and U.S. Floater Contract Drilling Services segment consists of high-specification floaters, other floaters, non-U.S. jackups, other mobile offshore drilling units and other assets used in support of offshore drilling activities and offshore support services. The Gulf of Mexico Shallow and Inland Water segment consists of jackup and submersible drilling rigs and inland drilling barges located in the U. S. Gulf of Mexico and Trinidad, as well as land and lake barge drilling units located in Venezuela. The Company provides services with different types of drilling equipment in several geographic regions. The location of the Company's rigs and the allocation of resources to build or upgrade rigs is determined by the activities and needs of customers.

     Effective January 1, 2002, the Company changed the composition of its reportable segments with the move of the responsibility for its Venezuela operations to the Gulf of Mexico Shallow and Inland Water segment. Prior periods have been restated to reflect the change.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

     Operating revenues and income before income taxes, minority interest, extraordinary item and cumulative effect of a change in accounting principle by segment are as follows (in millions):

                                                                      Three Months Ended     Nine Months Ended
                                                                         September 30,          September 30,
                                                                    ----------------------  --------------------------
                                                                       2002        2001         2002          2001
                                                                    ----------  ----------  ------------  ------------
Operating Revenues
   International and U.S. Floater Contract Drilling Services        $   641.2   $   641.5   $   1,873.5   $   1,706.7
   Gulf of Mexico Shallow and Inland Water                               54.0       128.7         135.8         372.0
   Elimination of intersegment revenues                                   -           -             -            (6.2)
                                                                    ----------  ----------  ------------  ------------
       Total Operating Revenues                                     $   695.2   $   770.2   $   2,009.3   $   2,072.5
                                                                    ----------  ----------  ------------  ------------

Operating income before general and administrative expense
   International and U.S. Floater Contract Drilling Services        $   190.0   $   187.4   $     570.8   $     420.9
   Gulf of Mexico Shallow and Inland Water                              (38.1)        6.9        (101.8)         55.4
                                                                    ----------  ----------  ------------  ------------
                                                                        151.9       194.3         469.0         476.3
Unallocated general and administrative expense                          (15.8)      (14.5)        (51.6)        (43.9)
Unallocated other income (expense), net                                 (44.5)      (49.5)       (139.7)       (141.1)
                                                                    ----------  ----------  ------------  ------------
       Total Income before Income Taxes, Minority Interest,
           Extraordinary Item and Cumulative Effect of a Change in
            Accounting Principle                                    $    91.6   $   130.3   $     277.7   $     291.3
                                                                    ==========  ==========  ============  ============


Total assets by segment are as follows (in millions):
                                                                                           September 30,  December 31,
                                                                                               2002           2001
                                                                                            ------------  ------------
   International and U.S. Floater Contract Drilling Services                                $   14,252.1  $  14,219.3
   Gulf of Mexico Shallow and Inland Water                                                       1,258.0      2,800.5
                                                                                            ------------  ------------
       Total Assets                                                                         $   15,510.1  $  17,019.8
                                                                                            ============  ============

NOTE  9  -  ASSET  DISPOSITIONS  AND  IMPAIRMENT  LOSS

     In July 2002, the Company's International and U.S. Floater Contract Drilling Services segment sold an office building for net proceeds of $3.0 million, resulting in a net after-tax loss of $0.3 million.

     In July 2002, the Company's Gulf of Mexico Shallow and Inland Water segment sold a land rig for net proceeds of $2.1 million. No gain or loss was recognized on the sale.

     In June 2002, the Company's International and U.S. Floater Contract Drilling Services segment sold a jackup rig, the RBF 209, and recognized a net after-tax loss of $1.5 million.

     In March 2002, the Company's International and U.S. Floater Contract Drilling Services segment sold two semisubmersible rigs, the Transocean 96 and Transocean 97, for net proceeds of $30.7 million, resulting in a net after-tax gain of $1.3 million.

     During the nine months ended September 30, 2002, the Company also settled an insurance claim and sold certain other non-strategic assets acquired in the R&B Falcon merger and certain other assets held for sale for net proceeds of approximately $20.4 million, resulting in net after-tax gains of $2.3 million ($0.01 per diluted share) and $0.5 million in the Company's International and U.S. Floater Contract Drilling Services and Gulf of Mexico Shallow and Inland Water segments, respectively.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

     In February 2001, Sea Wolf Drilling Limited ("Sea Wolf"), a joint venture in which the Company holds a 25 percent interest, sold two semisubmersible rigs, the Drill Star and Sedco Explorer, to Pride International, Inc. In the first quarter of 2001, the Company recognized accelerated amortization of the deferred gain related to the Sedco Explorer of $18.5 million ($0.06 per diluted share), which is included in gain from sale of assets. The Company continued to operate the Drill Star, which has been renamed the Pride North Atlantic, under a bareboat charter agreement until October 2001, at which time the rig was returned to its owner. The amortization of the Drill Star's deferred gain was accelerated and produced incremental gains in the three and nine months ended September 30, 2001 of $13.6 million ($0.04 per diluted share) and $36.3 million ($0.12 per diluted share), respectively, which is included as a reduction of operating and maintenance expense.

     During the nine months ended September 30, 2001, the Company also sold certain non-strategic assets acquired in the R&B Falcon merger and certain other assets held for sale. The Company received net proceeds of approximately $108 million. These sales resulted in net after-tax gains of $4.7 million ($0.02 per diluted share) and $2.8 million ($0.01 per diluted share) in the Company's International and U.S. Floater Contract Drilling Services and Gulf of Mexico Shallow and Inland Water segments, respectively, for the nine months ended September 30, 2001.

     In September 2002, the Company recorded non-cash impairment charges in the International and U.S. Floater Contract Drilling Services segment of $20.2 million ($0.06 per diluted share) and in the Gulf of Mexico Shallow and Inland Water segment of $15.2 million ($0.05 per diluted share) relating to assets held for sale reclassified as assets held and used. The impairment of these assets resulted from management's assessment that these assets no longer met the held for sale criteria under SFAS 144. In accordance with SFAS 144, the carrying value of these assets was adjusted to the lower of fair market value or carrying value adjusted for depreciation from the date the assets were classified as held for sale. The fair market values were based on third party valuations. In addition, an impairment of $5.5 million ($0.02 per diluted share), determined based on an offer from a potential buyer, was recorded in the International and U.S. Floater Contract Drilling Services segment relating to other assets held for sale.

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

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

NOTE  10  -  EARNINGS  PER  SHARE

     The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in millions, except per share data):

                                                                     Three Months Ended      Nine Months Ended
                                                                        September 30,           September 30,
                                                                   ----------------------  ------------------------
                                                                      2002        2001        2002         2001
                                                                   ----------  ----------  -----------  -----------
NUMERATOR FOR BASIC EARNINGS (LOSS) PER SHARE
Income Before Extraordinary Item and Cumulative Effect of a
   Change in Accounting Principle                                  $    255.2  $     97.6  $    412.5   $    213.9
Loss on Extraordinary Item, net of tax                                    -           -           -          (17.3)
Cumulative Effect of a Change in Accounting Principle                     -           -      (1,363.7)         -
                                                                   ----------  ----------  -----------  -----------
Net Income (Loss)                                                  $    255.2  $     97.6  $   (951.2)  $    196.6
                                                                   ==========  ==========  ===========  ===========

NUMERATOR FOR DILUTED EARNINGS (LOSS) PER SHARE
Income Before Extraordinary Item and Cumulative Effect of a
   Change in Accounting Principle                                  $    255.2  $     97.6  $    412.5   $    213.9
Add back effect of dilutive zero coupon convertible debentures            3.8         -           -            -
                                                                   ----------  ----------  -----------  -----------
Income Before Extraordinary Item and Cumulative Effect of a
   Change in Accounting Principle for diluted earnings per share        259.0        97.6       412.5        213.9
Loss on Extraordinary Item, net of tax                                    -           -           -          (17.3)
Cumulative Effect of a Change in Accounting Principle                     -           -      (1,363.7)         -
                                                                   ----------  ----------  -----------  -----------
Net Income (Loss) for diluted earnings per share                   $    259.0  $     97.6  $   (951.2)  $    196.6
                                                                   ==========  ==========  ===========  ===========

DENOMINATOR FOR DILUTED EARNINGS (LOSS) PER SHARE
Weighted-average shares outstanding for basic earnings per share        319.2       318.7       319.1        305.2
Effect of dilutive securities:
   Employee stock options and unvested stock grants                       1.5         2.2         2.3          3.1
   Warrants to purchase ordinary shares                                   1.0         1.8         1.6          2.4
   Zero coupon convertible debentures                                     7.1         -           -            -
                                                                   ----------  ----------  -----------  -----------
Adjusted weighted-average shares and assumed conversions for
   diluted earnings per share                                           328.8       322.7       323.0        310.7
                                                                   ==========  ==========  ===========  ===========

BASIC EARNINGS (LOSS) PER SHARE
   Income Before Extraordinary Item and Cumulative Effect of a
       Change in Accounting Principle                              $     0.80  $     0.31  $     1.29   $     0.70
   Loss on Extraordinary Item, net of tax                                 -           -           -          (0.06)
   Cumulative Effect of a Change in Accounting Principle                  -           -         (4.27)         -
                                                                   ----------  ----------  -----------  -----------
   Net Income (Loss)                                               $     0.80  $     0.31  $    (2.98)  $     0.64
                                                                   ==========  ==========  ===========  ===========

DILUTED EARNINGS (LOSS) PER SHARE
   Income Before Extraordinary Item and Cumulative Effect of a
      Change in Accounting Principle                               $     0.79  $     0.30  $     1.28   $     0.69
   Loss on Extraordinary Item, net of tax                                 -           -           -          (0.06)
   Cumulative Effect of a Change in Accounting Principle                  -           -         (4.22)         -
                                                                   ----------  ----------  -----------  -----------
   Net Income (Loss)                                               $     0.79  $     0.30  $    (2.94)  $     0.63
                                                                   ==========  ==========  ===========  ===========

     Ordinary shares subject to issuance pursuant to the conversion features of the Company's zero coupon convertible debentures are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share because the effect of including those shares is anti-dilutive for the nine months ended September 30, 2002 and for the three and nine months ended September 30, 2001.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

NOTE  11  -  CONTINGENCIES

     Legal Proceedings - In November 1988, a lawsuit was filed in the U.S. District Court for the Southern District of West Virginia against Reading & Bates Coal Co., a wholly owned subsidiary of R&B Falcon, by SCW Associates, Inc. claiming breach of an alleged agreement to purchase the stock of Belva Coal Company, a wholly owned subsidiary of Reading & Bates Coal Co. with coal properties in West Virginia. When those coal properties were sold in July 1989 as part of the disposition of R&B Falcon's coal operations, the purchasing joint venture indemnified Reading & Bates Coal Co. and R&B Falcon against any liability Reading & Bates Coal Co. might incur as a result of this litigation. A judgment for the plaintiff of $32,000 entered in February 1991 was satisfied and Reading & Bates Coal Co. was indemnified by the purchasing joint venture. On October 31, 1990, SCW Associates, Inc., the plaintiff in the above-referenced action, filed a separate ancillary action in the Circuit Court, Kanawha County, West Virginia against R&B Falcon, Caymen Coal, Inc. (the former owner of R&B Falcon's West Virginia coal properties), as well as the joint venture, Mr. William B. Sturgill (the former President of Reading & Bates Coal Co.) personally, three other companies in which the Company believes Mr. Sturgill holds an equity interest, two employees of the joint venture, First National Bank of Chicago and First Capital Corporation. The lawsuit sought to recover compensatory damages of $50 million and punitive damages of $50 million for alleged tortious interference with the contractual rights of the plaintiff and to impose a constructive trust on the proceeds of the use and/or sale of the assets of Caymen Coal, Inc. as they existed on October 15, 1988. The lawsuit was settled in August 2002, and the terms of the settlement have been reflected in the Company's results of operations for the nine months ended September 30, 2002. The settlement did not have a material adverse effect on its business or consolidated financial position.

     The Company also has certain other actions or claims pending that have been previously discussed and reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002. There have been no material developments in these previously reported matters. The Company and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of the Company's business. The Company does not believe that the ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on its business or consolidated financial position.

     The Company cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending litigation. There can be no assurance that the Company's beliefs or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from the Company's current estimates.

     Letters of Credit and Surety Bonds - The Company had letters of credit outstanding at September 30, 2002 totaling $53.7 million. These letters of credit guarantee various contract bidding and insurance activities. In January 2002, the Company terminated its $70.0 million letter of credit facility secured by mortgages on five drilling units, the J.W. McLean, J.T. Angel, Randolph Yost, D.R. Stewart and George H. Galloway.

     As is customary in the contract drilling business, the Company also has various surety bonds totaling $207.1 million in place that secure customs obligations relating to the importation of rigs as well as certain performance and other obligations.

NOTE  12  -  RESTRUCTURING  CHARGES

     In September 2002, the Company committed to a restructuring plan in the International and U.S. Floater Contract Drilling services segment to close its engineering office in Montrouge, France. The Company established a liability of $2.8 million for the estimated severance-related costs associated with the involuntary termination of 16 employees pursuant to this plan. The charge was reported as operating and maintenance expense in the Company's condensed consolidated statements of operations. Through September 30, 2002, no amounts

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

had been paid to employees whose positions are being eliminated as a result of this plan. The Company anticipates that substantially all amounts will be paid by the end of the first quarter of 2003.

     In September 2002, the Company committed to a restructuring plan in the International and U.S. Floater Contract Drilling services segment for a staff reduction in Norway as a result of a decline in activity in that region. The Company established a liability of $1.2 million for the estimated severance-related costs associated with the involuntary termination of 8 employees pursuant to this plan. The charge was reported as operating and maintenance expense in the Company's condensed consolidated statements of operations. Through September 30, 2002, no amounts had been paid to employees whose positions are being eliminated as a result of this plan. The Company anticipates that substantially all amounts will be paid by the end of the first quarter of 2004.

     In September 2002, the Company committed to a restructuring plan in the Gulf of Mexico Shallow and Inland Water segment involving the closure of an office and warehouse in Louisiana and relocation of most of the operations and administrative functions previously conducted at that location. The Company established a liability of $1.2 million for the estimated severance-related costs associated with the involuntary termination of 57 employees pursuant to this plan. The charge was reported as operating and maintenance expense in the Company's condensed consolidated statements of operations. Through September 30, 2002, no amounts had been paid to employees whose employment is being terminated as a result of this plan. The Company anticipates that substantially all amounts will be paid by the end of the first quarter of 2003.

NOTE  13  -  SUBSEQUENT  EVENTS

     The Company is continuing to pursue its previously announced plans to divest its Gulf of Mexico Shallow and Inland Water business. Under this plan, the Gulf of Mexico Shallow and Inland Water business would be separated from the Company and established as a publicly traded company. The Company currently anticipates that it will establish R&B Falcon, which will be renamed in connection with the transaction, as the entity that owns this business. The Company plans to transfer assets not used in this business from R&B Falcon to the Company's other subsidiaries, and these internal transfers will not affect the consolidated financial statements of Transocean. The Company expects to sell a portion of its interest in R&B Falcon in an initial public offering. The Company anticipates completing the initial public offering when market conditions warrant, subject to various factors. Given the current general uncertainty in the equity markets, the Company is unsure when the transaction could be completed on terms acceptable to it.

     The Company is currently performing its annual test of goodwill impairment as required by SFAS 142 as of October 1, 2002, the annual test date. As a result of the decline in the Company's stock price since January 1, 2002, when the initial test under SFAS 142 was performed, management expects to record a non-cash impairment of a significant majority of the Company's $5.1 billion goodwill balance in the fourth quarter of 2002 and that the impairment will affect both reporting units.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

OVERVIEW

     Transocean Inc. (formerly known as "Transocean Sedco Forex Inc.", together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company," "Transocean," "we," "us" or "our") is a leading international provider of offshore and inland marine contract drilling services for oil and gas wells. As of October 31, 2002, we owned, had partial ownership interests in or managed more than 150 mobile offshore and barge drilling units. As of this date, our active fleet of core assets consisted of 31 high-specification drillships and semisubmersibles ("floaters"), 29 other floaters, 54 jackup rigs, 35 drilling barges, four tenders and three submersible drilling rigs. In addition, the fleet included non-core assets consisting of two platform drilling rigs and a mobile offshore production unit, as well as nine land drilling rigs and three lake barges in Venezuela. We contract our drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. We also provide additional services, including management of third-party well service activities.

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

     Our operations are aggregated into two reportable segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. The International and U.S. Floater Contract Drilling Services segment consists of high-specification floaters, other floaters, non-U.S. jackups, other mobile offshore drilling units and other assets used in support of offshore drilling activities and offshore support services. The Gulf of Mexico Shallow and Inland Water segment consists of jackup and submersible drilling rigs and inland drilling barges located in the U. S. Gulf of Mexico and Trinidad, as well as land drilling units and lake barges located in Venezuela. We provide services with different types of drilling equipment in several geographic regions. The location of our rigs and the allocation of resources to build or upgrade rigs is determined by the activities and needs of our customers.

     Effective January 1, 2002, we changed the composition of our reportable segments with the move of the responsibility for our Venezuela operations to the Gulf of Mexico Shallow and Inland Water segment. Prior periods have been restated to reflect the change.

     In July 2002, we announced plans to pursue a divestiture of our Gulf of Mexico Shallow and Inland Water business. Under this plan, our Gulf of Mexico Shallow and Inland Water business would be separated from Transocean and established as a publicly traded company. We currently anticipate that we will establish R&B Falcon, which will be renamed in connection with the transaction, as the entity that owns this business. We plan to transfer assets not used in this business from R&B Falcon to our other subsidiaries, and these internal transfers will not affect the consolidated financial statements of Transocean. We expect to sell a portion of our interest in R&B Falcon in an initial public offering. We anticipate completing the initial public offering when market conditions warrant, subject to various factors. Given the current general uncertainty in the equity markets, we are unsure when the transaction could be completed on terms acceptable to us.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, materials and supplies obsolescence, investments, intangible assets and goodwill, property and equipment and other long-lived assets, income taxes, financing operations, workers' insurance, pensions and other post-retirement and employment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     Valuation allowance for deferred tax assets - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future we would be required to make an adjustment to the valuation allowance. This would reduce income in the period such determination was made.

     Goodwill impairment - Effective January 1, 2002, we adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangibles. As a result of this statement, we no longer amortize goodwill but will perform a test of impairment as of October 1 each year. Goodwill could be significantly impaired depending on prevailing market conditions and when in the business cycle the assessment is performed (see "-Outlook").

     During the first quarter of 2002, we performed the initial test of impairment of goodwill on our two reporting units, "International and U.S. Floater Contract Drilling Services" and "Gulf of Mexico Shallow and Inland Water." The test was applied utilizing the fair value of the reporting units as of January 1, 2002 and was determined based on a combination of each reporting unit's discounted cash flows and publicly traded company multiples and acquisition multiples of comparable businesses. There was no goodwill impairment for the International and U.S. Floater Contract Drilling Services reporting unit. However, because of deterioration in the Gulf of Mexico Shallow and Inland Water business segment since the completion of the R&B Falcon merger, we recognized a $1,363.7 million impairment of goodwill as a cumulative effect of a change in accounting principle in the quarter ended March 31, 2002. Our goodwill balance, after giving effect to the goodwill write down, is $5.1 billion as of September 30, 2002. See Note 2 to our consolidated financial statements in our Annual Report on Form 10-K.

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

OPERATING  RESULTS

QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001

     Our results of operations are aggregated into two segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. Operating income (loss) before general and administrative expenses for the three months ended September 30, 2002 and 2001 was $190.0 million and $187.4 million, respectively, in our International and U.S. Floater Contract Drilling Services segment and $(38.1) million and $6.9 million, respectively, in our Gulf of Mexico Shallow and Inland Water segment.

                                                            Three Months Ended
                                                              September 30,
                                                              --------------               %
                                                               2002    2001    Change   Change
                                                              ------  ------  --------  -------
                                                                (In millions, except % change)
OPERATING REVENUES
  International and U.S. Floater Contract Drilling Services   $641.2  $641.5  $  (0.3)     -  %
  Gulf of Mexico Shallow and Inland Water                       54.0   128.7    (74.7)  (58.0)%
                                                              ------  ------  --------  -------
                                                              $695.2  $770.2  $ (75.0)   (9.7)%
                                                              ======  ======  ========  =======

     Operating revenues in the International and U.S. Floater Contract Drilling Services segment were essentially unchanged for the three months ended September 30, 2002 compared to the same period in 2001. The slight decrease in this segment was primarily due to a $9 million decrease from two rigs transferred to assets held for sale subsequent to the third quarter of 2001, a $5 million decrease from two rigs sold subsequent to the third quarter of 2001, a $9 million decrease from three leased rigs returned to their owners and an $11 million decrease related to the Deepwater Frontier following the expiration of our lease with a related party late in 2001. These decreases were partially offset by a $16 million increase from a newbuild placed into service late in the third quarter of 2001 and $8 million from two rigs transferred into this segment from the Gulf of Mexico Shallow and Inland Water segment. Revenues from the remaining core assets in this segment increased $20 million. Average dayrates for these core assets increased from $89,000 for the quarter ended September 30, 2001 to $95,100 for the quarter ended September 30, 2002 while utilization for these core assets decreased from 81 percent for the quarter ended September 30, 2001 to 78 percent for the quarter ended September 30, 2002. Operating revenues for non-core assets in this segment decreased $10 million and resulted primarily from the sale in the fourth quarter of 2001 of RBF FPSO L.P., which owned the Seillean, the sale of a platform rig in early 2002 and loss of hire proceeds for the Jack Bates in the third quarter of 2001 with no comparable activity in the third quarter of 2002 partially offset by the settlement of a contract dispute in the third quarter of 2002.

     The decrease in the Gulf of Mexico Shallow and Inland Water operating revenues resulted primarily from the continued weakness of the Gulf of Mexico shallow and inland water market segment, a decline that began in mid-2001, and the transfer of three jackup rigs from this segment into the International and U.S. Floater Contract Drilling Services segment, which represented a decrease of $6 million in revenues. Excluding the three jackup rigs transferred into the International and U.S. Floater Contract Drilling Services segment, average dayrates and utilization for core assets in this segment decreased from $29,500 and 63 percent, respectively, for the quarter ended September 30, 2001 to $21,600 and 41 percent, respectively, for the quarter ended September 30, 2002. Revenues from non-core assets in this segment decreased $11 million and related primarily to Venezuela where average dayrates and utilization decreased from $19,700 and 83 percent, respectively, for the three months ended September 30, 2001 to $17,000 and 16 percent, respectively, for the comparable period in 2002.

                                                            Three Months Ended
                                                              September 30,
                                                              --------------               %
                                                               2002    2001    Change   Change
                                                              ------  ------  --------  -------
                                                                (In millions, except % change)
OPERATING AND MAINTENANCE
  International and U.S. Floater Contract Drilling Services   $325.7  $330.5  $  (4.8)   (1.5)%
  Gulf of Mexico Shallow and Inland Water                       55.4    87.7    (32.3)  (36.8)%
                                                              ------  ------  --------  -------
                                                              $381.1  $418.2  $ (37.1)   (8.9)%
                                                              ======  ======  ========  =======

     The decrease in International and U.S. Floater Contract Drilling Services operating expenses resulted primarily from the stacking of rigs, two rigs transferred to assets held for sale subsequent to the third quarter in 2001, two rigs sold subsequent to the third quarter in 2001, three leased rigs returned to their owners and a decrease related to the Deepwater Frontier following the expiration of our lease with a related party late in 2001. In addition, the sale of the RBF FPSO L.P., which owned the Seillean, subsequent to the third quarter in 2001 further contributed to the decrease. These decreases were partially offset by an increase from a newbuild unit placed into service and two jackup rigs transferred into this segment from the Gulf of Mexico Shallow and Inland Water segment during and subsequent to the third quarter of 2001, the accelerated amortization of the Pride North Atlantic's (formerly the Drill Star) deferred gain, which produced incremental gains in the quarter ended September 30, 2001 of $13.6 million with no equivalent expense reduction in the third quarter of 2002 and $6.5 million related to restructuring charges and a litigation provision with no comparable activity in the third quarter of 2001.

     The decrease in Gulf of Mexico Shallow and Inland Water operating expenses was primarily due to lower costs in 2002 resulting from the stacking and scrapping of idle rigs and reducing employee count coupled with the transfer of three jackup rigs out of this segment into the International and U.S. Floater Contract Drilling Services segment during and subsequent to the third quarter of 2001. These decreases were partially offset by an increase in expenses of $4.4 million resulting from severance-related costs and other restructuring charges related to our decision to close an administrative office and warehouse in Louisiana and relocate most of the operations and administrative functions previously conducted at that location, as well as compensation-related expenses due to executive management changes in the third quarter of 2002.

                                                            Three Months Ended
                                                              September 30,
                                                              --------------               %
                                                               2002    2001    Change   Change
                                                              ------  ------  --------  -------
                                                                (In millions, except % change)
DEPRECIATION
  International and U.S. Floater Contract Drilling Services.  $101.6  $ 98.1  $   3.5      3.6%
  Gulf of Mexico Shallow and Inland Water                       22.6    27.3     (4.7)  (17.2)%
                                                              ------  ------  --------  -------
                                                              $124.2  $125.4  $  (1.2)   (0.1)%
                                                              ======  ======  ========  =======

     The increase in International and U.S. Floater Contract Drilling Services depreciation expense resulted primarily from a newbuild drilling unit placed into service during the third quarter of 2001, the transfer of three jackup rigs into this segment from the Gulf of Mexico Shallow and Inland Water segment during and subsequent to the third quarter of 2001 and certain purchase price adjustments related to the R&B Falcon merger recorded in the third quarter of 2001. This increase was partially offset by lower expense resulting from the suspension of depreciation on certain rigs transferred to assets held for sale and the sale of various rigs from our active fleet during and subsequent to the third quarter of 2001.

     The decrease in Gulf of Mexico Shallow and Inland Water depreciation expense resulted primarily from the movement of three jackup rigs out of this segment into the International and U.S. Floater Contract Drilling Services segment and the sale of various rigs from our active fleet during and subsequent to the third quarter of 2001.

                                                           Three Months Ended
                                                              September 30,
                                                              ------------               %
                                                              2002   2001    Change   Change
                                                              -----  -----  --------  ------
                                                              (In millions, except % change)
GOODWILL AMORTIZATION
  International and U.S. Floater Contract Drilling Services.  $   -  $30.5  $ (30.5)     N/A
  Gulf of Mexico Shallow and Inland Water                         -   11.2    (11.2)     N/A
                                                              -----  -----  --------  ------
                                                              $   -  $41.7  $ (41.7)     N/A
                                                              =====  =====  ========  ======

     We adopted SFAS 142, Goodwill and Other Intangible Assets, as of January 1, 2002. As a result, goodwill is no longer amortized but is reviewed for impairment at least annually on October 1. See Note 2 to our condensed consolidated financial statements.

                             Three Months Ended
                                September 30,
                                ------------             %
                                2002   2001   Change   Change
                                -----  -----  -------  ------
                                (In millions, except % change)

GENERAL AND ADMINISTRATIVE      $15.8  $14.5  $   1.3     9.0%
                                =====  =====  =======  =======

     General and administrative expense for the three months ended September 30, 2002 increased primarily as a result of higher pension expense.

                                                         Three Months Ended
                                                            September 30,
                                                            ------------              %
                                                            2002   2001    Change  Change
                                                            -----  -----  -------  ------
                                                            (In millions, except % change)
IMPAIRMENT LOSS ON LONG-LIVED ASSETS
  International and U.S. Floater Contract Drilling Services $25.7  $   -  $  25.7     N/A
  Gulf of Mexico Shallow and Inland Water                    15.2      -     15.2     N/A
                                                            -----  -----  -------  ------
                                                            $40.9  $   -  $  40.9     N/A
                                                            =====  =====  =======  ======

     During the three months ended September 30, 2002, we recorded non-cash impairment charges in the International and U.S. Floater Contract Drilling Services segment of $20.2 million and in the Gulf of Mexico Shallow and Inland Water segment of $15.2 million relating to assets held for sale reclassified as assets held and used. The impairment of these assets resulted from our assessment that these assets no longer met the held for sale criteria under SFAS
144. In accordance with SFAS 144 the carrying value of these assets was adjusted to the lower of fair market value or carrying value adjusted for depreciation from the date the assets were classified as held for sale. The fair market values were based on third party valuations. In addition, an impairment of $5.5 million, determined based on an offer from a potential buyer, was recorded in the International and U.S. Floater Contract Drilling Services segment relating to other assets held for sale.

                                                           Three Months Ended
                                                              September 30,
                                                              ------------              %
                                                              2002   2001    Change   Change
                                                              -----  -----  --------  ------
                                                               (In millions, except % change)
GAIN (LOSS) FROM SALE OF ASSETS, NET
  International and U.S. Floater Contract Drilling Services   $ 1.8  $ 5.0  $  (3.2)  (64.0)%
  Gulf of Mexico Shallow and Inland Water                       1.1    4.4     (3.3)  (75.0)%
                                                              -----  -----  --------  -------
                                                              $ 2.9  $ 9.4  $  (6.5)  (69.1)%
                                                              =====  =====  ========  =======

     During the three months ended September 30, 2002, the International and U.S. Floater Contract Drilling Services segment recognized net pre-tax gains of $2.2 million resulting from the partial settlement of an insurance claim and the sale of certain non-strategic assets partially offset by a net pre-tax loss of $0.4 million from the sale of an office building. During the three months ended September 30, 2001, this segment recognized a pre-tax gain of $3.7 million related to the sale of two Nigerian-based land rigs and net pre-tax gains of $1.3 million related to the sale of certain non-strategic assets.

     During the three months ended September 30, 2002, the Gulf of Mexico Shallow and Inland Water segment recognized net pre-tax gains of $1.1 million related to the sale of a land rig and certain non-strategic assets. During the three months ended September 30, 2001, this segment recognized net pre-tax gains of $2.1 million related to the disposal of an inland drilling barge and $2.3 million related to the sale of certain non-strategic assets.

                                                Three Months Ended
                                                   September 30,
                                                 ----------------              %
                                                  2002     2001     Change   Change
                                                 -------  -------  --------  ------
                                                   (In millions, except % change)
OTHER INCOME (EXPENSE), NET
  Equity in earnings of joint ventures           $  0.4   $  6.3   $  (5.9)  (93.7)%
  Interest income                                   6.1      5.5       0.6     10.9%
  Interest expense, net of amounts capitalized    (52.3)   (60.8)      8.5     14.0%
  Other, net                                        1.3     (0.5)      1.8    360.0%
                                                 -------  -------  --------  ------
                                                 $(44.5)  $(49.5)  $   5.0     10.1%
                                                 =======  =======  ========  ======

     The decrease in equity in earnings of joint ventures was primarily related to our 25 percent share of losses from Delta Towing L.L.C. and a reduction of earnings from our 50 percent interest in Deepwater Drilling L.L.C. ("DD LLC"), which owns the Deepwater Pathfinder. The increase in interest income was primarily due to interest earned on higher average cash balances for the three months ended September 30, 2002 compared to the same period in 2001 partially offset by lower interest rates on those balances. The decrease in interest expense was attributable to a $2.2 million reduction associated with debt refinancing and retirements during and subsequent to the third quarter of 2001 and a decrease in the London Interbank Offered Rate ("LIBOR") of approximately 181 basis points that resulted in a $2.0 million reduction on floating rate bank debt. Additionally, our fixed to floating interest rate swaps resulted in lower interest expense of $8.1 million. These decreases were partially offset by the absence of capitalized interest in the third quarter of 2002, due to the completion of our newbuild projects in 2001, compared to $4 million of capitalized interest in the third quarter of 2001.

                               Three Months Ended
                                  September 30,
                                ---------------                %
                                  2002    2001    Change    Change
                                --------  -----  --------  --------
                                   (In millions, except % change)

INCOME TAX EXPENSE (BENEFIT)    $(164.8)  $32.6  $(197.4)  (605.5)%
                                ========  =====  ========  ========

     We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. The three months ended September 30, 2002 included a tax benefit of $176.2 million attributable to the restructuring of certain non-U.S. operations.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     Our results of operations are aggregated into two segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. Operating income (loss) before general and administrative expenses for the nine months ended September 30, 2002 and 2001 was $570.8 million and $420.9 million, respectively, in our International and U.
S. Floater Contract Drilling Services segment and $(101.8) million and $55.4 million, respectively, in our Gulf of Mexico Shallow and Inland Water segment.

                                                             Nine Months Ended
                                                                September 30,
                                                              -----------------               %
                                                                2002      2001     Change   Change
                                                              --------  -------  ---------  -------
                                                                 (In millions, except % change)
OPERATING REVENUES
  International and U.S. Floater Contract Drilling Services   $1,873.5  $1,706.7  $ 166.8      9.8%
  Gulf of Mexico Shallow and Inland Water                        135.8     365.8   (230.0)  (62.9)%
                                                              --------  -------  ---------  -------
                                                              $2,009.3  $2,072.5  $ (63.2)   (3.0)%
                                                              ========  =======  =========  =======

     The increase in International and U.S. Floater Contract Drilling Services operating revenues resulted from an $87 million increase from R&B Falcon core assets in this segment representing a full nine months of revenues in 2002 compared to eight months of operations in 2001, a $108 million increase from four newbuild drilling units placed into service during and subsequent to the first nine months of 2001 and a $26 million increase from three rigs transferred into this segment from the Gulf of Mexico Shallow and Inland Water segment during and subsequent to the third quarter of 2001. In addition, operating revenues relating to historical Transocean core assets totaled $1.2 billion for the nine months ended September 30, 2002, representing a $109 million, or 10 percent, increase over the comparable 2001 period. Average dayrates and utilization for these historical Transocean core assets increased from $80,100 and 77 percent, respectively, for the nine months ended September 30, 2001 to $87,000 and 79 percent, respectively, for the nine months ended September 30, 2002. These increases were partially offset by a $30 million decrease related to the Deepwater Frontier following the expiration of our lease with a related party late in 2001, a $29 million decrease from three leased rigs returned to their owners, a $19 million decrease related to two rigs transferred to held for sale and an $11 million decrease related to rigs sold during 2001 and 2002. Revenues from non-core assets decreased $67 million for the nine months ended September 30, 2002 compared to the same period in 2001 primarily due to the sale of the RBF FPSO L.P., which owned the Seillean, a decrease of $38 million due to the winding up of our turnkey drilling business early in 2001 and loss of hire proceeds in 2001 for the Jack Bates partially offset by a settlement of a contract dispute in 2002.

     Although the Gulf of Mexico Shallow and Inland Water operating revenues represent a full nine months of operations in 2002 compared to eight months of operations in 2001, revenues decreased mainly due to the further weakening of the Gulf of Mexico Shallow and Inland Water market segment, a decline that began in mid-2001. In addition, the transfer of three jackup rigs from this segment into the International and U.S. Floater Contract Drilling Services segment resulted in a $24 million decrease. Excluding the three jackup rigs transferred into the International and U.S. Floater Contract Drilling Services segment, average dayrates and utilization for core assets in this segment decreased from $29,400 and 67 percent, respectively, for the nine months ended September 30, 2001 to $21,000 and 32 percent, respectively, for the nine months ended September 30, 2002. Revenues from non-core assets in this segment decreased $22 million and related primarily to Venezuela where average dayrates and utilization decreased from $20,000 and 83 percent, respectively, for the nine months ended September 30, 2001 to $19,000 and 28 percent, respectively, for the comparable period in 2002.

                                                              Nine Months Ended
                                                                September 30,
                                                              ------------------               %
                                                                2002      2001     Change   Change
                                                              --------  --------  --------  ------
                                                                 (In millions, except % change)
OPERATING AND MAINTENANCE
  International and U.S. Floater Contract Drilling Services   $  974.5  $  953.7  $  20.8      2.2%
  Gulf of Mexico Shallow and Inland Water                        153.2     209.8    (56.6)  (27.0)%
                                                              --------  --------  --------  -------
                                                              $1,127.7  $1,163.5  $ (35.8)   (3.1)%
                                                              ========  ========  ========  =======

     The increase in International and U.S. Floater Contract Drilling Services operating expenses was primarily a result of eight months of R&B Falcon operations for the period ended September 30, 2001 compared to a full nine months of activity for the same period in 2002, the activation of three newbuild drilling units and three jackup rigs transferred into this segment from the Gulf of Mexico Shallow and Inland Water segment during and subsequent to the third quarter of 2001 and accelerated amortization of the Pride North Atlantic's deferred gain, which produced incremental gains in the nine months ended September 30, 2001 of $36.3 million with no equivalent expense reduction in the first nine months of 2002. These increases were partially offset by decreases in expenses resulting from a rig transferred to assets held for sale subsequent to the third quarter of 2001, nine rigs sold during and subsequent to 2001, three leased rigs returned to their owners, a decrease related to the Deepwater Frontier following the expiration of our lease with a related party late in 2001 and the winding up of our turnkey drilling business in 2001.

     The decrease in Gulf of Mexico Shallow and Inland Water operating expenses in the nine months ended September 30, 2002 resulted primarily from the stacking and scrapping of rigs, the sale of an inland drilling barge during the third quarter of 2001, reducing employee count and lower maintenance costs, as well as the transfer of three jackup rigs out of this segment into the International and U.S. Floater Contract Drilling Services segment during and subsequent to the third quarter of 2001. These decreases were partially offset by a full nine months of R&B Falcon operations in 2002 compared to eight months of operations in 2001, an increase in expenses of $4.4 million resulting from severance-related costs and other restructuring charges related to our decision to close an administrative office and warehouse in Louisiana and relocate most of the operations and administrative functions previously conducted at that location, as well as compensation-related expenses resulting from executive management changes in the third quarter of 2002.

                                                            Nine Months Ended
                                                              September 30,
                                                             --------------                %
                                                               2002    2001    Change   Change
                                                              ------  ------  --------  -------
                                                               (In millions, except % change)
DEPRECIATION
  International and U.S. Floater Contract Drilling Services   $305.3  $272.6  $  32.7     12.0%
  Gulf of Mexico Shallow and Inland Water                       68.8    75.7     (6.9)   (9.1)%
                                                              ------  ------  --------  -------
                                                              $374.1  $348.3  $  25.8      7.4%
                                                              ======  ======  ========  =======

     The increase in International and U.S. Floater Contract Drilling Services depreciation expense resulted primarily from a full nine months of depreciation in 2002 on rigs acquired in the R&B Falcon merger compared to eight months for the same period in 2001, four newbuild drilling units placed into service during and subsequent to the first nine months of 2001 and the transfer of three jackup rigs into this segment from the Gulf of Mexico Shallow and Inland Water segment. This increase was partially offset by lower depreciation expense following the suspension of depreciation on certain rigs transferred to assets held for sale and the sale of various rigs classified as assets held and used during and subsequent to 2001.

     The decrease in Gulf of Mexico Shallow and Inland Water depreciation expense resulted primarily from the transfer of three jackup rigs out of this segment into the International and U.S. Floater Contract Drilling Services segment, the suspension of depreciation on a rig transferred to assets held for sale and the sale of various rigs classified as assets held and used during and subsequent to 2001. These decreases were partially offset by a full nine months of depreciation in 2002 on rigs acquired in the R&B Falcon merger compared to eight months for the same period in 2001.

                                                           Nine Months Ended
                                                              September 30,
                                                              -------------               %
                                                              2002    2001    Change   Change
                                                              -----  ------  --------  ------
                                                               (In millions, except % change)
GOODWILL AMORTIZATION
  International and U.S. Floater Contract Drilling Services.  $  -   $ 83.6  $ (83.6)     N/A
  Gulf of Mexico Shallow and Inland Water                        -     29.8    (29.8)     N/A
                                                              -----  ------  --------  ------
                                                              $  -   $113.4  $(113.4)     N/A
                                                              =====  ======  ========  ======

     We adopted SFAS 142, Goodwill and Other Intangible Assets, as of January 1, 2002. As a result, goodwill is no longer amortized but is reviewed for impairment at least annually on October 1. See Note 2 to our condensed consolidated financial statements.

                              Nine Months Ended
                                September 30,
                                ------------              %
                                2002   2001   Change   Change
                                -----  -----  -------  -------
                                (In millions, except % change)
GENERAL AND ADMINISTRATIVE      $51.6  $43.9  $   7.7    17.5%
                                =====  =====  =======  =======

     The increase in general and administrative expense was primarily attributable to $3.9 million of costs related to the exchange of our debt for R&B Falcon debt in March 2002. The nine months ended September 30, 2001 included a $1.3 million reduction in expense related to the favorable settlement of an unemployment tax assessment with no corresponding reduction in the nine months ended September 30, 2002. In addition, expense increased due to the R&B Falcon merger and reflects additional costs to manage a larger, more complex organization for a full nine months in 2002 compared to eight months in 2001.

                                                            Nine Months Ended
                                                              September 30,
                                                              ------------             %
                                                              2002   2001   Change   Change
                                                              -----  -----  -------  ------
                                                              (In millions, except % change)
IMPAIRMENT LOSS ON LONG-LIVED ASSETS
  International and U.S. Floater Contract Drilling Services   $25.7  $   -  $  25.7     N/A
  Gulf of Mexico Shallow and Inland Water                      16.3      -     16.3     N/A
                                                              -----  -----  -------  ------
                                                              $42.0  $   -  $  42.0     N/A
                                                              =====  =====  =======  ======

     During the nine months ended September 30, 2002, we recorded non-cash impairment charges in the International and U.S. Floater Contract Drilling Services segment of $20.2 million and in the Gulf of Mexico Shallow and Inland Water segment of $15.2 million relating to assets held for sale reclassified as assets held and used. The impairment of these assets resulted from our assessment that these assets no longer met the held for sale criteria under SFAS
144. In accordance with SFAS 144, the carrying value of these assets was adjusted to the lower of fair market value or carrying value adjusted for depreciation from the date the assets were classified as held for sale. The fair market values were based on third party valuations. In addition, an impairment of $5.5 million, determined based on an offer from a potential buyer, was recorded in the International and U.S. Floater Contract Drilling Services segment relating to other assets held for sale. We also recorded a non-cash impairment charge in the Gulf of Mexico Shallow and Inland Water segment of $1.1 million relating to an asset held for sale. The impairment resulted from deterioration in current market conditions and was determined and measured based on an offer from a potential buyer.

                                                            Nine Months Ended
                                                              September 30,
                                                              ------------              %
                                                              2002   2001    Change   Change
                                                              -----  -----  --------  -------
                                                              (In millions, except % change)
GAIN FROM SALE OF ASSETS, NET
  International and U.S. Floater Contract Drilling Services   $ 2.8  $24.1  $ (21.3)  (88.4)%
  Gulf of Mexico Shallow and Inland Water                       0.7    4.9     (4.2)  (85.7)%
                                                              -----  -----  --------  -------
                                                              $ 3.5  $29.0  $ (25.5)  (87.9)%
                                                              =====  =====  ========  =======

     During the nine months ended September 30, 2002, the International and U.S. Floater Contract Drilling Services segment recognized net pre-tax gains of $5.6 million related to the sale of the Transocean 96, Transocean 97, a mobile offshore production unit, the partial settlement of an insurance claim and the sale of certain non-strategic assets. These net gains were partially offset by net pre-tax losses of $2.8 million from the sale of the RBF 209 and an office building. During the nine months ended September 30, 2001, this segment recognized net pre-tax gains of $18.5 million related to the accelerated amortization of the deferred gain on the sale of the Sedco Explorer, $3.7 million related to the sale of two Nigerian-based land rigs and $1.9 million from the sale of certain non-strategic assets.

     During the nine months ended September 30, 2002, the Gulf of Mexico Shallow and Inland Water segment recognized net pre-tax gains of $2.1 million on the sale of a land rig and certain non-strategic assets partially offset by net pre-tax losses of $1.4 million related to the sale of two mobile offshore production units and a land rig. During the nine months ended September 30, 2001, this segment recognized net pre-tax gains of $2.1 million related to the disposal of an inland drilling barge and $2.8 million related to the sale of certain non-strategic assets.

                                                 Nine Months Ended
                                                    September 30,
                                                 ------------------              %
                                                   2002      2001     Change   Change
                                                 --------  --------  --------  -------
                                                     (In millions, except % change)
OTHER INCOME (EXPENSE), NET
  Equity in earnings of joint ventures           $   4.8   $  12.0   $  (7.2)  (60.0)%
  Interest income                                   16.0      13.7       2.3     16.8%
  Interest expense, net of amounts capitalized    (160.7)   (164.8)      4.1      2.5%
  Other, net                                         0.2      (2.0)      2.2    110.0%
                                                 --------  --------  --------  -------
                                                 $(139.7)  $(141.1)  $   1.4      1.0%
                                                 ========  ========  ========  =======

     The decrease in equity in earnings of joint ventures was primarily related to our 25 percent share of losses from Delta Towing L.L.C. and to the reduced earnings attributable to our 60 percent share of the earnings of Deepwater Drilling II L.L.C. ("DDII LLC"), which owns the Deepwater Frontier, and our 50 percent share of DD LLC, which owns the Deepwater Pathfinder. Both rigs experienced downtime and decreased utilization during the first nine months of 2002. These decreases were partially offset by losses recorded in February 2001 on the sale of the Drill Star and Sedco Explorer by a joint venture in which we own a 25 percent interest. The increase in interest income was primarily due to interest earned on higher average cash balances for the nine months ended September 30, 2002 compared to the same period in 2001. The decrease in interest expense was attributable to reductions in interest expense of $30.8 million associated with debt refinancing and retirements during and subsequent to the nine months ended September 30, 2001 and a decrease in LIBOR of approximately 283 basis points that resulted in a $9.0 million reduction on floating rate bank debt. Additionally, our fixed to floating interest rate swaps resulted in reduced interest expense of $33.1 million. Offsetting these decreases were $24.6 million of additional interest expense on debt issued during the second quarter of 2001, $8.5 million of interest expense on debt acquired in the R&B Falcon merger, which represents additional interest in the full nine months ended September 30, 2002 compared to eight months for the comparable period in 2001 and the absence of capitalized interest in the nine months ended September 30, 2002, due to the completion of our newbuild projects in 2001, compared to $34.9 million of capitalized interest for the comparable period in 2001. The increase in other, net was due primarily to a loss on sale of securities during the nine months ended September 30, 2001. No securities were sold during the same period in 2002.

                                Nine Months Ended
                                  September 30,
                                ---------------                %
                                  2002    2001    Change    Change
                                --------  -----  --------  --------
                                  (In millions, except % change)
INCOME TAX EXPENSE (BENEFIT)    $(137.1)  $74.9  $(212.0)  (283.0)%
                                ========  =====  ========  ========

     We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. The nine months ended September 30, 2002 included a tax benefit of $175.7 million attributable to the restructuring of certain non-U.S. operations.

                                        Nine Months Ended
                                           September 30,
                                          --------------             %
                                          2002    2001    Change   Change
                                          -----  -------  -------  ------
                                           (In millions, except % change)
LOSS ON EXTRAORDINARY ITEMS, NET OF TAX.  $   -  $(17.3)  $  17.3     N/A
                                          =====  =======  =======  ======

     During the nine months ended September 30, 2001, we recognized a $17.3 million extraordinary loss, net of tax, related to the early extinguishment of debt as described in Note 4 to our condensed consolidated financial statements.

                                                        Nine Months Ended
                                                          September 30,
                                                        -----------------                %
                                                           2002     2001     Change    Change
                                                        ----------  -----  ----------  ------
                                                            (In millions, except % change)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE.  $(1,363.7)  $   -  $(1,363.7)     N/A
                                                        ==========  =====  ==========  ======

     During the nine months ended September 30, 2002, we recognized a $1,363.7 million cumulative effect of a change in accounting principle related to the implementation of SFAS 142 as more fully described in Note 2 to our condensed consolidated financial statements.

FINANCIAL  CONDITION

                                                             September 30,   December 31,                  %
                                                                  2002           2001         Change    Change
                                                             --------------  -------------  ----------  -------
TOTAL ASSETS
  International and U.S. Floater Contract Drilling Services  $     14,252.1  $    14,219.3  $    32.8      0.2%
  Gulf of Mexico Shallow and Inland Water                           1,258.0        2,800.5   (1,542.5)  (55.1)%
                                                             --------------  -------------  ----------  -------
                                                             $     15,510.1  $    17,019.8  $(1,509.7)   (8.9)%
                                                             ==============  =============  ==========  =======

     The decrease in Gulf of Mexico Shallow and Inland Water assets was primarily due to the impairment of goodwill of $1.4 billion as a result of our adoption of SFAS 142 in January 2002.

RESTRUCTURING  CHARGES

     In conjunction with the R&B Falcon merger, we established a liability of $16.5 million for the estimated severance-related costs associated with the involuntary termination of 569 R&B Falcon employees pursuant to management's plan to consolidate operations and administrative functions post-merger. Included in the 569 planned involuntary terminations were 387 employees engaged in our land drilling business in Venezuela. We have suspended active marketing efforts to divest this business and, as a result, the estimated liability was reduced by $4.3 million in the third quarter of 2001 with an offset to goodwill. Through September 30, 2002 all required severance-related costs have been paid to 182 employees whose positions were eliminated as a result of this plan.

     In September 2002, we committed to a restructuring plan in the International and U.S. Floater Contract Drilling services segment to close its engineering office in Montrouge, France. We established a liability of $2.8 million for the estimated severance-related costs associated with the involuntary termination of 16 employees pursuant to this plan. The charge was reported as operating and maintenance expense in our condensed consolidated statements of operations. Through September 30, 2002, no amounts had been paid to employees whose positions are being eliminated as a result of this plan. We anticipate that substantially all amounts will be paid by the end of the first quarter of 2003.

     In September 2002, we committed to a restructuring plan in the International and U.S. Floater Contract Drilling services segment for a staff reduction in Norway as a result of a decline in activity in that region. We established a liability of $1.2 million for the estimated severance-related costs associated with the involuntary termination of 8 employees pursuant to this plan. The charge was reported as operating and maintenance expense in our condensed consolidated statements of operations. Through September 30, 2002, no amounts had been paid to employees whose positions are being eliminated as a result of this plan. We anticipate that substantially all amounts will be paid by the end of the first quarter of 2004.

     In September 2002, we committed to a restructuring plan in the Gulf of Mexico Shallow and Inland Water segment involving closure of an office and warehouse in Louisiana and relocation of most of the operations and administrative functions previously conducted at that location. We established a liability of $1.2 million for the estimated severance-related costs associated with the involuntary termination of 57 employees pursuant to this plan. The charge was reported as operating and maintenance expense in our condensed consolidated statements of operations. Through September 30, 2002, no amounts had been paid to employees whose employment is being terminated as a result of this plan. We anticipate that substantially all amounts will be paid by the end of the first quarter of 2003.

2001  R&B  FALCON  PRO  FORMA  OPERATING  RESULTS

     Our unaudited pro forma consolidated results for the nine months ended September 30, 2001, giving effect to the R&B Falcon merger, reflected net income of $202.7 million, or $0.63 per diluted share, on pro forma operating revenues of $2,198.4 million. The pro forma operating results assume the merger was completed as of January 1, 2001 (see Note 3 to our condensed consolidated financial statements). These pro forma results do not reflect the effects of reduced depreciation expense related to conforming the estimated lives of our drilling rigs. The pro forma financial data should not be relied on as an indication of operating results that we would have achieved had the merger taken place earlier or of the future results that we may achieve.

OUTLOOK

     Within our International and U.S. Floater Contract Drilling Services business segment, average dayrates during the third quarter of 2002 increased slightly compared to the second quarter of 2002 despite a decrease in average dayrates for our high-specification floaters. Similarly, utilization within the segment increased modestly during the third quarter of 2002 compared to the previous quarter. Within our Gulf of Mexico Shallow and Inland Water business segment, average dayrates and fleet utilization increased in the third quarter of 2002 compared to the previous quarter.

     Comparative average dayrates and utilization figures for the quarters ending September 30, 2002 and 2001 and the quarter ending June 30, 2002 are set forth in the table below.

                                                                                  Three Months Ended
                                                                     --------------------------------------------
                                                                      September 30,    June 30,    September 30,
                                                                          2002           2002          2001
                                                                     ---------------  ----------  ---------------
AVERAGE DAYRATES

INTERNATIONAL AND U.S. FLOATER CONTRACT DRILLING SERVICES SEGMENT:
     High-Specification Floaters                                     $      144,600   $ 150,200   $      144,800
     Other Floaters                                                          81,300      76,800           66,600
     Jackups - Non-U.S.                                                      60,400      57,400           49,200
     Other (a)                                                               55,100      43,700           42,500
                                                                     ---------------  ----------  ---------------
Segment Total (a)                                                            95,500      94,500           86,700
                                                                     ---------------  ----------  ---------------

GULF OF MEXICO SHALLOW AND INLAND WATER SEGMENT:
     Jackups and Submersibles                                                23,000      21,000           37,700
     Inland Barges                                                           20,700      20,200           24,400
                                                                     ---------------  ----------  ---------------
Segment Total (a)                                                            21,600      20,700           30,000
                                                                     ---------------  ----------  ---------------

Total (a)                                                            $       76,400   $  80,500   $       66,900
                                                                     ===============  ==========  ===============

UTILIZATION

INTERNATIONAL AND U.S. FLOATER CONTRACT DRILLING SERVICES SEGMENT:
     High-Specification Floaters                                                 85%         85%              87%
     Other Floaters                                                              76%         73%              82%
     Jackups - Non-U.S.                                                          84%         82%              84%
     Other (a)                                                                   51%         60%              48%
                                                                     ---------------  ----------  ---------------
Segment Total (a)                                                                79%         78%              81%
                                                                     ---------------  ----------  ---------------

GULF OF MEXICO SHALLOW AND INLAND WATER SEGMENT:
     Jackups and Submersibles                                                    34%         29%              52%
     Inland Barges                                                               47%         24%              75%
                                                                     ---------------  ----------  ---------------
Segment Total (a)                                                                40%         27%              63%
                                                                     ---------------  ----------  ---------------

Total (a)                                                                        63%         57%              73%
                                                                     ===============  ==========  ===============

     -----------------------

     (a) Average dayrates and utilization figures do not include non-core assets, which consist of our platform rigs, mobile offshore production units and Venezuelan land rigs and lake barges, as well as for prior periods our service vessels, which were sold prior to September 30, 2002.

     World oil and U.S. natural gas prices have remained fairly stable this year. However, the pricing environment has not translated into a meaningful increase in the overall demand for our drilling rigs. Despite the relatively strong commodity prices present so far during 2002, we believe our customers still see too much political and commercial uncertainty to materially increase demand for drilling rigs in the near future. Consequently, on a global basis, we do not foresee substantive changes in the overall drilling rig demand through the first quarter of 2003.

     The outlook for our ultra deepwater capable rigs continues to be good. All of these rigs are currently on contract and dayrates on recently awarded contracts have been in the $165,000 to $180,000 range.

     Rigs with water depth capability of between 4,000 to 6,000 feet have significantly more competition and a large number of rigs are generally available to be bid on any contract opportunity. These rigs are generally being contracted at dayrates in the $75,000 to $135,000 range depending on location and water depth capability.

     The market for floaters with water depth capability below 4,000 feet remains significantly oversupplied. The largest market for these rigs has traditionally been the North Sea and Norway sectors of the North Sea, both of which have experienced substantial reductions in activity. We presently have seven semisubmersibles idle in the North Sea and see few prospects for them to go back to work in the next year. It will be difficult to keep all of our other similar units in the North Sea fully utilized through the winter months and we expect to see some idle time on additional rigs during this period.

     The international jackup market continues to be very good with most such rigs fully utilized. India and Mexico are both areas where we expect to see continuing demand growth for jackups which should keep the market for international jackups strong.

     The Shallow and Inland Water barge and jackup market segment activity increased somewhat during the third quarter of 2002. While the improvement was not significant, we believe there are certain favorable conditions developing within this sector, particularly the U.S. natural gas price fundamentals seen so far during this year, the depletion rates of existing wells and the mobilization of a number of jackups to other market sectors.

     The contract drilling market historically has been highly competitive and cyclical, and we are unable to predict the extent to which current market conditions will continue. A decline in oil or natural gas prices could reduce demand for our contract drilling services and adversely affect both utilization and dayrates.

     As of October 31, 2002, approximately 78 percent and 44 percent of our International and U.S. Floater Contract Drilling Services segment fleet days were committed to for the remainder of 2002 and for the year 2003, respectively. For our Gulf of Mexico Shallow and Inland Water segment, which has traditionally operated under short-term contracts, committed fleet days were approximately 20 percent for the remainder of 2002 and none are currently committed for the year 2003.

     We continue to proceed with our previously announced plans to pursue an initial public offering of our Gulf of Mexico Shallow and Inland Water business. We anticipate completing the initial public offering when market conditions warrant, subject to various factors. While we believe we should be able to complete the initial public offering during 2003, given the current general uncertainty in the equity markets, we are unsure when the transaction could be completed on terms acceptable to us. See "-Overview."

     The consolidated financial statements of R&B Falcon as a separate reporting entity will be included in the initial public offering prospectus and will include various items specific to R&B Falcon that are eliminated in our consolidated financial statements. The R&B Falcon financial statements will reflect its separate adoption of SFAS 142, including the implementation of the initial test for goodwill impairment utilizing the fair value of each reporting unit as of January 1, 2002 calculated in a manner consistent with the methodology used for our initial impairment test. With respect to the Gulf of Mexico Shallow and Inland Water business segment, R&B Falcon will have an initial impairment of goodwill consistent with that reflected in our consolidated financial statements for the first quarter of 2002, since the entire segment is housed within R&B Falcon. Our International and U.S. Floater Contract Drilling Services segment (the "Floater segment") operates through a number of its subsidiaries, including R&B Falcon, which results in R&B Falcon having its own separate Floater segment. Due to significant differences in the composition of R&B Falcon's Floater segment compared to our Floater segment and other factors specific to R&B Falcon, there will be a $3.1 billion initial goodwill impairment for R&B Falcon's Floater segment even though the same test did not result in an initial impairment of goodwill in our Floater segment. This initial impairment will have no effect on our consolidated financial statements. The initial impairment relating to both segments in R&B Falcon will be recorded in its financial statements as a cumulative effect adjustment.

     As of September 30, 2002, the Company had goodwill of approximately $5.1 billion. As required by SFAS 142 (See "-New Accounting Pronouncements"), we are in the process of conducting our annual test of goodwill impairment as of October 1 of this year. As a result of the decline in our stock price since January 1, 2002, when the initial test under SFAS 142 was performed, we expect a non-cash impairment to goodwill in the fourth quarter of 2002 representing a significant majority of our current goodwill balance. The impairment is expected to affect both our International and U.S. Floater Contract Drilling Services and Gulf of Mexico Shallow and Inland Water business segments. Any such impairment will have no impact on our bank covenants.

     We conduct our worldwide operations through various subsidiaries and branch offices. Consequently, we are subject to changes in tax laws and the interpretations of those tax laws in the jurisdictions in which we operate. This includes tax laws directed toward companies organized in jurisdictions with low tax rates. A material change in the tax laws of any country in which we have operations, including the U.S., could result in a higher effective tax rate on our worldwide earnings.

     As a result of our reorganization in May of 1999, we became a Cayman Islands company in a transaction commonly referred to as an "inversion". Currently the U.S. House and Senate are considering legislation that would change the tax law applicable to companies that have completed inversion transactions. Certain aspects of the leading proposals, S. 2119 Reversing the Expatriation of Profits Offshore Act passed by the Senate Finance Committee in July of 2002 and the American Competitiveness and Corporate Accountability Act currently under consideration in the House Ways and Means Committee, may make it more difficult to integrate acquired U.S. businesses with existing operations or to undertake internal restructuring within the group. We can not provide any assurance as to what form final legislation will take or the impact such legislation will ultimately have.

     Following the terrorist attacks on September 11, 2001, insurance underwriters increased insurance premiums charged for many of the coverages historically maintained by the Company, and the underwriters issued general notices of cancellations to their customers for war risk, terrorism and political risk coverages with respect to a wide variety of insurance products, including but not limited to, property damage, liability and aviation coverages. Our insurance underwriters renegotiated substantially higher premium rates for war risk coverage, which can be canceled by the underwriters on short notice. Our directors and officers liability coverage was renewed in the second quarter of 2002 with a substantial increase in premium. Our current property insurance program runs through the end of 2002 and the principal insurance programs providing our occupational injury and illness coverages run through November 2002. Our total insurance expense is expected to be approximately $66 million in 2002. We expect that our insurance expense could increase by 50 percent or more in 2003. We are investigating alternatives that could mitigate these expected cost increases, including increasing our self-insured retentions.

     We continue with our previously announced plans to sell a number of assets. We received $202 million of proceeds in 2001 and $66 million of proceeds during the first nine months of 2002 from the sale of such assets.

LIQUIDITY  AND  CAPITAL  RESOURCES

     SOURCES  AND  USES  OF  CASH

                                             Nine Months Ended
                                               September 30,
                                            -------------------
                                              2002       2001      Change
                                            ---------  --------  ----------
                                                     (In millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES
     Net income (loss)                      $ (951.2)  $ 196.6   $(1,147.8)
     Depreciation and amortization             374.1     461.7       (87.6)
     Non-cash items                          1,211.8    (176.0)    1,387.8
     Working capital                            65.5    (116.0)      181.5
                                            ---------  --------  ----------
                                            $  700.2   $ 366.3   $   333.9
                                            =========  ========  ==========

     Cash generated from net income items adjusted for non-cash activity increased $152.4 million. Cash provided by working capital items increased $181.5 million for the nine months ended September 30, 2002 compared to the same period in 2001 primarily due to a reduction in accounts receivable resulting from improved collections.

                                        Nine Months Ended
                                          September 30,
                                        ------------------
                                          2002      2001     Change
                                        --------  --------  --------
                                               (In millions)
NET CASH USED IN INVESTING ACTIVITIES
     Capital expenditures               $(114.6)  $(443.1)  $ 328.5
     Proceeds from disposal of assets      73.6     108.4     (34.8)
     Merger costs paid                       -      (24.4)     24.4
     Proceeds from sale of securities        -       17.2     (17.2)
     R&B Falcon cash at acquisition          -      264.7    (264.7)
     Other, net                             4.6      13.0      (8.4)
                                        --------  --------  --------
                                        $ (36.4)  $ (64.2)  $  27.8
                                        ========  ========  ========

     Net cash used in investing activities decreased for the nine months ended September 30, 2002 as compared to the same period in the previous year as a result of lower capital expenditures due to the completion of our newbuild program in 2001, partially offset by lower proceeds from asset sales for the nine months ended September 30, 2002 and cash received in connection with the R&B Falcon merger during the nine months ended September 30, 2001.

                                                       Nine Months Ended
                                                         September 30,
                                                      --------------------
                                                        2002       2001       Change
                                                      --------  ----------  ----------
                                                               (In millions)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
     Net repayments on revolving credit agreements    $    -    $  (180.1)  $   180.1
     Net repayments under commercial paper program     (326.4)         -       (326.4)
     Repayments on other debt instruments              (154.3)   (1,500.1)    1,345.8
     Net proceeds from issuance of debt                    -      1,693.5    (1,693.5)
     Other, net                                         (14.7)        1.1       (15.8)
                                                      --------  ----------  ----------
                                                      $(495.4)  $    14.4   $  (509.8)
                                                      ========  ==========  ==========

     During the nine months ended September 30, 2002, we had no borrowings under our revolving credit agreements and we repaid the $326.4 million outstanding under our commercial paper program. The decrease in repayments of debt instruments of $1,345.8 million was primarily due to repayments of R&B Falcon debt instruments totaling $1,458.0 million in the second quarter of 2001 as more fully described in Note 4 to our condensed consolidated financial statements. In the nine months ended September 30, 2002, we made early repayments of secured rig financing on the Trident IX and Trident 16 of $50.6 million and scheduled debt payments of $103.7 million. The increase in cash used in other, net mainly reflects $8.3 million in consent payments related to the exchange of our notes for R&B Falcon notes, no exercise of warrants in 2002 and lower proceeds from stock option exercises in 2002, partially offset by the discontinuance of cash dividend payments after the second quarter of 2002. In the second quarter of 2001, we received net proceeds of $1,693.5 million primarily due to the issuance of the 6.625% Notes, 7.5% Notes and 1.5% Convertible Debentures.

     CAPITAL  EXPENDITURES

     Capital expenditures totaled $114.6 million during the nine months ended September 30, 2002. In both 2002 and 2003, we expect to spend approximately $150 million on our existing fleet, corporate infrastructure and major upgrades to the Deepwater Expedition. A substantial majority of our capital expenditures relates to the International and U.S. Floater Contract Drilling Services segment.

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

     In July 2002, our International and U.S. Floater Contract Drilling Services segment sold an office building for net proceeds of $3.0 million, resulting in a net after-tax loss of $0.3 million.

     In July 2002, our Gulf of Mexico Shallow and Inland Water segment sold a land rig for net proceeds of $2.1 million. No gain or loss was recognized on the sale.

     In June 2002, our International and U.S. Floater Contract Drilling Services segment sold a jackup rig, the RBF 209, and recognized a net after-tax loss of $1.5 million.

     In March 2002, our International and U.S. Floater Contract Drilling Services segment sold two semisubmersible rigs, the Transocean 96 and Transocean 97, for net proceeds of $30.7 million, resulting in net after-tax gains of $1.3 million.

     During the nine months ended September 30, 2002, we also settled an insurance claim and sold certain other non-strategic assets acquired in the R&B Falcon merger and certain other assets held for sale for net proceeds of approximately $20.4 million, resulting in net after-tax gains of $2.3 million and $0.5 million in our International and U.S. Floater Contract Drilling Services and Gulf of Mexico Shallow and Inland Water segments, respectively.

     SOURCES  OF  LIQUIDITY

     Our primary sources of liquidity in the third quarter of 2002 were our cash flows from operations and asset sales. Primary uses of cash were debt repayments and capital expenditures. At September 30, 2002, we had $1.0 billion in cash and cash equivalents.

     We anticipate that we will rely primarily upon existing cash balances and internally generated cash flows to maintain liquidity in 2002 and 2003, as cash flows from operations are expected to be positive and, together with existing cash balances, adequate to fulfill anticipated obligations. From time to time, we may also use bank lines of credit and commercial paper to maintain liquidity for short-term cash needs.

     We intend to use cash from operations primarily to pay debt as it comes due and to fund capital expenditures. If we seek to reduce our debt through other than scheduled maturities, we could do so through repurchases or redemptions of, or tender offers for, debt securities. We have significantly reduced capital expenditures compared to prior years due to the completion of our newbuild program in 2001. During the first nine months of 2002, we have reduced net debt, defined as total debt less swap receivables and cash and cash equivalents, by $647 million.

     Our internally generated cash flow is directly related to our business and the market segments in which we operate. Should the drilling market deteriorate further, or should we experience poor results in our operations, cash flow from operations may be reduced. To date, however, we have continued to generate positive cash flow from operations.

     We have access to $800 million in bank lines of credit under two revolving credit agreements. A 364-day revolving credit agreement provides for $250 million in borrowings and will expire in December 2002 and a five-year revolving credit agreement provides for $550 million in borrowings and will expire in December 2005. We expect to renew the $250 million, 364-day revolving credit agreement in December 2002. These credit lines are used primarily to back our $800 million commercial paper program and may also be drawn on directly. As of September 30, 2002, none of the credit line capacity was utilized, leaving $800 million of availability under the bank lines of credit for commercial paper issuance or drawdowns.

     The bank credit lines require compliance with various covenants and provisions customary for agreements of this nature, including an interest coverage ratio of not less than 3 to 1, a leverage ratio of not greater than 40 percent (excluding the impact of SFAS 142 goodwill impairments) and limitations on mergers and sale of substantially all assets, creating liens, incurring debt, transactions with affiliates and sale/leaseback transactions. Should we fail to comply with these covenants, we would be in default and may lose access to these facilities. A loss of the bank facilities would also cause us to lose access to the commercial paper markets. We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions. A default under our public debt could trigger a default under our credit lines and cause us to lose access to these facilities. See Note 8 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2001 for a description of our credit agreements and debt securities.

     We intend to use the proceeds from the initial public offering of our Gulf of Mexico Shallow and Inland Water business as well as any proceeds from our previously announced plans to sell a number of assets (see "-Outlook") to further reduce our debt balances.

     In April 2001, the Securities and Exchange Commission ("SEC") declared effective our shelf registration statement on Form S-3 for the proposed offering from time to time of up to $2.0 billion in gross proceeds of senior or subordinated debt securities, preference shares, ordinary shares and warrants to purchase debt securities, preference shares, ordinary shares or other securities. In May 2001, we issued $400.0 million aggregate principal amount of 1.5% Convertible Debentures due May 15, 2021 under the shelf registration statement. At October 31, 2002, $1.6 billion in gross proceeds of securities remained unissued under the shelf registration statement.

     Our access to commercial paper, debt and equity markets may be reduced or closed to us due to a variety of events, including, among others, downgrades of ratings of our debt and commercial paper, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.

     Our contractual obligations in the table below include our debt obligations at face value.

                                       For the twelve months ending September 30,
                               --------------------------------------------------------
                                Total     2003   2004 - 2005   2006 - 2007   Thereafter
                               --------  ------  ------------  ------------  ----------
                                                 (In millions)
     CONTRACTUAL OBLIGATIONS
     Debt                      $4,511.0  $961.5  $      749.5  $      500.0  $  2,300.0
                               ========  ======  ============  ============  ==========

     The bondholders may put back to the Company, at their option, the Zero Coupon Convertible Debentures due 2020, the 1.5% Convertible Debentures due 2021 and the 7.45% Notes due 2027 in May 2003, May 2006 and April 2007, respectively. With regard to both series of the Convertible Debentures, we have the option to pay the repurchase price in cash, ordinary shares or any combination of cash and ordinary shares. The chart above assumes that the holders of these debentures and notes exercise the options at the first available date. Should all of the bondholders of the Zero Coupon Convertible Debentures exercise their put option in May 2003 we would recognize additional expense of approximately $11 million to fully amortize the remaining debt issue costs related to these debentures. We are also required to repurchase the convertible debentures at the option of the holder at other later dates as more fully described in Note 8 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2001.

     We have certain operating leases that have been previously discussed and reported in our Annual Report on Form 10-K for the year ended December 31, 2001. There have been no material changes in these previously reported leases.

     At September 30, 2002, we had other commitments that we are contractually obligated to fulfill with cash should the obligations be called. These obligations included standby letters of credit and surety bonds, which guarantee our performance as it relates to our drilling contracts, insurance, tax and other obligations in various jurisdictions. Letters of credit are issued under a number of facilities provided by several banks. The obligations that are the subject of these surety bonds are geographically concentrated in Brazil and Nigeria. These letters of credit and surety bond obligations are not normally called as we typically comply with the underlying performance requirements. The table below includes a summary of these obligations in U.S. dollar equivalents and their time to expiration. It should be noted that these obligations could be called at any time prior to the expiration dates.

                                                  For the twelve months ending September 30,
                                            -----------------------------------------------------
                                            Total    2003   2004 - 2005   2006 - 2007  Thereafter
                                            ------  ------  ------------  -----------  ----------
                                                               (In millions)
OTHER COMMERCIAL COMMITMENTS
Standby Letters of Credit                   $ 53.7  $ 47.2  $        6.5          -           -
Surety Bonds                                 207.1   143.7          63.4          -           -
Purchase Option Guarantees - Joint Ventures  191.3     -           191.3          -           -
Other Commitments                              1.5     -             1.5          -           -
                                            ------  ------  ------------  -----------  ----------
     Total                                  $453.6  $190.9  $      262.7          -           -
                                            ======  ======  ============  ===========  ==========

     In  March  2002,  we  completed  an  exchange  offer  pursuant to which R&B
Falcon's 6.5% Notes due April 15, 2003, 6.75% Notes due April 15, 2005, 6.95% Notes due April 15, 2008, 7.375% Notes due April 15, 2018, 9.125% Notes due December 15, 2003 and 9.5% Notes due December 15, 2008 whose holders accepted the offer were exchanged for newly issued Transocean notes. The new notes were issued in six series corresponding to the six series of R&B Falcon notes and have the same principal amount, interest rate, redemption terms and payment and maturity dates as the corresponding series of R&B Falcon notes. The aggregate principal amount of the new notes issued was approximately $1.4 billion. Because the holders of a majority in principal amount of each of these series of notes consented to the proposed amendments to the applicable indenture pursuant to which the notes were issued, some covenants, restrictions and events of default were eliminated from the indentures with respect to these series of notes. The notes not exchanged remain an obligation of R&B Falcon. In connection with the exchange offers, an aggregate of $8.3 million in consent payments was made by R&B Falcon to holders of R&B Falcon notes whose notes were exchanged.

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

     As more fully described in Note 7 to our condensed consolidated financial statements, we are a party to interest rate swap agreements with an aggregate notional amount of $1.6 billion. At September 30, 2002, the value of our outstanding derivatives was a net asset of $191.8 million and was included in other assets in the condensed consolidated balance sheets.

     DD LLC, an unconsolidated subsidiary in which we have a 50 percent ownership interest, has entered into interest rate swaps with aggregate market values netting to a liability of $8.2 million at September 30, 2002. Our interest in these swaps was included in accumulated other comprehensive income with a corresponding reduction to investments in and advances to joint ventures.

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

NEW  ACCOUNTING  PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted SFAS 142 effective January 1, 2002 and will perform a test of impairment as of October 1 each year. In conjunction with the adoption of this statement, we discontinued the amortization of goodwill. Application of the non-amortization provisions of SFAS 142 for goodwill is expected to result in an increase in operating income of approximately $155 million in 2002. See Note 2 to our condensed consolidated financial statements.

     In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of long-lived asset impairment and for the measurement of long-lived assets to be disposed of by sale and the basic requirements of APB 30. In addition to these fundamental provisions, SFAS 144 provides guidance for determining whether long-lived assets should be tested for impairment and specific criteria for classifying assets to be disposed of as held for sale. The statement is effective for fiscal years beginning after December 15, 2001. We adopted the statement as of January 1, 2002. The adoption of this statement had no material effect on our consolidated financial position or results of operations. See Note 9 to our condensed consolidated financial statements.

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

     In July 2002, the FASB issued SFAS 146, Obligations Associated with Disposal Activities, which is effective for disposal activities initiated after December 15, 2002, with early application encouraged. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under this statement, a liability for a cost associated with an exit or disposal activity would be recognized and measured at its fair value when it is incurred rather than at the date of commitment to an exit plan. Under SFAS 146, severance pay would be recognized over time rather than up front provided the benefit arrangement requires employees to render future service beyond a minimum retention period, which would be based on the legal notification period, or if there is no such requirement, 60 days, thereby allowing a liability to be recorded over the employees' future service period. We will adopt SFAS 146 effective with disposal activities initiated after December 15, 2002. We do not expect adoption of this statement to have a material effect on our consolidated financial position or results of operations.

FORWARD-LOOKING  INFORMATION

     The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that the Company or management "anticipates," "believes," "budgets," "estimates," "expects," "forecasts," "intends," "plans," "predicts," or "projects" a particular result or course of events, or that such result or course of events "could," "might," "may," "scheduled" or "should" occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this quarterly report include, but are not limited to, statements involving the costs and timing of restructuring plans, potential revenues, expenses, customer drilling programs, supply and demand, utilization rates, dayrates, market outlooks for our various geographical operating sectors, rig classes and business segments, the disposition of the Company's Gulf of Mexico Shallow and Inland Water business (including the timing of the offering and portion sold), impairment of goodwill and related accounting matters of R&B Falcon, planned asset sales, expected capital expenditures, results and effects of legal proceedings, liabilities for tax issues, increases in insurance premiums, liquidity, positive cash flow from operations, the exercise of the option of holders of Zero Coupon Convertible
Debentures, the 1.5% Convertible Debentures and the 7.45% Notes to require the Company to repurchase the instruments, adequacy of cash flow for future obligations, effects of accounting changes and the effect of proposed legislation. Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to, worldwide demand for oil and gas, uncertainties relating to the level of activity in offshore oil and gas exploration and development, exploration success by producers, oil and gas prices (including U.S. natural gas prices), fair market value of assets, demand for offshore and inland water rigs, competition and market conditions in the contract drilling industry, our ability to successfully integrate the operations of acquired businesses, delays or terminations of drilling contracts due to a number of events, delays or cost overruns on construction and shipyard projects and possible cancellation of drilling contracts as a result of delays or performance, our ability to enter into and the terms of future contracts, the availability of qualified personnel, labor relations and the outcome of negotiations with unions representing workers, operating hazards, political and other uncertainties inherent in non-U.S. operations (including exchange and currency fluctuations), risks of war, terrorism and cancellation or unavailability of certain insurance coverage, securities market conditions, application of accounting rules, the impact of governmental laws and regulations, the final provisions of any inversion and other legislation (if any), the adequacy of sources of liquidity, the effect of litigation and contingencies and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2001 and in the Company's other filings with the SEC, which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

INTEREST  RATE  RISK

     Our exposure to market risk for changes in interest rates relates primarily to our long-term and short-term debt obligations. The table below presents scheduled debt maturities and related weighted-average interest rates for each of the twelve month periods ending September 30 relating to debt obligations as of September 30, 2002. Weighted-average variable rates are based on estimated LIBOR rates as of September 30, 2002, plus applicable margins.

     As of September 30, 2002 (in millions, except interest rate percentages):

                                             Scheduled Maturity Date (a) (b)                        Fair Value
                               --------------------------------------------------------------------  --------
                                2003     2004     2005     2006     2007     Thereafter     Total    9/30/02
                               -------  -------  -------  -------  -------  ------------  ---------  --------
Total debt
  Fixed Rate                   $824.0   $130.9   $ 81.1   $400.0   $100.0      $1,050.0   $2,586.0   $2,692.6
     Average interest rate        4.1%     8.5%     8.6%     1.5%     7.5%          7.6%       5.6%
  Variable Rate                $137.5   $150.0   $ 37.5      -        -             -     $  325.0   $  325.0
     Average interest rate        2.6%     2.6%     2.6%     -        -             -          2.6%
  Receive Fixed/Pay Variable
    Swaps (c)                     -        -     $350.0      -        -        $1,250.0   $1,600.0   $1,794.8
     Average interest rate        -        -        4.7%     -        -             3.6%       3.8%

--------------------------
(a)     Maturity  dates  of  the  face value of the Company's debt assumes the put options on the Zero Coupon
        Convertible  Debentures,  1.5% Convertible Debentures and 7.45% Notes will be exercised in May 2003,
        May 2006 and  April  2007,  respectively.
(b)     Expected maturity amounts are based on the face value of debt and do not reflect fair market value of debt.
(c)     The  6.625%,  6.75%,  6.95%  and  9.5% Notes are considered variable as a result of the interest rate swaps.  See  Note  7  to  our  condensed  consolidated  financial  statements.

     At September 30, 2002, we had approximately $1.9 billion of variable rate debt at face value (43 percent of total debt at face value). Of that variable rate debt, $1.6 billion resulted from interest rate swaps with the remainder representing term bank debt. Given outstanding amounts as of that date, a one percent rise in interest rates would result in an additional $18 million in interest expense per year. Offsetting this, a large part of our investments would earn commensurately higher rates of return. Using September 30, 2002 investment levels, a one percent increase in interest rates would result in approximately $10 million of additional interest income per year. Based on September 30, 2002 balances, our net variable debt balance at face value, defined as variable rate debt less swap receivables and cash and cash equivalents, totaled $711 million (22 percent of net total debt at face value).

FOREIGN  EXCHANGE  RISK

     The Company's exposure to foreign exchange risk has not materially changed since December 31, 2001.

ITEM  4.  CONTROLS  AND  PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     In November 1988, a lawsuit was filed in the U.S. District Court for the Southern District of West Virginia against Reading & Bates Coal Co., a wholly owned subsidiary of R&B Falcon, by SCW Associates, Inc. claiming breach of an alleged agreement to purchase the stock of Belva Coal Company, a wholly owned subsidiary of Reading & Bates Coal Co. with coal properties in West Virginia. When those coal properties were sold in July 1989 as part of the disposition of R&B Falcon's coal operations, the purchasing joint venture indemnified Reading & Bates Coal Co. and R&B Falcon against any liability Reading & Bates Coal Co.
might incur as a result of this litigation. A judgment for the plaintiff of $32,000 entered in February 1991 was satisfied and Reading & Bates Coal Co. was indemnified by the purchasing joint venture. On October 31, 1990, SCW Associates, Inc., the plaintiff in the above-referenced action, filed a separate ancillary action in the Circuit Court, Kanawha County, West Virginia against R&B Falcon, Caymen Coal, Inc. (the former owner of R&B Falcon's West Virginia coal properties), as well as the joint venture, Mr. William B. Sturgill (the former President of Reading & Bates Coal Co.) personally, three other companies in which we believe Mr. Sturgill holds an equity interest, two employees of the joint venture, First National Bank of Chicago and First Capital Corporation. The lawsuit sought to recover compensatory damages of $50 million and punitive damages of $50 million for alleged tortuous interference with the contractual rights of the plaintiff and to impose a constructive trust on the proceeds of the use and/or sale of the assets of Caymen Coal, Inc. as they existed on October 15, 1988. The lawsuit was settled in August 2002, and the terms of the settlement have been reflected in our results of operations for the nine months ended September 30, 2002. The settlement did not have a material adverse effect on our business or consolidated financial position.

     We also have certain other actions or claims pending that have been previously discussed and reported in our Annual Report on Form 10-K for the year ended December 31, 2001 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002. There have been no material developments in these previously reported matters. We are involved in a number of other lawsuits, all of which have arisen in the ordinary course of our business. We do not believe that the ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on our business or consolidated financial position.

     We cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending litigation. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management's current estimates.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits

The following exhibits are filed in connection with this Report:

NUMBER    DESCRIPTION
------    -----------

*2.1 Agreement and Plan of Merger dated as of August 19, 2000 by and among Transocean Inc., Transocean Holdings Inc., TSF Delaware Inc. and R&B Falcon Corporation (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus dated October 30, 2000 included in a 424(b)(3) prospectus filed by the Company on November 1, 2000)

*3.1 Memorandum of Association of Transocean Inc., as amended (incorporated by reference to Annex E to the Joint Proxy Statement/Prospectus dated October 30, 2000 included in a 424(b)(3) prospectus filed by the Company on November 1, 2000)

*3.2 Articles of Association of Transocean Inc., as amended (incorporated by reference to Annex F to the Joint Proxy Statement/Prospectus dated October 30, 2000 included in a 424(b)(3) prospectus filed by the Company on November 1, 2000)

*3.3 Certificate of Incorporation on Change of Name to Transocean Inc. (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2002)

*10.1 Employment Agreement dated July 15, 2002 by and among R&B Falcon Corporation, R&B Falcon Management Services, Inc., and Jan Rask (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2002)

*10.2 Separation Agreement dated as of July 23, 2002 by and between Transocean Offshore Deepwater Drilling Inc. and Jon C. Cole (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2002)

*10.3 Agreement dated October 10, 2002 by and among Transocean Inc., Transocean Offshore Deepwater Drilling Inc. and J. Michael Talbert (incorporated by reference to Exhibit 99.2 to the Company's Current Report dated October 10, 2002 on Form 8-K)

*10.4 Amendment to Consulting Agreement between Transocean Offshore Inc. (now known as Transocean Inc.) and Victor E. Grijalva dated October 10, 2002 (incorporated by reference to Exhibit 99.3 to the Company's Current Report dated October 10, 2002 on Form 8-K)

*10.5 Agreement dated May 9, 2002 by and among Transocean Offshore Deepwater Drilling Inc. and Robert L. Long (incorporated by reference to Exhibit 99.4 to the Company's Current Report dated October 10, 2002 on Form 8-K)

---------------------------
*  Incorporated  by  reference  as  indicated.

     (b)     Reports  on  Form  8-K

     The Company filed a Current Report on Form 8-K on July 30, 2002 (information furnished not filed) announcing that the updated "Monthly Fleet Report" was available on the Company's website, a Current Report on Form 8-K on August 13, 2002 (information furnished not filed) announcing that certifications by the Company's chief executive officer and chief financial officer had been submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 in correspondence to the Securities and Exchange Commission accompanying the Company's quarterly report on Form 10-Q, a Current Report on Form 8-K on August 14, 2002 (information furnished not filed) announcing that sworn statements by the Company's chief executive officer and chief financial officer had been submitted in compliance with Order No. 4-460 of the Securities and Exchange Commission, a Current Report on Form 8-K on August 16, 2002 (information furnished not filed) announcing the Company's view of supply/demand, committed fleet days, the effect of a change in dayrate assumption on earnings per share, unaudited operating results for the first six months of 2002, and estimated capital expenditures for 2002 through 2004, a Current Report on Form 8-K on August 30, 2002 (information furnished not filed) announcing that the updated "Monthly Fleet Report" was available on the Company's website, a Current Report on Form 8-K on September 3, 2002 (information furnished not filed) announcing the Company's view of supply/demand, committed fleet days and the effect of a change in dayrate assumption on earnings per share, and a Current Report on Form 8-K on September 30, 2002 (information furnished not filed) announcing that the updated "Monthly Fleet Report" was available on the Company's website.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on November 12, 2002.

TRANSOCEAN  INC.



By:  /s/  Gregory  L.  Cauthen
     ---------------------------------------
     Gregory  L.  Cauthen
     Senior Vice President, Chief Financial Officer
       and  Treasurer
     (Principal  Financial  Officer)



By:  /s/  Ricardo  H.  Rosa
     ---------------------------------------
     Ricardo  H.  Rosa
     Vice  President  and  Controller
     (Principal  Accounting  Officer)

                                 CERTIFICATIONS

                           Principal Executive Officer
                           ---------------------------

I, Robert L. Long, certify that:

1.   I  have  reviewed  this  quarterly report on Form 10-Q of Transocean, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       Date:  November 12, 2002            /s/  Robert  L.  Long
                                           ------------------------------------
                                           Robert  L.  Long
                                           President and Chief Executive Officer

                           Principal Financial Officer
                           ---------------------------

I, Gregory L. Cauthen, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Transocean, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     d) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       Date:  November 12, 2002            /s/  Gregory  L. Cauthen
                                           ------------------------------------
                                           Gregory  L.  Cauthen
                                           Senior Vice President, Chief
                                           Financial Officer and Treasurer