Form 10-K
period 2002-12-31
TRANSOCEAN INC
filed 2003-03-26
CIK 1083269

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _________________

                                    FORM 10-K
 (MARK ONE)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                        OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____  TO  ______.

                        COMMISSION FILE NUMBER 333-75899

                                _________________
                                 TRANSOCEAN INC.
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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 232-7500

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE  OF  CLASS            EXCHANGE ON WHICH REGISTERED
                ----------------            ----------------------------
             Ordinary Shares, par           New York Stock Exchange, Inc.
            value $0.01 per share

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate  by check mark whether the registrant is an accelerated filer. Yes
[x]   No  [ ]

     As of June 28, 2002, 319,207,590 ordinary shares were outstanding and the aggregate market value of such shares held by non-affiliates was approximately $9.9 billion (based on the reported closing market price of the ordinary shares on such date of $31.15 and assuming that all directors and executive officers of the Company are "affiliates," although the Company does not acknowledge that any such person is actually an "affiliate" within the meaning of the federal securities laws). As of February 28, 2003, 319,764,712 ordinary shares were outstanding.

DOCUMENTS  INCORPORATED  BY  REFERENCE

     Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2002, for its 2003 annual general meeting of shareholders, are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                   TRANSOCEAN INC. AND SUBSIDIARIES
                                  INDEX TO ANNUAL REPORT ON FORM 10-K
                                 FOR THE YEAR ENDED DECEMBER 31, 2002


ITEM                                                                                            PAGE
----                                                                                            ----

                                                 PART I
ITEM 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
          Background of Transocean. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
          Drilling Fleet. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
          Markets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10
          Management Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10
          Drilling Contracts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11
          Significant Clients . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11
          Regulation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11
          Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12
          Available Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12
ITEM 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12
ITEM 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13
ITEM 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . .   15
          Executive Officers of the Registrant. . . . . . . . . . . . . . . . . . . . . . . . .   15

                                                 PART II
ITEM 5.   Market for Registrant's Common Equity and Related Shareholder Matters . . . . . . . .   17
ITEM 6.   Selected Consolidated Financial Data. . . . . . . . . . . . . . . . . . . . . . . . .   19
ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations   21
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . . . . . .   48
ITEM 8.   Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . .   50
ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.   93

                                                 PART III
ITEM 10.  Directors and Executive Officers of the Registrant. . . . . . . . . . . . . . . . . .   93
ITEM 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   93
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related
            Shareholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   93
ITEM 13.  Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . .   93
ITEM 14.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   93

                                                 PART IV
ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . . . . . . .   93

                                     PART I

ITEM  1.     BUSINESS

     Transocean Inc. (formerly known as "Transocean Sedco Forex Inc.", together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company," "Transocean," "we," "us" or "our") is a leading international provider of offshore and inland marine contract drilling services for oil and gas wells. As of March 1, 2003, we owned, had partial ownership interests in or operated 158 mobile offshore and barge drilling units that we consider to be our core assets. As of this date, our core assets consisted of 31 high-specification drillship and semisubmersibles (floaters), 29 other floaters, 55 jackup rigs, 35 drilling barges, five tenders and three submersible drilling rigs. In addition, the fleet included non-core assets consisting of a mobile offshore production unit, two platform drilling rigs and a land rig, as well as nine land rigs and three lake barges in Venezuela.

     Our mobile offshore drilling fleet is considered one of the most modern and versatile fleets in the world. Our primary business is to contract these drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. We specialize in technically demanding segments of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services. We also provide additional services, including management of third-party well service activities. Our ordinary shares are listed on the New York Stock Exchange under the symbol "RIG".

     Transocean Inc. is a Cayman Islands exempted company with principal executive offices in the U.S. located at 4 Greenway Plaza, Houston, Texas 77046. Our telephone number at that address is (713) 232-7500.

BACKGROUND  OF  TRANSOCEAN

     In June 1993, the Company, then known as "Sonat Offshore Drilling Inc.," completed an initial public offering of approximately 60 percent of the outstanding shares of its common stock as part of its separation from Sonat Inc., and in July 1995 Sonat Inc. sold its remaining 40 percent interest in the Company through a secondary public offering. In September 1996, the Company acquired Transocean ASA, a Norwegian offshore drilling company, and changed its name to "Transocean Offshore Inc." On May 14, 1999, the Company completed a corporate reorganization by which it changed its place of incorporation from Delaware to the Cayman Islands.

     On December 31, 1999, we completed our merger with Sedco Forex Holdings Limited ("Sedco Forex"), the former offshore contract drilling business of Schlumberger Limited ("Schlumberger"). Effective upon the merger, we changed our name to "Transocean Sedco Forex Inc." The merger followed the spin-off of Sedco Forex to Schlumberger shareholders on December 30, 1999. We accounted for the merger using the purchase method of accounting with Sedco Forex treated as the accounting acquiror. On January 31, 2001, we completed a merger transaction (the "R&B Falcon merger") with R&B Falcon Corporation ("R&B Falcon", now known as "TODCO"). We accounted for the R&B Falcon merger using the purchase method of accounting with the Company treated as the acquiror. In May 2002, we changed our name to "Transocean Inc."

DRILLING  FLEET

     We principally use four types of drilling rigs:

     -    drillships

     -    semisubmersibles

     -    jackups

     -    barge drilling rigs

     Also included in our fleet are tenders, submersible rigs, a mobile offshore production unit, platform drilling rigs, land drilling rigs and lake barges.

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

     As of February 28, 2003, our marine fleet of 158 core assets was located in the U.S. Gulf of Mexico (75 units), Canada (one unit), Brazil (11 units), Trinidad (two units), the North Sea (17 units), the Mediterranean and Middle East (eight units), the Caspian Sea (one unit), Africa (21 units), India (six units) and Asia and Australia (16 units).

     Our operations are separated into two business segments. The International and U.S. Floater Contract Drilling Services segment is comprised of drillships, semisubmersibles and non-U.S. jackups and barge drilling rigs. Our Gulf of Mexico Shallow and Inland Water segment consists of jackups and submersible drilling rigs located in the U.S. Gulf of Mexico and Trinidad and U.S. inland drilling barges, as well as land drilling units and lake barges located in Venezuela.

INTERNATIONAL AND U.S. FLOATER CONTRACT DRILLING SERVICES FLEET

     As of February 28, 2003, our International and U.S. Floater Contract Drilling Services segment fleet consisted of 14 drillships, 46 semisubmersibles, 26 jackups, four drilling barges, five tenders, a platform drilling rig, a mobile offshore production unit and a land rig.

     DRILLSHIPS  (14)

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

          The following table provides certain information regarding our drillship fleet as of February 28, 2003:

                                       YEAR        WATER    DRILLING
                                      ENTERED      DEPTH      DEPTH
                                     SERVICE/    CAPACITY   CAPACITY                                ESTIMATED
TYPE AND NAME                       UPGRADED(a)  (IN FEET)  (IN FEET)  LOCATION     CUSTOMER     EXPIRATION (b)
----------------------------------  -----------  ---------  ---------  ---------  -------------  ---------------
HIGH-SPECIFICATION DRILLSHIPS (12)
Deepwater Discovery (c). . . . . .         2000     10,000     30,000  Benin      ChevronTexaco  December 2003
Deepwater Expedition (c) . . . . .         1999     10,000     30,000  Brazil     Petrobras      October 2005
Deepwater Frontier (c)(d). . . . .         1999     10,000     30,000  Brazil     Petrobras      November 2003
Deepwater Millennium . . . . . . .         1999     10,000     30,000  U.S. Gulf  Anadarko       June 2003
                                                                       U.S. Gulf  KerrMcGee      December 2003
                                                                       U.S. Gulf  KerrMcGee      December 2004
Deepwater Pathfinder (c)(e). . . .         1998     10,000     30,000  U.S. Gulf  Conoco         January 2004
Discoverer Deep Seas (c) . . . . .         2001     10,000     35,000  U.S. Gulf  ChevronTexaco  January 2006
Discoverer Enterprise (c). . . . .         1999     10,000     35,000  U.S. Gulf  BP             December 2004
Discoverer Spirit (c). . . . . . .         2000     10,000     35,000  U.S. Gulf  Unocal         September 2005
Deepwater Navigator (c). . . . . .         2000      7,200     25,000  Brazil     Petrobras      July 2003
                                                                       Brazil     Petrobras      July 2004
Peregrine I (c). . . . . . . . . .    1982/1996      7,200     25,000  Brazil     Petrobras      June 2003


                                       YEAR        WATER    DRILLING
                                      ENTERED      DEPTH      DEPTH
                                     SERVICE/    CAPACITY   CAPACITY                                ESTIMATED
TYPE AND NAME                       UPGRADED(a)  (IN FEET)  (IN FEET)  LOCATION     CUSTOMER     EXPIRATION (b)
----------------------------------  -----------  ---------  ---------  ---------  -------------  ---------------
Discoverer 534 (c) . . . . . . . .    1975/1991      7,000     25,000  India      Reliance       June 2003
Discoverer Seven Seas (c). . . . .    1976/1997      7,000     25,000  Brazil             -      Idle

OTHER DRILLSHIPS (2)
Joides Resolution (c)(f) . . . . .         1978     27,000     30,000  Brazil     Texas A&M      September 2003
Peregrine III. . . . . . . . . . .         1976      4,200     25,000  U.S. Gulf          -      Idle

_______________________________
(a)     Dates  shown  are  the  original  service  date  and  the  date  of  the  most  recent upgrade, if any.
(b)     Expiration dates represent our current estimate of the earliest date the contract for each rig is likely to  expire.  Some rigs have two or more contracts in continuation, so the last line shows the estimated earliest availability.  Some  contracts  may  permit  the  client  to  extend  the  contract.
(c)     Dynamically  positioned.
(d)     The  Deepwater  Frontier  is  leased  and  operated  by a limited liability company in which we own a 60 percent  interest.  See  Note  19  to  our  consolidated  financial  statements.
(e)     The  Deepwater  Pathfinder  is  leased  and operated by a limited liability company in which we own a 50 percent  interest.  See  Note  19  to  our  consolidated  financial  statements.
(f)     The  Joides Resolution is currently engaged in scientific geological coring activities and is owned by a joint venture in which we have a 50 percent interest.  See Note 19 to our consolidated financial statements.

     SEMISUBMERSIBLES  (46)

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

          The following table provides certain information regarding our semisubmersible fleet as of February 28, 2003:

                           YEAR        WATER    DRILLING
                          ENTERED      DEPTH      DEPTH
                         SERVICE/    CAPACITY   CAPACITY                                        ESTIMATED
TYPE AND NAME           UPGRADED(a)  (IN FEET)  (IN FEET)      LOCATION         CUSTOMER     EXPIRATION (b)
----------------------  -----------  ---------  ---------  -----------------  -------------  ---------------
HIGH-SPECIFICATION
SEMISUBMERSIBLES (19)
Deepwater Horizon (c) .        2001     10,000     30,000  U.S. Gulf          BP             September 2004
Cajun Express (c) . . .        2001      8,500     35,000  U.S. Gulf          Dominion       March 2003
Deepwater Nautilus (d).        2000      8,000     30,000  U.S. Gulf          Shell          June 2005
Sedco Energy (c). . . .        2001      7,500     25,000  Las Palmas         ChevronTexaco  May 2003
                                                           Nigeria            ChevronTexaco  October 2004
Sedco Express (c) . . .        2001      7,500     25,000  Brazil             Petrobras      August 2004
Transocean Marianas . .   1979/1998      7,000     25,000  U.S. Gulf          Shell          August 2003
Sedco 707 (c) . . . . .   1976/1997      6,500     25,000  Brazil             Petrobras      January 2004
Jack Bates. . . . . . .   1986/1997      5,400     30,000  U.K. North Sea     -              Idle
Sedco 709 (c) . . . . .   1977/1999      5,000     25,000  Nigeria            Shell          May 2003
                                                           Nigeria            Shell          May 2004
M. G. Hulme, Jr. (e). .   1983/1996      5,000     25,000  Nigeria            TotalFinaElf   March 2003
                                                           Nigeria            TotalFinaElf   May 2003
Transocean Richardson .        1988      5,000     25,000  U.S. Gulf          KerrMcGee      March 2003


                           YEAR        WATER    DRILLING
                          ENTERED      DEPTH      DEPTH
                         SERVICE/    CAPACITY   CAPACITY                                        ESTIMATED
TYPE AND NAME           UPGRADED(a)  (IN FEET)  (IN FEET)      LOCATION         CUSTOMER     EXPIRATION (b)
----------------------  -----------  ---------  ---------  -----------------  -------------  ---------------
Jim Cunningham. . . . .   1982/1995      4,600     25,000  Malta              -              Shipyard
                                                           Egypt              IEOC           July 2003
Transocean Leader . . .   1987/1997      4,500     25,000  U.K. North Sea     BP             March 2003
Transocean Rather . . .        1988      4,500     25,000  Enroute to         ExxonMobil     August 2004
                                                           Angola
Sovereign Explorer. . .        1984      4,500     25,000  Equatorial Guinea  Amerada Hess   March 2003
                                                           Ivory Coast        CNR            May 2003
Henry Goodrich. . . . .        1985      2,000     30,000  Canada             Terra Nova     February 2005
Paul B. Loyd, Jr. . . .        1990      2,000     25,000  U.K. North Sea     BP             March 2003
Transocean Arctic . . .        1986      1,650     25,000  Norwegian N. Sea   -              Idle
Polar Pioneer . . . . .        1985      1,500     25,000  Norwegian N. Sea   Norsk Hydro    December 2003

                                YEAR        WATER    DRILLING
                               ENTERED      DEPTH      DEPTH
                              SERVICE/    CAPACITY   CAPACITY                                        ESTIMATED
TYPE AND NAME                UPGRADED(a)  (IN FEET)  (IN FEET)      LOCATION         CUSTOMER     EXPIRATION (b)
---------------------------  -----------  ---------  ---------  -----------------  -------------  ---------------
OTHER SEMISUBMERSIBLES (27)
Sedco 710 (c) . . . . . . .    1983/1997      4,500     25,000  Brazil             Petrobras      October 2006
Sedco 700 . . . . . . . . .    1973/1997      3,600     25,000  Equatorial Guinea  Amerada Hess   October 2003
Transocean Amirante . . . .    1978/1997      3,500     25,000  U.S. Gulf          -              Idle
Transocean Legend . . . . .         1983      3,500     25,000  Brazil             Petrobras      May 2004
C. Kirk Rhein, Jr.. . . . .    1976/1997      3,300     25,000  U.S. Gulf          -              Idle
Transocean Driller. . . . .         1991      3,000     25,000  Brazil             El Paso        August 2003
Falcon 100. . . . . . . . .    1974/1999      2,400     25,000  U.S. Gulf          ChevronTexaco  April 2003
Sedco 711 . . . . . . . . .         1982      1,800     25,000  U.K. North Sea     Ramco          April 2003
                                                                U.K. North Sea     Marathon       June 2003
                                                                U.K. North Sea     Ramco          July 2003
Transocean John Shaw. . . .         1982      1,800     25,000  U.K. North Sea     TotalFinaElf   April 2003
                                                                U.K. North Sea     TotalFinaElf   August 2003
Sedco 714 . . . . . . . . .    1983/1997      1,600     25,000  U.K. North Sea     EnCana         March 2003
                                                                U.K. North Sea     BP             May 2003
Sedco 712 . . . . . . . . .         1983      1,600     25,000  U.K. North Sea     Shell          March 2003
Actinia . . . . . . . . . .         1982      1,500     25,000  Egypt              IEOC           April 2003
J. W. McLean. . . . . . . .    1974/1996      1,250     25,000  U.K. North Sea     -              Idle
Sedco 600 . . . . . . . . .    1983/1994      1,500     25,000  Indonesia          Conoco         March 2003
Sedco 601 . . . . . . . . .         1983      1,500     25,000  Indonesia          TotalFinaElf   April 2003
Sedco 602 . . . . . . . . .         1983      1,500     25,000  Singapore          -              Idle
Sedco 702 . . . . . . . . .    1973/1992      1,500     25,000  Australia          Esso           March 2003
Sedco 703 . . . . . . . . .    1973/1995      2,000     25,000  Australia          Woodside       March 2003
Sedco 708 . . . . . . . . .         1976      1,500     25,000  Congo              -              Idle
Sedneth 701 . . . . . . . .    1972/1993      1,500     25,000  Angola             ChevronTexaco  April 2003
Transocean Prospect . . . .    1983/1992      1,500     25,000  U.K. North Sea     -              Idle
Transocean Searcher . . . .    1983/1988      1,500     25,000  Norwegian N. Sea   Statoil        June 2003
                                                                Norwegian N. Sea   Statoil        March 2004
Transocean Winner . . . . .         1983      1,500     25,000  Norwegian N. Sea   -              Idle
Transocean Wildcat. . . . .    1977/1985      1,300     25,000  U.K. North Sea     -              Idle
Transocean Explorer . . . .         1976      1,250     25,000  U.K. North Sea     -              Idle
Sedco 704 . . . . . . . . .    1974/1993      1,000     25,000  U.K. North Sea     ChevronTexaco  April 2003
                                                                U.K. North Sea     Ramco          September 2003
Sedco 706 . . . . . . . . .    1976/1994      1,000     25,000  U.K. North Sea     -              Idle

______________________________

(a)     Dates  shown  are  the  original  service  date  and  the  date  of  the  most  recent upgrade, if any.


(b)     Expiration dates represent our current estimate of the earliest date the contract for each rig is likely to  expire.  Some  rigs have two or more contracts in continuation, so the last line shows the estimated earliest  availability.  Some  contracts  may  permit  the  client  to  extend  the  contract.
(c)     Dynamically  positioned.
(d)     The  Deepwater Nautilus is leased from its owner, an unrelated third party, pursuant to a fully defeased lease  arrangement.
(e)     The  M. G. Hulme, Jr. is accounted for as an operating lease as a result of a sale/leaseback transaction in  November  1995.

     JACKUP  RIGS  (26)

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

     The following table provides certain information regarding our jackup rig fleet in this segment as of February 28, 2003:

                     YEAR ENTERED   WATER DEPTH   DRILLING DEPTH
                       SERVICE/       CAPACITY       CAPACITY
NAME                  UPGRADED(a)    (IN FEET)       (IN FEET)           LOCATION         STATUS
-------------------  -------------  ------------  ---------------  --------------------  ---------
Trident IX. . . . .           1982           400           21,000  Vietnam               Operating
Trident 17. . . . .           1983           355           25,000  Indonesia             Operating
Harvey H. Ward. . .           1981           300           25,000  Malaysia              Operating
J. T. Angel . . . .          1982           300           25,000  India                 Operating
Roger W. Mowell . .           1982           300           25,000  Malaysia              Operating
Ron Tappmeyer . . .           1978           300           25,000  Singapore             Idle
D. R. Stewart . . .           1980           300           25,000  Italy                 Operating
Randolph Yost . . .           1979           300           25,000  Equatorial Guinea     Operating
C. E. Thornton. . .           1974           300           25,000  India                 Operating
F. G. McClintock. .           1975           300           25,000  India                 Operating
Shelf Explorer. . .           1982           300           25,000  Enroute to            Operating
                                                                   Equatorial Guinea
Transocean III. . .      1978/1993           300           20,000  Oman                  Shipyard
Transocean Nordic .           1984           300           25,000  India                 Operating
Trident II. . . . .      1977/1985           300           25,000  India                 Operating
Trident IV. . . . .      1980/1999           300           25,000  Congo                 Operating
Trident VI. . . . .           1981           300           21,000  Nigeria               Operating
Trident VIII. . . .           1981           300           21,000  Nigeria               Operating
Trident XII . . . .      1982/1992           300           25,000  Vietnam               Operating
Trident XIV . . . .      1982/1994           300           20,000  Angola                Operating
Trident 15. . . . .           1982           300           25,000  Thailand              Operating
Trident 16. . . . .           1982           300           25,000  Vietnam               Operating
Trident 20 (b). . .           2000           350           25,000  Caspian Sea           Operating
George H. Galloway.           1984           300           25,000  Italy                 Operating
Transocean Comet. .           1980           250           20,000  Egypt                 Operating
Transocean Mercury.      1969/1998           250           20,000  Egypt                 Operating
Transocean Jupiter.      1981/1997           170           16,000  United Arab Emirates  Idle

______________________________

(a)     Dates shown are the original service date and the date of the most recent upgrade, if any.
(b)     Owned  by  a  joint  venture  in  which  we  have  a  75  percent  interest.

     BARGE  DRILLING  RIGS  (4)

     Our barge drilling fleet in this segment consists of swamp barges. Swamp barges are usually not self-propelled but can be moored alongside a platform and contain crew quarters, mud pits, mud pumps, power generation and other equipment. Swamp barges are generally suited for water depths of 25 feet or less.

     The following table provides certain information regarding our barge drilling rig fleet in this segment as of February 28, 2003:

                 YEAR
                ENTERED    DRILLING
               SERVICE/    CAPACITY
NAME          UPGRADED(a)  (IN FEET)  LOCATION    STATUS
------------  -----------  ---------  ---------  ---------
Searex 4 . .    1981/1989     25,000  Nigeria    Idle
Searex 6 . .    1981/1991     25,000  Nigeria    Idle
Searex 12. .    1982/1992     25,000  Nigeria    Operating
Hibiscus (b)    1979/1993     16,000  Indonesia  Operating

______________________________
(a) Dates shown are the original service date and the date of the most recent upgrade, if any.
(b) The Hibiscus is owned by a joint venture in which we own more than 50 percent.

     OTHER  RIGS

     In addition to the drillships, semisubmersibles, jackups and drilling barges, we also own or operate several other types of rigs in this segment.
These rigs include five tenders, a platform drilling rig, a mobile offshore production unit and a land rig.

     Some of our idle rigs would require additional costs to return to service. The actual cost, which could fluctuate over time, is dependent upon various factors, including the availability and cost of shipyard facilities, cost of equipment and materials and the extent of repairs and maintenance that may ultimately be required. We would take these factors into consideration together with market conditions, length of contract and the dayrate and other contract terms in deciding whether to return a particular idle rig to service.

GULF OF MEXICO SHALLOW AND INLAND WATER FLEET

     As of February 28, 2003, our Gulf of Mexico Shallow and Inland Water segment fleet consisted of 29 jackups, 31 drilling barges, three submersible rigs and a platform drilling rig, as well as nine land rigs and three lake barges.

     JACKUP RIGS (29)

     The following table provides certain information regarding our jackup rig fleet in this segment as of February 28, 2003:

                                 WATER DEPTH   RATED DRILLING
                   YEAR ENTERED    CAPACITY         DEPTH
NAME         TYPE    SERVICE      (IN FEET)       (IN FEET)     LOCATION    STATUS
-----------  ----  ------------  ------------  ---------------  ---------  ---------
RBF 151 (a)  ILC           1981           150           20,000  U.S. Gulf  Idle
RBF 156 . .  ILC           1983           150           20,000  U.S. Gulf  Operating
RBF 185 . .  ILC           1982           120           20,000  U.S. Gulf  Idle
RBF 150 . .  ILC           1979           150           20,000  U.S. Gulf  Operating
RBF 155 . .  ILC           1980           150           20,000  U.S. Gulf  Idle
RBF 154 . .  ILC           1979           150           16,000  U.S. Gulf  Idle
RBF 110 . .  MC            1982           100           20,000  Trinidad  Operating
RBF 152 . .  MC            1980           150           20,000  U.S. Gulf  Idle
RBF 153 . .  MC            1980           150           20,000  U.S. Gulf  Idle
RBF 200 . .  MC            1979           200           20,000  U.S. Gulf  Idle
RBF 201 . .  MC            1981           200           20,000  U.S. Gulf  Operating
RBF 202 . .  MC            1982           200           20,000  U.S. Gulf  Operating
RBF 203 . .  MC            1981           200           20,000  U.S. Gulf  Idle
RBF 204 . .  MC            1981           200           20,000  U.S. Gulf  Idle
RBF 205 . .  MC            1979           200           20,000  U.S. Gulf  Idle
RBF 206 . .  MC            1980           200           20,000  U.S. Gulf  Idle
RBF 207 . .  MC            1981           200           20,000  U.S. Gulf  Idle
RBF 208 (a)  MC            1980           200           20,000  Trinidad   Idle
RBF 100 . .  MC            1982           100           20,000  U.S. Gulf  Idle
RBF 190 . .  MS            1978           160           20,000  U.S. Gulf  Idle


                                 WATER DEPTH   RATED DRILLING
                   YEAR ENTERED    CAPACITY         DEPTH
NAME         TYPE    SERVICE      (IN FEET)       (IN FEET)     LOCATION    STATUS
-----------  ----  ------------  ------------  ---------------  ---------  ---------
RBF 191 . .  MS            1978           160           20,000  U.S. Gulf  Idle
RBF 192 . .  MS            1981           160           20,000  U.S. Gulf  Idle
RBF 250 . .  MS            1974           250           20,000  U.S. Gulf  Idle
RBF 251 . .  MS            1978           250           20,000  U.S. Gulf  Idle
RBF 252 . .  MS            1978           250           20,000  U.S. Gulf  Idle
RBF 253 . .  MS            1982           250           20,000  U.S. Gulf  Idle
RBF 254 . .  MS            1976           250           20,000  U.S. Gulf  Idle
RBF 255 . .  MS            1976           250           20,000  U.S. Gulf  Idle
RBF 256 . .  MS            1975           250           20,000  U.S. Gulf  Idle

______________________________
"ILC" means an independent leg cantilevered jackup rig.
"MC" means a mat-supported cantilevered jackup rig.
"MS" means a mat-supported slot-type jackup rig.

(a)     This  rig  is currently unable to operate in the U. S. Gulf of Mexico due to regulatory  restrictions.

     BARGE  DRILLING  RIGS  (31)

     Our barge drilling fleet in this segment consists of conventional and posted barge rigs. Our conventional and posted barge drilling rigs are mobile drilling platforms that are submersible and are built to work in eight to 20 feet of water. A posted barge is identical to a conventional barge except that the hull and superstructure are separated by 10 to 14 foot columns, which increases the water depth capabilities of the rig.

     The following table provides certain information regarding our barge drilling rig fleet in this segment as of February 28, 2003:

                                            RATED
                                          DRILLING
                YEAR ENTERED  HORSEPOWER    DEPTH
NAME    TYPE      SERVICE       RATING    (IN FEET)  LOCATION    STATUS
------  ------  ------------  ----------  ---------  ---------  ---------
    11  Conv.           1982       3,000     30,000  U.S. Gulf  Operating
    28  Conv.           1979       3,000     30,000  U.S. Gulf  Idle
    29  Conv.           1980       3,000     30,000  U.S. Gulf  Idle
    30  Conv.           1981       3,000     30,000  U.S. Gulf  Idle
    31  Conv.           1981       3,000     30,000  U.S. Gulf  Idle
    32  Conv.           1982       3,000     30,000  U.S. Gulf  Idle
    15  Conv.           1981       2,000     25,000  U.S. Gulf  Idle
     1  Conv.           1980       2,000     20,000  U.S. Gulf  Idle
    21  Conv.           1982       1,500     15,000  U.S. Gulf  Idle
    19  Conv.           1996       1,000     14,000  U.S. Gulf  Operating
    20  Conv.           1998       1,000     14,000  U.S. Gulf  Operating
    23  Conv.           1995       1,000     14,000  U.S. Gulf  Idle
    55  Posted          1981       3,000     30,000  U.S. Gulf  Operating
    17  Posted          1981       3,000     30,000  U.S. Gulf  Operating
    27  Posted          1978       3,000     30,000  U.S. Gulf  Operating
    41  Posted          1981       3,000     30,000  U.S. Gulf  Operating
    46  Posted          1981       3,000     30,000  U.S. Gulf  Operating
    47  Posted          1982       3,000     30,000  U.S. Gulf  Idle
    48  Posted          1982       3,000     30,000  U.S. Gulf  Operating
    49  Posted          1980       3,000     30,000  U.S. Gulf  Operating
    61  Posted          1978       3,000     30,000  U.S. Gulf  Idle
    62  Posted          1978       3,000     30,000  U.S. Gulf  Operating
    64  Posted          1979       3,000     30,000  U.S. Gulf  Operating
75 (a)  Posted          1979       3,000     30,000  U.S. Gulf  Idle
    52  Posted          1981       2,000     25,000  U.S. Gulf  Operating
    56  Posted          1973       2,000     25,000  U.S. Gulf  Idle
    57  Posted          1975       2,000     25,000  U.S. Gulf  Operating


                                            RATED
                                          DRILLING
                YEAR ENTERED  HORSEPOWER    DEPTH
NAME    TYPE      SERVICE       RATING    (IN FEET)  LOCATION    STATUS
------  ------  ------------  ----------  ---------  ---------  ---------
     9  Posted          1981       2,000     25,000  U.S. Gulf  Operating
    10  Posted          1981       2,000     25,000  U.S. Gulf  Idle
     7  Posted          1978       2,000     25,000  U.S. Gulf  Idle
74 (a)  Posted          1981       2,000     25,000  U.S. Gulf  Idle

____________________________

"Conv."  means  a  conventional  rig.
"Posted"  means  a  posted  barge  rig.

(a) These rigs are not owned by us but are bareboat chartered from a third party. Each charter expires in February 2006.

     OTHER RIGS

     In addition to the jackups and drilling barges, we also own or operate several other types of rigs in this segment. These rigs include three submersible rigs and a platform drilling rig. We also have nine land rigs and three lake barges in Venezuela.

     Some of our idle rigs would require additional costs to return to service. The actual cost, which could fluctuate over time, is dependent upon various factors, including the availability and cost of shipyard facilities, cost of equipment and materials and the extent of repairs and maintenance that may ultimately be required. We would take these factors into consideration together with market conditions, length of contract and the dayrate and other contract terms in deciding whether to return a particular idle rig to service.

MARKETS

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

     In recent years, there has been increased emphasis by oil companies on exploring for hydrocarbons in deeper waters. This is, in part, because of technological developments that have made such exploration more feasible and cost-effective. The deepwater and mid-depth market segments are serviced by our semisubmersibles and drillships. While the use of the term "deepwater" as used in the drilling industry to denote a particular segment of the market can vary and continues to evolve with technological improvements, we generally view the deepwater market segment as that which begins in water depths of approximately 3,000 feet and extends to the maximum water depths in which rigs are capable of drilling, which is currently approximately 10,000 feet. The mid-depth market segment begins in water depths of about 300 feet and extends to water depths of about 3,000 feet.

     The global shallow water market segment is serviced by our jackups, submersibles and drilling tenders. This market segment begins at the outer limit of the transition zone and extends to water depths of about 300 feet. It has been developed to a significantly greater degree than the deepwater market segment, as technology required to explore for and produce hydrocarbons in these water depths is not as demanding as in the deepwater market segment and, accordingly, the costs are lower.

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

MANAGEMENT  SERVICES

     We use our engineering and operating expertise to provide management of third party drilling service activities. These services are provided through service teams generally consisting of our personnel and third-party subcontractors and we frequently serve as lead contractor. The work generally consists of individual contractual agreements to meet specific client needs and may be provided on either a dayrate or fixed price basis. As of March 1, 2003, we performed such services only in the North Sea. These management service revenues did not represent a material portion of our revenues during 2002.

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

SIGNIFICANT  CLIENTS

     During the past five years, we have engaged in offshore drilling for most of the leading international oil companies (or their affiliates) in the world, as well as for many government-controlled and independent oil companies. Major clients included BP, Shell, Petrobras, ChevronTexaco, TotalFinaElf, AGIP, Unocal, Amerada Hess and Statoil. Our largest unaffiliated clients in 2002 were BP and Shell accounting for 14.1 percent and 11.6 percent, respectively, of our 2002 operating revenues. No other unaffiliated client accounted for 10 percent or more of our 2002 operating revenues (see Note 20 to our consolidated financial statements). The loss of any of these significant clients could, at least in the short term, have a material adverse effect on our results of operations.

REGULATION

     Our operations are affected from time to time in varying degrees by governmental laws and regulations. The drilling industry is dependent on demand for services from the oil and gas exploration industry and, accordingly, is affected by changing tax and other laws generally relating to the energy business.

     International contract drilling operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to the equipping and operation of drilling units, currency conversions and repatriation, oil and gas exploration and development, taxation of offshore earnings and earnings of expatriate personnel and use of local employees and suppliers by foreign contractors. Governments in some foreign countries are active in regulating and controlling the ownership of concessions and companies holding concessions, the exportation of oil and gas and other aspects of the oil and gas industries in their countries. In addition, government action, including initiatives by the Organization of Petroleum Exporting Countries ("OPEC"), may continue to cause oil price volatility. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil companies and may continue to do so.

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

     Although significant capital expenditures may be required to comply with these governmental laws and regulations, such compliance has not materially adversely affected our earnings or competitive position.

EMPLOYEES

     At January 31, 2003, we had approximately 13,200 employees, including approximately 2,300 persons contracted through contract labor providers. We require highly skilled personnel to operate our drilling units. As a result, we conduct extensive personnel recruiting, training and safety programs.

     On January 31, 2003, we had approximately 10 percent of our employees worldwide working under collective bargaining agreements, most of whom were working in Norway, U.K., Nigeria and Trinidad. Of these represented employees, a majority are working under agreements that are subject to salary negotiation in 2003. These ongoing negotiations could result in higher personnel expenses, other increased costs or increased operating restrictions.


AVAILABLE  INFORMATION

     Our  website  address  is  www.deepwater.com.  We  make our website content
                                -----------------
available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. We make available on this website under "Investor Relations-Financial Reports", free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission ("SEC"). The SEC also maintains a website at www.sec.gov that contains reports, proxy
                                      -----------
statements  and  other  information  regarding  SEC  registrants,  including us.

ITEM  2.     PROPERTIES

     The description of our property included under "Item 1. Business" is incorporated by reference herein.

     We maintain offices, land bases and other facilities worldwide, including our principal executive offices in Houston, Texas and regional operational offices in the U.S., Brazil, U.K., France, Dubai and Indonesia. Our remaining offices and bases are located in various countries in North America, South America, the Caribbean, Europe, Africa, the Middle East and Asia. We lease most of these facilities.

     We acquired our oil and gas business in the R&B Falcon merger described under "Item 1. Business." The only properties of any significance to this business remaining in 2002 were interests in production sharing contracts covering two concessions in Gabon. We terminated our interest in one of the two concessions in January 2003 and have also given notice to terminate our interest in the second concession. We incurred a non-cash impairment charge of approximately $1 million in the first quarter of 2003 as a result of the termination of these two interests.

ITEM  3.     LEGAL  PROCEEDINGS

     In 1990 and 1991, two of our subsidiaries were served with various assessments collectively valued at approximately $7 million from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services. We believe that neither subsidiary is liable for the taxes and have contested the assessments in the Brazilian administrative and court systems. The Brazil Supreme Court rejected our appeal of an adverse lower court's ruling with respect to a June 1991 assessment, which was valued at approximately $6 million. We plan to challenge the assessment in a separate proceeding. We have received adverse rulings at various levels in connection with a disputed August 1990 assessment that is still pending before the Brazil Superior Court of Justice. We also are awaiting a ruling from the Taxpayer's Council in connection with an October 1990 assessment. If our defenses are ultimately unsuccessful, we believe that the Brazilian government-controlled oil company, Petrobras, has a contractual obligation to reimburse us for municipal tax payments required to be paid by them. We do not expect the liability, if any, resulting from these assessments to have a material adverse effect on our business or consolidated financial position.

     The Indian Customs Department, Mumbai, filed a "show cause notice" against one of our subsidiaries and various third parties in July 1999. The show cause notice alleged that the initial entry into India in 1988 and other subsequent movements of the Trident II jackup rig operated by the subsidiary constituted imports and exports for which proper customs procedures were not followed and sought payment of customs duties of approximately $31 million based on an alleged 1998 rig value of $49 million, with interest and penalties, and confiscation of the rig. In January 2000, the Customs Department issued its order, which found that we had imported the rig improperly and intentionally concealed the import from the authorities, and directed us to pay a redemption fee of approximately $3 million for the rig in lieu of confiscation and to pay penalties of approximately $1 million in addition to the amount of customs duties owed. In February 2000, we filed an appeal with the Customs, Excise and Gold (Control) Appellate Tribunal ("CEGAT") together with an application to have the confiscation of the rig stayed pending the outcome of the appeal. In March 2000, the CEGAT ruled on the stay application, directing that the confiscation be stayed pending the appeal. The CEGAT issued its opinion on our appeal on February 2, 2001, and while it found that the rig was imported in 1988 without proper documentation or payment of duties, the redemption fee and penalties were reduced to less than $0.1 million in view of the ambiguity surrounding the import practice at the time and the lack of intentional concealment by us. The CEGAT further sustained our position regarding the value of the rig at the time of import as $13 million and ruled that subsequent movements of the rig were not liable to import documentation or duties in view of the prevailing practice of the Customs Department, thus limiting our exposure as to custom duties to approximately $6 million. Following the CEGAT order, we tendered payment of redemption, penalty and duty in the amount specified by the order by offset against a $0.6 million deposit and $10.7 million guarantee previously made by us. The Customs Department attempted to draw the entire guarantee, alleging the actual duty payable is approximately $22 million based on an interpretation of the CEGAT order that we believe is incorrect. This action was stopped by an interim ruling of the High Court, Mumbai on writ petition filed by us. We and the Customs Department both filed appeals with the Supreme Court of India against the order of the CEGAT, and both appeals have been admitted. We applied for an expedited hearing, which was denied. We and our customer agreed to pursue and obtained the issuance of documentation from the Ministry of Petroleum that, if accepted by the Customs Department, would reduce the duty to nil. The agreement with the customer further provided that if this reduction was not obtained by the end of 2001, our customer would pay the duty up to a limit of $7.7 million. The Customs Department did not accept the documentation or agree to refund the duties already paid. We have requested the refund from our customer, who has refused. We are pursuing our remedies against the Customs Department and our customer. We do not expect, in any event, that the ultimate liability, if any, resulting from the matter will have a material adverse effect on our business or consolidated financial position.

     In January 2000, a pipeline in the U.S. Gulf of Mexico was damaged by an anchor from one of our drilling rigs while the rig was under tow. The incident resulted in damage to offshore facilities, including a crude oil pipeline, the release of hydrocarbons from the damaged section of the pipeline and the shutdown of the pipeline and allegedly affected production platforms. All appropriate governmental authorities were notified, and we cooperated fully with the operator and relevant authorities in support of the remediation efforts. Certain owners and operators of the pipeline (Poseidon Oil Pipeline Company LLC, Equilon Enterprises LLC, Poseidon Pipeline Company, LLC and Marathon Oil Company) filed suit in March 2000 in federal court, Eastern District of Louisiana, alleging various damages in excess of $30 million. A second suit was filed by Walter Oil & Gas Corporation and certain other plaintiffs in Harris County, Texas alleging various damages in excess of $1.8 million, and we obtained a summary judgment against Walter Oil & Gas Corporation and Amerada Hess. We filed a limitation of liability proceeding in federal court, Eastern District of Louisiana, claiming benefit of various statutes providing limitation of liability for vessel owners, the result of which was to stay the first two suits and to cause potential claimants (including the plaintiffs in the existing suits) to file claims in this proceeding. El Paso Energy Corporation, the owner/operator of the platform from which a riser was allegedly damaged, and Texaco Exploration and Production Inc. filed claims in the limitation of liability proceeding as well. All claims arising out of the loss have been settled and the terms of the settlement have been reflected in our results of operations for the year ended December 31, 2002. The settlement did not have a material adverse effect on our business or consolidated financial position.

     In November 1988, a lawsuit was filed in the U.S. District Court for the Southern District of West Virginia against Reading & Bates Coal Co., a wholly owned subsidiary of R&B Falcon, by SCW Associates, Inc. claiming breach of an alleged agreement to purchase the stock of Belva Coal Company, a wholly owned subsidiary of Reading & Bates Coal Co. with coal properties in West Virginia. When those coal properties were sold in July 1989 as part of the disposition of R&B Falcon's coal operations, the purchasing joint venture indemnified Reading & Bates Coal Co. and R&B Falcon against any liability Reading & Bates Coal Co.
might incur as a result of this litigation. A judgment for the plaintiff of $32,000 entered in February 1991 was satisfied and Reading & Bates Coal Co. was indemnified by the purchasing joint venture. On October 31, 1990, SCW Associates, Inc., the plaintiff in the above-referenced action, filed a separate ancillary action in the Circuit Court, Kanawha County, West Virginia against R&B Falcon, Caymen Coal, Inc. (the former owner of R&B Falcon's West Virginia coal properties), as well as the joint venture, Mr. William B. Sturgill (the former President of Reading & Bates Coal Co.) personally, three other companies in which we believe Mr. Sturgill holds an equity interest, two employees of the joint venture, First National Bank of Chicago and First Capital Corporation. The lawsuit sought to recover compensatory damages of $50 million and punitive damages of $50 million for alleged tortious interference with the contractual rights of the plaintiff and to impose a constructive trust on the proceeds of the use and/or sale of the assets of Caymen Coal, Inc. as they existed on October 15, 1988. The lawsuit was settled in August 2002, and the terms of the settlement have been reflected in our results of operations for the year ended December 31, 2002. The settlement did not have a material adverse effect on our business or consolidated financial position.

     In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against us, the underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. We have appealed such judgment, and the Louisiana Court of Appeals has reduced the amount for which we may be responsible to less than $10 million. The plaintiffs have requested that the Supreme Court of Louisiana consider the matter and reinstate the original verdict. We believe that all but potentially the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies. However, the insurers and underwriters have denied coverage. We have instituted litigation against those insurers and underwriters to enforce our rights under the relevant policies. We do not expect that the ultimate outcome of this case will have a material adverse effect on our business or consolidated financial position.

     In October 2001, we were notified by the U.S. Environmental Protection Agency ("EPA") that the EPA had identified a subsidiary of ours as a potentially responsible party in connection with the Palmer Barge Line superfund site located in Port Arthur, Jefferson County, Texas. Based upon the information provided by the EPA and our review of our internal records to date, we dispute our designation as a potentially responsible party and do not expect that the ultimate outcome of this case will have a material adverse effect on our business or consolidated financial position.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Company did not submit any matter to a vote of its security holders during the fourth quarter of 2002.

EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

                                                                                              AGE AS OF
OFFICER                                               OFFICE                                MARCH 1, 2003
-----------------------  -----------------------------------------------------------------  -------------
J. Michael Talbert       Chairman of the Board                                                         56
Robert L. Long           President and Chief Executive Officer                                         57
Jean P. Cahuzac          Executive Vice President and Chief Operating Officer                          49
Donald R. Ray            Executive Vice President, Quality, Health, Safety and Environment             56
Eric B. Brown            Senior Vice President, General Counsel and Corporate Secretary                51
Gregory L. Cauthen       Senior Vice President, Chief Financial Officer and Treasurer                  45
Barbara S. Koucouthakis  Vice President and Chief Information Officer                                  44
Ricardo H. Rosa          Vice President and Controller                                                 46
Tim Juran                Vice President, Human Resources                                               44
Michael I. Unsworth      Vice President, Marketing                                                     44
Jan Rask                 President and Chief Executive Officer of TODCO                                47

     The officers of the Company are elected annually by the Board of Directors. There is no family relationship between any of the above-named executive officers.

     J. Michael Talbert is Chairman of the Board of the Company. Mr. Talbert served as Chief Executive Officer of the Company from August 1994 to October 2002, at which time he assumed his current position, and has been a member of the Board of Directors since August 1994. Mr. Talbert also served as Chairman of the Board of the Company from August 1994 until the time of the Sedco Forex merger and as President of the Company from the time of such merger until December 2001. Prior to assuming his duties with the Company, Mr. Talbert was President and Chief Executive Officer of Lone Star Gas Company, a natural gas distribution company and a division of Ensearch Corporation.

     Robert L. Long is President, Chief Executive Officer and a member of the Board of Directors of the Company. Mr. Long served as President of the Company from December 2001 to October 2002, at which time he assumed the additional position of Chief Executive Officer and became a member of the Board of Directors. Mr. Long served as Chief Financial Officer of the Company from August 1996 until December 2001. Mr. Long served as Senior Vice President of the Company from May 1990 until the time of the Sedco Forex merger, at which time he assumed the position of Executive Vice President. Mr. Long also served as Treasurer of the Company from September 1997 until March 2001. Mr. Long has been employed by the Company since 1976 and was elected Vice President in 1987.

     Jean P. Cahuzac is Executive Vice President and Chief Operating Officer of the Company. Mr. Cahuzac served as Executive Vice President, Operations of the Company from February 2001 until October 2002, at which time he assumed his current position. Mr. Cahuzac served as President of Sedco Forex from January 1999 until the time of the Sedco Forex merger, at which time he assumed the positions of Executive Vice President and President, Europe, Middle East and Africa with the Company. Mr. Cahuzac served as Vice President-Operations Manager of Sedco Forex from May 1998 to January 1999, Region Manager-Europe, Africa and CIS of Sedco Forex from September 1994 to May 1998 and Vice President/General Manager-North Sea Region of Sedco Forex from February 1994 to September 1994. He had been employed by Schlumberger since 1979.

     Donald  R.  Ray  is  Executive  Vice  President,  Quality, Health, Safety &
Environment of the Company. Mr. Ray served as Executive Vice President, Technical Services of the Company from February 2001 until October 2002, at which time he assumed his current position. Mr. Ray served as Senior Vice President, Technical Services of the Company from the time of the Sedco Forex merger until February 2001 and served as Senior Vice President, with responsibility for technical services, from December 1, 1996 until the time of the Sedco Forex merger. Mr. Ray has been employed by the Company since 1972 and has served as a Vice President of the Company since 1986.

     Eric B. Brown is Senior Vice President, General Counsel and Corporate Secretary of the Company. Mr. Brown served as Vice President and General Counsel of the Company since February 1995 and Corporate Secretary of the Company since September 1995. He assumed the position of Senior Vice President in February 2001. Prior to assuming his duties with the Company, Mr. Brown served as General Counsel of Coastal Gas Marketing Company.

     Gregory L. Cauthen is Senior Vice President, Chief Financial Officer and Treasurer of the Company. Mr. Cauthen served as Vice President, Chief Financial Officer and Treasurer since December 2001 and was elected in July 2002 as Senior Vice President. Mr. Cauthen served as Vice President, Finance from March 2001 to December 2001. Prior to joining the Company, he served as President and Chief Executive Officer of WebCaskets.com, Inc., a provider of death care services, from June 2000 until February 2001. Prior to June 2000, he was employed at Service Corporation International, a provider of death care services, where he served as Senior Vice President, Financial Services from July 1998 to August 1999, Vice President, Treasurer from July 1995 to July 1998, was assigned to various special projects from August 1999 to May 2000 and had been employed in various other positions since February 1991.

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

     Tim L. Juran is Vice President, Human Resources of the Company. Mr. Juran served as Region Manager, North America of the Company from February 2001 until August 2002, at which time he assumed his current position. Mr. Juran served as Vice President & Regional Manager, North America & Europe for R&B Falcon from June 1999 to February 2001 and as Vice President & Regional Manager, Europe from January 1997 to May 1999. Prior to the R&B Falcon merger, Mr. Juran had been employed by R&B Falcon since 1980.

     Michael I. Unsworth is Vice President, Marketing of the Company. Mr. Unsworth served as Region Manager, Asia for the Company from the time of the Sedco Forex merger until February 2001, at which time he assumed his present position with the Company. Previously, he served as Region Manager, Asia for Sedco Forex from 1998 through 1999 and had been employed by Schlumberger since 1981.

     Jan Rask is President and Chief Executive Officer of TODCO, with responsibility for our Shallow & Inland Water business segment. Mr. Rask was Managing Director, Acquisitions and Special Operations, of Pride International, Inc., a contract drilling company, from September 2001 to July 2002, when he joined the Company. From July 1996 to September 2001, Mr. Rask was President, Chief Executive Officer and a director of Marine Drilling Companies, Inc., a contract drilling company. Mr. Rask served as President and Chief Executive Officer of Arethusa (Off-Shore) Limited from May 1993 until the acquisition of Arethusa (Off-Shore) Limited by Diamond Offshore Drilling in May 1996. Mr. Rask joined Arethusa (Off-Shore) Limited's principal operating subsidiary in 1990 as its President and Chief Executive Officer.

     We have also elected Brenda S. Masters to become our Vice President and Controller effective as of April 1, 2003, replacing Mr. Rosa, who will assume a new management position within our company. Ms. Masters has been our Assistant Controller since November 1996. She joined the Company in April 1996 as Director of Accounting and served in that capacity until November 1996 at which time she was promoted to her current position. Before joining the Company, she served as Senior Manager with Ernst & Young LLP.

                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED SHAREHOLDER
MATTERS

     Our ordinary shares are listed on the New York Stock Exchange (the "NYSE") under the symbol "RIG." The following table sets forth the high and low sales prices of our ordinary shares for the periods indicated as reported on the NYSE Composite Tape.

                                               PRICE
                                           --------------
                                            HIGH    LOW
                                           ------  ------
2001  First Quarter . . . . . . . . . . .  $54.50  $40.00
      Second Quarter. . . . . . . . . . .   57.69   40.35
      Third Quarter . . . . . . . . . . .   41.98   23.05
      Fourth Quarter. . . . . . . . . . .   34.22   24.20

2002  First Quarter . . . . . . . . . . .  $34.66  $26.51
      Second Quarter. . . . . . . . . . .   39.33   30.00
      Third Quarter . . . . . . . . . . .   31.75   19.60
      Fourth Quarter. . . . . . . . . . .   25.89   18.10

2003  First Quarter (through February 28)  $24.36  $20.75

     On February 28, 2003, the last reported sales price of our ordinary shares on the NYSE Composite Tape was $22.70 per share. On such date, there were 24,398 holders of record of the Company's ordinary shares and 319,764,712 ordinary shares outstanding.

     We discontinued the payment of a quarterly cash dividend, and the final payment of $0.03 per share was paid on June 13, 2002. Prior to the elimination of the cash dividend, we had paid quarterly cash dividends of $0.03 per ordinary share since the fourth quarter of 1993. Any future declaration and payment of dividends will be (i) dependent upon our results of operations, financial condition, cash requirements and other relevant factors, (ii) subject to the discretion of the Board of Directors, (iii) subject to restrictions contained in our bank credit agreements and note purchase agreement and (iv) payable only out of our profits or share premium account in accordance with Cayman Islands law.

     There is currently no reciprocal tax treaty between the Cayman Islands and the United States regarding withholding.

     We are a Cayman Islands exempted company. Our authorized share capital is $13,000,000, divided into 800,000,000 ordinary shares, par value $0.01, and 50,000,000 preference shares, par value $0.10, which shares may be designated and created as shares of any other classes or series of shares with the respective rights and restrictions determined by action of our board of directors. On February 28, 2003, no preference shares were outstanding.

     The holders of ordinary shares are entitled to one vote per share other than on the election of directors.

     With respect to the election of directors, each holder of ordinary shares entitled to vote at the election has the right to vote, in person or by proxy, the number of shares held by him for as many persons as there are directors to be elected and for whose election that holder has a right to vote. The directors are divided into three classes, with only one class being up for election each year. Directors are elected by a plurality of the votes cast in the election. Cumulative voting for the election of directors is prohibited by our articles of association.

     There are no limitations imposed by Cayman Islands law or our articles of association on the right of nonresident shareholders to hold or vote their ordinary shares.

     The rights attached to any separate class or series of shares, unless otherwise provided by the terms of the shares of that class or series, may be varied only with the consent in writing of the holders of all of the issued shares of that class or series or by a special resolution passed at a separate general meeting of holders of the shares of that class or series. The necessary quorum for that meeting is the presence of holders of at least a majority of the shares of that class or series. Each holder of shares of the class or series present, in person or by proxy, will have one vote for each share of the class or series of which he is the holder. Outstanding shares will not be deemed to be varied by the creation or issuance of additional shares that rank in any respect prior to or equivalent with those shares.

     Under Cayman Islands law, some matters, like altering the memorandum or articles of association, changing the name of a company, voluntarily winding up a company or resolving to be registered by way of continuation in a jurisdiction outside the Cayman Islands, require approval of shareholders by a special resolution. A special resolution is a resolution (1) passed by the holders of two-thirds of the shares voted at a general meeting or (2) approved in writing by all shareholders entitled to vote at a general meeting of the company.

     The presence of shareholders, in person or by proxy, holding at least a majority of the issued shares generally entitled to vote at a meeting, is a quorum for the transaction of most business. However, different quorums are required in some cases to approve a change in our articles of association.

     Our board of directors is authorized, without obtaining any vote or consent of the holders of any class or series of shares unless expressly provided by the terms of issue of that class or series, to provide from time to time for the issuance of classes or series of preference shares and to establish the characteristics of each class or series, including the number of shares, designations, relative voting rights, dividend rights, liquidation and other rights, redemption, repurchase or exchange rights and any other preferences and relative, participating, optional or other rights and limitations not inconsistent with applicable law.

     Our articles of association contain provisions that could prevent or delay an acquisition of our company by means of a tender offer, proxy contest or otherwise.

     The foregoing description is a summary. This summary is not complete and is subject to the complete text of our memorandum and articles of association. For more information regarding our ordinary shares and our preference shares, see our Current Report on Form 8-K dated May 14, 1999 and our memorandum and articles of association. Our memorandum and articles of association are filed as exhibits to this Report.

ITEM  6.     SELECTED  CONSOLIDATED  FINANCIAL  DATA

     The selected consolidated financial data as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 has been derived from the audited consolidated financial statements included elsewhere herein. The selected consolidated financial data as of December 31, 2000, 1999 and 1998, and for the years ended December 31, 1999 and 1998 has been derived from audited consolidated financial statements not included herein. The following data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and the notes thereto included under "Item 8. Financial Statements and Supplementary Data."

     On January 31, 2001, we completed a merger transaction with R&B Falcon. As a result of the merger, R&B Falcon became our indirect wholly owned subsidiary and subsequently changed its name to TODCO. The merger was accounted for as a purchase and we were treated as the accounting acquiror. The balance sheet data as of December 31, 2001 represents the consolidated financial position of the combined company. The statement of operations and other financial data for the year ended December 31, 2001 include eleven months of operating results and cash flows for TODCO.

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

                                                                          YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------------------
                                                              2002      2001     2000     1999          1998
                                                            --------  --------  -------  -------       -------
                                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
Operating revenues . . . . . . . . . . . . . . . . . . . .  $ 2,674   $ 2,820   $1,230   $  648        $1,091
Operating income (loss). . . . . . . . . . . . . . . . . .   (2,310)      550      133       49           377
Income (loss) before extraordinary items and
    cumulative effect of a change in accounting principle.   (2,368)      272      107       58           342
Income (loss) before extraordinary items and cumulative
 effect of a change in accounting principle per share
    Basic. . . . . . . . . . . . . . . . . . . . . . . . .  $ (7.42)  $  0.88   $ 0.51   $ 0.53   (a)  $ 3.12   (a)
    Diluted. . . . . . . . . . . . . . . . . . . . . . . .  $ (7.42)  $  0.86   $ 0.50   $ 0.53   (a)  $ 3.12   (a)

BALANCE SHEET DATA (AT END OF PERIOD)
Total assets . . . . . . . . . . . . . . . . . . . . . . .  $12,665   $17,048   $6,359   $6,140        $1,473
Total debt . . . . . . . . . . . . . . . . . . . . . . . .    4,678     5,024    1,453    1,266           100
Total equity . . . . . . . . . . . . . . . . . . . . . . .    7,141    10,910    4,004    3,910           564
Dividends per share. . . . . . . . . . . . . . . . . . . .  $  0.06   $  0.12   $ 0.12        -             -

OTHER FINANCIAL DATA
Cash provided by operating activities. . . . . . . . . . .  $   937   $   560   $  196   $  241        $  473
Cash used in investing activities. . . . . . . . . . . . .      (45)      (26)    (493)     (90)         (422)
Cash provided by (used in) financing activities. . . . . .     (531)      285      166     (159)           27
Capital expenditures . . . . . . . . . . . . . . . . . . .      141       506      575      537           425
Adjusted EBITDA (b). . . . . . . . . . . . . . . . . . . .    1,122     1,175      383      187           508
Operating Margin . . . . . . . . . . . . . . . . . . . . .      N/M        20%      11%       8%           35%
Adjusted EBITDA Margin (c) . . . . . . . . . . . . . . . .       42%       42%      31%      29%           47%

_________________________
"N/M"  means  not  meaningful  due  to loss on impairments of long-lived assets.


(a) Unaudited pro forma earnings per share was calculated using the Transocean Inc. ordinary shares issued pursuant to the Sedco Forex merger agreement and the dilutive effect of Transocean Inc. stock options granted to former Sedco Forex employees at the time of the Sedco Forex merger, as applicable.
(b) Adjusted EBITDA means income (loss) before minority interest, interest, taxes, depreciation, amortization, impairment loss on long-lived assets, net gain (loss) from sale of assets, extraordinary items and cumulative effect of a change in accounting principle. Adjusted EBITDA is presented here because it is an indication of our operating performance and our ability to incur and service debt and is commonly used by investors as an analytical indicator in our industry. Adjusted EBITDA measures presented may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is not a measurement presented in accordance with generally accepted accounting principles ("GAAP"), and we do not intend Adjusted EBITDA to represent cash flows from operations as defined by GAAP. You should not consider Adjusted EBITDA to be an alternative to net income, cash flows from operations or any other items calculated in accordance with GAAP or an indicator of our operating performance. The following are the components of our Adjusted EBITDA (in millions):

                                                               YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                          2002     2001    2000    1999    1998
                                                        --------  ------  ------  ------  ------
Net income (loss). . . . . . . . . . . . . . . . . . .  $(3,732)  $ 253   $ 108   $  58   $ 342
Cumulative effect of a change in accounting principle.    1,364       -       -       -       -
(Gain) loss on extraordinary items, net of tax . . . .        -      19      (1)      -       -
Minority interest. . . . . . . . . . . . . . . . . . .        3       3       -       -       -
Income tax expense (benefit) . . . . . . . . . . . . .     (123)     86      37      (9)     32
Interest expense, net of amounts capitalized . . . . .      212     224       3      10      13
Interest income. . . . . . . . . . . . . . . . . . . .      (26)    (19)     (6)     (5)     (4)
(Gain) loss from sale of assets, net . . . . . . . . .       (3)    (56)    (18)      1       -
Impairment loss on long-lived assets . . . . . . . . .    2,927      40       -       -       -
Goodwill amortization. . . . . . . . . . . . . . . . .        -     155      27       -       -
Depreciation . . . . . . . . . . . . . . . . . . . . .      500     470     233     132     125

(c)  Adjusted EBITDA margin means Adjusted EBITDA divided by operating revenues.

     Operating revenues and long-lived assets by country are as follows (in millions):

                           YEARS ENDED DECEMBER 31,
                           ------------------------
                            2002     2001     2000
                           -------  -------  ------
OPERATING REVENUES
United States . . . . . .  $   753  $   980  $  265
United Kingdom. . . . . .      346      355     159
Brazil. . . . . . . . . .      283      356     154
Norway. . . . . . . . . .      145      228     248
Rest of the World . . . .    1,147      901     404
                           -------  -------  ------
Total Operating Revenues.  $ 2,674  $ 2,820  $1,230
                           =======  =======  ======

                          AS OF DECEMBER 31,
                          ------------------
                            2002     2001
                           -------  -------
LONG-LIVED ASSETS
United States . . . . . .  $ 3,905  $ 3,882
Goodwill (a). . . . . . .    2,218    6,467
Rest of the World . . . .    4,630    4,962
                           -------  -------
Total Long-Lived Assets .  $10,753  $15,311
                           =======  =======

______________________
(a) Goodwill resulting from the Sedco Forex and R&B Falcon mergers has not been allocated to individual countries.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the information contained in the audited consolidated financial statements and the notes thereto included under "Item 8. Financial Statements and Supplementary Data" elsewhere in this annual report.

OVERVIEW

     Transocean Inc. (formerly known as "Transocean Sedco Forex Inc.", together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company," "Transocean," "we," "us" or "our") is a leading international provider of offshore and inland marine contract drilling services for oil and gas wells. As of March 1, 2003, we owned, had partial ownership interests in or operated 158 mobile offshore and barge drilling units that we consider to be our core assets. As of this date, our core assets consisted of 31 high-specification drillships and semisubmersibles ("floaters"), 29 other floaters, 55 jackup rigs, 35 drilling barges, five tenders and three submersible drilling rigs. In addition, the fleet included non-core assets consisting of a mobile offshore production unit, two platform drilling rigs and a land rig, as well as nine land rigs and three lake barges in Venezuela. We contract our drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. We also provide additional services, including management of third-party well service activities.

     General uncertainty over world economic and political events translated into decreased demand for our rigs during the year. While the overall average fleet dayrate increased from $66,000 in 2001 to $77,600 in 2002, utilization was down substantially from 72% in 2001 to 61% in 2002. Revenues in 2002 were down $146 million from 2001, but we also brought costs down by more than $100 million by responding rapidly to reduce costs when rigs were idled. Our efforts to reduce costs by implementing standardized purchasing through negotiated agreements, nationalization of our labor force where appropriate and improved operating performance on our newbuild high-specification rigs contributed to the reduction of costs year over year. Our 2002 financial results included the recognition of a number of non-cash charges pertaining substantially to goodwill impairment. We generated significant cash during 2002 and brought our net debt down from $4.2 billion at the end of 2001 to $3.3 billion at the end of 2002 (see "-Liquidity and Capital Resources-Sources of Liquidity").

     On January 31, 2001, we completed a merger transaction (the "R&B Falcon merger") with R&B Falcon Corporation ("R&B Falcon"). At the time of the merger, R&B Falcon owned, had partial ownership interests in, operated or had under construction more than 100 mobile offshore drilling units and other units utilized in the support of offshore drilling activities. As a result of the merger, R&B Falcon became our indirect wholly owned subsidiary and subsequently changed its name to TODCO. The merger was accounted for as a purchase and we were the accounting acquiror. The consolidated balance sheet as of December 31, 2001 represents the consolidated financial position of the combined company. The consolidated statements of operations and cash flows for the year ended December 31, 2001 include eleven months of operating results and cash flows for TODCO.

     Prior to the R&B Falcon merger, we operated in one industry segment. As a result of acquiring shallow and inland water drilling units in the R&B Falcon merger, our operations have been aggregated into two reportable segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. The International and U.S. Floater Contract Drilling Services segment consists of high-specification floaters, other floaters, non-U.S. jackups, other mobile offshore drilling units, other assets used in support of offshore drilling activities and other offshore support services. The Gulf of Mexico Shallow and Inland Water segment consists of jackups and submersible drilling rigs located in the U.S. Gulf of Mexico and Trinidad and U.S. inland drilling barges, as well as land drilling units and lake barges located in Venezuela.

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

     In July 2002, we announced plans to pursue a divestiture of our Gulf of Mexico Shallow and Inland Water business. In December 2002, our subsidiary, TODCO, filed a registration statement with the Securities and Exchange Commission ("SEC") relating to our previously announced initial public offering of our Gulf of Mexico Shallow and Inland Water business. We expect to separate this business from Transocean and establish TODCO as a publicly traded company.

We are proceeding to reorganize TODCO as the entity that owns that business in preparation of the offering. We plan to transfer assets not used in this business from TODCO to our other subsidiaries, and these internal transfers will not affect the consolidated financial statements of Transocean. We expect to complete the initial public offering when market conditions warrant, subject to various factors. Given the current general uncertainty in the equity and U.S. natural gas drilling markets, we are unsure when the transaction could be completed on terms acceptable to us. We do not expect to sell all of our interest in TODCO in the initial public offering. Until we complete the initial public offering transaction, we will continue to operate and account for TODCO as our Gulf of Mexico Shallow and Inland Water segment.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, materials and supplies obsolescence, investments, property and equipment, intangible assets and goodwill, income taxes, financing operations, workers' insurance, pensions and other post-retirement and employment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following are our most critical accounting policies. These policies require significant judgments and estimates used in the preparation of our consolidated financial statements.

     Allowance for doubtful accounts-We establish reserves for doubtful accounts on a case-by-case basis when we believe the required payment of specific amounts owed to us is unlikely to occur. We derive a majority of our revenue from services to international oil companies and government-owned or government-controlled oil companies. Our receivables are concentrated in certain oil-producing countries. We generally do not require collateral or other security to support customer receivables. If the financial condition of our customers was to deteriorate or their access to freely convertible currency was restricted, resulting in impairment of their ability to make the required payments, additional allowances may be required.

     Valuation allowance for deferred tax assets-We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should we determine that we would more likely than not be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should we determine that we would more likely than not be unable to realize all or part of our net deferred tax asset in the future, an adjustment to the valuation allowance would reduce income in the period such determination was made.

     Goodwill impairment-We perform a test for impairment of our goodwill annually as of October 1 as prescribed by Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangibles. Because our business is cyclical in nature, goodwill could be significantly impaired depending on when the assessment is performed in the business cycle. Fair value of our reporting units is based on a blend of estimated discounted cash flows, publicly traded company multiples and acquisition multiples. Estimated discounted cash flows are based on projected utilization and dayrates. Publicly traded company multiples and acquisition multiples are derived from information on traded shares and analysis of recent acquisitions in the marketplace, respectively, for companies with operations similar to ours. Changes in the assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill. In addition to the annual review, we also test for impairment should an event occur or circumstances change that may indicate a reduction in the fair value of a reporting unit below its carrying value.

     Property and equipment-Our property and equipment represents more than 60 percent of our total assets. We determine the carrying value of these assets based on our property and equipment accounting policies, which incorporate our estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values of our rigs. We review our property and equipment for impairment when events or changes in circumstances indicate that the carrying value of such assets may be impaired or when reclassifications are made between property and equipment and assets held for sale as prescribed by SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. Asset impairment evaluations are based on estimated undiscounted cash flows for the assets being evaluated. Our estimates, assumptions and judgments used in the application of our property and equipment accounting policies reflect both historical experience and expectations regarding future industry conditions and operations. Using different estimates, assumptions and judgments, especially those involving the useful lives of our rigs and expectations regarding future industry conditions and operations, could result in different carrying values of assets and results of operations.

     Pension and Other Postretirement Benefits-Our defined benefit pension and other postretirement benefit (retiree life insurance and medical benefits) obligations and the related benefit costs are accounted for in accordance with SFAS 87, Employers' Accounting for Pensions, and SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions. Pension and postretirement costs and obligations are actuarially determined and are affected by assumptions including expected return on plan assets, discount rates, compensation increases, employee turnover rates and health care cost trend rates. We evaluate our assumptions periodically and make adjustments to these assumptions and the recorded liabilities as necessary.

     Two of the most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate. We evaluate our assumptions regarding the estimated long-term rate of return on plan assets based on historical experience and future expectations on investment returns, which are calculated by our third party investment advisor utilizing the asset allocation classes held by the plan's portfolios. We utilize the Moody's Aa long-term corporate bond yield as a basis for determining the discount rate for a majority of our plans. Changes in these and other assumptions used in the actuarial computations could impact our projected benefit obligations, pension liabilities, pension expense and other comprehensive income. We base our determination of pension expense on a market-related valuation of assets that reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets.


     Contingent liabilities-We establish reserves for estimated loss contingencies when we believe a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect our previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter. Should the outcome differ from our assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required.

HISTORICAL 2002 COMPARED TO 2001

     Although our 2002 results of operations include a full year of operations from the assets acquired in the R&B Falcon merger compared to 11 months in 2001, our revenues and operating and maintenance expense decreased in 2002 by $146.2 million and $109.1 million, respectively. These decreases were mainly attributable to a decline in overall market conditions and resulted from a general uncertainty over world economic and political events. While our overall average fleet dayrate increased from $66,000 in 2001 to $77,600 in 2002, the resulting increase in revenues was more than offset by a substantial decrease in utilization, which was 73% in 2001 compared to 61% in 2002. Our 2002 financial results included the recognition of a number of non-cash charges pertaining substantially to goodwill impairment. Following is a detailed analysis of our International and U.S. Floater Contract Drilling Services segment and Gulf of Mexico Shallow and Inland Water segment operating results, as well as an analysis of income and expense categories that we have not allocated to our two segments.

International and U.S. Floater Contract Drilling Services Segment

                                                                        YEARS ENDED
                                                                        DECEMBER 31,
                                                                    ---------------------
                                                                       2002       2001       CHANGE    % CHANGE
                                                                    ----------  ---------  ----------  ---------
                                                                   (IN MILLIONS, EXCEPT DAY AMOUNTS AND % CHANGE)
Operating days (a) . . . . . . . . . . . . . . . . . . . . . . . .     25,938     27,060      (1,122)     (4.1)%
Utilization (a) (b). . . . . . . . . . . . . . . . . . . . . . . .         78%        81%       N/A       (3.7)%
Average dayrate (a) (c). . . . . . . . . . . . . . . . . . . . . .  $  94,500   $ 83,700   $  10,800       12.9%

Operating revenues . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,486.1   $2,385.2   $   100.9        4.2%
Operating and maintenance. . . . . . . . . . . . . . . . . . . . .    1,291.3    1,326.7       (35.4)     (2.7)%
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .      408.4      373.5        34.9        9.3%
Goodwill amortization. . . . . . . . . . . . . . . . . . . . . . .          -      114.2      (114.2)      N/M
Impairment loss on long-lived assets . . . . . . . . . . . . . . .    2,528.1       39.4     2,488.7       N/M
Gain from sale of assets, net. . . . . . . . . . . . . . . . . . .       (2.7)     (50.7)       48.0       94.7%
                                                                    ----------  ---------  ----------  ---------
Operating income (loss) before general and administrative expense.  $(1,739.0)  $  582.1   $(2,321.1)   (398.7)%
                                                                    ==========  =========  ==========  =========

_________________
"N/A"  means  not  applicable
"N/M"  means  not  meaningful

(a)     Applicable to core assets only defined as high specification drillships and semisubmersibles (floaters), other  floaters,  jackup  rigs,  drilling  barges  and  tenders.
(b)     Utilization  is  the  total  actual number of revenue earning days as a percentage of total calendar days.
(c)     Average  dayrate  is  defined  as  revenue  earned  per  revenue  earning  day.

     The increase in this segment's operating revenues resulted from a $97.6 million increase from core assets acquired in the R&B Falcon merger representing a full year of revenues in 2002 compared to 11 months of operations in 2001, a $122.6 million increase from four newbuild drilling units placed into service during 2001 and a $36.4 million increase from three rigs transferred into this segment from the Gulf of Mexico Shallow and Inland Water segment late in 2001 and mid-2002. In addition, operating revenues relating to historical Transocean core assets totaled $1.5 billion for 2002, representing a $32.9 million, or two percent, increase over 2001. Average dayrates for these historical Transocean core assets increased from $87,500 for 2001 to $92,900 for 2002 and utilization of these core assets decreased from 84 percent for 2001 to 81 percent for 2002. These increases were partially offset by a $33.5 million decrease related to the Deepwater Frontier following the expiration of our lease with a related party late in 2001, a $32.5 million decrease from four leased rigs returned to their owners, a $23.9 million decrease related to two rigs removed from our active fleet and marketed for sale and a $20.4 million decrease related to rigs sold during 2001 and 2002. Revenues from non-core assets decreased $36.4 million for 2002 compared to 2001. The decrease in revenues from these non-core assets resulted from the sale of RBF FPSO L.P., which owned the Seillean ($29.5 million), and a decrease in average dayrates and utilization of the remaining non-core assets from $88,900 and 61 percent, respectively, for 2001 to $82,000 and 57 percent, respectively, for 2002. A decrease of $38.2 million resulting from the winding up of our turnkey drilling business early in 2001 and loss of hire proceeds of $10.7 million in 2001 for the Jack Bates was partially offset by a settlement of a contract dispute in 2002.

     A large portion of our operating and maintenance expense consists of employee-related costs and is fixed or only semi-variable. Accordingly, operating and maintenance expense does not vary in direct proportion to activity or dayrates.

     The decrease in this segment's operating and maintenance expense resulted from a decrease of $40.5 million related to the Deepwater Frontier following the expiration of our lease with a related party late in 2001, a $22.7 million decrease related to four leased rigs returned to their owners, a $13.6 million decrease related to two rigs removed from our active fleet and marketed for sale, a $9.8 million decrease related to rigs sold during 2001 and 2002, a decrease of $5.1 million related to legal disputes and a $10.1 million decrease primarily related to a reduction in rig utilization, which resulted in certain rigs becoming idle with a reduced crew complement. Operating and maintenance expense also decreased $5.5 million during 2002 for two newbuilds placed into service during 2001. The decrease resulted from additional startup costs incurred during 2001 with no comparable costs in 2002. In addition, operating and maintenance expense in this segment decreased $39.9 million as a result of the winding up of our turnkey drilling business in 2001. These decreases were partially offset by an increase of $35.7 million in operating and maintenance expenses from core assets acquired in the

R&B Falcon merger for the full year ended 2002 compared to 11 months of activity in 2001, an increase of $21.6 million resulting from the activation of two newbuild drilling units during 2001 and an increase of $22.6 million resulting from three jackup rigs transferred into this segment from the Gulf of Mexico Shallow and Inland Water segment in late 2001 and mid-2002. In addition, accelerated amortization of deferred gain on the Pride North Atlantic's (formerly, the Drill Star) during 2001 produced incremental gains for 2001 of $36.6 million with no equivalent expense reduction during 2002.

     The increase in this segment's depreciation expense resulted primarily from four newbuild drilling units placed into service during 2001 ($17.5 million), the transfer of three jackup rigs into this segment from the Gulf of Mexico Shallow and Inland Water segment ($13.3 million) and a full year of depreciation in 2002 on rigs acquired in the R&B Falcon merger compared to 11 months in 2001 ($18.8 million). These increases were partially offset by lower depreciation expense following the suspension of depreciation on certain rigs transferred to assets held for sale ($4.6 million), the sale of various rigs classified as assets held and used during 2001 ($11.4 million) and an asset classified as held for sale in 2002 that was subsequently transferred to the Gulf of Mexico Shallow and Inland Water segment ($0.7 million).

     The absence of goodwill amortization in 2002 resulted from our adoption of SFAS 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill is no longer amortized but is reviewed for impairment at least annually as more fully described in Note 2 to our consolidated financial statements.

     The increase in impairment loss in this segment resulted primarily from our annual impairment test of goodwill conducted as of October 1, 2002 ($2,494.1 million). In addition, we recorded non-cash impairment charges in this segment of $34.0 million in 2002, representing a decrease of $5.4 million over 2001, primarily related to assets reclassified from held for sale to our active fleet ($28.5 million) because they no longer met the held for sale criteria under SFAS
144.  See  Note  7  to  our  consolidated  financial  statements.

     During 2002, this segment recognized net pre-tax gains of $5.5 million related to the sale of the Transocean 96, Transocean 97, a mobile offshore production unit, the partial settlement of an insurance claim and the sale of other assets. These net gains were partially offset by net pre-tax losses of $2.8 million from the sale of the RBF 209 and an office building. During 2001, this segment recognized net pre-tax gains of $26.3 million related to the sale of RBF FPSO L.P., which owned the Seillean, $18.5 million related to the accelerated amortization of the deferred gain on the sale of the Sedco Explorer, $3.7 million related to the sale of two Nigerian-based land rigs and $2.2 million from the sale of other assets.

Gulf of Mexico Shallow and Inland Water Segment

                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                                    ------------------
                                                                      2002      2001     CHANGE    % CHANGE
                                                                    --------  --------  --------  ----------
                                                                 (IN MILLIONS, EXCEPT DAY AMOUNTS AND % CHANGE)
Operating days (a) . . . . . . . . . . . . . . . . . . . . . . . .    7,710    13,100     5,390      (41.1)%
Utilization (a) (b). . . . . . . . . . . . . . . . . . . . . . . .       34%       60%      N/A      (43.3)%
Average dayrate (a) (c). . . . . . . . . . . . . . . . . . . . . .  $20,800   $29,500   $(8,700)     (29.5)%

Operating revenues . . . . . . . . . . . . . . . . . . . . . . . .  $ 187.8   $ 434.9   $(247.1)     (56.8)%
Operating and maintenance. . . . . . . . . . . . . . . . . . . . .    202.9     276.6     (73.7)     (26.6)%
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .     91.9      96.6      (4.7)      (4.9)%
Goodwill amortization. . . . . . . . . . . . . . . . . . . . . . .        -      40.7     (40.7)       N/M
Impairment loss on long-lived assets . . . . . . . . . . . . . . .    399.3       1.0     398.3        N/M
Gain from sale of assets, net. . . . . . . . . . . . . . . . . . .     (1.0)     (5.8)      4.8        82.8%
                                                                    --------  --------  --------  ----------
Operating income (loss) before general and administrative expense.  $(505.3)  $  25.8   $(531.1)  (2,058.5)%
                                                                    ========  ========  ========  ==========

_________________
"N/A"  means  not  applicable
"N/M"  means  not  meaningful

(a)     Applicable  to  core  assets  only  defined as jackup rigs, drilling barges and submersible drilling rigs.
(b)     Utilization is the total actual number of revenue earning days as a percentage of total calendar days.
(c)     Average  dayrate  is  defined  as  revenue  earned  per  revenue  earning  day.

     Although this segment's operating revenues represent a full year of operations in 2002 compared to 11 months of operations in 2001, revenues decreased mainly due to the further weakening of the Gulf of Mexico shallow and inland water market segment, a decline that began in mid-2001. In addition, the transfer of three jackup rigs from this segment into the International and U.S. Floater Contract Drilling Services segment resulted in a $23.7 million decrease. Excluding the three jackup rigs transferred into the International and U.S. Floater Contract Drilling Services segment, average dayrates and utilization for core assets in this segment decreased from $28,800 and 60 percent, respectively, for 2001 to $20,900 and 34 percent, respectively, for 2002. Revenues from non-core assets in this segment decreased $28.0 million and related primarily to Venezuela ($27.9 million) where average dayrates and utilization decreased from $19,500 and 77 percent, respectively, for 2001 to $18,300 and 26 percent, respectively, for 2002.

     A large portion of our operating and maintenance expense consists of employee-related costs and is fixed or only semi-variable. Accordingly, operating and maintenance expense does not vary in direct proportion to activity or dayrates.

     Although this segment's operating and maintenance expense represents a full year of operations in 2002 compared to 11 months of operations in 2001, operating and maintenance expense in this segment decreased primarily from the further weakening of the Gulf of Mexico Shallow and Inland Water market segment, which resulted in additional idle rigs during 2002. The additional idle rigs resulted in a $39.5 million decrease in personnel related expenses related to reduced employee count, a $15.3 million reduction of repair and maintenance costs, a $4.7 million decrease in leased rigs and other equipment rental expense and a $6.1 million decrease in insurance expense due in part to the additional idle rigs and related reduction in employee headcount. In addition, three jackup rigs were transferred out of this segment into the International and U.S. Floater Contract Drilling Services segment in late 2001 and mid-2002 and resulted in a decrease of $15.4 million in operating and maintenance expense. These decreases were partially offset by an increase in expenses of $4.4 million resulting from severance-related costs and other restructuring charges related to our decision to close an administrative office and warehouse in Louisiana and relocate most of the operations and administrative functions previously conducted at that location, as well as compensation-related expenses resulting from executive management changes in the third quarter of 2002.

     The decrease in this segment's depreciation expense resulted primarily from the transfer of three jackup rigs out of this segment into the International and U.S. Floater Contract Drilling Services segment ($12.2 million) and suspension of depreciation on rigs sold, scrapped or classified as held for sale during 2002 ($2.6 million). These decreases were partially offset by increased expense due to a full year of depreciation in 2002 on rigs acquired in the R&B Falcon merger compared to 11 months in 2001 ($9.0 million).

     The absence of goodwill amortization in 2002 resulted from our adoption of SFAS 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill is no longer amortized but is reviewed for impairment at least annually as more fully described in Note 2 to our consolidated financial statements.

     The increase in impairment loss in this segment resulted primarily from our annual impairment test of goodwill conducted as of October 1, 2002 ($381.9 million). In addition, we recorded non-cash impairment charges in this segment of $17.4 million in 2002, representing an increase of $16.4 million over 2001, primarily related to assets reclassified from held for sale to our active fleet because they no longer met the held for sale criteria under SFAS 144. See Note 7 to our consolidated financial statements.

     During 2002, this segment recognized net pre-tax gains of $2.4 million on the sale of a land rig and other assets partially offset by net pre-tax losses of $1.4 million related to the sale of two mobile offshore production units and a land rig. During 2001, this segment recognized net pre-tax gains of $2.1 million related to the disposal of an inland drilling barge and $3.7 million related to the sale of other assets.

Total  Company  Results  of  Operations

                                                           YEARS ENDED
                                                           DECEMBER 31,
                                                        ------------------
                                                          2002      2001     CHANGE    % CHANGE
                                                        ---------  -------  ---------  ---------
                                                             (IN MILLIONS, EXCEPT % CHANGE)
General and Administrative Expense . . . . . . . . . .  $   65.6   $ 57.9   $    7.7       13.3%
Other (Income) Expense, net
  Equity in earnings of joint ventures . . . . . . . .      (7.8)   (16.5)       8.7       52.7%
  Interest income. . . . . . . . . . . . . . . . . . .     (25.6)   (18.7)      (6.9)    (36.9)%
  Interest expense, net of amounts capitalized . . . .     212.0    223.9      (11.9)     (5.3)%
  Other, net . . . . . . . . . . . . . . . . . . . . .       0.3      0.8       (0.5)    (62.5)%
Income Tax Expense (Benefit) . . . . . . . . . . . . .    (123.0)    85.7     (208.7)      N/M
Loss on Extraordinary Items, net of tax                        -     19.3      (19.3)      N/M
Cumulative Effect of a Change in Accounting Principle.   1,363.7        -    1,363.7       N/M

_________________________
"N/M"  means  not  meaningful

     The increase in general and administrative expense was primarily attributable to $3.9 million of costs related to the exchange of our notes for TODCO's notes in March 2002 (see "Liquidity and Capital ResourcesSources of Liquidity"). The results from 2001 included a $1.3 million reduction in expense related to the favorable settlement of an unemployment tax assessment with no corresponding reduction in 2002. In addition, expense increased due to the R&B Falcon merger and reflected additional costs to manage a larger, more complex organization for a full year in 2002 compared to 11 months in 2001.

     The decrease in equity in earnings of joint ventures was primarily related to our 25 percent share of losses from Delta Towing Holdings, L.L.C. ($4.1 million) and to the reduced earnings attributable to our 60 percent share of the earnings of Deepwater Drilling II L.L.C. ("DDII LLC"), which owns the Deepwater Frontier ($4.5 million), and our 50 percent share of Deepwater Drilling L.L.C. ("DD LLC"), which owns the Deepwater Pathfinder ($1.6 million). Both the Deepwater Frontier and the Deepwater Pathfinder experienced increased downtime and decreased utilization during 2002. These decreases were partially offset by losses recorded in February 2001 on the sale of the Drill Star and Sedco Explorer by a joint venture in which we own a 25 percent interest ($2.6 million). The increase in interest income was primarily due to interest earned on higher average cash balances for 2002 compared to 2001. The decrease in interest expense was attributable to reductions in interest expense of $33.2 million associated with debt that was refinanced, repaid or retired during and subsequent to 2001 and a decrease in the London Interbank Offered Rate ("LIBOR") of approximately 226 basis points that resulted in a $9.0 million reduction on floating rate bank debt. Additionally, our fixed to floating interest rate swaps resulted in reduced interest expense of $39.6 million. Offsetting these decreases were $26.4 million of additional interest expense on debt issued during the second quarter of 2001, $8.6 million of interest expense on debt acquired in the R&B Falcon merger, which represents additional interest for the full year 2002 compared to 11 months in 2001, and the absence of capitalized interest in 2002 due to the completion of our newbuild projects in 2001 compared to $34.9 million of capitalized interest in 2001. The increase in other, net was due primarily to a loss on sale of securities during 2001 with no comparable activity in 2002.

     We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes as more fully described in Note 15 to our consolidated financial statements. The year ended December 31, 2002 included a non-U.S. tax benefit of $175.7 million attributable to the restructuring of certain non-U.S. operations.

     During 2001, we recognized a $19.3 million extraordinary loss, net of tax, related to the early retirement of certain debt as more fully described in Note 8 to our consolidated financial statements.

     During 2002, we recognized a $1,363.7 million goodwill impairment charge as a cumulative effect of a change in accounting principle in our Gulf of Mexico Shallow and Inland Water segment related to the implementation of SFAS 142 as more fully described in Note 2 to our consolidated financial statements.

HISTORICAL  2001  COMPARED  TO  2000

     Our 2001 results of operations include 11 months of operations from the assets acquired in the R&B Falcon merger, which was completed January 21, 2001. The addition of these assets is reflected in the $1.6 billion and $790.7 million increase in our revenues and operating and maintenance expense, respectively, in 2001 compared to 2000. Although our revenues increased during 2001, our overall average fleet dayrate and utilization decreased from $70,400 and 74%, respectively, in 2000 to $66,000 and 73%, respectively, in 2001. Following is a detailed analysis of our International and U.S. Floater Contract Drilling Services segment and Gulf of Mexico Shallow and Inland Water segment operating results, as well as an analysis of income and expense categories that we have not allocated to our two segments.

International and U.S. Floater Contract Drilling Services Segment

                                                                        YEARS ENDED
                                                                       DECEMBER  31,
                                                                    --------------------
                                                                      2001       2000      CHANGE    % CHANGE
                                                                    ---------  ---------  ---------  ---------
                                                                  (IN MILLIONS, EXCEPT DAY AMOUNTS AND % CHANGE)
Operating days (a) . . . . . . . . . . . . . . . . . . . . . . . .    27,060     16,454     10,606       64.5%
Utilization (a) (b). . . . . . . . . . . . . . . . . . . . . . . .        81%        74%  N/A             9.5%
Average dayrate (a) (c). . . . . . . . . . . . . . . . . . . . . .  $ 83,700   $ 70,400   $ 13,300       18.9%

Operating revenues . . . . . . . . . . . . . . . . . . . . . . . .  $2,385.2   $1,229.5   $1,155.7       94.0%
Operating and maintenance. . . . . . . . . . . . . . . . . . . . .   1,326.7      812.6      514.1       63.3%
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .     373.5      232.8      140.7       60.4%
Goodwill amortization. . . . . . . . . . . . . . . . . . . . . . .     114.2       26.7       87.5      327.7%
Impairment loss on long-lived assets . . . . . . . . . . . . . . .      39.4          -       39.4       N/M
Gain from sale of assets, net. . . . . . . . . . . . . . . . . . .     (50.7)     (17.8)     (32.9)   (184.8)%
                                                                    ---------  ---------  ---------  ---------
Operating income (loss) before general and administrative
  expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  582.1   $  175.2   $  406.9      232.2%
                                                                    =========  =========  =========  =========

_________________________
"N/A"  means  not  applicable
"N/M"  means  not  meaningful

(a)     Applicable  to  core  assets  only,  defined  as  high  specification  drillships and semisubmersibles
        (floaters),  other  floaters,  jackup  rigs,  drilling  barges  and  tenders.
(b)     Utilization  is  the total actual number of revenue earning days as a percentage of total calendar days.
(c)     Average  dayrate  is  defined  as  revenue  earned  per  revenue  earning  day.

     The increase in this segment's operating revenues reflected the inclusion of operating revenues from core assets acquired in the R&B Falcon merger of $806.7 million, revenues of $210.7 million from five newbuild drilling units placed into service during and subsequent to 2000, recognition of $10.7 million related to a recovery from a loss-of-hire claim for an incident that occurred in November 2000 and an increase in activity reflected in higher utilization and average dayrates. Operating revenues relating to historical Transocean core assets totaled $1,359.7 million for 2001, representing a $213.9 million, or 19 percent, increase over the comparable 2000 period. Average dayrates and utilization for these core assets increased from $68,300 and 66 percent, respectively, for 2000 to $75,600 and 79 percent, respectively, for 2001. These increases were partially offset by decreases in comparable revenues attributed to less activity for non-core assets and lower revenue earned from managed rigs no longer operated in 2001. Revenues for 2000 included a cash settlement of $25.1 million relating to an agreement with a unit of BP to cancel the remaining 14 months of firm contract time on the semisubmersible Transocean Amirante.

     The increase in 2001 in this segment's operating and maintenance expense was primarily attributable to assets acquired in the R&B Falcon merger ($369.8 million), the activation of five newbuild drilling units during and subsequent to 2000 ($77.7 million) and one newbuild drilling unit that was placed into service during September 2000 ($15.9 million), offset by $36.6 million related to accelerated amortization of the deferred gain on the Pride North Atlantic (formerly the Drill Star) during 2001. See Note 6 to our consolidated financial statements. A large portion of our operating and maintenance expense consists of employee-related costs and is fixed or only semi-variable. Accordingly, operating and maintenance expense does not vary in direct proportion to activity or dayrates.

     This segment's depreciation expense increased primarily due to depreciation expense for the rigs acquired in the R&B Falcon merger ($129.4 million) and depreciation expense in 2001 for six newbuild drilling units placed into service during and subsequent to 2000 ($35.4 million). This increase was partially offset by a reduction of approximately $23 million for 2001 as a result of conforming our policies for estimated rig lives in conjunction with the R&B Falcon merger.

     The increase in this segment's goodwill amortization expense resulted from the R&B Falcon merger.

     During the fourth quarter of 2001, we recorded non-cash impairment charges in this segment of $39.4 million related to certain assets held for sale and certain non-core assets held and used. The impairments resulted from deterioration in current market conditions with the fair value of these assets determined based on projected cash flows, industry knowledge and third-party appraisals.

     During 2001, we recognized a pre-tax gain of $26.3 million related to the sale of RBF FPSO L.P., which owned the Seillean, and $18.5 million related to accelerated amortization of the deferred gain on the sale of the Sedco Explorer. In addition, we recognized a pre-tax gain of $5.9 million during the year ended December 31, 2001 related to sales of certain non-strategic assets acquired in the R&B Falcon merger and certain other assets held for sale. During the year ended December 31, 2000, we recognized a pre-tax gain of $12.9 million on the sale of three drilling units, the semisubmersible Transocean Discoverer, the multi-purpose service vessel Mr. John and the tender Searex V.

Gulf of Mexico Shallow and Inland Water Segment

                                                                     YEARS ENDED
                                                                     DECEMBER 31,
                                                                    ---------------
                                                                      2001    2000    CHANGE   % CHANGE
                                                                    --------  -----  --------  --------
                                                                      (IN MILLIONS, EXCEPT DAY AMOUNTS
                                                                               AND % CHANGE)
Operating days (a) . . . . . . . . . . . . . . . . . . . . . . . .   13,100       -   13,100        N/M
Utilization (a) (b). . . . . . . . . . . . . . . . . . . . . . . .       60%      -  N/A            N/M
Average dayrate (a) (c). . . . . . . . . . . . . . . . . . . . . .  $29,500   $   -  $29,500        N/M

Operating revenues . . . . . . . . . . . . . . . . . . . . . . . .  $ 434.9   $   -  $ 434.9        N/M
Operating and maintenance. . . . . . . . . . . . . . . . . . . . .    276.6       -   (276.6)       N/M
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .     96.6       -    (96.6)       N/M
Goodwill amortization. . . . . . . . . . . . . . . . . . . . . . .     40.7       -    (40.7)       N/M
Impairment loss on long-lived assets . . . . . . . . . . . . . . .      1.0       -     (1.0)       N/M
Gain from sale of assets, net. . . . . . . . . . . . . . . . . . .     (5.8)      -      5.8        N/M
                                                                    --------  -----  --------  --------
Operating income (loss) before general and administrative expense.  $  25.8   $   -  $  25.8        N/M
                                                                    ========  =====  ========  ========

_________________________
"N/A"  means  not  applicable
"N/M"  means  not  meaningful

(a)     Applicable  to  core  assets  only,  defined  as  jackup  rigs, drilling barges and submersible drilling  rigs.
(b)     Utilization  is  the  total  actual number of revenue earning days as a percentage of total calendar  days.
(c)     Average  dayrate  is  defined  as  revenue  earned  per  revenue  earning  day.

     This segment's operating results were attributable to operations acquired in the R&B Falcon merger. Prior to January 31, 2001, we operated in one segment, the International and U.S. Floater Contract Drilling Services segment.

     During 2001, we recorded a non-cash impairment charge in this segment of $1.0 million related to an asset held and used. The impairment resulted from deterioration in current market conditions with the fair value of this asset determined based on projected cash flows, industry knowledge and third-party appraisals.

     During 2001, we recognized a net pre-tax gain of $5.8 million related to sales of certain other assets acquired in the R&B Falcon merger and certain other assets held for sale.

Total Company Results of Operations

                                                   YEARS ENDED
                                                   DECEMBER 31,
                                                 ----------------
                                                  2001     2000    CHANGE   % CHANGE
                                                 -------  ------  --------  --------
                                                    (IN MILLIONS, EXCEPT % CHANGE)
General and Administrative Expense. . . . . . .  $ 57.9   $42.1   $  15.8      37.5%
Other (Income) Expense, net
  Equity in earnings of joint ventures. . . . .   (16.5)   (9.4)     (7.1)    (75.5)%
  Interest income . . . . . . . . . . . . . . .   (18.7)   (6.2)    (12.5)   (201.6)%
  Interest expense, net of amounts capitalized.   223.9     3.0     220.9       N/M
  Other, net. . . . . . . . . . . . . . . . . .     0.8     1.3      (0.5)    (38.5)%
Income Tax Expense. . . . . . . . . . . . . . .    85.7    36.7      49.0     133.5%
(Gain) Loss on Extraordinary Items, net of tax.    19.3    (1.4)     20.7       N/M

_________________________
"N/M"  means  not  meaningful

     The increase in general and administrative expense reflects the costs to manage a larger and more complex organization as a result of the R&B Falcon merger.

     The increase in equity in earnings of joint ventures was due primarily to equity in earnings of joint ventures acquired in the R&B Falcon merger. The increase in interest income was primarily due to interest earned on secured contingent notes from a related party acquired as part of the R&B Falcon merger (see "-Related Party Transactions") and higher average cash balances for 2001 compared to 2000. The increase in interest expense during 2001 was due to higher debt levels arising from the additional debt assumed in the R&B Falcon merger and additional borrowings to complete newbuild construction projects. Total interest capitalized relating to construction projects was $34.9 million for 2001 compared to $86.6 million for 2000, a decrease of $51.7 million, or 60 percent, resulting from the completion of six newbuild drilling units during and subsequent to 2000.

     We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes as more fully described in Note 15 to our consolidated financial statements.

     During 2001, we recognized a $19.3 million extraordinary loss, net of tax, related to the early retirement of certain debt as more fully described in Note 8 to our consolidated financial statements. During 2000, we recognized a $1.4 million extraordinary gain, net of tax, related to the early retirement of certain debt.

FINANCIAL  CONDITION

     DECEMBER 31, 2002 COMPARED TO DECEMBER 31, 2001

                                                                 DECEMBER 31,
                                                             --------------------
                                                                2002       2001       CHANGE    % CHANGE
                                                              ---------  ---------  ----------  ---------
                                                                     (IN MILLIONS, EXCEPT % CHANGE)
TOTAL ASSETS
  International and U.S. Floater Contract Drilling Services.  $11,804.1  $14,247.3  $(2,443.2)    (17.1)%
  Gulf of Mexico Shallow and Inland Water. . . . . . . . . .      861.0    2,800.5   (1,939.5)    (69.3)%
                                                              ---------  ---------  ----------  ---------
                                                              $12,665.1  $17,047.8  $(4,382.7)    (25.7)%
                                                              =========  =========  ==========  =========

     The decrease in the International and U.S. Floater Contract Drilling Services segment was primarily due to the impairment of goodwill of $2.5 billion resulting from our annual impairment test of goodwill in accordance with SFAS 142, which was performed as of October 1. The decrease in the Gulf of Mexico Shallow and Inland Water segment of $1.9 billion was primarily due to the impairment of goodwill of $1.4 billion, which resulted from our initial test of goodwill impairment upon adoption of SFAS 142, and $0.4 billion from our annual impairment test of goodwill performed as of October 1.

RESTRUCTURING  CHARGES

     In September 2002, we committed to a restructuring plan to eliminate our engineering department located in Montrouge, France. We established a liability of $2.8 million for the estimated severance-related costs associated with the involuntary termination of 15 employees pursuant to this plan. The charge was reported as operating and maintenance expense in the International and U.S. Floater Contract Drilling Services segment in our consolidated statements of operations. As of December 31, 2002, $1.7 million had been paid to employees whose positions were eliminated as a result of this plan. We anticipate that substantially all amounts will be paid by the end of the first quarter of 2003.

     In September 2002, we committed to a restructuring plan for a staff reduction in Norway as a result of a decline in activity in that region. We established a liability of $1.2 million for the estimated severance-related costs associated with the involuntary termination of eight employees pursuant to this plan. The charge was reported as operating and maintenance expense in the International and U.S. Floater Contract Drilling Services segment in our consolidated statements of operations. As of December 31, 2002, $0.1 million had been paid to employees whose positions are being eliminated as a result of this plan. We anticipate that substantially all amounts will be paid by the end of the first quarter of 2004.

     In September 2002, we committed to a restructuring plan to consolidate certain functions and offices utilized in our Gulf of Mexico Shallow and Inland Water segment. The plan resulted in the closure of an administrative office and warehouse in Louisiana and relocation of most of the operations and administrative functions previously conducted at that location. We established a liability of $1.2 million for the estimated severance-related costs associated with the involuntary termination of 57 employees pursuant to this plan. The charge was reported as operating and maintenance expense in our consolidated statements of operations. As of December 31, 2002, no amounts had been paid to employees whose employment is being terminated as a result of this plan. We anticipate that substantially all amounts will be paid by the end of the first quarter of 2003.

     In conjunction with the R&B Falcon merger, we established a liability of $16.5 million for the estimated severance-related costs associated with the involuntary termination of 569 R&B Falcon employees pursuant to management's plan to consolidate operations and administrative functions post-merger. Included in the 569 planned involuntary terminations were 387 employees engaged in our land and barge drilling business in Venezuela. We suspended active marketing efforts to divest this business and, as a result, the estimated liability was reduced by $4.3 million in the third quarter of 2001 with an offset to goodwill. As of December 31, 2002, all required severance-related costs have been paid to 182 employees whose positions were eliminated as a result of this plan.

2001  PRO  FORMA  OPERATING  RESULTS

     Our unaudited pro forma consolidated results for the year ended December 31, 2001, giving effect to the R&B Falcon merger, reflected net income of $260.2 million or $0.80 per diluted share on pro forma operating revenues of $2,946.0 million. The pro forma operating results assume the merger was completed as of January 1, 2001 (see Note 4 to our consolidated financial statements). These pro forma results do not reflect the effects of reduced depreciation expense related to conforming the estimated lives of our drilling rigs. The pro forma financial data should not be relied on as an indication of operating results that we would have achieved had the merger taken place earlier or of the future results that we may achieve.

DEFINED  BENEFIT  PENSION  PLANS

     We maintain a qualified defined benefit pension plan (the "Retirement Plan") covering substantially all U.S. employees except for TODCO employees, and an unfunded plan (the "Supplemental Benefit Plan") to provide certain eligible employees with benefits in excess of those allowed under the Retirement Plan. In conjunction with the R&B Falcon merger, we acquired three defined benefit pension plans that were frozen prior to the merger for which benefits no longer accrue (the "Frozen Plans"), but the pension obligations have not been fully paid out. We refer to the Retirement Plan, the Supplemental Benefit Plan and the Frozen Plans collectively as the U.S. Plans.

     In addition, the Company provides several defined benefit plans, primarily group pension schemes with life insurance companies covering our Norway operations (the "Norway Plans"). Certain of the Norway plans are funded in part by employee contributions. Our contributions to the Norway Plans are determined primarily by the respective life insurance companies based on the terms of the plan. For the insurance-based plans, annual premium payments are considered to represent a reasonable approximation of the service costs of benefits earned during the period. We also have an unfunded defined benefit plan (the "Nigeria Plan") that provides retirement and severance benefits for certain of our Nigerian employees. The defined benefit pension benefits we provide (the
"Transocean  Plans")  are  comprised of the U.S.

Plans, the Norway Plans and the Nigeria Plan. The following information regarding the Transocean Plans was obtained from the information used to prepare
Note  18  to  our  consolidated  financial  statements.

                                                 SUPPLEMENTAL                   SUBTOTAL-                           TOTAL
                                   RETIREMENT     RETIREMENT     FROZEN           U.S.       NORWAY    NIGERIA    TRANSOCEAN
                                      PLAN           PLAN        PLANS            PLANS      PLANS      PLAN        PLANS
                                  ------------  --------------  --------       -----------  --------  ---------  ------------
                                                                       (in millions)
PROJECTED BENEFIT OBLIGATION
  At December 31, 2002               $  131.2         $   7.6   $  95.8           $ 234.6    $ 50.4    $  10.6      $  295.6
  At December 31, 2001                   97.4             7.6      90.4             195.4      38.2        9.1         242.7

FAIR VALUE OF PLAN ASSETS
  At December 31, 2002               $   80.9         $     -   $  79.6           $ 160.5   $ 28.0     $    -      $  188.5
  At December 31, 2001                   91.6               -      93.2             184.8     25.6          -         210.4

FUNDED STATUS
  At December 31, 2002               $  (50.3)        $  (7.6)  $ (16.2)          $ (74.1)  $(22.4)    $(10.6)     $ (107.1)
  At December 31, 2001                   (5.8)           (7.6)      2.8             (10.6)   (12.6)      (9.1)        (32.3)

NET PERIODIC BENEFIT COST (INCOME)
Year Ending December 31, 2002        $   11.6         $   2.6   $  (3.7)          $  10.5   $  3.4     $  3.2      $   17.1  (b)
Year Ending December 31, 2001             5.7             1.5      (3.3)  (a)         3.9      2.8        3.1           9.8  (b)

CHANGE IN ACCUMULATED OTHER COMPREHENSIVE INCOME
  Year Ending December 31, 2002      $    8.2         $     -   $  37.5           $  45.7   $    -     $    -      $   45.7
  Year Ending December 31, 2001             -               -         -                 -         -          -             -

EMPLOYER CONTRIBUTIONS
  Year Ending December 31, 2002      $      -         $   2.4   $   0.3           $   2.7   $  3.0     $  0.9      $    6.6
  Year Ending December 31, 2002             -               -       0.4   (a)         0.4      4.2        0.2           4.8

WEIGHTED-AVERAGE ASSUMPTIONS DISCOUNT RATE
    At December 31, 2002                 6.50%           6.50%     6.50%                      6.00%     20.00%         6.90% (c)
    At December 31, 2001                 7.00%           7.00%     7.00%                      6.00%     20.00%         7.45% (c)

EXPECTED RETURN ON PLAN ASSETS
    At December 31, 2002                 9.00%              -      9.00%                      7.00%         -          8.73% (d)
    At December 31, 2001                 9.00%              -     10.00%                      7.00%         -          9.24% (d)

RATE OF COMPENSATION INCREASE
    At December 31, 2002                 5.50%           5.50%        -                       3.50%     15.00%         5.53% (c)
    At December 31, 2001                 5.50%           5.50%        -                       3.50%     15.00%         5.71% (c)

(a)  Represents 11 months of activity in 2001 subsequent to the R&B Falcon merger.
(b)  Pension costs were reduced by expected returns on plan assets of $20.7 million and
     $7.5 million for the years ended December 31, 2002 and 2001, respectively.
(c)  Weighted-average based on relative average projected benefit obligation for the year.
(d)  Weighted-average based on relative average fair value of plan assets for the year.

     For the U.S. Plans, our funding policy is to review amounts annually and contribute an amount at least equal to the minimum contribution required under the Employee Retirement Income Security Act of 1974 (ERISA). Employer contributions to the funded U.S. Plans are based on actuarial computations that establish the minimum contribution required under ERISA and the maximum deductible contribution for income tax purposes. No contributions were made to the funded U.S. Plans during 2002 or 2001. Contributions to the Supplemental Retirement Plan in 2002 and the Frozen Plans in 2002 and 2001 were to fund benefit payments from our unfunded U.S. Plans.

     Plan assets of the funded U.S. Plans have been adversely impacted by declines in equity market values. During 2002, the market value of the investments in the Transocean Plans declined by $21.9 million or 10.4 percent. The decline is due to benefit plan payments in excess of employee and employer contributions and $14.4 million of net investment losses, primarily in the U.S. Plans, resulting from the poor performance of the equity markets in 2002. We expect to begin making annual contributions to the Retirement Plan in 2003 and that the 2003 contribution will be approximately $11 million. We believe the required contributions can be funded from cash flow from operations. We have generated unrecognized net actuarial losses due to the effect of the unfavorable performance of the equity markets on the plan assets of the U.S. Plans. As of December 31, 2002 we had cumulative losses of approximately $39.6 million that remain to be recognized in the calculation of the market-related value of assets. These unrecognized net actuarial losses may result in increases in our future pension expense depending on several factors, including whether such losses at each measurement date exceed certain amounts in accordance with SFAS No. 87, Employers' Accounting for Pensions.

     We account for the Transocean Plans in accordance with SFAS 87. This statement requires us to calculate our pension expense and liabilities using assumptions based on a market-related valuation of assets, which reduces year-to-year volatility using actuarial assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. In accordance with SFAS No. 87, changes in pension obligations and assets may not be immediately recognized as pension costs in the statement of operations, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of benefit payments provided to plan participants.

     Two of the most critical assumptions used in calculating our pension expense and liabilities are the expected long-term rate of return on plan assets and the assumed discount rate. Primarily due to the decline in the market value of the U.S. Plans' assets and increased benefit obligations associated with a reduction in the discount rate, the value of the U.S. Plans' assets is less than the accumulated benefit obligation. As a result, we recorded a non-cash minimum liability adjustment related to the U.S. Plans, which resulted in a charge to other comprehensive income during the fourth quarter of 2002 of $32.5 million, net of tax. The minimum liability adjustment did not affect our results of operations during 2002 nor our ability to meet any financial covenants related to our debt facilities. We changed our expected long-term rate of return on plan assets for our Frozen Plans to 9.0 percent as of December 31, 2002 from 10.0 percent as of December 31, 2001 due to a change in the asset allocation of plan assets. For all U.S. Plans, we changed our discount rate as of December 31, 2002 to 6.50 percent from 7.0 percent as of December 31, 2001. The change in the expected long-term rate of return on plan assets assumption was developed by reviewing each plan's targeted asset allocation and asset class long-term rate of return expectations. Pension expense related to the Transocean Plans for 2003 is estimated to increase by approximately $7 million based on the change in the expected long-term rate of return assumptions, discount rate assumptions and other factors. Continued poor performance in the equity markets could result in additional significant changes to the accumulated other comprehensive loss component of shareholders' equity and additional increases in future pension expense and funding requirements.

     We regularly review our actual asset allocation and periodically rebalance plan assets as appropriate. For each percentage point the expected long-term rate of return assumption is lowered, pension expense would increase approximately $1.0 million. For each one-half percentage point the discount rate is lowered, pension expense would increase by approximately $3.5 million.

     Future changes in plan asset returns, assumed discount rates and various other factors related to the pension will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

OUTLOOK

     Fleet utilization decreased and average dayrates improved within our International and U.S. Floater Contract Drilling Services business segment during the fourth quarter of 2002 compared with the third quarter of 2002. Both fleet utilization and average dayrates decreased slightly within our Gulf of Mexico Shallow and Inland Water business segment during the fourth quarter of 2002 compared with the third quarter of 2002.

                                                       THREE MONTHS ENDED
                                          -----------------------------------------------
                                           DECEMBER 31,    SEPTEMBER 30,    DECEMBER 31,
                                               2002            2002             2001
                                          --------------  ---------------  --------------
Average Dayrates (a) (b)

International and U.S. Floater Contract
  Drilling Services Segment
     High-Specification Floaters . . . .  $     147,700   $      144,600   $     145,000
     Other Floaters. . . . . . . . . . .         78,800           81,300          71,100
     Jackups - Non-U.S.. . . . . . . . .         57,700           60,400          52,800
     Other . . . . . . . . . . . . . . .         40,500           55,100          41,300
                                          --------------  ---------------  --------------
Segment Total. . . . . . . . . . . . . .         97,200           95,500          88,200
                                          --------------  ---------------  --------------

Gulf of Mexico Shallow and Inland Water
  Segment
     Jackups and Submersibles. . . . . .         21,900           23,000          30,600
     Inland Barges . . . . . . . . . . .         19,600           20,700          22,800
                                          --------------  ---------------  --------------
Segment Total. . . . . . . . . . . . . .         20,600           21,600          25,600
                                          --------------  ---------------  --------------
Total Mobile Offshore Drilling Fleet . .  $      77,200   $       76,400   $      74,000
                                          ==============  ===============  ==============

Utilization (a) (c)

International and U.S. Floater Contract
  Drilling Services Segment
     High-Specification Floaters . . . .             93%              85%             90%
     Other Floaters. . . . . . . . . . .             56%              76%             89%
     Jackups - Non-U.S.. . . . . . . . .             83%              84%             89%
     Other . . . . . . . . . . . . . . .             47%              51%             54%
                                          --------------  ---------------  --------------
Segment Total. . . . . . . . . . . . . .             75%              79%             86%
                                          --------------  ---------------  --------------

Gulf of Mexico Shallow and Inland Water
  Segment
     Jackups and Submersibles. . . . . .             33%              34%             27%
     Inland Barges . . . . . . . . . . .             44%              47%             49%
                                          --------------  ---------------  --------------
Segment Total. . . . . . . . . . . . . .             39%              40%             38%
                                          --------------  ---------------  --------------
Total Mobile Offshore Drilling Fleet . .             60%              63%             67%
                                          ==============  ===============  ==============

_________________
(a)     Applicable  to  core  assets  only,  defined as high specification drillships and semisubmersibles (floaters), other floaters, jackup rigs, drilling barges, tenders and  submersible  drilling  rigs.
(b)     Average  dayrate  is  defined  as  revenue  earned  per  revenue  earning  day.
(c)     Utilization is the total actual number of revenue earning days as a percentage of total  calendar  days.

     Commodity prices have increased significantly in the first quarter of 2003. Concern created by the prospect of a war with Iraq and the political turmoil in Venezuela resulting in lost production have both contributed to higher crude oil prices. Cold weather and lower inventory levels have similarly helped push U.S. natural gas prices significantly higher during the first quarter of 2003. However, demand for our drilling rigs is driven largely by our clients' perception of future commodity prices, and whether the current strong commodity prices will translate into increased drilling activity in the face of the general uncertainty over world political events remains unclear. We believe our customers still see too much political and commercial uncertainty to materially increase demand for drilling rigs in the near future.

     Although we do not expect a significant increase in activity during 2003 within our International and U.S. Floater Contract Drilling Services segment, we remain optimistic about the longer-term deepwater outlook. There is a slight oversupply of deepwater rigs in the U.S. Gulf of Mexico, and we expect this trend to continue in 2003. The substantial number of large discoveries in West Africa combined with continuing exploratory interest in that region and growing demand for rigs in India and the Far East are positive developments supporting long-term deepwater activity.

     The non-U.S. jackup market sectors remain strong. We look for this activity level to continue through 2003. There has been some slowdown in activity in Nigeria but we expect it to be offset by increased activity in Mexico and India.

     The mid-water floater business remains extremely weak. This segment is significantly oversupplied globally with mid-water rig activity levels particularly low in the North Sea. At February 28, 2003, eight of our 17 rigs in the North Sea were idle but we anticipate putting three of these rigs back to work in the second quarter of 2003. It is uncertain if the expected increase in activity during the second quarter of 2003 will be sustained past the summer season, as substantial oversupply is expected to continue through 2003.

     The U.S. Gulf of Mexico shallow and inland water jackup market segment remains depressed, despite historically high North American natural gas prices. Jackup rigs continue to leave the U.S. Gulf of Mexico for long-term drilling opportunities in other regions and, based on recently announced jackup rig needs in Mexico and India, we expect this trend to continue. With this expected decline in the jackup rig supply in the U.S. Gulf of Mexico market segment, a slight increase in activity could cause substantial improvement in our U.S. Gulf of Mexico shallow water business.

     The contract drilling market historically has been highly competitive and cyclical, and we are unable to predict the extent to which current market conditions will continue. A decline in oil or gas prices could further reduce demand for our contract drilling services and adversely affect both utilization and dayrates.

     We conduct our worldwide operations through various subsidiaries and branch offices. Consequently, we are subject to changes in tax laws and the interpretations of those tax laws in the jurisdictions in which we operate. This includes tax laws directed toward companies organized in jurisdictions with low tax rates. A material change in the tax laws of any country in which we have operations, including the United States, could result in a higher effective tax rate on our worldwide earnings.

     As a result of our reorganization in 1999, we became a Cayman Islands company in a transaction commonly referred to as an "inversion." Legislation in various forms has been introduced in the U.S. House of Representatives and Senate that would change the tax law applicable to companies that have completed inversion transactions. Some of the proposals would have retroactive application and would treat us as a U.S. corporation. Other proposals would impose additional limitations on the deductibility, for U.S. federal income tax purposes, of intercompany interest expense and could also make it more difficult to integrate acquired U.S. businesses with existing operations or to undertake internal restructuring. We cannot provide any assurance as to what form, if any, final legislation will take or the impact such legislation will ultimately have.

     Following the terrorist attacks on September 11, 2001, insurance underwriters increased insurance premiums charged for many of the coverages historically maintained by the Company, and the underwriters issued general notices of cancellations to their customers for war risk, terrorism and political risk coverages with respect to a wide variety of insurance products, including but not limited to, property damage, liability and aviation coverages. Our insurance underwriters renegotiated substantially higher premium rates for war risk coverage, which can be canceled by the underwriters on short notice. Our directors and officers liability coverage was renewed in the second quarter of 2002 with a substantial increase in premium and we expect it to increase significantly in the second quarter of 2003. Our current property insurance program was renewed at the beginning of 2003, and we have substantially higher deductibles for property claims, which will result in lower insurance recovery for property claims. Our principal insurance programs providing our occupational injury and illness coverages were renewed at the end of 2002 with no substantial increase in premiums but with significantly higher deductibles. If our property and occupational illness claim experience in 2003 is comparable to 2002, we expect our total insurance expense to increase between $10 million and $14 million. Because of the substantial increase in our deductible exposure for 2003, an increase in our loss experience would result in higher insurance expense for the period.

     As a result of the implementation of Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, costs we incur that are charged to our customers on a reimbursable basis will be recognized as operating and maintenance expense in 2003. In addition, the amounts billed to our customers associated with these reimbursable costs will be recognized as operating revenue. We expect the increase in operating revenues and operating and maintenance expenses to be between $60 million and $80 million for the year 2003. This change in the accounting treatment for client reimbursables will have no effect on our results of operations or consolidated financial position. We previously recorded these charges and related reimbursements on a net basis in operating and maintenance expense. Prior period amounts are not reclassified as the amounts are not material.

     In January 2003, we will begin recognizing stock compensation expense effective with new options granted to employees in 2003. See "New Accounting Pronouncements."

     As of February 28, 2003, approximately 55 percent of our International and U.S. Floater Contract Drilling Services segment fleet days were committed for the remainder of 2003 and approximately 24 percent for the year 2004. For our Gulf of Mexico Shallow and Inland Water segment, which has traditionally operated under short-term contracts, committed fleet days were approximately 2 percent for the remainder of 2003 and none are currently committed for the year 2004.

OTHER  FACTORS  AFFECTING  OPERATING  RESULTS  AND  FINANCIAL  CONDITION

     Our business depends on the level of activity in oil and gas exploration, development and production in market segments worldwide, with the U.S. and international offshore and U.S. inland marine areas being our primary market segments. Oil and gas prices and market expectations of potential changes in these prices significantly affect this level of activity. However, higher commodity prices do not necessarily translate into increased drilling activity since our customers' expectation of future commodity prices typically drives demand for our rigs. Worldwide military, political and economic events have contributed to oil and gas price volatility and are likely to do so in the future. Oil and gas prices are extremely volatile and are affected by numerous factors, including the following:

     -    worldwide  demand  for  oil  and  gas,

     - the ability of the Organization of Petroleum Exporting Countries, commonly called "OPEC," to set and maintain production levels and pricing,

     -    the  level  of  production  in  non-OPEC  countries,

     - the policies of various governments regarding exploration and development of their oil and gas reserves,

     -    advances  in  exploration  and  development  technology,  and

     - the worldwide military and political environment, including uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in the Middle East or other geographic areas or further acts of terrorism in the United States, or elsewhere.

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

     Our industry has historically been cyclical and is impacted by oil and gas price levels and volatility. There have been periods of high demand, short rig supply and high dayrates, followed by periods of low demand, excess rig supply and low dayrates. Changes in commodity prices can have a dramatic effect on rig demand, and periods of excess rig supply intensify the competition in the industry and often result in rigs being idle for long periods of time. We may be required to idle rigs or enter into lower rate contracts in response to market conditions in the future.

     We undertook a significant newbuild program that was completed in 2001. While we experienced some start-up difficulties with most of our newbuild rigs, we believe our newbuild fleet operations have progressed to a point where our newbuild fleet's average downtime should be generally comparable to industry norms. However, the deepwater environments in which these newbuild rigs operate continue to present technological and engineering challenges so we are unable to provide assurances that future operational problems will not arise. Should problems occur that cause significant downtime or significantly affect a newbuild rig's performance or safety, our clients may attempt to terminate or suspend the drilling contract, particularly any of the long-term contracts associated with most of these rigs. In the event of termination of a drilling contract for one of these rigs, it is unlikely that we would be able to secure a replacement contract on as favorable terms.

     Our customers may terminate or suspend some of our term drilling contracts under various circumstances such as the loss or destruction of the drilling unit, downtime caused by equipment problems or sustained periods of downtime due to force majeure events. Some drilling contracts permit the customer to terminate the contract at the customer's option without paying a termination fee. Suspension of drilling contracts results in loss of the dayrate for the period of the suspension. If our customers cancel some of our significant contracts and we are unable to secure new contracts on substantially similar terms, it could adversely affect our results of operations. In reaction to depressed market conditions, our customers may also seek renegotiation of firm drilling contracts to reduce their obligations.

     We plan to continue our restructuring of the ownership of a portion of the assets held by TODCO and its subsidiaries in connection with the planned initial public offering of our Gulf of Mexico Shallow and Inland Water business. Any transfer of assets by TODCO or one of its subsidiaries to Transocean or one of its other subsidiaries in this restructuring could, in some cases, result in the imposition of additional taxes.

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

     We believe we are adequately insured in accordance with industry standards against normal risks in our operations; however, such insurance coverage may not in all situations provide sufficient funds to protect us from all liabilities that could result from our drilling operations. Although our current practice is to insure the majority of our drilling units for their approximate fair value, our insurance would not completely cover the costs that would be required to replace certain of our units, including certain high-specification semisubmersibles and drillships. We may also change our deductibles from time to time in a manner that significantly limits the available recovery for an individual property claim.

     We operate in various regions throughout the world that may expose us to political and other uncertainties, including risks of:

  -  terrorist  acts,  war  and  civil  disturbances;

  -  expropriation  or  nationalization  of  equipment;  and

  -  the  inability  to  repatriate  income  or  capital.

     We are protected to a substantial extent against loss of capital assets, but generally not loss of revenue, from most of these risks through insurance, indemnity provisions in our drilling contracts, or both. The necessity of insurance coverage for risks associated with political unrest, expropriation and environmental remediation for operating areas not covered under our existing insurance policies is evaluated on an individual contract basis. Although we maintain insurance in the areas in which we operate, pollution and environmental risks generally are not totally insurable. If a significant accident or other event occurs and is not fully covered by insurance or a recoverable indemnity from a client, it could adversely affect our consolidated financial position or results of operations. Moreover, no assurance can be made that we will be able to maintain adequate insurance in the future at rates we consider reasonable or be able to obtain insurance against certain risks, particularly in light of the instability and developments in the insurance markets following the recent terrorist attacks. As of February 28, 2003, all areas in which we were operating were covered by existing insurance policies.

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

     We are a Cayman Islands company as a result of our reorganization from a Delaware corporation in May 1999. We operate worldwide through our various subsidiaries. Consequently, we are subject to changing taxation policies in the jurisdictions in which we operate, which could include policies directed toward companies organized in jurisdictions with low tax rates. A material change in the tax laws of any country in which we have significant operations, including the U.S., could result in a higher effective tax rate on our worldwide earnings

     Another risk inherent in our operations is the possibility of currency exchange losses where revenues are received and expenses are paid in nonconvertible currencies. We may also incur losses as a result of an inability to collect revenues because of a shortage of convertible currency available to the country of operation. We seek to limit these risks by structuring contracts such that compensation is made in freely convertible currencies and, to the extent possible, by limiting acceptance of non-convertible currencies to amounts that match our expense requirements in local currency (see "Item 7A.
Quantitative and Qualitative Disclosures About Market Risk-Foreign Exchange Risk"). Venezuela has recently implemented foreign exchange controls that limit our ability to convert local currency into U.S. dollars and transfer excess funds out of Venezuela. Our drilling contracts in Venezuela typically call for payments to be made in local currency, even when the dayrate is denominated in U.S. dollars. The exchange controls could also result in an artificially high value being placed on the local Venezuela currency.

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

     On January 31, 2003, we had approximately 10 percent of our employees worldwide working under collective bargaining agreements, most of whom were working in Norway, U.K., Nigeria and Trinidad. Of these represented employees, a majority are working under agreements that are subject to salary negotiation in 2003. These ongoing negotiations could result in higher personnel expenses, other increased costs or increased operating restrictions.

     Our operations are subject to regulations controlling the discharge of materials into the environment, requiring removal and cleanup of materials that may harm the environment or otherwise relating to the protection of the environment. For example, as an operator of mobile offshore drilling units in navigable U.S. waters and some offshore areas, we may be liable for damages and costs incurred in connection with oil spills related to those operations. Laws and regulations protecting the environment have become more stringent in recent years, and may in some cases impose strict liability, rendering a person liable for environmental damage without regard to negligence. These laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on our consolidated financial position and results of operations.

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

     On September 11, 2001, the U.S. was the target of terrorist attacks of unprecedented scope. Recent world political events have resulted in military action in Afghanistan and Iraq, and increasing military tension involving North Korea. Military action by the U.S. or other nations could escalate and further acts of terrorism in the U.S. or elsewhere may occur. Such acts of terrorism could be directed against companies such as ours. These developments have caused instability in the world's financial and insurance markets and will likely significantly increase political and economic instability in the geographic areas in which we currently operate. In addition, these developments could lead to increased volatility in prices for crude oil and natural gas and could affect the markets for drilling services. Insurance premiums have increased and could rise further and coverages may be unavailable in the future. See "Outlook".

     U.S. government regulations may effectively preclude us from actively engaging in business activities in certain countries. These regulations could be amended to cover countries where we currently operate or where we may wish to operate in the future. These developments could subject the worldwide operations of our company to increased risks and, depending on their magnitude, could have a material adverse effect on our business.

     The general rate of inflation in the majority of the countries in which we operate has been moderate over the past several years and has not had a material impact on our results of operations. An increase in the demand for offshore drilling rigs usually leads to higher labor, transportation and other operating expenses as a result of an increased need for qualified personnel and services.

MERGER  PURCHASE  PRICE  ALLOCATION

     The purchase price allocation for the R&B Falcon merger included, at estimated fair value, total assets of $4.8 billion and the assumption of total liabilities of $3.8 billion. The excess of the purchase price over the estimated fair value of net assets acquired of approximately $5.6 billion was accounted for as goodwill. At December 31, 2002, the remaining goodwill balance of $1.2 billion represented approximately 10 percent of total assets and 17 percent of total shareholders' equity. Prior to our January 1, 2002 adoption of SFAS 142, goodwill was amortized using a 40-year life based on the nature of the offshore drilling industry, long-lived drilling equipment and long-standing relationships with core customers. See "-New Accounting Pronouncements".

     The purchase price allocation for the merger of Transocean Offshore Inc. and Sedco Forex included, at estimated fair value, total assets of $3.8 billion and the assumption of total liabilities of $1.9 billion. The excess of the purchase price over the estimated fair value of net assets acquired of approximately $1.1 billion was accounted for as goodwill. At December 31, 2002, the remaining goodwill balance of $1.0 billion represented approximately eight percent of total assets and 14 percent of total shareholders' equity. Prior to our January 1, 2002 adoption of SFAS 142, goodwill was amortized using a 40-year life based on the nature of the offshore drilling industry, long-lived drilling equipment and long-standing relationships with core customers. See "-New Accounting Pronouncements".

LIQUIDITY  AND  CAPITAL  RESOURCES

     SOURCES  AND  USES  OF  CASH

                                            YEARS ENDED DECEMBER 31,
                                            ------------------------
                                                 2002         2001      CHANGE
                                            --------------  --------  ----------
                                                         (IN MILLIONS)
NET CASH PROVIDED BY OPERATING ACTIVITIES
  Net income (loss). . . . . . . . . . . .  $    (3,731.9)  $ 252.6   $(3,984.5)
  Non-cash items . . . . . . . . . . . . .        4,547.5     416.0     4,131.5
  Working capital. . . . . . . . . . . . .          121.0    (108.2)      229.2
                                            --------------  --------  ----------
                                            $       936.6   $ 560.4   $   376.2
                                            ==============  ========  ==========

     Cash generated from net income items adjusted for non-cash activity in 2002 increased $147.0 million over 2001. For 2002, we recognized non-cash losses on impairments of goodwill and long-lived assets in the amount of $4,239.7 million and $51.4 million, respectively, while we recognized $40.4 million of non-cash impairments on long-lived assets and $154.9 million of goodwill amortization in 2001. The increase in cash provided by working capital items for 2002 compared to 2001 was primarily due to lower activity and improved accounts receivable collections.

                                             YEARS ENDED DECEMBER 31,
                                             ------------------------
                                                  2002         2001     CHANGE
                                             --------------  --------  --------
                                                       (IN MILLIONS)
NET CASH USED IN INVESTING ACTIVITIES
  Capital expenditures . . . . . . . . . . . $      (141.0)  $(506.2)  $ 365.2
  Proceeds from sale of securities . . . . .             -      17.2     (17.2)
  Proceeds from disposal of assets . . . . .          88.3     201.7    (113.4)
  Merger costs paid. . . . . . . . . . . . .             -     (24.4)     24.4
  Cash acquired in merger, net of cash paid.             -     264.7    (264.7)
  Other, net . . . . . . . . . . . . . . . .           7.4      20.6     (13.2)
                                             --------------  --------  --------
                                             $       (45.3)  $ (26.4)  $ (18.9)
                                             ==============  ========  ========

     Net cash used in investing activities was greater in 2002 compared to 2001 as a result of lower proceeds in 2002 from asset sales and cash received in 2001 in connection with the R&B Falcon merger, partially offset by lower capital expenditures in 2002 due to the completion of our newbuild program in 2001.

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                                   2002          2001       CHANGE
                                                              --------------  ---------  -----------
                                                                            (IN MILLIONS)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Net borrowings (repayments) under commercial paper program  $      (326.4)  $   326.4   $  (652.8)
  Net proceeds from issuance of debt . . . . . . . . . . . .              -     1,693.5    (1,693.5)
  Repayments on other debt instruments . . . . . . . . . . .         (189.3)   (1,551.0)    1,361.7
  Net repayments on revolving credit agreements. . . . . . .              -      (180.1)      180.1
  Other, net . . . . . . . . . . . . . . . . . . . . . . . .          (14.8)       (3.9)      (10.9)
                                                              --------------  ----------  ----------
                                                              $      (530.5)  $   284.9   $  (815.4)
                                                              ==============  ==========  ==========

     During 2002, we had no borrowings under our revolving credit agreements and we repaid the $326.4 million that we borrowed under our commercial paper program in 2001. The decrease in repayments of debt instruments of $1,361.7 million was primarily due to repayments of TODCO debt instruments totaling $1,458.0 million in the second quarter of 2001 as more fully described in Note 8 to our consolidated financial statements. Also in 2002, we made early repayments of the secured rig financings on the Trident IX and Trident 16 of $50.6 million in aggregate and scheduled debt payments of $138.6 million. The increase in cash used in other, net mainly reflects $8.3 million in consent payments related to the exchange of our notes for TODCO notes, no exercise of warrants in 2002 and lower proceeds from stock option exercises in 2002, partially offset by the discontinuance of cash dividend payments after the second quarter of 2002 and financing costs paid in 2001 in connection with debt issuances. In the second quarter of 2001, we received net proceeds of $1,693.5 million primarily due to the issuance of our 6.625% Notes, 7.5% Notes and 1.5% Convertible Debentures.

          CAPITAL  EXPENDITURES

     Capital expenditures totaled $141.0 million during the year ended December 31, 2002. During 2003, we expect to spend between $130 million and $150 million on our existing fleet, corporate infrastructure and major upgrades. A substantial majority of our expected capital expenditures in 2003 relates to our International and U.S. Floater Contract Drilling Services segment.

     We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales. We also have available credit under our revolving credit agreements and commercial paper program (see "-Sources of Liquidity") and may engage in other commercial bank or capital market financings.

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

     In March 2002, in our International and U.S. Floater Contract Drilling Services segment, we sold two semisubmersible rigs, the Transocean 96 and Transocean 97, for net proceeds of $30.7 million and recognized net after-tax gains of $1.3 million. In June 2002, in our International and U.S. Floater Contract Drilling Services segment, we sold a jackup rig, the RBF 209, and recognized a net after-tax loss of $1.5 million. During the year ended December 31, 2002, we also partially settled an insurance claim and sold certain other non-strategic assets and certain other assets held for sale for net proceeds of approximately $38.9 million and recognized net after-tax gains of $2.7 million and $0.6 million in our International and U.S. Floater Contract Drilling Services and Gulf of Mexico Shallow and Inland Water segments, respectively.

     In January 2003, we completed the sale of the RBF 160 to a third party for net proceeds of $13.0 million and recognized a net after-tax gain on sale of $0.2 million. The proceeds were received in December 2002 and were reflected as deferred income and proceeds from asset sales in the consolidated balance sheet and consolidated statement of cash flow, respectively.

     We continue to proceed with our previously announced plans to pursue an initial public offering of our Gulf of Mexico Shallow and Inland Water business. Our plan is to separate this business from Transocean and establish it as a publicly traded company. We are proceeding with our plans to reorganize TODCO as the entity that owns this business in preparation of the offering. We expect to effect the initial public offering when market conditions warrant, subject to various factors. Given the current general uncertainty in the equity and U.S. natural gas drilling markets, we are unsure when the transaction could be completed on terms acceptable to us. See "-Overview."

     Our plans to sell certain other individual assets have been impeded by difficult market conditions. We expect the pace of these asset sales to remain slow until market conditions improve. We received $207 million in 2001 and $79 million in 2002 from the sale of these assets. Future sales will be dependent upon obtaining an acceptable sale price. We may evaluate our decision to sell these assets from time to time depending upon market conditions and may decide to discontinue our sales efforts, in whole or in part.

     SOURCES  OF  LIQUIDITY

     Our primary sources of liquidity in 2002 were our cash flows from operations and asset sales. Primary uses of cash were debt repayment and capital expenditures. At December 31, 2002, we had $1,214.2 million in cash and cash equivalents.

     We anticipate that we will rely primarily upon existing cash balances and internally generated cash flows to maintain liquidity in 2003, as cash flows from operations are expected to be positive and, together with existing cash balances, adequate to fulfill anticipated obligations, including the potential obligation to repurchase the Zero Coupon Convertible Debentures at the option of the holders. See Note 8 to our consolidated financial statements. From time to time, we may also use bank lines of credit and commercial paper to maintain liquidity for short-term cash needs.

     We intend to use the proceeds from the initial public offering of our Gulf of Mexico Shallow and Inland Water business as well as any proceeds from asset sales (see "-Acquisitions and Dispositions") to further reduce our debt balances.

     We intend to use cash from operations primarily to pay debt as it comes due and to fund capital expenditures. If we seek to reduce our debt other than through scheduled maturities, we could do so through repayment of bank borrowings or through repurchases or redemptions of, or tender offers for, debt securities. We have significantly reduced capital expenditures compared to prior years due to the completion of our newbuild program in 2001. During 2002, we have reduced net debt, defined as total debt less swap receivables and cash and cash equivalents, by $873 million. The components of net debt at carrying value were as follows (in millions):

                                       DECEMBER 31,
                                 ---------------------
                                    2002       2001
                                 ----------  ---------
Total Debt. . . . . . . . . . .  $ 4,678.0   $5,023.8
Less: Cash and cash equivalents   (1,214.2)    (853.4)
     Swap receivables . . . . .     (181.3)     (15.1)

     Because we intend to pay debt with cash on hand, we use net debt to represent debt that is anticipated to be paid with future cash flows. The net debt measure also allows us to measure the cash flow that has been generated to date to fund our major obligations. Net debt since 2001 has been on a downward trend as cash flows, primarily from operations and asset sales, have been greater than that needed for capital expenditures.

     Our internally generated cash flow is directly related to our business and the market segments in which we operate. Should the drilling market deteriorate further, or should we experience poor results in our operations, cash flow from operations may be reduced. To date, however, we have continued to generate positive cash flow from operations.

     We have access to $800 million in bank lines of credit under two revolving credit agreements, a 364-day revolving credit agreement providing for $250 million in borrowings and expiring in December 2003 and a five-year revolving credit agreement providing for $550 million in borrowings and expiring in December 2005. These credit lines are used primarily to back our $800 million commercial paper program and may also be drawn on directly. As of December 31, 2002, none of the credit line capacity was utilized, leaving $800 million of availability under the bank lines of credit for commercial paper issuance or drawdowns.

     The bank credit lines require compliance with various covenants and provisions customary for agreements of this nature, including an interest coverage ratio and leverage ratio, both as defined by the credit agreements, of not less than three to one and not greater than 40 percent, respectively. In calculating the leverage ratio, the credit agreements specifically exclude the impact on total capital of all non-cash goodwill impairment charges recorded in compliance with SFAS 142 (see Note 2 to our consolidated financial statements). Other provisions of the credit agreements include limitations on creating liens, incurring debt, transactions with affiliates, sale/leaseback transactions and mergers and sale of substantially all assets. Should we fail to comply with these covenants, we would be in default and may lose access to these facilities. A loss of the bank facilities would also cause us to lose access to the commercial paper markets. We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions. A default under our public debt could trigger a default under our credit lines and cause us to lose access to these facilities. See Note 8 to our consolidated financial statements for a description of our credit agreements and debt securities.

     In April 2001, the SEC declared effective our shelf registration statement on Form S-3 for the proposed offering from time to time of up to $2.0 billion in gross proceeds of senior or subordinated debt securities, preference shares, ordinary shares and warrants to purchase debt securities, preference shares, ordinary shares or other securities. In May 2001, we issued $400.0 million aggregate principal amount of 1.5% Convertible Debentures due May 15, 2021 under the shelf registration statement. At February 28, 2003, $1.6 billion in gross proceeds of securities remained unissued under the shelf registration statement.

     Our access to commercial paper, debt and equity markets may be reduced or closed to us due to a variety of events, including, among others, downgrades of ratings of our debt and commercial paper, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.

     Our contractual obligations in the table below include our debt obligations at face value.

                                    FOR THE YEARS ENDING DECEMBER 31,
                          ------------------------------------------------------
                           TOTAL      2003    2004-2005   2006-2007   THEREAFTER
                          --------  --------  ----------  ----------  -----------
                                             (IN MILLIONS)
CONTRACTUAL OBLIGATIONS
Debt . . . . . . . . . .  $4,476.3  $1,062.0  $    614.3  $    500.0  $   2,300.0
Operating Leases . . . .     113.7      32.2        45.5        13.5         22.5
                          --------  --------  ----------  ----------  -----------
  Total Obligations. . .  $4,590.0  $1,094.2  $    659.8  $    513.5  $   2,322.5
                          ========  ========  ==========  ==========  ===========

     The bondholders may, at their option, require us to repurchase, or put, the Zero Coupon Convertible Debentures due 2020, the 1.5% Convertible Debentures due 2021 and the 7.45% Notes due 2027 in May 2003, May 2006 and April 2007, respectively. With regard to both series of the Convertible Debentures, we have the option to pay the repurchase price in cash, ordinary shares or any combination of cash and ordinary shares. The chart above assumes that the holders of these convertible debentures and notes exercise the options at the first available date. We expect that most, if not all, of the holders of the Zero Coupon Convertible Debentures will exercise their put option in May 2003 and, at that time, we would recognize additional expense of approximately $11 million as a loss on retirement of debt to fully amortize the remaining debt issue costs related to these debentures. We expect to satisfy the May 2003 put option in cash. We are also required to repurchase the convertible debentures at the option of the holders at other later dates as more fully described in Note 8 to our consolidated financial statements.

     At December 31, 2002, we had other commitments that we are contractually obligated to fulfill with cash should the obligations be called. These obligations consisted primarily of standby letters of credit and surety bonds that guarantee our performance as it relates to our drilling contracts, insurance, tax and other obligations in various jurisdictions. These obligations are not normally called as we typically comply with the underlying performance requirement. The table below provides a list of these obligations in U.S. dollar equivalents and their time to expiration. It should be noted that these obligations could be called at any time prior to the expiration dates.

                                       FOR THE YEARS ENDING DECEMBER 31,
                              ----------------------------------------------------
                               TOTAL    2003   2004-2005   2006-2007   THEREAFTER
                               ------  ------  ----------  ----------  -----------
                                                 (IN MILLIONS)
OTHER COMMERCIAL COMMITMENTS
Standby Letters of Credit. .   $ 54.0  $ 40.2  $      9.4  $      4.4  $         -
Surety Bonds . . . . . . . .    215.8   152.5        63.3           -            -
Purchase Option Guarantees -
  Joint Ventures (a) . . . .    208.9    92.5       116.4           -            -
Other Commitments. . . . . .      0.1       -         0.1           -            -
                               ------  ------  ----------  ----------  -----------
  Total  . . . . . . . . . .   $478.8  $285.2  $    189.2  $      4.4  $         -
                               ======  ======  ==========  ==========  ===========

____________________________
     (a)  See "-Special Purpose Entities".

     Letters of credit are issued under a number of facilities provided by several banks. The obligations that are the subject of these surety bonds are geographically concentrated in the United States, Brazil and Nigeria, of which 93 percent are concentrated in five bonds.

     In March 2002, we completed an exchange offer where TODCO's 6.5% Senior Notes due April 15, 2003, 6.75% Senior Notes due April 15, 2005, 6.95% Senior Notes due April 15, 2008, 7.375% Senior Notes due April 15, 2018, 9.125% Senior Notes due December 15, 2003 and 9.5% Senior Notes due December 15, 2008, whose holders accepted the offer, were exchanged for our newly issued notes. The new notes were issued in six series corresponding to the six series of TODCO notes and have the same principal amount, interest rate, redemption terms and payment and maturity dates as the corresponding series of TODCO notes. The aggregate principal amount of the new notes issued was approximately $1.4 billion. Because the holders of a majority in principal amount of each of these series of notes consented to the proposed amendments to the applicable indenture pursuant to which the notes were issued, some covenants, restrictions and events of default were eliminated from the indentures with respect to these series of notes. The notes not exchanged, with an aggregate principal amount of $38.8 million, remain the obligation of TODCO. In connection with the exchange offers, TODCO paid $8.3 million in consent payments to holders of TODCO's notes whose notes were exchanged.

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

     Gains and losses on foreign exchange derivative instruments that qualify as accounting hedges are deferred as accumulated other comprehensive income and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments that do not qualify as hedges for accounting purposes are recognized currently based on the change in market value of the derivative instruments. At December 31, 2002, we had no material open foreign exchange derivative instruments.

     From time to time, we may use interest rate swaps to manage the effect of interest rate changes on future income. Interest rate swaps are designated as a hedge of underlying future interest payments. The interest rate differential to be received or paid under the swaps is recognized over the lives of the swaps as an adjustment to interest expense (see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Interest Rate Risk"). If an interest rate swap is terminated, the gain or loss is amortized over the life of the underlying debt. At December 31, 2002, we had a $3.6 million gain related to a terminated interest rate swap that was included in accumulated other comprehensive income in our consolidated balance sheet and is being amortized over the life of the underlying debt.

     DD LLC, an unconsolidated joint venture in which we have a 50% ownership interest, has entered into interest rate swaps associated with the operating lease for the Deepwater Pathfinder. At December 31, 2002, the aggregate market values of these swaps netted to a liability of $6.7 million. The effect of the swap has been to convert the interest portion of the operating lease payments from a floating rate of one-month LIBOR plus a margin to a fixed rate of 5.7175 percent per annum. We report our share of the fair value of the interest rate swaps in accumulated other comprehensive income with a corresponding reduction to investments in and advances to joint ventures in our consolidated balance sheet. At December 31, 2002, this amount was an unrealized loss of $2.0 million, net of tax.

     In June 2001, we entered into $700 million aggregate notional amount of interest rate swaps as a fair value hedge against our 6.625% Notes due April 2011. In February 2002, we entered into $900 million aggregate notional amount of interest rate swaps as a fair value hedge against our 6.75% Senior Notes due April 2005, 6.95% Senior Notes due April 2008 and 9.5% Senior Notes due December 2008. The swaps effectively converted the fixed interest rate on each of the four series of notes into a floating rate of LIBOR plus a margin of 50, 246, 171 and 413 basis points, respectively. The market value of the swaps was carried as an asset or a liability in our consolidated balance sheet and the carrying value of the hedged debt was adjusted accordingly. At December 31, 2002, the swaps had a market value of $181.3 million that was recorded as an increase to other assets and long-term debt in our consolidated balance sheets.

     In January 2003, we terminated the swaps with respect to our 6.75% Senior Notes due April 2005, 6.95% Senior Notes due April 2008 and 9.5% Senior Notes due December 2008. In March 2003, we terminated the swaps with respect to our 6.625% Notes due April 2011. As a result of these terminations, we will have an aggregate fair value adjustment of approximately $173.5 million included in long-term debt in our consolidated balance sheet, which will be amortized as an adjustment to interest expense over the life of the underlying debt. For the year 2003, we expect this reduction to interest expense will be approximately $23.1 million.

SPECIAL  PURPOSE  ENTITIES

     As a result of the R&B Falcon merger, we have ownership interests in two unconsolidated joint ventures, 50 percent in DD LLC, and 60 percent in DDII LLC. Subsidiaries of ConocoPhillips ("Conoco") own the remaining interests in DD LLC and DDII LLC. We share management of the joint ventures equally with Conoco. Each of the joint ventures is a lessee in a synthetic lease financing facility entered into in connection with the construction of the Deepwater Pathfinder, in the case of DD LLC, and the Deepwater Frontier, in the case of DDII LLC. Pursuant to the lease financings, the rigs are owned by special purpose entities and leased to the joint ventures. We do not own, manage or control the special purpose entities. The lease payments under both synthetic leases are supported by drilling contracts between the two respective joint ventures and Conoco and, in the case of DDII LLC, one of our subsidiaries. Conoco is responsible for all of the remaining commitment to DD LLC and most of the remaining commitment to DDII LLC under these drilling contracts.

     We, together with Conoco, provide the joint ventures with certain operational support services. For each of the joint ventures, we and Conoco guarantee the obligation of the joint venture to pay certain contingent lease obligations in proportion to their respective ownership interests in the joint ventures.

     DD LLC's annual rent payments for the Deepwater Pathfinder, totaling approximately $29 million in 2002, are substantially fixed due to the interest rate swap described above. DDII LLC's annual rent payments for the Deepwater Frontier are subject to changes in market interest rates and totaled approximately $24 million in 2002.

     If an event of default occurs under the applicable lease documents, each joint venture may be required to pay an amount equal to the amount of debt and equity financing owed by the applicable special purpose entity plus certain expenses. The debt and equity financing outstanding as of December 31, 2002, applicable to the owner of Deepwater Pathfinder and of Deepwater Frontier, was $203 million and $217 million, respectively. We, together with Conoco, have guaranteed our respective share of each joint venture's obligations to pay these amounts.

     The scheduled expiration of the lease is December 2003, in the case of the Deepwater Pathfinder, and March 2004, in the case of the Deepwater Frontier. Each of the leases is subject to certain extension options of DD LLC and DDII LLC, respectively. At the expiration of the leases, each joint venture may purchase the rig for $185 million, in the case of the Deepwater Pathfinder, and $194 million, in the case of the Deepwater Frontier, or return the rig to the special purpose entities. If a joint venture purchases the rig, we would be obligated to pay only the portion of such price equal to our percentage ownership interest in the applicable joint venture. Our proportionate share for each such purchase option is $93 million and $116 million, respectively. Under each joint venture agreement, the consent of each venturer is generally required to approve actions of the joint venture, including the exercise of this purchase option. If a joint venture returns the rig at the end of the lease, the special purpose entity may sell the rig. In connection with the return, DD LLC may be required to pay an amount up to $138 million, and DDII LLC may be required to pay an amount up to $145 million, plus certain expenses in each case. These payments may be reduced by a portion of the proceeds of the sale of the applicable rig.

     These leases contain ratings triggers that are invoked only if we are involved in a change of control and the acquiror has a credit rating lower than BBB or Baa2. Should these triggers be invoked, the acquiring company would, at the option of the investors, be obligated to pay our share of the outstanding investments under the leases.

SALE/LEASEBACK

     We lease the M. G. Hulme, Jr. from Deep Sea Investors, L.L.C., a special purpose entity formed by several leasing companies to acquire the rig from one of our subsidiaries in November 1995 in a sale/leaseback transaction. We are obligated to pay rent of approximately $13 million per year through December 2005. At the termination of the lease, we may purchase the rig for approximately $35 million. Effective September 2002, the lease neither requires that collateral be maintained nor contains any credit rating triggers.

RELATED  PARTY  TRANSACTIONS

     Delta Towing - In connection with the R&B Falcon merger, TODCO formed a joint venture to own and operate its U.S. inland marine support vessel business (the "Marine Business"). As part of the joint venture formation in January 2001, the Marine Business was transferred by a subsidiary of TODCO to Delta Towing LLC ("Delta Towing") in exchange for a 25 percent equity interest in Delta Towing Holdings, LLC, the parent of Delta Towing, and certain secured notes payable from Delta Towing in a principal amount of $144 million. These notes were valued at $80 million immediately prior to the closing of the R&B Falcon merger. In December 2001, the note agreement was amended to provide for a $4 million, three year-revolving credit facility (the "Delta Towing Revolver").

     As part of the formation of the joint venture on January 31, 2001, TODCO entered into a charter arrangement with Delta Towing under which we committed to charter certain vessels for a period of one year ending January 31, 2002, and committed to charter for a period of 2.5 years from date of delivery 10 crewboats then under construction, all of which have been placed into service as of March 1, 2003. TODCO also entered into an alliance agreement with Delta Towing under which we agreed to treat Delta Towing as a preferred supplier for the provision of marine support services.

     In 2002, we incurred charges totaling $10.7 million from Delta Towing for services rendered, of which $1.6 million was rebilled to our customers and $9.1 million was reflected in operating and maintenance expense. As of March 1, 2003, the carrying value of the notes was $78.9 million and $3.9 million was outstanding under the Delta Towing Revolver. In January 2003, Delta Towing failed to make its scheduled quarterly interest payment of $1.7 million. We granted a 90-day waiver of this payment. As of February 28, 2003, a total of $2.7 million unpaid interest was outstanding.

     Delta Towing operates in the Gulf of Mexico in support of the oil and gas industry and faces similar market conditions as we do with our Gulf of Mexico Shallow and Inland Water business segment. Should weakened market conditions persist or should market conditions deteriorate further, Delta Towing's ability to pay its debts to us as they come due may be adversely affected. A failure by Delta Towing to service its debt obligations to us may result in an impairment of the carrying value of the notes, the Delta Towing Revolver and related accrued interest.

     DD LLC and DDII LLC - We are a party to drilling services agreements with DD LLC and DDII LLC for the operation of the Deepwater Pathfinder and Deepwater Frontier, respectively. In 2002, we earned $1.6 million for such drilling services from each of DD LLC and DDII LLC.

     ODL - We own a 50 percent interest in an unconsolidated joint venture company, Overseas Drilling Limited ("ODL"). ODL owns the Joides Resolution, for which we provide certain operational and management services. In 2002, we earned $1.2 million for those services.

NEW  ACCOUNTING  PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board's ("FASB") issued SFAS 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted SFAS 142 effective January 1, 2002 and selected October 1 as our annual test date for impairment of goodwill. In conjunction with the adoption of this statement, we discontinued the amortization of goodwill. Application of the non-amortization provisions of SFAS 142 for goodwill resulted in an increase in operating income of approximately $155 million in 2002. During 2002, we recognized non-cash impairment charges of $4.2 billion as a result of the adoption and application of this statement. See Note 2 to our consolidated financial statements.

     In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 retains the accounting and reporting provisions of SFAS 121 for recognition and measurement of long-lived asset impairment and for the measurement of long-lived assets to be disposed of by sale and the accounting and reporting provisions of APB 30. In addition to these accounting and reporting provisions, SFAS 144 provides guidance for determining whether long-lived assets should be tested for impairment and specific criteria for classifying assets to be disposed of as held for sale. The statement is effective for fiscal years beginning after December 15, 2001. We adopted this statement as of January 1, 2002. The adoption of this statement had no material effect on our consolidated financial position or results of operations.

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the requirement under SFAS 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of related income tax effect. This statement also amends SFAS 13 to require certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishment that do not meet the criteria for extraordinary item in APB 30. The statement is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. We adopted SFAS 145 effective January 1, 2003. We do not expect adoption of this statement to have a material effect on our consolidated financial position or results of operations.

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

     In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which is effective for fiscal years ending after December 15, 2002. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to permit two additional transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic method under APB 25, Accounting for Stock Issued to Employees. The prospective method of transition under SFAS 123 is an option for entities adopting the recognition provisions of SFAS 123 in a fiscal year beginning before December 15, 2003. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements concerning the method of accounting used for stock-based employee compensation and the effects of that method on reported results of operations. Under SFAS 148, pro forma disclosures are required in a specific tabular format in the "Summary of Significant Accounting Policies". We adopted the disclosure requirements of this statement as of December 31, 2002. The adoption had no effect on our consolidated financial position or results of operations. We adopted the fair value method of accounting for stock-based compensation using the prospective method of transition under SFAS 123 effective January 1, 2003. We expect compensation expense in 2003 will increase by approximately $6 million as a result of adoption. See Note 2 to our consolidated financial statements.

     In December 2002, the FASB issued Interpretation ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others. FIN 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not expect adoption of this interpretation to have a material effect on our consolidated financial position or results of operations.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires companies with a variable interest in a variable interest entity to apply this guidance to that entity as of the beginning of the first interim period beginning after June 15, 2003 for existing interests and immediately for new interests. The application of the guidance could result in the consolidation of a variable interest entity. We are evaluating the impact of this interpretation on our consolidated financial position and results of operations.

FORWARD-LOOKING  INFORMATION

     The statements included in this annual report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that the Company or management "anticipates," "believes," "budgets," "estimates," "expects," "forecasts," "intends," "plans," "predicts," or "projects" a particular result or course of events, or that such result or course of events "could," "might," "may," "scheduled" or "should" occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this annual report include, but are not limited to, statements involving payment of severance costs, contract commencements, potential revenues, increased expenses, customer drilling programs, supply and demand, utilization rates, dayrates, planned shipyard projects, expected downtime, effect of technical difficulties with newbuild rigs, future activity in the deepwater, mid-water and the shallow and inland water markets, market outlooks for our various geographical operating sectors, the U.S. gas drilling market, rig classes and business segments, the planned initial public offering of our Gulf of Mexico Shallow and Inland Water business (including the timing of the offering and portion sold), planned asset sales, timing of asset sales, proceeds from asset sales, reactivation of stacked units, timing of and results of negotiations with the labor union representing U.K. employees, future labor costs, the contracting of jackup rigs in Mexico and India, the Company's other expectations with regard to market outlook, operations in international markets, expected capital expenditures, results and effects of legal proceedings and governmental audits and assessments, adequacy of insurance, receipt of loss of hire insurance proceeds, liabilities for tax issues, liquidity, positive cash flow from operations, the exercise of the option of holders of Zero Coupon Convertible Debentures, the 1.5% Convertible Debentures or the 7.45% Notes to require the Company to repurchase the notes and debentures, and the satisfaction of such obligation in cash, adequacy of cash flow for 2003 obligations, effects of accounting changes, and the timing and cost of completion of capital projects. Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to, worldwide demand for oil and gas, uncertainties relating to the level of activity in offshore oil and gas exploration and development, exploration success by producers, oil and gas prices (including U.S. natural gas prices), securities market conditions, demand for offshore and inland water rigs, competition and market conditions in the contract drilling industry, our ability to successfully integrate the operations of acquired businesses, delays or terminations of drilling contracts due to a number of events, delays or cost overruns on construction and shipyard projects and possible cancellation of drilling contracts as a result of delays or performance, our ability to enter into and the terms of future contracts, the availability of qualified personnel, labor relations and the outcome of negotiations with unions representing workers, operating hazards, political and other uncertainties inherent in non-U.S. operations (including exchange and currency fluctuations), risks of war, terrorism and cancellation or unavailability of certain insurance coverage, the impact of governmental laws and regulations, the adequacy of sources of liquidity, the effect and results of litigation, audits and contingencies and other factors discussed in this annual report and in the Company's other filings with the SEC, which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

INTEREST  RATE  RISK

     Our exposure to market risk for changes in interest rates relates primarily to our long-term and short-term debt obligations. The table below presents scheduled debt maturities and related weighted-average interest rates for each of the years ended December 31 relating to debt obligations as of December 31, 2002. Weighted-average variable rates are based on LIBOR rates at December 31, 2002, plus applicable margins.

     At December 31, 2002 (in millions, except interest rate percentages):

                                                  SCHEDULED MATURITY DATE (a) (b)                    FAIR VALUE
                               --------------------------------------------------------------------  ----------
                                2003     2004     2005     2006     2007     THEREAFTER     TOTAL    12/31/02
                               -------  -------  -------  -------  -------  ------------  ---------  ---------
Total debt
  Fixed Rate . . . . . . . .   $911.8   $ 44.7   $ 69.6   $400.0   $100.0   $   1,050.0   $2,576.1   $ 2,739.3
     Average interest rate        4.6%     7.3%     8.8%     1.5%     7.5%          7.6%       5.6%
  Variable Rate. . . . . . .   $150.2   $150.0        -        -        -             -   $  300.2   $   300.2
     Average interest rate        2.1%     2.1%       -        -        -             -        2.1%
  Receive Fixed/Pay Variable
     Swaps (c) . . . . . . .        -        -   $350.0        -        -   $   1,250.0   $1,600.0   $ 1,809.0
     Average interest rate          -        -      4.2%       -        -           3.1%       3.3%

__________________________
(a)     Maturity  dates  of the face value of our debt assumes the put options on the Zero Coupon Convertible
        Debentures,  1.5%  Convertible  Debentures  and  7.45%  Notes will be exercised in May 2003, May 2006 and  April  2007,  respectively.
(b)     Expected maturity amounts are based on the face value of debt and do not reflect fair market value of debt.
(c)     The  6.625%,  6.75%,  6.95%  and  9.5% Notes are considered variable as a result of the interest rate swaps.  See  Notes  8  and  26  to  our  consolidated  financial  statements.

     At December 31, 2002, we had approximately $1.9 billion of variable rate debt at face value (42 percent of total debt at face value). Of that variable rate debt, $1.6 billion resulted from interest rate swaps with the remainder representing term bank debt. Given outstanding amounts as of that date, a one percent rise in interest rates would result in an additional $14.5 million in interest expense per year. Offsetting this, a large part of our cash investments would earn commensurately higher rates of return. Using December 31, 2002 cash investment levels, a one percent increase in interest rates would result in approximately $12.1 million of additional interest income per year. Based on December 31, 2002 balances, our net variable debt balance at face value, defined as variable rate debt less swap receivables and cash and cash equivalents, totaled $504.7 million (16 percent of net total debt at face value). Because we intend to pay debt with cash on hand, we use net debt and net variable rate debt to represent debt that is anticipated to be paid with future cash flows. The net debt and net variable rate debt measure also allows us to measure the cash flow that has been generated to date to fund our major obligations. We use variable rate debt to measure effects of changes in interest rates on interest expense associated with outstanding variable rate debt.

     The components of net variable rate debt at face value were as follows (in millions):

                                                       DECEMBER 31,
                                                          2002
                                                       ------------
                     Total Debt . . . . . . . . . . .  $   4,476.3
                     Less: Fixed rate debt. . . . . .      2,576.1
                          Cash and cash equivalents .     (1,214.2)
                          Swap receivables. . . . . .       (181.3)

     The components of net debt at face value were as follows (in millions):

                                                       DECEMBER 31,
                                                          2002
                                                       -------------
                     Total Debt . . . . . . . . . . .  $    4,476.3
                     Less:  Cash and cash equivalents      (1,214.2)
                          Swap receivables. . . . . .        (181.3)

     As a result of the January 2003 and March 2003 interest rate swap terminations and payment of variable rate debt of $0.2 million (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources"), our variable rate debt at face value decreased to $300.0 million.

FOREIGN  EXCHANGE  RISK

     Our international operations expose us to foreign exchange risk. We use a variety of techniques to minimize the exposure to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies have minimal impact on overall results. In situations where the primary strategy is not entirely attainable, foreign exchange derivative instruments, specifically foreign exchange forward contracts or spot purchases, may be used. We do not enter into derivative transactions for speculative purposes. At December 31, 2002, we had no material open foreign exchange contracts.

     Venezuela has recently implemented foreign exchange controls that limit our ability to convert local currency into U.S. dollars and transfer excess funds out of Venezuela. Our drilling contracts in Venezuela typically call for payments to be made in local currency, even when the dayrate is denominated in U.S. dollars. The exchange controls could also result in an artificially high value being placed on the local currency.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA




                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
Transocean  Inc.

     We have audited the accompanying consolidated balance sheets of Transocean Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at
Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transocean Inc. and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard 142, Goodwill and Other Intangible Assets, in 2002.


                                         /s/  Ernst & Young LLP

Houston, Texas
January 27, 2003

                                 TRANSOCEAN INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In millions, except per share data)

                                                                     YEARS ENDED DECEMBER 31,
                                                                  --------------------------------
                                                                     2002       2001       2000
                                                                  ----------  ---------  ---------
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . . . .  $ 2,673.9   $2,820.1   $1,229.5

COSTS AND EXPENSES
   Operating and maintenance . . . . . . . . . . . . . . . . . .    1,494.2    1,603.3      812.6
   Depreciation. . . . . . . . . . . . . . . . . . . . . . . . .      500.3      470.1      232.8
   Goodwill amortization . . . . . . . . . . . . . . . . . . . .          -      154.9       26.7
   General and administrative. . . . . . . . . . . . . . . . . .       65.6       57.9       42.1
   Impairment loss on long-lived assets. . . . . . . . . . . . .    2,927.4       40.4          -
   Gain from sale of assets, net . . . . . . . . . . . . . . . .       (3.7)     (56.5)     (17.8)
                                                                  ----------  ---------  ---------
                                                                    4,983.8    2,270.1    1,096.4
                                                                  ----------  ---------  ---------
OPERATING INCOME (LOSS). . . . . . . . . . . . . . . . . . . . .   (2,309.9)     550.0      133.1
                                                                  ----------  ---------  ---------

OTHER INCOME (EXPENSE), NET
   Equity in earnings of joint ventures. . . . . . . . . . . . .        7.8       16.5        9.4
   Interest income . . . . . . . . . . . . . . . . . . . . . . .       25.6       18.7        6.2
   Interest expense, net of amounts capitalized. . . . . . . . .     (212.0)    (223.9)      (3.0)
   Other, net. . . . . . . . . . . . . . . . . . . . . . . . . .       (0.3)      (0.8)      (1.3)
                                                                  ----------  ---------  ---------
                                                                     (178.9)    (189.5)      11.3
                                                                  ----------  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
   INTEREST, EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT
   OF A CHANGE IN ACCOUNTING PRINCIPLE . . . . . . . . . . . . .   (2,488.8)     360.5      144.4
Income Tax Expense (Benefit) . . . . . . . . . . . . . . . . . .     (123.0)      85.7       36.7
Minority Interest. . . . . . . . . . . . . . . . . . . . . . . .        2.4        2.9        0.6
                                                                  ----------  ---------  ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE
   EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. . . . . . . . . .   (2,368.2)     271.9      107.1
Gain (Loss) on Extraordinary Items, net of tax . . . . . . . . .          -      (19.3)       1.4
Cumulative Effect of a Change in Accounting Principle. . . . . .   (1,363.7)         -          -
                                                                  ----------  ---------  ---------
NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . . .  $(3,731.9)  $  252.6   $  108.5
                                                                  ==========  =========  =========

BASIC EARNINGS  (LOSS) PER SHARE
  Income (Loss) Before Extraordinary Items and
    Cumulative Effect of a Change in Accounting Principle. . . .  $   (7.42)  $   0.88   $   0.51
  Gain (Loss) on Extraordinary Items, net of tax . . . . . . . .          -      (0.06)      0.01
  Loss on Cumulative Effect of a Change in Accounting
   Principle . . . . . . . . . . . . . . . . . . . . . . . . . .      (4.27)         -          -
                                                                  ----------  ---------  ---------
    Net Income (Loss). . . . . . . . . . . . . . . . . . . . . .  $  (11.69)  $   0.82   $   0.52
                                                                  ==========  =========  =========

DILUTED EARNINGS (LOSS) PER SHARE
  Income (Loss) Before Extraordinary Items and
    Cumulative Effect of a Change in Accounting Principle . . . . $   (7.42)  $   0.86   $   0.50
  Gain (Loss) on Extraordinary Items, net of tax. . . . . . . . .         -      (0.06)      0.01
  Loss on Cumulative Effect of a Change in Accounting
   Principle . . . . . . . . . . . . . . . . . . . . . . . . . .      (4.27)         -          -
                                                                  ----------  ---------  ---------
    Net Income (Loss). . . . . . . . . . . . . . . . . . . . . .  $  (11.69)  $   0.80   $   0.51
                                                                  ==========  =========  =========

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . .      319.1      309.2      210.4
                                                                  ----------  ---------  ---------
   Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . .      319.1      314.8      211.7
                                                                  ----------  ---------  ---------

DIVIDENDS PAID PER SHARE . . . . . . . . . . . . . . . . . . . .  $    0.06   $   0.12   $   0.12

                                 See accompanying notes.

                            TRANSOCEAN INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                      (In millions)

                                                              YEARS ENDED DECEMBER 31,
                                                             ---------------------------
                                                                2002      2001     2000
                                                             ----------  -------  ------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . .$(3,731.9)  $252.6   $108.5
                                                             ----------  -------  ------
Other comprehensive income (loss), net of tax
  Gain on terminated interest rate swaps. . . . . . . . . . .        -      4.1        -
  Amortization of gain on terminated interest rate swaps. . .     (0.3)    (0.2)       -
  Change in unrealized loss on securities available for sale.        -     (0.6)       -
  Share of unrealized loss in unconsolidated joint venture's
    interest rate swaps . . . . . . . . . . . . . . . . . . .        -     (5.6)       -
  Change in share of unrealized loss in unconsolidated joint
    venture's interest rate swaps . . . . . . . . . . . . . .      3.6        -        -
  Minimum pension liability . . . . . . . . . . . . . . . . .    (32.5)       -        -
                                                             ----------  -------  ------
                                                                 (29.2)    (2.3)       -
                                                             ----------  -------  ------
Total comprehensive income (loss) . . . . . . . . . . . . . .$(3,761.1)  $250.3   $108.5
                                                             ==========  =======  ======

                                 See accompanying notes.

                                     TRANSOCEAN INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                     (In millions, except share data)

                                                                                         DECEMBER 31,
                                                                                    ----------------------
                                                                                       2002        2001
                                                                                    ----------  ----------
                                       ASSETS
Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,214.2   $   853.4
Accounts Receivable
  Trade. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      437.6       602.9
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       61.7        72.8
Materials and Supplies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      155.8       158.8
Deferred Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21.9        21.0
Other Current Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20.5        27.9
                                                                                    ----------  ----------
    Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,911.7     1,736.8
                                                                                    ----------  ----------

Property and Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10,198.0    10,081.4
Less Accumulated Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . .    2,168.2     1,713.3
                                                                                    ----------  ----------
  Property and Equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . .    8,029.8     8,368.1
                                                                                    ----------  ----------
Goodwill, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,218.2     6,466.7
Investments in and Advances to Joint Ventures. . . . . . . . . . . . . . . . . . .      108.5       107.1
Deferred Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       26.2        28.0
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      370.7       341.1
                                                                                    ----------  ----------
    Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $12,665.1   $17,047.8
                                                                                    ==========  ==========

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   134.1   $   188.4
Accrued Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       59.5       118.3
Debt Due Within One Year . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,048.1       484.4
Other Current Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      262.2       283.4
                                                                                    ----------  ----------
    Total Current Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .    1,503.9     1,074.5
                                                                                    ----------  ----------

Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,629.9     4,539.4
Deferred Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      107.2       345.1
Other Long-Term Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .      282.7       178.5
                                                                                    ----------  ----------
    Total Long-Term Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .    4,019.8     5,063.0
                                                                                    ----------  ----------

Commitments and Contingencies

Preference Shares, $0.10 par value; 50,000,000 shares authorized, none issued and
  outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -           -
Ordinary Shares, $0.01 par value; 800,000,000 shares authorized, 319,219,072 and
  318,816,035 shares issued and outstanding at December 31, 2002 and 2001,
  respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3.2         3.2
Additional Paid-in Capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10,623.1    10,611.7
Accumulated Other Comprehensive Loss . . . . . . . . . . . . . . . . . . . . . . .      (31.5)       (2.3)
Retained Earnings (Deficit). . . . . . . . . . . . . . . . . . . . . . . . . . . .   (3,453.4)      297.7
                                                                                    ----------  ----------
    Total Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . .    7,141.4    10,910.3
                                                                                    ----------  ----------
    Total Liabilities and Shareholders' Equity . . . . . . . . . . . . . . . . . .  $12,665.1   $17,047.8
                                                                                    ==========  ==========

                                          See accompanying notes.

                                        TRANSOCEAN INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF EQUITY
                                      (In millions, except per share data)

                                                                          ACCUMULATED
                                           ORDINARY SHARES   ADDITIONAL     OTHER         RETAINED
                                           ----------------   PAID-IN    COMPREHENSIVE    EARNINGS     TOTAL
                                           SHARES   AMOUNT    CAPITAL    INCOME (LOSS)   (DEFICIT)     EQUITY
                                           -------  -------  ----------  --------------  ----------  ----------
Balance at December 31, 1999. . . . . . .   210.1   $   2.1  $ 3,908.0   $           -   $       -   $ 3,910.1
  Net income. . . . . . . . . . . . . . .       -         -          -               -       108.5       108.5
  Issuance of ordinary shares under
    stock-based compensation plans. . . .     0.6         -       16.6               -           -        16.6
  Cash dividends ($0.12 per share). . . .       -         -          -               -       (25.2)      (25.2)
  Other . . . . . . . . . . . . . . . . .       -         -       (5.9)              -           -        (5.9)
                                           -------  -------  ----------  --------------  ----------  ----------

Balance at December 31, 2000. . . . . . .   210.7       2.1    3,918.7               -        83.3     4,004.1
  Net income. . . . . . . . . . . . . . .       -         -          -               -       252.6       252.6
  Shares issued for R&B Falcon
    merger. . . . . . . . . . . . . . . .   106.1       1.1    6,654.9               -           -     6,656.0
  Issuance of ordinary shares under
    stock-based compensation plans. . . .     1.6         -       45.2               -           -        45.2
  Issuance of ordinary shares upon
    exercise of warrants. . . . . . . . .     0.6         -       10.6               -           -        10.6
  Cash dividends ($0.12 per share). . . .       -         -          -               -       (38.2)      (38.2)
  Gain on terminated interest rate swaps.       -         -          -             3.9           -         3.9
  Fair value adjustment on marketable
    securities held for sale. . . . . . .       -         -          -            (0.6)          -        (0.6)
  Other comprehensive income
    related to joint venture. . . . . . .       -         -          -            (5.6)          -        (5.6)
  Other . . . . . . . . . . . . . . . . .    (0.2)        -      (17.7)              -           -       (17.7)
                                           -------  -------  ----------  --------------  ----------  ----------

Balance at December 31, 2001. . . . . . .   318.8       3.2   10,611.7            (2.3)      297.7    10,910.3
  Net loss. . . . . . . . . . . . . . . .       -         -          -               -    (3,731.9)   (3,731.9)
  Issuance of ordinary shares under
    stock-based compensation plans. . . .     0.4         -       10.9               -           -        10.9
  Cash dividends ($0.06 per share). . . .       -         -          -               -       (19.2)      (19.2)
  Gain on terminated interest rate swaps.       -         -          -            (0.3)                   (0.3)
  Other comprehensive income
    related to joint venture. . . . . . .       -         -          -             3.6           -         3.6
  Minimum pension liability . . . . . . .       -         -          -           (32.5)          -       (32.5)
  Other . . . . . . . . . . . . . . . . .       -         -        0.5               -           -         0.5
                                           -------  -------  ----------  --------------  ----------  ----------

Balance at December 31, 2002. . . . . . .   319.2   $   3.2  $10,623.1   $       (31.5)  $(3,453.4)  $ 7,141.4
                                           =======  =======  ==========  ==============  ==========  ==========

                                          See accompanying notes.

                                         TRANSOCEAN INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In millions)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                       2002       2001      2000
                                                                                    ----------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(3,731.9)  $ 252.6   $ 108.5
  Adjustments to reconcile net income (loss) to net cash provided by operating activities
      Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      500.3     470.1     232.8
      Goodwill amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . .          -     154.9      26.7
      Impairment loss on goodwill. . . . . . . . . . . . . . . . . . . . . . . . .    4,239.7         -         -
      Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (224.4)    (98.2)    (30.1)
      Equity in earnings of joint ventures . . . . . . . . . . . . . . . . . . . .       (7.8)    (16.5)     (9.4)
      Net (gain) loss from disposal of assets. . . . . . . . . . . . . . . . . . .        3.9     (52.5)    (15.0)
      Impairment loss on long-lived assets . . . . . . . . . . . . . . . . . . . .       51.4      40.4         -
      Amortization of debt-related discounts/premiums, fair value
        adjustments and issue costs, net . . . . . . . . . . . . . . . . . . . . .        6.2      (4.0)      9.4
      Deferred income, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (6.0)    (46.5)    (20.7)
      Deferred expenses, net . . . . . . . . . . . . . . . . . . . . . . . . . . .      (20.0)    (53.8)    (18.6)
      Extraordinary (gain) loss on debt extinguishment, net of tax                                 19.3      (1.4)
      Tax benefit from exercise of stock options . . . . . . . . . . . . . . . . .        0.3       9.6       1.9
      Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3.9      (6.8)     (7.0)
  Changes in operating assets and liabilities, net of effects from the R&B Falcon merger
      Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      179.4     (55.2)     (5.9)
      Accounts payable and other current liabilities . . . . . . . . . . . . . . .      (78.8)    (95.9)    (58.6)
      Income taxes receivable/payable, net . . . . . . . . . . . . . . . . . . . .        8.9      48.2       1.2
      Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11.5      (5.3)    (17.9)
                                                                                    ----------  --------  --------
Net Cash Provided by Operating Activities. . . . . . . . . . . . . . . . . . . . .      936.6     560.4     195.9
                                                                                    ----------  --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (141.0)   (506.2)   (574.7)
  Proceeds from sale of coiled tubing drilling services business . . . . . . . . .          -         -      24.9
  Proceeds from sale of securities . . . . . . . . . . . . . . . . . . . . . . . .          -      17.2         -
  Proceeds from sale of subsidiary . . . . . . . . . . . . . . . . . . . . . . . .          -      85.6         -
  Proceeds from disposal of assets, net. . . . . . . . . . . . . . . . . . . . . .       88.3     116.1      56.3
  Merger costs paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -     (24.4)     (4.5)
  Cash acquired in merger, net of cash paid. . . . . . . . . . . . . . . . . . . .          -     264.7         -
  Joint ventures and other investments, net. . . . . . . . . . . . . . . . . . . .        7.4      20.6       5.1
                                                                                    ----------  --------  --------
Net Cash Used in Investing Activities. . . . . . . . . . . . . . . . . . . . . . .      (45.3)    (26.4)   (492.9)
                                                                                    ----------  --------  --------

                                              See accompanying notes.

                                        TRANSOCEAN INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                 (In millions)


                                                                                  YEARS ENDED DECEMBER 31,
                                                                               --------------------------------
                                                                                  2002        2001       2000
                                                                                ---------  ----------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments) under commercial paper program . . . . . . . . .    (326.4)      326.4         -
  Net proceeds from issuance of debt . . . . . . . . . . . . . . . . . . . . .         -     1,693.5     489.1
  Net repayments on revolving credit agreements. . . . . . . . . . . . . . . .         -      (180.1)    (54.9)
  Repayments on other debt instruments . . . . . . . . . . . . . . . . . . . .    (189.3)   (1,551.0)   (254.9)
  Net proceeds from issuance of ordinary shares under stock-based compensation
    plans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10.2        29.6      13.7
  Proceeds from issuance of ordinary shares upon exercise of warrants. . . . .         -        10.6         -
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (19.1)      (38.2)    (25.3)
  Financing costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (8.5)      (15.2)     (2.6)
  Decrease in cash dedicated to debt service . . . . . . . . . . . . . . . . .         -         6.4         -
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2.6         2.9       0.7
                                                                                ---------  ----------  --------
Net Cash Provided by (Used in) Financing Activities. . . . . . . . . . . . . .    (530.5)      284.9     165.8
                                                                                ---------  ----------  --------

Net Increase (Decrease) in Cash and Cash Equivalents . . . . . . . . . . . . .     360.8       818.9    (131.2)
                                                                                ---------  ----------  --------
Cash and Cash Equivalents at Beginning of Period . . . . . . . . . . . . . . .     853.4        34.5     165.7
                                                                                ---------  ----------  --------
Cash and Cash Equivalents at End of Period . . . . . . . . . . . . . . . . . .  $1,214.2   $   853.4   $  34.5
                                                                                =========  ==========  ========

                                            See accompanying notes.

                     TRANSOCEAN INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1-NATURE  OF  BUSINESS  AND  PRINCIPLES  OF  CONSOLIDATION

     Transocean Inc. (formerly known as "Transocean Sedco Forex Inc.", together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company") is a leading international provider of offshore and inland marine contract drilling services for oil and gas wells. The Company's mobile offshore drilling fleet is considered one of the most modern and versatile fleets in the world. The Company specializes in technically demanding segments of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services. At December 31, 2002, the Company owned, had partial ownership interests in or operated 159 mobile offshore and barge drilling units that it considers to be its core assets. As of this date, the Company's core assets consisted of 31 high-specification semisubmersibles and drillships ("floaters"), 29 other floaters, 56 jackup rigs, 35 drilling barges, five tenders and three submersible drilling rigs. In addition, the fleet included non-core assets consisting of a mobile offshore production unit, two platform drilling rigs and a land rig as well as nine land rigs and three lake barges in Venezuela. The Company contracts its drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells.

     On January 31, 2001, we completed a merger transaction (the "R&B Falcon merger") with R&B Falcon Corporation ("R&B Falcon", now known as "TODCO"). At the time of the merger, TODCO owned, had partial ownership interests in, operated or had under construction more than 100 mobile offshore drilling units and other units utilized in the support of offshore drilling activities. As a result of the merger, TODCO became an indirect wholly owned subsidiary of the Company. The merger was accounted for as a purchase with the Company as the accounting acquiror. The consolidated balance sheet as of December 31, 2001 represents the financial position of the merged company. The consolidated statements of operations and of cash flows for the year ended December 31, 2001 include 11 months of operating results and cash flows for TODCO.

     Intercompany transactions and accounts have been eliminated. The equity method of accounting is used for investments in joint ventures where the Company's ownership is between 20 percent and 50 percent and for investments in joint ventures owned more than 50 percent where the Company does not have control of the joint venture. The cost method of accounting is used for investments in joint ventures where the Company's ownership is less than 20 percent and the Company does not have control of the joint venture.

NOTE  2-SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Accounting Estimates-The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S.") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, materials and supplies obsolescence, investments, intangible assets and goodwill, property and equipment and other long-lived assets, income taxes, financing operations, workers' insurance, pensions and other post-retirement and employment benefits and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from such estimates.

     Segments-The Company's operations have been aggregated into two reportable business segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. The Company provides services with different types of drilling equipment in several geographic regions. The location of the Company's operating assets and the allocation of resources to build or upgrade drilling units is determined by the activities and needs of customers. See Note 20.

     Cash and Cash Equivalents-Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are highly liquid debt instruments with an original maturity of three months or less and may consist of time deposits with a number of commercial banks with high credit ratings, Eurodollar time deposits, certificates of deposit and commercial paper. The Company may also invest excess funds in no-load, open-end, management investment trusts ("mutual funds"). The mutual funds invest exclusively in high quality money market instruments. Generally, the maturity date of the Company's investments is the next business day.

     As a result of the Deepwater Nautilus project financing in 1999, the Company is required to maintain in cash an amount to cover certain principal and interest payments. Such restricted cash, classified as other assets in the consolidated balance sheets, was $13.2 million at December 31, 2002 and 2001.

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Accounts and Notes Receivable-Accounts receivable trade are stated at the historical carrying amount net of write-offs and allowance for doubtful accounts receivable. Interest receivable on delinquent accounts receivable is included in the accounts receivable trade balance and recognized as interest income when chargeable and collectibility is reasonably assured. Notes receivable, included in investments in and advances to joint ventures, are carried at the historical carrying amount net of write-offs and allowance for loan loss. Interest income on notes receivable, which is included in accounts receivable-other, is accrued and recognized as interest income monthly on any unimpaired loan balance. The Company's notes receivable do not have premiums or discounts associated with their balances. Uncollectible notes and accounts receivable trade are written off when a settlement is reached for an amount that is less than the outstanding historical balance.

     Allowance for Doubtful Accounts-The Company establishes an allowance for doubtful accounts receivable on a case-by-case basis when it believes the required payment of specific amounts owed is unlikely to occur. This allowance was approximately $21 million and $24 million at December 31, 2002 and 2001, respectively. An allowance for loan loss is established when events or circumstances indicate that both the contractual interest and principal for a note receivable are not fully collectible. A loan is considered delinquent when principal and/or interest payments have not been made in accordance with the payment terms of the loan. Collectibility is determined based on estimated future cash flows discounted at the respective loan's effective interest rate with the excess of the loan's total contractual interest and principal over the estimated discounted future cash flows recorded as an allowance for loan loss. There was no allowance for loan loss at December 31, 2002 and 2001.

     Materials and Supplies-Materials and supplies are carried at the lower of average cost or market less an allowance for obsolescence. Such allowance was approximately $19 million and $24 million at December 31, 2002 and 2001, respectively.

     Property and Equipment-Property and equipment, consisting primarily of offshore drilling rigs and related equipment, represented more than 60 percent of the Company's total assets at December 31, 2002. The carrying values of these assets are based on estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values of the Company's rigs. These estimates, assumptions and judgments reflect both historical experience and expectations regarding future industry conditions and operations. Property and equipment obtained in the R&B Falcon merger (see Note 4) were recorded at fair value. The Company generally provides for depreciation using the straight-line method after allowing for salvage values. Expenditures for renewals, replacements and improvements are capitalized. Maintenance and repairs are charged to operating expense as incurred. Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

     As a result of the R&B Falcon merger, the Company conformed its policies relating to estimated rig lives and salvage values. Estimated useful lives of its drilling units now range from 18 to 35 years, reflecting maintenance history and market demand for these drilling units, buildings and improvements from 10 to 30 years and machinery and equipment from four to 12 years. Depreciation expense for the year ended December 31, 2001 was reduced by approximately $23 million ($0.07 per diluted share) as a result of conforming these policies.

     Assets Held for Sale-Assets are classified as held for sale when the Company has a plan for disposal of certain assets and those assets meet the held for sale criteria of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") 144, Accounting for Impairment or Disposal of Long-Lived Assets. Prior to the Company's adoption of SFAS 144 (see "-New Accounting Pronouncements"), certain assets were classified as held for sale under SFAS 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Effective with the R&B Falcon merger, the Company established a plan to sell certain assets that were considered non-core to the Company's business with the disposition of these assets expected to complete by December 31, 2002. These assets included certain drilling rigs, surplus equipment and an office building. At December 31, 2001, the Company had assets held for sale in the amount of $148.4 million that were included in other assets of which $105.3 million and $43.1 million related to the International and U.S. Floater Contract Drilling Services and Gulf of Mexico Shallow and Inland Water segments, respectively. At December 31, 2002, the
Company had either disposed of these non-core assets or reclassified them to property and equipment in accordance with SFAS 144.

     Goodwill-Prior to the adoption of SFAS 142, Goodwill and Other Intangible Assets (see "-New Accounting Pronouncements"), the excess of the purchase price over the estimated fair value of net assets acquired was accounted for as goodwill and was amortized on a straight-line basis based on a 40-year life. The amortization period was based on the nature of the offshore drilling industry, long-lived drilling equipment and the long-standing relationships with core customers. In accordance with SFAS 142, goodwill is tested at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

reviewed by management. Management has determined that the Company's reporting units are the same as its operating segments for the purpose of allocating goodwill and the subsequent testing of goodwill for impairment. Goodwill was allocated to the Company's two reporting units, International and U.S. Floater Contract Drilling Services and Gulf of Mexico Shallow and Inland Water, at a ratio of 68 percent and 32 percent, respectively. The allocation was determined based on the percentage of each reporting unit's assets at fair value to the total fair value of assets acquired in the R&B Falcon merger. The fair value was determined from a third party valuation.

     During the first quarter of 2002, the Company implemented SFAS 142 and performed the initial test of impairment of goodwill on its two reporting units. The test was applied utilizing the estimated fair value of the reporting units as of January 1, 2002 determined based on a combination of each reporting unit's discounted cash flows and publicly traded company multiples and acquisition multiples of comparable businesses. There was no goodwill impairment for the International and U.S. Floater Contract Drilling Services reporting unit. However, because of deterioration in market conditions that affected the Gulf of Mexico Shallow and Inland Water business segment since the completion of the R&B Falcon merger, a $1,363.7 million ($4.27 per diluted share) impairment of goodwill was recognized as a cumulative effect of a change in accounting principle in the first quarter of 2002.

     During the fourth quarter of 2002, the Company performed its annual test of goodwill impairment as of October 1. Due to a general decline in market conditions, the Company recorded a non-cash impairment charge of $2,876.0 million ($9.01 per diluted share) of which $2,494.1 million and $381.9 million related to the International and U.S. Floater Contract Drilling Services and Gulf of Mexico Shallow and Inland Water reporting units, respectively.

     The Company's goodwill balance, after giving effect to the goodwill write-downs, is $2.2 billion as of December 31, 2002. The changes in the carrying amount of goodwill are as follows (in millions):

                                                           BALANCE AT                               BALANCE AT
                                                           JANUARY 1,      LOSS ON                 DECEMBER 31,
                                                              2002       IMPAIRMENTS   OTHER (a)       2002
                                                           -----------  -------------  ----------  -------------
International and U.S. Floater Contract Drilling Services  $   4,721.1  $   (2,494.1)  $    (8.8)  $     2,218.2
Gulf of Mexico Shallow and Inland Water . . . . . . . . .      1,745.6      (1,745.6)          -               -
                                                           -----------  -------------  ----------  -------------
                                                           $   6,466.7  $   (4,239.7)  $    (8.8)  $     2,218.2
                                                           ===========  =============  ==========  =============

______________________
(a)     Represents  favorable settlements during 2002 of pre-acquisition contingencies related to the R&B Falcon merger  ($5.4  million)  and  the  Sedco  Forex  merger  ($3.4  million).

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Net income (loss) and earnings (loss) per share for the twelve months ended December 31, 2002, 2001 and 2000 adjusted for goodwill amortization are as follows (in millions, except per share data):

                                                                        YEARS ENDED DECEMBER 31,
                                                                       ---------------------------
                                                                          2002      2001     2000
                                                                       ----------  -------  ------
Reported net income (loss) before extraordinary items and cumulative
  effect of a change in accounting principle. . . . . . . . . . . . .  $(2,368.2)  $271.9   $107.1
Add back: Goodwill amortization . . . . . . . . . . . . . . . . . . .          -    154.9     26.7
                                                                       ----------  -------  ------
Adjusted reported net income (loss) before extraordinary items and
  cumulative effect of a change in accounting principle . . . . . . .   (2,368.2)   426.8    133.8
Gain (loss) on extraordinary items, net of tax. . . . . . . . . . . .          -    (19.3)     1.4
Cumulative effect of a change in accounting principle . . . . . . . .   (1,363.7)       -        -
                                                                       ----------  -------  ------
Adjusted net income (loss). . . . . . . . . . . . . . . . . . . . . .  $(3,731.9)  $407.5   $135.2
                                                                       ==========  =======  ======

Basic earnings (loss) per share:
Reported net income (loss) before extraordinary items and cumulative
  effect of a change in accounting principle. . . . . . . . . . . . .  $   (7.42)  $ 0.88   $ 0.51
Goodwill amortization . . . . . . . . . . . . . . . . . . . . . . . .          -     0.50     0.12
                                                                       ----------  -------  ------
Adjusted reported net income (loss) before extraordinary items and
  cumulative effect of a change in accounting principle . . . . . . .      (7.42)    1.38     0.63
Gain (loss) on extraordinary items, net of tax. . . . . . . . . . . .          -    (0.06)    0.01
Cumulative effect of a change in accounting principle . . . . . . . .      (4.27)       -        -
                                                                       ----------  -------  ------
Adjusted net income (loss). . . . . . . . . . . . . . . . . . . . . .  $  (11.69)  $ 1.32   $ 0.64
                                                                       ==========  =======  ======

Diluted earnings (loss) per share:
Reported net income (loss) before extraordinary items and cumulative
  effect of a change in accounting principle. . . . . . . . . . . . .  $   (7.42)  $ 0.86   $ 0.50
Goodwill amortization . . . . . . . . . . . . . . . . . . . . . . . .          -     0.49     0.13
                                                                       ----------  -------  ------
Adjusted reported net income (loss) before extraordinary items and
  cumulative effect of a change in accounting principle . . . . . . .      (7.42)    1.35     0.63
Gain (loss) on extraordinary items, net of tax. . . . . . . . . . . .          -    (0.06)    0.01
Cumulative effect of a change in accounting principle . . . . . . . .      (4.27)       -        -
                                                                       ----------  -------  ------
Adjusted net income (loss). . . . . . . . . . . . . . . . . . . . . .  $  (11.69)  $ 1.29   $ 0.64
                                                                       ==========  =======  ======

     Impairment of Long-Lived Assets-The carrying value of long-lived assets, principally goodwill and property and equipment, is reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For property and equipment held for use, the determination of recoverability is made based upon the estimated undiscounted future net cash flows of the related asset or group of assets being evaluated. Property and equipment held for sale are recorded at the lower of net book value or net realizable value. See Note 7. Prior to January 1, 2002, recoverability of goodwill was determined based upon a comparison of the Company's net book value to the value indicated by the market price of its equity securities (see "-Goodwill" and "-New Accounting Pronouncements").

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Operating Revenues and Expenses-Operating revenues are recognized as earned, based on contractual daily rates or on a fixed price basis. Although the Company ceased providing turnkey drilling services in 2001, turnkey profits were recognized on completion of the well and acceptance by the customer. Events occurring after the date of the financial statements and before the financial statements are issued that are within the normal exposure and risk aspects of the turnkey contracts are considered refinements of the estimation process of the prior year and are recorded as adjustments at the date of the financial statements. Provisions for losses are made on contracts in progress when losses are anticipated. In connection with drilling contracts, the Company may receive revenues for preparation and mobilization of equipment and personnel or for capital improvements to rigs. In connection with contracted mobilizations, revenues earned and related costs incurred are deferred and recognized over the primary contract term of the drilling project. Costs of relocating drilling units without contracts to more promising market areas are expensed as incurred. Upon completion of drilling contracts, any demobilization fees received are reflected in income, as are any related expenses. Capital upgrade revenues received are deferred and recognized over the primary contract term of the drilling project. The actual cost incurred for the capital upgrade is depreciated over the estimated useful life of the asset. The Company incurs periodic survey and drydock costs in connection with obtaining regulatory certification to operate its rigs on an ongoing basis. Costs associated with these certifications are deferred and amortized over the period until the next survey.

     Capitalized Interest-Interest costs for the construction and upgrade of qualifying assets are capitalized. The Company incurred total interest expense of $212.0 million, $258.8 million and $89.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company capitalized interest costs on construction work in progress of $34.9 million and $86.6 million for the years ended December 31, 2001 and 2000, respectively. No interest cost was capitalized during the year ended December 31, 2002.

     Derivative Instruments and Hedging Activities-The Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities as of January 1, 2001. Because of the Company's limited use of derivatives to manage its exposure to fluctuations in foreign currency exchange rates and interest rates, the adoption of the new statement had no effect on the Company's results of operations or consolidated financial position. See Note 9.

     Foreign Currency Translation-The Company accounts for translation of foreign currency in accordance with SFAS 52, Foreign Currency Translation. The majority of the Company's revenues and expenditures are denominated in U.S. dollars to limit the Company's exposure to foreign currency fluctuations, resulting in the use of the U.S. dollar as the functional currency for all of the Company's operations. Foreign currency exchange gains and losses are included in other income (expense) as incurred. Net foreign currency gains (losses) were $(0.5) million, $1.1 million, and $(1.4) million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Income Taxes-Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The income tax rates imposed by these taxing authorities vary substantially. Taxable income may differ from pre-tax income for financial accounting purposes. There is no expected relationship between the provision for income taxes and income before income taxes because the countries have different taxation regimes, which vary not only with respect to nominal rate but also in terms of the availability of deductions, credits and other benefits. Variations also arise because income earned and taxed in any particular country or countries may fluctuate from period to period. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the applicable tax rates in effect at year end. A valuation allowance for deferred tax assets is recorded when it is more likely than not that, some or all of the benefit from the deferred tax asset will not be realized. See Note 15.

     Stock-Based Compensation-In accordance with the provisions of SFAS 123, Accounting for Stock-Based Compensation, the Company had elected to follow the Accounting Principles Board Opinion ("APB") 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock-based compensation plans through December 31, 2002 (see "-New Accounting Pronouncements"). Under the intrinsic value method of APB 25, if the exercise price of employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized. If an employee stock option is modified subsequent to the original grant date, and the exercise price is less than the fair value of the underlying stock on the date of the modification, compensation expense equal to the excess of the fair value over the exercise price is recognized over the remaining vesting period. Compensation expense for grants of restricted shares to employees is calculated based on the fair value of the shares on the date of grant and is recognized over the vesting period. Stock appreciation rights are considered variable grants and are recorded at fair value, with the change in the recorded fair value recognized as compensation expense. The Company did not record compensation expense related to its employee Stock Purchase Plan. See Note 17.

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     If compensation expense for grants to employees under the Incentive Plan and the Stock Purchase Plan for the years ended December 31, 2002, 2001 and 2000, were recognized using the fair value method of accounting under SFAS 123 rather than the intrinsic value method under APB 25, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below (in millions, except per share data):


                                                                           YEARS ENDED DECEMBER 31,
                                                                         ----------------------------
                                                                            2002      2001     2000
                                                                         ----------  -------  -------
Net Income (Loss) as Reported. . . . . . . . . . . . . . . . . . . . .   $(3,731.9)  $252.6   $108.5
  Add back: Stock-based compensation expense included in reported
    net income, net of related tax effects . . . . . . . . . . . . . .         2.8      0.1      1.1
  Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects
      Incentive Plan . . . . . . . . . . . . . . . . . . . . . . . . .       (23.5)   (11.2)    (6.4)
      Employee Stock Purchase Plan . . . . . . . . . . . . . . . . . .        (2.2)    (1.7)    (1.7)
                                                                         ----------  -------  -------
  Pro Forma net income (loss). . . . . . . . . . . . . . . . . . . . .   $(3,754.8)  $239.8   $101.5
                                                                         ==========  =======  =======
Basic Earnings (Loss) Per Share
  As Reported. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  (11.69)  $ 0.82   $ 0.52
  Pro Forma. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (11.77)    0.78     0.48

Diluted Earnings (Loss) Per Share
  As Reported. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  (11.69)  $ 0.80   $ 0.51
  Pro Forma. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (11.77)    0.76     0.48

     The above pro forma amounts are not indicative of future pro forma results. The fair value of each option grant under the Incentive Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used:

                                                         YEARS ENDED DECEMBER 31,
                                                 -------------------------------------
                                                    2002         2001         2000
                                                 -----------  -----------  -----------
Dividend yield . . . . . . . . . . . . . . . .         0.00%        0.30%        0.25%
Expected price volatility range. . . . . . . .        49-51%       50-51%       46-47%
Risk-free interest rate range. . . . . . . . .    2.79-4.11%   4.13-5.25%   6.13-6.56%
Expected life of options (in years). . . . . .         3.84         4.00         4.00
Weighted-average fair value of options granted   $    12.25   $    16.26   $    15.21

          The fair value of each option grant under the Stock Purchase Plan was estimated using the following weighted-average assumptions:

                                                                      YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------------------------
                                                        2002                  2001                  2000
                                                --------------------  --------------------  --------------------
Dividend yield . . . . . . . . . . . . . . . .                 0.00%                 0.30%                 0.25%
Expected price volatility. . . . . . . . . . .                   45%                   51%                   50%
Risk-free interest rate. . . . . . . . . . . .                 2.14%                 1.71%                 5.64%
Expected life of options . . . . . . . . . . .   Less than one year     Less than one year    Less than one year
Weighted-average fair value of options granted  $              4.76   $              7.22   $              7.67

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     New  Accounting  Pronouncements-In  July  2001,  the  FASB issued SFAS 142,
Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 12, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS 142 effective January 1, 2002 and selected October 1 as its annual test date for impairment of goodwill. In conjunction with the adoption of this statement, the Company has discontinued the amortization of goodwill. Application of the non-amortization provisions of SFAS 142 for goodwill resulted in an increase in operating income of approximately $155 million ($0.49 per diluted share) in 2002. During 2002, we recognized non-cash impairment charges of $4.2 billion ($13.29 per diluted share) as a result of the adoption and application of this statement. See "-Goodwill".

     In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 retains the accounting and reporting provisions of SFAS 121 for recognition and measurement of long-lived asset impairment and for the measurement of long-lived assets to be disposed of by sale and the accounting and reporting provisions of APB 30. In addition to these fundamental provisions, SFAS 144 provides guidance for determining whether long-lived assets should be tested for impairment and specific criteria for classifying assets to be disposed of as held for sale. The statement is effective for fiscal years beginning after December 15, 2001. The Company adopted the statement as of January 1, 2002. The adoption of this statement had no material effect on the Company's consolidated financial position or results of operations. See Note 7.

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

     In July 2002, the FASB issued SFAS 146, Obligations Associated with Disposal Activities, which is effective for disposal activities initiated after December 15, 2002, with early application encouraged. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under this statement, a liability for a cost associated with an exit or disposal activity would be measured and recognized at its fair value when it is incurred rather than at the date of commitment to an exit plan. Also, severance pay would be recognized over time rather than up front provided the benefit arrangement requires employees to render future service beyond a minimum retention period, which would be based on the legal notification period, or if there is no such requirement, 60 days, thereby allowing a liability to be recorded over the employees' future service period. The Company will adopt SFAS 146 effective with disposal activities initiated after December 15, 2002. Management does not expect adoption of this statement to have a material effect on the Company's consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which is effective for fiscal years ending after December 15, 2002. SFAS 148 amends SFAS 123 to permit two additional transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic method under APB 25. The prospective method of transition under SFAS 123 is an option for entities adopting the recognition provisions of SFAS 123 in a fiscal year beginning before December 15, 2003. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements concerning the method of accounting used for stock-based employee compensation and the effects of that method on reported results of operations. Under SFAS 148, pro forma disclosures are required in a specific tabular format in the "Summary of Significant Accounting Policies". The Company adopted the disclosure requirements of this statement as of December 31, 2002. The adoption had no effect on the Company's consolidated financial position or results of operations. The Company adopted the fair value method of accounting for stock-based compensation using the prospective method of transition

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

under SFAS 123 effective January 1, 2003. Management expects compensation expense in 2003 will increase approximately $6 million as a result of adoption. See "-Stock-Based Compensation".

     In December 2002, the FASB issued Interpretation ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not anticipate adoption of this interpretation will have a significant impact on its consolidated financial position and results of operations.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires companies with a variable interest in a variable interest entity to apply this guidance to that entity as of the beginning of the first interim period beginning after June 15, 2003 for existing interests and immediately for new interests. The application of the guidance could result in the consolidation of a variable interest entity. The Company is evaluating the impact of this interpretation on its consolidated financial position and results of operations.

     Reclassifications-Certain reclassifications have been made to prior period amounts to conform with the current year presentation.

NOTE  3-ACCUMULATED  OTHER  COMPREHENSIVE  INCOME  (LOSS)

     The components of accumulated other comprehensive income (loss) at December 31, 2002 and 2001 are as follows (in millions):

                                       GAIN ON       UNREALIZED           OTHER                          TOTAL
                                      TERMINATED        GAINS         COMPREHENSIVE                      OTHER
                                       INTEREST     ON AVAILABLE-    LOSS RELATED TO     MINIMUM     COMPREHENSIVE
                                         RATE         FOR-SALE       UNCONSOLIDATED      PENSION        INCOME
                                        SWAPS        SECURITIES       JOINT VENTURE     LIABILITY       (LOSS)
                                     ------------  ---------------  -----------------  -----------  ---------------
Balance at December 31, 2000. . . .  $         -   $            -   $              -   $        -   $            -
  Other comprehensive income (loss)          3.9             (0.6)              (5.6)           -             (2.3)
                                     ------------  ---------------  -----------------  -----------  ---------------
Balance at December 31, 2001. . . .          3.9             (0.6)              (5.6)           -             (2.3)
  Other comprehensive income (loss)         (0.3)               -                3.6        (32.5)           (29.2)
                                     ------------  ---------------  -----------------  -----------  ---------------
Balance at December 31, 2002. . . .  $       3.6   $         (0.6)  $           (2.0)  $    (32.5)  $        (31.5)
                                     ============  ===============  =================  ===========  ===============

     Deepwater Drilling L.L.C. ("DD LLC"), an unconsolidated subsidiary in which the Company has a 50% ownership interest, has entered into interest rate swaps with aggregate market values netting to a $6.7 million liability at December 31, 2002. The Company's interest in these swaps is recorded as other comprehensive loss related to unconsolidated joint venture.

NOTE  4-BUSINESS  COMBINATION

     On January 31, 2001, the Company completed a merger transaction with R&B Falcon, now known as "TODCO", in which an indirect wholly owned subsidiary of the Company merged with and into R&B Falcon. As a result of the merger, R&B Falcon common shareholders received 0.5 newly issued ordinary shares of the Company for each R&B Falcon share. The Company issued approximately 106 million ordinary shares in exchange for the issued and outstanding shares of R&B Falcon and assumed warrants and options exercisable for approximately 13 million ordinary shares. The ordinary shares issued in exchange for the issued and outstanding shares of R&B Falcon constituted approximately 33 percent of the Company's outstanding ordinary shares after the merger.

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

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

     In conjunction with the R&B Falcon merger, the Company established a liability of $16.5 million for the estimated severance-related costs associated with the involuntary termination of 569 R&B Falcon employees pursuant to management's plan to consolidate operations and administrative functions post-merger. Included in the 569 planned involuntary terminations were 387 employees engaged in the Company's land drilling business in Venezuela. The Company has suspended active marketing efforts to divest this business and, as a result, the estimated liability was reduced by $4.3 million in the third quarter of 2001 with an offset to goodwill. Through December 31, 2002, all required severance-related costs were paid to 182 employees whose positions were eliminated as a result of this plan.

     Unaudited pro forma combined operating results of the Company and TODCO assuming the R&B Falcon merger was completed as of January 1, 2001 and 2000, respectively, are as follows (in millions, except per share data):

                                              YEARS ENDED
                                              DECEMBER 31,
                                         --------------------
                                            2001      2000
                                          --------  ---------
Operating revenues . . . . . . . . . . .  $2,946.0  $2,292.4
Operating income . . . . . . . . . . . .     553.9     124.2
Income (Loss) from continuing operations     260.2    (292.9)
Earnings (Loss) per share:
  Basic. . . . . . . . . . . . . . . . .  $   0.82  $  (0.93)
  Diluted. . . . . . . . . . . . . . . .  $   0.80  $  (0.93)

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

NOTE  5-CAPITAL  EXPENDITURES

     Capital expenditures totaled $141.0 million during the year ended December 31, 2002 and related to the Company's existing fleet and corporate infrastructure. A substantial majority of our capital expenditures in 2002 related to the International and U.S. Floater Contract Drilling Services segment.

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

NOTE  6-ASSET  DISPOSITIONS

     In June 2002, in the International and U.S. Floater Contract Drilling Services segment, the Company sold a jackup rig, the RBF 209, and recognized a net after-tax loss of $1.5 million. In March 2002, in the International and U.S. Floater Contract Drilling Services segment, the Company sold two semisubmersible rigs, the Transocean 96 and Transocean 97, for net proceeds of $30.7 million and recognized net after-tax gains of $1.3 million.

     During the year ended December 31, 2002, the Company also settled an insurance claim and sold certain other assets acquired in the R&B Falcon merger and certain other assets held for sale for net proceeds of approximately $38.9 million and recorded net after-tax gains of $2.7 million ($0.01 per diluted share) and $0.6 million in the Company's International and U.S. Floater Contract Drilling Services and Gulf of Mexico Shallow and Inland Water segments, respectively.

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     In December 2001, in the International and U.S. Floater Contract Drilling Services segment, the Company sold RBF FPSO L.P., which owned the Seillean, a multi-purpose service vessel. The Company received net proceeds from the sale of $85.6 million and recorded a net after-tax gain of $17.1 million ($0.05 per diluted share) for the year ended December 31, 2001.

     In February 2001, in the International and U.S. Floater Contract Drilling Services segment, Sea Wolf Drilling Limited ("Sea Wolf"), a joint venture in which the Company holds a 25 percent interest, sold two semisubmersible rigs, the Drill Star and Sedco Explorer, to Pride International, Inc. In the first quarter of 2001, the Company recognized accelerated amortization of the deferred gain related to the Sedco Explorer of $18.5 million ($0.06 per diluted share), which was included in gain from sale of assets. The Company's bareboat charter with Sea Wolf on the Sedco Explorer was terminated effective June 2000. The Company continued to operate the Drill Star, which was renamed the Pride North Atlantic, under a bareboat charter agreement until October 2001, at which time the rig was returned to its owner. The amortization of the Drill Star's deferred gain was accelerated and produced incremental gains in 2001 of $36.3 million ($0.12 per diluted share), which was included as a reduction in operating and maintenance expense.

     During the year ended December 31, 2001, the Company sold certain other assets acquired in the R&B Falcon merger and certain other assets held for sale. The Company received net proceeds of approximately $116.1 million, and recorded net after-tax gains of $5.1 million ($0.02 per diluted share) and $3.8 million ($0.01 million per diluted share) in its International and U.S. Floater Contract Drilling Services and Gulf of Mexico Shallow and Inland Water segments, respectively.

     In July 2000, the Company sold a semisubmersible rig, the Transocean Discoverer. Net proceeds from the sale of the rig totaled $42.7 million and recognized a net after-tax gain of $9.4 million, or $0.04 per diluted share.

     In February 2000, the Company sold its coiled tubing drilling services business to Schlumberger Limited ("Schlumberger"). The net proceeds from the sale were $24.9 million and no gain or loss was recognized on the sale. The Company's interests in its Transocean-Nabors Drilling Technology LLC and DeepVision LLC joint ventures were excluded from the sale.

NOTE  7-IMPAIRMENT  LOSS  ON  LONG-LIVED  ASSETS

     In 2002, the Company recorded non-cash impairment charges of $28.5 million ($0.09 per diluted share) and $16.3 million ($0.05 per diluted share) in its International and U.S. Floater Contract Drilling Services and Gulf of Mexico Shallow and Inland Water segments, respectively, relating to the reclassification of assets held for sale to assets held and used. The impairment of these assets resulted from management's assessment that they no longer met the held for sale criteria under SFAS 144. In accordance with SFAS 144, the carrying value of these assets was adjusted to the lower of fair market value or carrying value adjusted for depreciation from the date the assets were classified as held for sale. The fair market values of these assets were based on third party valuations.

     During the fourth quarter of 2002, the Company performed its annual test of goodwill impairment as of October 1, 2002. As a result of that test and a general decline in market conditions, the Company recorded non-cash impairments of $2,494.1 million ($7.82 per diluted share) and $381.9 million ($1.20 per diluted share) in its International and U.S. Floater Contract Drilling Services and Gulf of Mexico Shallow and Inland Water segments, respectively. See Note 2.

     In 2002, the Company recorded non-cash impairment charges in its International and U.S. Contract Drilling Services and Gulf of Mexico Shallow and Inland Water segments of $5.5 million ($0.02 per diluted share) and $1.1 million relating to assets held for sale, which resulted from deterioration in market conditions. The impairments were determined and measured based on an estimate of fair value derived from offers from potential buyers.

     During the fourth quarter 2001, the Company recorded noncash impairment charges in its International and U.S. Floater Contract Drilling Services and Gulf of Mexico Shallow and Inland Water segments of $39.4 million ($0.13 per diluted share) and $1.0 million, respectively. In the International and U.S. Floater Contract Drilling Services segment, the impairment related to assets held for sale and certain non-core assets held and used of $27.6 million and $11.8 million, respectively. In the Gulf of Mexico Shallow and Inland Water segment, the impairment related to certain non-core assets held and used of $1.0 million. The impairments resulted from deterioration in market conditions. The methodology used in determining the fair market value included third-party appraisals and industry experience for non-core assets held and used and offers from potential buyers for assets held for sale.

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE  8-DEBT

     Debt, net of unamortized discounts, premiums and fair value adjustments, is comprised of the following (in millions):

                                                                                  DECEMBER 31,
                                                                               ------------------
                                                                                 2002      2001
                                                                               --------  --------
Commercial Paper. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      -  $  326.4
6.5% Senior Notes, due April 2003 . . . . . . . . . . . . . . . . . . . . . .     239.7     240.5
9.125% Senior Notes, due December 2003. . . . . . . . . . . . . . . . . . . .      89.5      92.0
Amortizing Term Loan Agreement - Final Maturity December  2004. . . . . . . .     300.0     400.0
6.75% Senior Notes, due April 2005 (a). . . . . . . . . . . . . . . . . . . .     371.8     354.6
7.31% Nautilus Class A1 Amortizing Notes - Final Maturity May 2005. . . . . .     104.7     142.9
9.41% Nautilus Class A2 Notes, due May 2005 . . . . . . . . . . . . . . . . .      51.7      52.4
Secured Rig Financing . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -      50.6
6.95% Senior Notes, due April 2008 (a). . . . . . . . . . . . . . . . . . . .     277.2     252.3
9.5% Senior Notes, due December 2008 (a). . . . . . . . . . . . . . . . . . .     371.8     348.1
6.625% Notes, due April 2011 (a). . . . . . . . . . . . . . . . . . . . . . .     803.7     711.7
7.375% Senior Notes, due April 2018 . . . . . . . . . . . . . . . . . . . . .     250.5     250.5
Zero Coupon Convertible Debentures, due May 2020 (put options exercisable
 May 2003, May 2008 and May 2013) (b) . . . . . . . . . . . . . . . . . . . .     527.2     512.2
1.5% Convertible Debentures, due May 2021 (put options exercisable May 2006,
 May 2011 and May 2016) . . . . . . . . . . . . . . . . . . . . . . . . . . .     400.0     400.0
8% Debentures, due April 2027 . . . . . . . . . . . . . . . . . . . . . . . .     198.0     197.9
7.45% Notes, due April 2027 (put options exercisable April 2007). . . . . . .      94.6      94.4
7.5% Notes, due April 2031. . . . . . . . . . . . . . . . . . . . . . . . . .     597.4     597.3
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       0.2         -
                                                                               --------  --------
Total Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4,678.0   5,023.8
Less Debt Due Within One Year (b) . . . . . . . . . . . . . . . . . . . . . .   1,048.1     484.4
                                                                               --------  --------
Total Long-Term Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $3,629.9  $4,539.4
                                                                               ========  ========

(a) At December 31, 2002, the Company was a party to interest rate swap agreements with respect to these debt instruments. See Notes 10 and 26.
(b) The Zero Coupon Convertible Debentures are classified as debt due within one year since the put option can be exercised in May 2003.

     The scheduled maturity of the face value of the Company's debt assumes the bondholders exercise their options to require the Company to repurchase the Zero Coupon Convertible Debentures, 1.5% Convertible Debentures and 7.45% Notes in May 2003, May 2006 and April 2007, respectively, and is as follows (in millions):

            YEARS ENDING
            DECEMBER 31,
            -------------
2003 . . .  $     1,062.0
2004 . . .          194.7
2005 . . .          419.6
2006 . . .          400.0
2007 . . .          100.0
Thereafter        2,300.0
            -------------
Total. . .  $     4,476.3
            =============

     Commercial Paper Program-The Company has two revolving credit agreements, described below, which provide liquidity for commercial paper borrowings. At December 31, 2002, no amounts were outstanding under the Commercial Paper Program.

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Revolving Credit Agreements-The Company is a party to two revolving credit agreements (together the "Revolving Credit Agreements"), a $550.0 million five-year revolving credit agreement (the "Five-Year Revolver") dated December 29, 2000 and a $250.0 million 364-day revolving credit agreement (the "364-Day Revolver") dated December 26, 2002. The Revolving Credit Agreements bear interest, at the Company's option, at a base rate or London Interbank Offered Rate ("LIBOR") plus a margin that can vary from 0.180 percent to 0.700 percent under the Five-Year Revolver and from 0.190 percent to 0.725 percent under the 364-Day Revolver depending on the Company's non-credit enhanced senior unsecured public debt rating. At December 31, 2002, the Five-Year Revolver and the 364-Day Revolver margins were 0.45 percent and 0.475 percent, respectively. Facility fees varying from 0.070 percent to 0.200 percent under the Five-Year Revolver and from 0.060 percent to 0.175 percent under the 364-Day Revolver, depending on the Company's non-credit enhanced senior unsecured public debt rating, are incurred on the daily amount of the underlying commitment, whether used or unused, throughout the term of the facility. At December 31, 2002, the facility fees on the Five-Year Revolver and 364-Day Revolver were 0.125 percent and 0.100 percent, respectively. A utilization fee varying from 0.075 percent to 0.150 percent, depending on the Company's non-credit enhanced senior unsecured public debt rating, is payable if amounts outstanding under the Five-Year Revolver or the 364-Day Revolver are greater than $181.5 million or $82.5 million, respectively. The Revolving Credit Agreements contain covenants similar to those contained in the Term Loan Agreement described below. There were no amounts outstanding under the Revolving Credit Agreements at December 31, 2002.

     Term Loan Agreement-The Company is a party to a $400.0 million amortizing unsecured five-year term loan agreement dated as of December 16, 1999. Amounts outstanding under the Term Loan Agreement bear interest, at the Company's option, at a base rate or LIBOR plus a margin that can vary from 0.350 percent to 1.475 percent depending on the Company's senior unsecured public debt rating. At December 31, 2002, the margin was 0.70 percent per annum. The debt began to amortize in March 2002, at a rate of $25.0 million per quarter in 2002. In 2003 and 2004, the debt amortizes at a rate of $37.5 million per quarter. As of December 31, 2002, $300.0 million was outstanding under this agreement.

     The Term Loan Agreement and the Revolving Credit Agreements require compliance with various covenants and provisions customary for agreements of this nature, including an interest coverage ratio, as defined by the credit agreement, of not less than three to one, a debt to total capital ratio, as defined by the credit agreement, of not greater than 40 percent, and limitations on creating liens, incurring debt, transactions with affiliates, sale/leaseback transactions and mergers and sale of substantially all assets. In calculating the debt to total capital ratio, the credit agreements specifically exclude the impact on total capital of all non-cash goodwill impairment charges recorded in compliance with SFAS 142 (see Note 2).

     6.5%,  6.75%,  6.95%,  7.375%,  9.125%  and 9.5%  Senior Notes and Exchange
Offer-In April 1998, TODCO issued 6.5%, 6.75%, 6.95% and 7.375% Senior Notes with an aggregate principal amount of $1.1 billion. In December 1998, TODCO issued 9.125% Senior Notes and 9.5% Senior Notes with an aggregate principal amount of $400.0 million. Each of these notes was recorded at fair value on January 31, 2001 as part of the R&B Falcon merger. The 6.75%, 6.95%, 7.375%, 9.125% and 9.5% Senior Notes are redeemable at the Company's option at a make-whole premium. The 6.5% Senior Notes are not redeemable at the Company's option.

     In March 2002, the Company completed exchange offers and consent solicitations for TODCO's 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% Senior
Notes (the "Exchange Offer"). As a result of the Exchange Offer, approximately $234.5 million, $342.3 million, $247.8 million, $246.5 million, $76.9 million, and $289.8 million principal amount of TODCO's outstanding 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% Senior Notes, respectively, were exchanged for the Company's newly issued 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% Senior Notes
having the same principal amount, interest rate, redemption terms and payment and maturity dates (and accruing interest from the last date for which interest had been paid on the TODCO notes). Because the holders of a majority in principal amount of each of these series of notes consented to the proposed amendments to the applicable indenture pursuant to which the notes were issued, some covenants, restrictions and events of default were eliminated from the indentures with respect to these series of notes. After the Exchange Offer, approximately $5.0 million, $7.7 million, $2.2 million, $3.5 million, $10.2 million and $10.2 million principal amount of the outstanding 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% Senior Notes, respectively, not exchanged remain the obligation of TODCO. These notes are combined with the notes of the corresponding series issued by the Company in the above table. In connection with the Exchange Offer, TODCO paid $8.3 million in consent payments to holders of TODCO's notes whose notes were exchanged. The consent payments are being amortized as an increase to interest expense over the remaining term of the respective notes. As a result of the amortization of the consent payments, interest expense for 2002 increased by $1.3 million.

     At December 31, 2002, approximately $239.5 million, $350.0 million, $250.0 million, $250.0 million, $87.1 million and $300.0 million principal amount of both the Company's and TODCO's 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5%
Senior Notes, respectively, were outstanding. The fair value of these Senior Notes at December 31, 2002 was approximately

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

$242.3 million, $375.6 million, $283.8 million, $279.2 million, $92.5 million and $383.2 million, respectively, based on the estimated yield to maturity as of that date.

     The Company entered into interest rate swaps relating to the 6.75%, 6.95% and 9.5% Senior Notes. See Note 10.

     1.5% Convertible Debentures-In May 2001, the Company issued $400.0 million aggregate principal amount of 1.5% Convertible Debentures due May 2021. The Company has the right to redeem the debentures after five years for a price equal to 100 percent of the principal. Each holder has the right to require the Company to repurchase the debentures after five, 10 and 15 years at 100 percent of the principal amount. The Company may pay this repurchase price with either cash or ordinary shares or a combination of cash and ordinary shares. The debentures are convertible into ordinary shares of the Company at the option of the holder at any time at a ratio of 13.8627 shares per $1,000 principal amount debenture, subject to adjustments if certain events take place, if the closing sale price per ordinary share exceeds 110 percent of the conversion price for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the conversion date or if other specified conditions are met. At December 31, 2002, $400.0 million principal amount of these notes was outstanding. The fair value of the 1.5% Convertible Debentures at December 31, 2002 was approximately $367.0 million based on the estimated yield to maturity as of that date.

     6.625% Notes and 7.5% Notes-In April 2001, the Company issued $700.0 million aggregate principal amount of 6.625% Notes due April 15, 2011 and $600.0 million aggregate principal amount of 7.5% Notes due April 15, 2031. At December 31, 2002, $700.0 million and $600.0 million principal amount of these notes was outstanding, respectively. The fair value of the 6.625% Notes and 7.5% Notes at December 31, 2002 was approximately $766.4 million and $698.0 million, respectively, based on the estimated yield to maturity as of that date.

     The Company entered into interest rate swaps relating to the 6.625% Notes and 7.5% Notes. See Note 10.

     Zero Coupon Convertible Debentures-In May 2000, the Company issued Zero Coupon Convertible Debentures due May 2020 with a face value at maturity of $865.0 million. The debentures were issued to the public at a price of $579.12 per debenture and accrue original issue discount at a rate of 2.75 percent per annum compounded semiannually to reach a face value at maturity of $1,000 per debenture. The Company will pay no interest on the debentures prior to maturity and has the right to redeem the debentures after three years for a price equal to the issuance price plus accrued original issue discount to the date of redemption. Each holder has the right to require the Company to repurchase the debentures on the third, eighth and thirteenth anniversary of issuance at the issuance price plus accrued original issue discount to the date of repurchase. The Company may pay this repurchase price with either cash or ordinary shares or a combination of cash and ordinary shares. The debentures are convertible into ordinary shares of the Company at the option of the holder at any time at a ratio of 8.1566 shares per debenture subject to adjustments if certain events take place. At December 31, 2002, $865.0 million face value of these notes was outstanding with a discounted value of $537.6 million. The fair value of the Zero Coupon Convertible Debentures at December 31, 2002 was approximately $534.2 million based on the estimated yield to maturity as of that date. Should all of the debentures be put to the Company in May 2003, the debentures will have a discounted value of $543.7 million.

     7.45% Notes and 8% Debentures-In April 1997, the Company issued $100.0 million aggregate principal amount of 7.45% Notes due April 15, 2027 and $200.0 million aggregate principal amount of 8% Debentures due April 15, 2027. Holders of the 7.45% Notes may elect to have all or any portion of the 7.45% Notes repaid on April 15, 2007 at 100 percent of the principal amount. The 7.45% Notes, at any time after April 15, 2007, and the 8% Debentures, at any time, are redeemable at the Company's option at a make-whole premium. At December 31, 2002, $100.0 million and $200.0 million principal amount of these notes was outstanding, respectively. The fair value of the 7.45% Notes and 8% Debentures at December 31, 2002 was approximately $115.0 million and $242.8 million, respectively, based on the estimated yield to maturity as of that date.

     All of the notes, debentures and bank agreements described above are senior and unsecured.

     Nautilus Class A1 and A2 Notes-In August 1999, one of the Company's subsidiaries completed a $250.0 million project financing for the construction of the Deepwater Nautilus that consisted of a $200.0 million, 7.31% Class A1 amortizing note with a final maturity in May 2005 and a $50.0 million, 9.41% Class A2 note maturing in May 2005. Both notes are collateralized by the Deepwater Nautilus, which had a carrying value of $303.6 million at December 31, 2002, and the rig's drilling contract revenues. These notes were recorded at fair value on January 31, 2001 as part of the R&B Falcon merger. At December 31, 2002, approximately $105.8 million and $50.0 million principal amount, respectively, of these notes were outstanding. The fair value of the Nautilus Class A1 and A2 Notes at December 31, 2002 was approximately $111.9 million and $56.4 million, respectively, based on the estimated yield to maturity as of that date.

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Secured Rig Financing-At December 31, 2001, the Company had outstanding $50.6 million of debt secured by the Trident IX and Trident 16. Payments under these financing agreements included an interest component of 7.95 percent for the Trident IX and 7.20 percent for the Trident 16. The financing arrangements provided for a call right on the part of the Company to repay the financing prior to expiration of their scheduled terms and in some circumstances a put right on the part of the banks to require the Company to repay the financing. Under either circumstance, the Company would retain ownership of the rigs.

     In January 2002, the Company exercised its call option under the financing arrangement to repay the financing on the Trident 16 prior to the expiration of the scheduled term. The aggregate principal amount outstanding was $32.2 million. The premium paid as a result of the call option of approximately $2.0 million was recorded as an increase in the net book value of the Trident 16.

     In March 2002, the Company also exercised its call option under the financing arrangement to repay the financing on the Trident IX prior to the expiration of the scheduled term. The aggregate principal amount outstanding was $14.9 million. The premium paid as a result of the call option of approximately $0.5 million was recorded as an increase in the net book value of the Trident IX.

     Redeemed and Repurchased Debt-In November and December of 2001, the Company repurchased and retired approximately $11.3 million face value of the 9.125% Senior Notes due 2003 and $10.5 million face value of the 6.5% Senior Notes due 2003. The Company funded the repurchases from cash on hand. The Company recognized an extraordinary loss, net of tax, of approximately $0.6 million in the fourth quarter of 2001 relating to the early retirement of this debt.

     On November 30, 2001, the Company repaid all amounts outstanding related to the 6.9% Notes using cash on hand. As a result, the Company recognized an extraordinary loss, net of tax, of approximately $1.4 million in the fourth quarter of 2001 relating to the early retirement of this debt.

     On May 18, 2001, Cliffs Drilling Company ("Cliffs Drilling"), an indirect wholly owned subsidiary of the Company, redeemed all of the approximately $200.0 million principal amount outstanding 10.25% Senior Notes due 2003, at 102.5 percent, or $1,025 per $1,000 principal amount, plus interest accrued to the redemption date. The Company recognized an extraordinary gain, net of tax, of approximately $1.6 million ($0.01 per diluted share) in the second quarter of 2001 relating to the early retirement of this debt.

     On April 10, 2001, TODCO acquired, pursuant to a tender offer, all of the approximately $400.0 million principal amount outstanding 11.375% Senior Secured Notes due 2009 of its affiliate, RBF Finance Co., at 122.51 percent of principal amount, or $1,225.10 per $1,000 principal amount, plus accrued and unpaid interest.

     On April 6, 2001, RBF Finance Co., an indirect wholly owned subsidiary of the Company, redeemed all of the approximately $400.0 million principal amount outstanding 11% Senior Secured Notes due 2006 at 125.282 percent, or $1,252.82 per $1,000 principal amount, plus accrued and unpaid interest, and TODCO redeemed all of the approximately $200.0 million principal amount outstanding 12.25% Senior Notes due 2006 at 130.675 percent or $1,306.75 per $1,000 principal amount, plus accrued and unpaid interest. The Company funded the redemption from the issuance of the 6.625% Notes and 7.5% Notes in April 2001.

     On March 30, 2001, pursuant to an offer made in connection with the R&B Falcon merger, Cliffs Drilling, a wholly owned subsidiary of TODCO, acquired approximately $0.1 million of the 10.25% Senior Notes due 2003 at an amount equal to 101 percent of the principal amount.

     The Company recognized an extraordinary loss, net of tax, of approximately $18.9 million ($0.06 per diluted share) in the second quarter of 2001 on the early retirement of these debt instruments.

NOTE  9-FINANCIAL  INSTRUMENTS  AND  RISK  CONCENTRATION

     Foreign Exchange Risk-The Company's international operations expose the Company to foreign exchange risk. This risk is primarily associated with compensation costs denominated in currencies other than the U.S. dollar and with purchases from foreign suppliers. The Company uses a variety of techniques to minimize exposure to foreign exchange risk, including customer contract payment terms and foreign exchange derivative instruments.

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The Company's primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies have minimal impact on overall results. In situations where the primary strategy is not entirely attainable, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases may be used. A foreign exchange forward contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange.

     Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred as other comprehensive income and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments, which do not qualify as hedges for accounting purposes, are recognized currently based on the change in market value of the derivative instruments. At December 31, 2002 and 2001, the Company did not have any foreign exchange derivative instruments not qualifying as accounting hedges.

     Interest Rate Risk-The Company's use of debt directly exposes the Company to interest rate risk. Floating rate debt, where the interest rate can be changed every year or less over the life of the instrument, exposes the Company to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument and the instrument's maturity is greater than one year, exposes the Company to changes in market interest rates should the Company refinance maturing debt with new debt.

     In addition, the Company is exposed to interest rate risk in its cash investments, as the interest rates on these investments change with market interest rates.

     The Company, from time to time, may use interest rate swap agreements to manage the effect of interest rate changes on future income. These derivatives are used as hedges and are not used for speculative or trading purposes.
Interest rate swaps are designated as a hedge of underlying future interest payments. These agreements involve the exchange of amounts based on variable interest rates and amounts based on a fixed interest rate over the life of the agreement without an exchange of the notional amount upon which the payments are based. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. Gains and losses on terminations of interest rate swap agreements are deferred and recognized as an adjustment to interest expense over the remaining life of the underlying debt. In the event of the early retirement of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income.

     The major risks in using interest rate derivatives include changes in interest rates affecting the value of such instruments, potential increases in the interest expense of the Company due to market increases in floating interest rates in the case of derivatives that exchange fixed interest rates for floating interest rates and the credit worthiness of the counterparties in such transactions.

     The Company has entered into interest rate swap transactions hedging debt. See Note 10. The Company has not hedged any of its other assets or liabilities against interest rate movements.

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

     Should a counterparty default at a time in which the market value of the swap with that counterparty is classified as an asset in the Company's consolidated balance sheet, the Company may be unable to collect on that asset. To mitigate such risk of failure, the Company enters into swap transactions with a diverse group of high-quality institutions.

     Credit Risk-Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, trade receivables, swap receivables and notes receivable from Delta Towing LLC (see
Note 21). It is the Company's practice to place its cash and cash equivalents in time deposits at commercial banks with high credit ratings or mutual funds, which invest exclusively in high quality money market instruments. In foreign locations, local

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

financial institutions are generally utilized for local currency needs. The Company limits the amount of exposure to any one institution and does not believe it is exposed to any significant credit risk.

     The Company derives the majority of its revenue from services to international oil companies and government-owned and government-controlled oil companies. Receivables are concentrated in various countries. See Note 20. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility. The Company is not aware of any significant credit risks relating to its customer base and does not generally require collateral or other security to support customer receivables.

     Labor Agreements-On a worldwide basis, the Company had approximately 10 percent of its employees working under collective bargaining agreements at December 31, 2002, most of whom were working in Norway, U.K., Nigeria and Trinidad. Of these represented employees, a majority are working under agreements that are subject to salary negotiation in 2003.

NOTE  10-INTEREST  RATE  SWAPS

     In June 2001, the Company entered into interest rate swap agreements in the aggregate notional amount of $700.0 million with a group of banks relating to the Company's $700.0 million aggregate principal amount of 6.625% Notes due April 2011. In February 2002, the Company entered into interest rate swap agreements with a group of banks in the aggregate notional amount of $900.0 million relating to the Company's $350.0 million aggregate principal amount of 6.75% Senior Notes due April 2005, $250.0 million aggregate principal amount of 6.95% Senior Notes due April 2008 and $300.0 million aggregate principal amount of 9.5% Senior Notes due December 2008 (see Note 26). The objective of each transaction is to protect the debt against changes in fair value due to changes in the benchmark interest rate. Under each interest rate swap, the Company receives the fixed rate equal to the coupon of the hedged item and pays the floating rate (LIBOR) plus a margin of 50 basis points, 246 basis points, 171 basis points and 413 basis points, respectively, which are designated as the respective benchmark interest rates, on each of the interest payment dates until maturity of the respective notes. The hedges are considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rates over their term. As a result, the shortcut method applies and there is no need to periodically reassess the effectiveness of the hedges during the term of the swaps.

     On March 13, 2001, the Company entered into interest rate swap agreements relating to the anticipated private placement of $700.0 million aggregate principal amount of 6.625% Notes due April 15, 2011 and $600.0 million aggregate principal amount of 7.5% Notes due April 15, 2031 in the notional amounts of $200.0 million and $400.0 million, respectively. The objective of each transaction was to hedge a portion of the forecasted payments of interest resulting from the anticipated issuance of fixed rate debt. Under each forward interest rate swap, the Company paid a LIBOR swap rate and received the floating rate of three-month LIBOR. Hedge effectiveness was assessed by the dollar-offset method by comparing the changes in expected cash flows from the hedges with the change in the LIBOR swap rates and the forward interest rate swaps were determined to be highly effective. The hedge transactions were closed out on March 30, 2001. The gain on these hedge transactions of $4.1 million is a component of accumulated other comprehensive income in the consolidated balance sheet. This gain is being recognized as a reduction of interest expense over the life of the 7.5% Notes beginning in April 2001. For the years ended December 31, 2002 and 2001, the amount of net after-tax gain recognized was $0.3 million and $0.2 million, respectively. At December 31, 2002 and 2001, the net after-tax gain on these terminated interest rate swaps included in accumulated other comprehensive income was $3.6 million and $3.9 million, respectively.

     At December 31, 2002, the Company had outstanding interest rate swaps in the aggregate notional amount of $1.6 billion. The market value of the Company's outstanding interest rate swaps was included in other assets with corresponding increases to long-term debt and was as follows (in millions):

                                      DECEMBER 31,
                                      -------------
                                       2002   2001
                                      ------  -----
6.75% Senior Notes, due April 2005 .  $ 18.7  $   -
6.95% Senior Notes, due April 2008 .    25.3      -
9.5% Senior Notes, due December 2008    30.6      -
6.625% Notes, due April 2011 . . . .   106.7   15.1
                                      ------  -----
                                      $181.3  $15.1
                                      ======  =====

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     DD LLC, an unconsolidated subsidiary in which the Company has a 50 percent ownership interest, has entered into interest rate swaps with aggregate market values netting to a liability of $6.7 million at December 31, 2002. The
Company's interest in these swaps has been included in accumulated other comprehensive income, net of tax, with corresponding reductions to deferred income taxes and investments in and advances to joint ventures.

NOTE  11-FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and cash equivalents and trade receivables-The carrying amounts approximate fair value because of the short maturity of those instruments.

     Swap receivables-The carrying value of swap receivables is adjusted to estimated market value based on current and forward LIBOR rates.

     Notes receivable from related party-The fair value of notes receivable from related party with a carrying amount of $82.8 million and $78.9 million at December 31, 2002 and 2001, respectively, could not be determined because there is no available market price for such notes. See Note 21.

     Debt-The fair value of the Company's fixed rate debt is calculated based on the estimated yield to maturity. The carrying value of variable rate debt approximates fair value.

                             DECEMBER 31, 2002       DECEMBER 31, 2001
                           ----------------------  ---------------------
                           CARRYING                CARRYING
                            AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                           ---------  -----------  ---------  -----------
Cash and cash equivalents  $ 1,214.2  $   1,214.2  $   853.4  $     853.4
Trade receivables . . . .      437.6        437.6      602.9        602.9
Swap receivables  . . . .      181.3        181.3       15.1         15.1
Debt. . . . . . . . . . .    4,678.0      4,848.5    5,023.8      5,001.8

NOTE  12-OTHER  CURRENT  LIABILITIES

     Other current liabilities are comprised of the following (in millions):

                                        DECEMBER 31,
                                       --------------
                                        2002    2001
                                       ------  ------
Accrued Payroll and Employee Benefits  $143.6  $134.2
Accrued Interest. . . . . . . . . . .    32.2    38.8
Deferred Income . . . . . . . . . . .    31.1    18.2
Reserves for Contingent Liabilities .    22.9    47.5
Accrued Taxes, Other than Income. . .    19.3    26.6
Other . . . . . . . . . . . . . . . .    13.1    18.1
                                       ------  ------
  Total Other Current Liabilities . .  $262.2  $283.4
                                       ======  ======

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE  13-OTHER  LONG-TERM  LIABILITIES

     Other long-term liabilities are comprised of the following (in millions):

                                                      DECEMBER 31,
                                                     --------------
                                                      2002    2001
                                                     ------  ------
Reserves for Contingent Liabilities . . . . . . . .  $137.6  $ 69.9
Accrued Pension and Early Retirement. . . . . . . .    56.0    22.8
Accrued Retiree Life Insurance and Medical Benefits    30.1    27.5
Minority Interest . . . . . . . . . . . . . . . . .     6.8     4.8
Long-Term Portion of Accrued Workers' Insurance . .     6.5     6.5
Deferred Income . . . . . . . . . . . . . . . . . .     6.4    11.6
Other . . . . . . . . . . . . . . . . . . . . . . .    39.3    35.4
                                                     ------  ------
  Total Other Long-Term Liabilities . . . . . . . .  $282.7  $178.5
                                                     ======  ======

NOTE  14-SUPPLEMENTARY  CASH  FLOW  INFORMATION

     Non-cash investing activities for the years ended December 31, 2002, 2001 and 2000 included $7.9 million, $11.8 million and $45.0 million, respectively, related to accruals of capital expenditures. The accruals have been reflected in the consolidated balance sheet as an increase in property and equipment, net and accounts payable.

     In 2002, the Company reclassified the remaining assets that had not been disposed of from assets held for sale to property and equipment based on management's assessment that these assets no longer met the held for sale criteria under SFAS 144. As a result, $55.0 million was reflected as an increase in property and equipment with a corresponding decrease in other assets.

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

     Cash payments for interest were $210.5 million, $190.6 million and $81.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Cash payments for income taxes, net, were $91.1 million, $122.5 million and $63.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE  15-INCOME  TAXES

     Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. There is no expected relationship between the provision for or benefit from income taxes and income or loss before income taxes because the countries have taxation regimes that vary not only with respect to nominal rate, but also in terms of the availability of deductions, credits and other benefits. Variations also arise because income earned and taxed in any particular country or countries may fluctuate from year to year. Transocean Inc., a Cayman Islands company, is not subject to income tax in the Cayman Islands. The effective tax rate on continuing operations for the years ended December 31, 2002, 2001 and 2000 was
4.9  percent,  23.8  percent  and  25.4  percent,  respectively.

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     During 2002, the Company recorded a $175.7 million ($0.55 per diluted share) tax benefit attributable to the restructuring of certain non-U.S. operations. As a result of the restructuring, previously unrecognized losses were offset against deferred gains, resulting in a reduction of non-current deferred taxes payable.

     The components of the provision for income taxes are as follows (in millions):

                                                                   YEARS ENDED DECEMBER 31,
                                                                 ---------------------------
                                                                    2002     2001     2000
                                                                  --------  -------  -------
Current provision. . . . . . . . . . . . . . . . . . . . . . . .  $ 101.4   $174.2   $ 66.5
Deferred benefit . . . . . . . . . . . . . . . . . . . . . . . .   (224.4)   (98.2)   (30.1)
                                                                  --------  -------  -------
Income tax expense (benefit) after extraordinary items and after
  cumulative effect of a change in accounting principle. . . . .   (123.0)    76.0     36.4
Tax effect of extraordinary items. . . . . . . . . . . . . . . .        -      9.7      0.3
                                                                  --------  -------  -------
Income Tax Expense (Benefit) before Extraordinary Items and
  Cumulative Effect of a Change in Accounting Principle. . . . .  $(123.0)  $ 85.7   $ 36.7
                                                                  ========  =======  =======

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Significant components of deferred tax assets and liabilities are as follows (in millions):

                                                          DECEMBER 31,
                                                        ------------------
                                                          2002      2001
                                                        --------  --------
DEFERRED TAX ASSETS-CURRENT
Accrued personnel taxes. . . . . . . . . . . . . . . .  $   1.7   $   1.4
Accrued workers' compensation insurance. . . . . . . .      4.6       4.4
Other accruals . . . . . . . . . . . . . . . . . . . .      9.1      17.9
Insurance accruals . . . . . . . . . . . . . . . . . .      5.7         -
Other. . . . . . . . . . . . . . . . . . . . . . . . .      5.4       3.7
                                                        --------  --------
 Total Current Deferred Tax Assets . . . . . . . . . .     26.5      27.4
                                                        --------  --------

DEFERRED TAX LIABILITIES-CURRENT
Deferred drydock . . . . . . . . . . . . . . . . . . .     (4.6)     (2.7)
Insurance accruals . . . . . . . . . . . . . . . . . .        -      (3.5)
Other accruals . . . . . . . . . . . . . . . . . . . .        -      (0.2)
                                                        --------  --------
 Total Current Deferred Tax Liabilities. . . . . . . .     (4.6)     (6.4)
                                                        --------  --------
 Net Current Deferred Tax Assets . . . . . . . . . . .  $  21.9   $  21.0
                                                        ========  ========

DEFERRED TAX ASSETS-NONCURRENT-NON-U.S.
Net operating loss carryforwards-non-U.S . . . . . . .  $  26.2   $  28.0
                                                        --------  --------
  Net Noncurrent Deferred Tax Assets-non-U.S.. . . . .  $  26.2   $  28.0
                                                        ========  ========

DEFERRED TAX ASSETS-NONCURRENT
Net operating loss carryforwards . . . . . . . . . . .  $ 380.3   $ 354.3
Foreign tax credit carryforwards . . . . . . . . . . .    216.9     185.6
Retirement and benefit plan accruals . . . . . . . . .      7.9       0.8
Other accruals . . . . . . . . . . . . . . . . . . . .     11.5       7.9
Deferred income and other. . . . . . . . . . . . . . .     29.5      41.3
Valuation allowance for noncurrent deferred tax assets   (112.3)    (90.7)
                                                        --------  --------
 Total Noncurrent Deferred Tax Assets. . . . . . . . .    533.8     499.2
                                                        --------  --------

DEFERRED TAX LIABILITIES-NONCURRENT
Depreciation and amortization. . . . . . . . . . . . .   (558.9)   (640.0)
Deferred gains . . . . . . . . . . . . . . . . . . . .        -    (123.2)
Investment in subsidiaries . . . . . . . . . . . . . .    (67.7)    (72.1)
Other. . . . . . . . . . . . . . . . . . . . . . . . .    (14.4)     (9.0)
                                                        --------  --------
 Total Noncurrent Deferred Tax Liabilities . . . . . .   (641.0)   (844.3)
                                                        --------  --------
 Net Noncurrent Deferred Tax Liabilities . . . . . . .  $(107.2)  $(345.1)
                                                        ========  ========

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

     The Company provided a valuation allowance to offset deferred tax assets on net operating losses incurred during the year in certain jurisdictions where, in the opinion of management, it is more likely than not that the financial statement benefit of these losses would not be realized. The Company has also provided a valuation allowance for foreign tax credit carryforwards reflecting the possible expiration of their benefits prior to their utilization. The valuation allowance for non-current deferred tax assets increased $21.6 million during the year ended December 31, 2002.

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The Company's net U.S. operating loss carryforwards expire between 2003 and 2022. The tax effect of the U.S. net operating loss carryforwards was $380.3 million at December 31, 2002. The Company's U.K. net operating loss carryforwards do not expire. The tax effect of the U.K. net operating loss carryforwards was $26.2 million at December 31, 2002. The Company's fully benefited U.S. foreign tax credit carryforwards will expire between 2004 and 2007.

     Transocean Inc., a Cayman Islands company, is not subject to income taxes in the Cayman Islands. For the three years ended December 31, 2002, there was no Cayman Islands income or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by a Cayman Islands company or its shareholders. The Company has obtained an assurance from the Cayman Islands government under the Tax Concessions Law (1995 Revision) that, in the event that any legislation is enacted in the Cayman Islands imposing tax computed on profits or income, or computed on any capital assets, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, such tax shall not, until June 1, 2019, be applicable to the Company or to any of its operations or to the shares, debentures or other obligations of the Company. Therefore, under present law there will be no Cayman Islands tax consequences affecting distributions.

     The Company's income tax returns are subject to review and examination in the various jurisdictions in which the Company operates. The U.S. Internal Revenue Service is currently auditing the years 1999 and 2000. In addition, other tax authorities have questioned the amounts of income and expense subject to tax in their jurisdiction for prior periods. The Company is currently contesting additional assessments which have been asserted and may contest any future assessments. In the opinion of management, the ultimate resolution of these asserted income tax liabilities will not have a material adverse effect on the Company's business, consolidated financial position or results of operations.

     In connection with the distribution of Sedco Forex Holdings Limited ("Sedco Forex") to the Schlumberger shareholders in December 1999, Sedco Forex and Schlumberger entered into a Tax Separation Agreement. In accordance with the terms of the Tax Separation Agreement, Schlumberger agreed to indemnify Sedco Forex for any tax liabilities incurred directly in connection with the preparation of Sedco Forex for this distribution. In addition, Schlumberger agreed to indemnify Sedco Forex for tax liabilities associated with Sedco Forex operations conducted through Schlumberger entities prior to the merger and any tax liabilities associated with Sedco Forex assets retained by Schlumberger.

     The Company was included in the consolidated federal income tax returns filed by a former parent, Sonat Inc. ("Sonat") during all periods in which Sonat's ownership was greater than or equal to 80 percent ("Affiliation Years"). The Company and Sonat entered into a Tax Sharing Agreement providing for the manner of determining payments with respect to federal income tax liabilities and benefits arising in the Affiliation Years. Under the Tax Sharing Agreement, the Company will pay to Sonat an amount equal to the Company's share of the Sonat consolidated federal income tax liability, generally determined on a separate return basis. In addition, Sonat will pay the Company for Sonat's utilization of deductions, losses and credits that are attributable to the Company and in excess of that which would be utilized on a separate return basis.

NOTE  16-COMMITMENTS  AND  CONTINGENCIES

     Operating Leases-The Company has operating lease commitments expiring at various dates, principally for real estate, office space, office equipment and rig bareboat charters. In addition to rental payments, some leases provide that the Company pay a pro rata share of operating costs applicable to the leased property. As of December 31, 2002, future minimum rental payments related to noncancellable operating leases are as follows (in millions):

            YEARS ENDED
            DECEMBER 31,
            ------------
2003 . . .  $       32.2
2004 . . .          25.8
2005 . . .          19.7
2006 . . .           6.9
2007 . . .           6.6
Thereafter          22.5
            ------------
 Total . .  $      113.7
            ============

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The Company is a party to an operating lease on the M. G. Hulme, Jr. The drilling rig is leased from Deep Sea Investors, L.L.C., a special purpose entity formed by several leasing companies to acquire the rig from one of the Company's subsidiaries in November 1995 in a sale/leaseback transaction. Under this lease, the Company may purchase the rig for approximately $35 million at the end of the lease term of November 29, 2005. At December 31, 2002, the future minimum lease payments, excluding the purchase option, was $37.9 million and was included in the table above.

     Rental expense for all operating leases, including leases with terms of less than one year, was $52 million, $96 million and $50 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Legal Proceedings-In 1990 and 1991, two of the Company's subsidiaries were served with various assessments collectively valued at approximately $7 million from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services. The Company believes that neither subsidiary is liable for the taxes and has contested the assessments in the Brazilian administrative and court systems. The Brazil Supreme Court rejected the Company's appeal of an adverse lower court's ruling with respect to a June 1991 assessment, which was valued at approximately $6 million. The Company plans to challenge the assessment in a separate proceeding, which is currently at the trial court level. The Company also is awaiting a ruling at various levels in connection with a disputed August 1990 assessment that is still pending before the Brazil Superior Court of Justice. The Company also received an adverse ruling from the Taxpayer's Council in connection with an October 1990 assessment and is appealing the ruling. If the Company's defenses are ultimately unsuccessful, the Company believes that the Brazilian government-controlled oil company, Petrobras, has a contractual obligation to reimburse the Company for municipal tax payments required to be paid by them. The Company does not expect the liability, if any, resulting from these assessments to have a material adverse effect on its business or consolidated financial position.

     The Indian Customs Department, Mumbai, filed a "show cause notice" against a subsidiary of the Company and various third parties in July 1999. The show cause notice alleged that the initial entry into India in 1988 and other subsequent movements of the Trident II jackup rig operated by the subsidiary constituted imports and exports for which proper customs procedures were not followed and sought payment of customs duties of approximately $31 million based on an alleged 1998 rig value of $49 million, with interest and penalties, and confiscation of the rig. In January 2000, the Customs Department issued its order, which found that the Company had imported the rig improperly and intentionally concealed the import from the authorities, and directed the Company to pay a redemption fee of approximately $3 million for the rig in lieu of confiscation and to pay penalties of approximately $1 million in addition to the amount of customs duties owed. In February 2000, the Company filed an appeal with the Customs, Excise and Gold (Control) Appellate Tribunal ("CEGAT") together with an application to have the confiscation of the rig stayed pending the outcome of the appeal. In March 2000, the CEGAT ruled on the stay application, directing that the confiscation be stayed pending the appeal. The CEGAT issued its opinion on the Company's appeal on February 2, 2001, and while it found that the rig was imported in 1988 without proper documentation or payment of duties, the redemption fee and penalties were reduced to less than $0.1 million in view of the ambiguity surrounding the import practice at the time and the lack of intentional concealment by the Company. The CEGAT further sustained the Company's position regarding the value of the rig at the time of import as $13 million and ruled that subsequent movements of the rig were not liable to import documentation or duties in view of the prevailing practice of the Customs Department, thus limiting the Company's exposure as to custom duties to approximately $6 million. Following the CEGAT order, the Company tendered payment of redemption, penalty and duty in the amount specified by the order by offset against a $0.6 million deposit and $10.7 million guarantee previously made by the Company. The Customs Department attempted to draw the entire guarantee, alleging the actual duty payable is approximately $22 million based on an interpretation of the CEGAT order that the Company believes is incorrect. This action was stopped by an interim ruling of the High Court, Mumbai on writ petition filed by the Company. Both the Customs Department and the Company filed appeals with the Supreme Court of India against the order of the CEGAT, and both appeals have been admitted. The Company applied for an expedited hearing, which was denied. The Company and its customer agreed to pursue and obtained the issuance of documentation from the Ministry of Petroleum that, if accepted by the Customs Department, would reduce the duty to nil. The agreement with the customer further provided that if this reduction was not obtained by the end of 2001, the customer would pay the duty up to a limit of $7.7 million. The Customs Department did not accept the documentation or agree to refund the duties already paid. The Company has requested the refund from the customer, who has refused. The Company is pursuing its remedies against the Customs Department and the customer. The Company does not expect, in any event, that the ultimate liability, if any, resulting from the matter will have a material adverse effect on its business or consolidated financial position.

     In January 2000, a pipeline in the U.S. Gulf of Mexico was damaged by an anchor from one of the Company's drilling rigs while the rig was under tow. The incident resulted in damage to offshore facilities, including a crude oil pipeline, the release of hydrocarbons from the damaged section of the pipeline and the shutdown of the pipeline and allegedly affected production platforms. All appropriate governmental authorities were notified, and the Company cooperated fully with the

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

operator and relevant authorities in support of the remediation efforts. Certain owners and operators of the pipeline (Poseidon Oil Pipeline Company LLC, Equilon Enterprises LLC, Poseidon Pipeline Company, LLC and Marathon Oil Company) filed suit in March 2000 in federal court, Eastern District of Louisiana, alleging various damages in excess of $30 million. A second suit was filed by Walter Oil & Gas Corporation and certain other plaintiffs in Harris County, Texas alleging various damages in excess of $1.8 million, and the Company obtained a summary judgment against Walter Oil & Gas Corporation and Amerada Hess. The Company filed a limitation of liability proceeding in federal court, Eastern District of Louisiana, claiming benefit of various statutes providing limitation of liability for vessel owners, the result of which was to stay the first two suits and to cause potential claimants (including the plaintiffs in the existing suits) to file claims in this proceeding. El Paso Energy Corporation, the owner/operator of the platform from which a riser was allegedly damaged, and Texaco Exploration and Production Inc. have filed claims in the limitation of liability proceeding as well. All claims arising out of the loss have been settled and the terms of the settlement have been reflected in the Company's results of operations for the year ended December 31, 2002. The settlement did not have a material adverse effect on the Company's business or consolidated financial position.

     In November 1988, a lawsuit was filed in the U.S. District Court for the Southern District of West Virginia against Reading & Bates Coal Co., a wholly owned subsidiary of R&B Falcon, by SCW Associates, Inc. claiming breach of an alleged agreement to purchase the stock of Belva Coal Company, a wholly owned subsidiary of Reading & Bates Coal Co. with coal properties in West Virginia. When those coal properties were sold in July 1989 as part of the disposition of R&B Falcon's coal operations, the purchasing joint venture indemnified Reading & Bates Coal Co. and R&B Falcon against any liability Reading & Bates Coal Co.
might incur as a result of this litigation. A judgment for the plaintiff of $32,000 entered in February 1991 was satisfied and Reading & Bates Coal Co. was indemnified by the purchasing joint venture. On October 31, 1990, SCW Associates, Inc., the plaintiff in the above-referenced action, filed a separate ancillary action in the Circuit Court, Kanawha County, West Virginia against R&B Falcon, Caymen Coal, Inc. (the former owner of R&B Falcon's West Virginia coal properties), as well as the joint venture, Mr. William B. Sturgill (the former President of Reading & Bates Coal Co.) personally, three other companies in which the Company believes Mr. Sturgill holds an equity interest, two employees of the joint venture, First National Bank of Chicago and First Capital Corporation. The lawsuit sought to recover compensatory damages of $50 million and punitive damages of $50 million for alleged tortious interference with the contractual rights of the plaintiff and to impose a constructive trust on the proceeds of the use and/or sale of the assets of Caymen Coal, Inc. as they existed on October 15, 1988. The lawsuit was settled in August 2002, and the terms of the settlement have been reflected in the Company's results of operations for the year ended December 31, 2002. The settlement did not have a material adverse effect on the Company's business or consolidated financial position.

     In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against the Company, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. The Company has appealed such judgment, and the Louisiana Court of Appeals has reduced the amount for which the Company may be responsible to less than $10 million. The plaintiffs have requested that the Supreme Court of Louisiana consider the matter and reinstate the original verdict. The Company believes that all but potentially the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies; however, the insurers and underwriters have denied coverage. The Company has instituted litigation against those insurers and underwriters to enforce its rights under the relevant policies. The Company does not expect that the ultimate outcome of this case will have a material adverse effect on its business or consolidated financial position.

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

     Self Insurance-The Company is self-insured for the deductible portion of its insurance coverage. In the opinion of management, adequate accruals have been made based on known and estimated exposures up to the deductible portion of

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

the Company's insurance coverages. Management believes that claims and liabilities in excess of the amounts accrued are adequately insured.

     Letters of Credit and Surety Bonds-The Company had letters of credit outstanding at December 31, 2002 totaling $54.0 million. These letters of credit guarantee various contract bidding and insurance activities under various lines provided by several banks. In January 2002, the Company terminated a $70.0 million letter of credit facility secured by mortgages on five drilling units, the J.W. McLean, J.T. Angel, Randolph Yost, D.R. Stewart and George H. Galloway.

     As is customary in the contract drilling business, the Company also has various surety bonds totaling $215.8 million in place that secure customs obligations relating to the importation of its rigs and certain performance and other obligations.

NOTE  17-STOCK-BASED  COMPENSATION  PLANS

     Long-Term Incentive Plan-The Company has an incentive plan for key employees and outside directors (the "Incentive Plan"). Under the Incentive Plan, awards can be granted in the form of stock options, restricted stock, stock appreciation rights ("SARs") and cash performance awards. As of December 31, 2002, the Company was authorized to grant up to (i) 18.9 million ordinary shares to employees; (ii) 600,000 ordinary shares to outside directors; and
(iii)  300,000  freestanding  SARs to employees or directors under the Incentive
Plan. Options issued under the Incentive Plan have a 10-year term and become exercisable in three equal annual installments after the date of grant. On December 31, 1999, all unvested stock options and SARs and all unvested restricted shares granted after April 1996 became fully vested as a result of the Sedco Forex merger. At December 31, 2002, there were approximately 8.4 million total shares available for future grants under the Incentive Plan.

     Prior to the Sedco Forex merger, key employees of Sedco Forex were granted stock options at various dates under the Schlumberger stock option plans. For all of the stock options granted under such plans, the exercise price of each option equaled the market price of Schlumberger stock on the date of grant, each option's maximum term was 10 years and the options generally vested in 20 percent increments over five years. Fully vested options held by Sedco Forex employees at the date of the spin-off will lapse in accordance with their provisions. Non-vested options were terminated and fully vested stock options to purchase ordinary shares of the Company were granted under a new plan (the "SF Plan").

     Prior to the R&B Falcon merger (see Note 4), certain employees and outside directors of TODCO and its subsidiaries were granted stock options under various plans. As a result of the R&B Falcon merger, the Company assumed all outstanding TODCO stock options and converted them into options to purchase ordinary shares of the Company.

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The  following  table  summarizes  option  activities:

                                          NUMBER OF SHARES   WEIGHTED-AVERAGE
                                            UNDER OPTION      EXERCISE PRICE
                                          -----------------  -----------------
Outstanding at December 31, 1999 . . . .         3,259,418   $           26.46
                                          -----------------  -----------------

Granted. . . . . . . . . . . . . . . . .         1,636,918               37.30
Exercised. . . . . . . . . . . . . . . .          (499,428)              23.99
Forfeited. . . . . . . . . . . . . . . .           (22,500)              37.00
                                          -----------------  -----------------
Outstanding at December 31, 2000 . . . .         4,374,408               30.74

Granted. . . . . . . . . . . . . . . . .         2,370,840               38.53
Options assumed in the R&B Falcon merger         8,094,010               22.25
Exercised. . . . . . . . . . . . . . . .        (1,286,554)              20.91
Forfeited. . . . . . . . . . . . . . . .           (92,025)              42.15
                                          -----------------  -----------------
Outstanding at December 31, 2001 . . . .        13,460,679               27.99

Granted. . . . . . . . . . . . . . . . .         2,160,963               28.63
Exercised. . . . . . . . . . . . . . . .          (102,480)              18.12
Forfeited. . . . . . . . . . . . . . . .          (141,576)              37.99
                                          -----------------  -----------------
Outstanding at December 31, 2002 . . . .        15,377,586               28.03
                                          =================  =================

Exercisable at December 31, 2000 . . . .         2,754,073   $           26.91
Exercisable at December 31, 2001 . . . .         9,977,963   $           24.29
Exercisable at December 31, 2002 . . . .        11,332,039   $           26.14

     The following table summarizes information about stock options outstanding at December 31, 2002:

                                        OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                 WEIGHTED-AVERAGE   -----------------------------  ------------------------------
    RANGE OF         REMAINING      NUMBER       WEIGHTED-AVERAGE     NUMBER     WEIGHTED-AVERAGE
EXERCISE PRICES   CONTRACTUAL LIFE  OUTSTANDING   EXERCISE PRICE   OUTSTANDING    EXERCISE PRICE
----------------  ----------------  -----------  ----------------  ------------  ----------------
$  7.58 - $19.50        5.59 years    4,084,172  $      14.95         3,999,172  $          14.87
$ 20.12 - $33.69        6.85 years    6,047,605  $      26.21         4,046,705  $          24.93
$ 34.63 - $81.78        7.45 years    5,245,809  $      40.30         3,286,162  $          41.36

     At December 31, 2002, there were 35,341 restricted ordinary shares and 145,364 SARs outstanding under the Incentive Plan.

     Employee Stock Purchase Plan-The Company provides a stock purchase plan (the "Stock Purchase Plan") for certain full-time employees. Under the terms of the Stock Purchase Plan, employees can choose each year to have between two and 20 percent of their annual base earnings withheld to purchase up to $25,000 of the Company's ordinary shares. The purchase price of the stock is 85 percent of the lower of its beginning-of-year or end-of-year market price. At December 31, 2002, 771,909 ordinary shares were available for issuance pursuant to the Stock Purchase Plan.

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE  18-RETIREMENT  PLANS  AND  OTHER  POSTEMPLOYMENT  BENEFITS

     Defined Benefit Pension Plans-The change in benefit obligation, change in plan assets and funded status for the years ended December 31, 2002 and 2001 is shown in the table below (in millions):

                                                   DECEMBER 31,
                                                 -----------------
                                                   2002     2001
                                                 --------  -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year . . . .  $ 242.7   $133.6
Merger with R&B Falcon. . . . . . . . . . . . .        -     85.7
Service cost. . . . . . . . . . . . . . . . . .     16.8     12.0
Interest cost . . . . . . . . . . . . . . . . .     19.0     15.9
Actuarial losses. . . . . . . . . . . . . . . .     27.0      4.8
Special termination benefits. . . . . . . . . .      1.1        -
Plan amendments . . . . . . . . . . . . . . . .      3.1      0.8
Benefits paid . . . . . . . . . . . . . . . . .    (14.1)   (10.1)
                                                 --------  -------
  Benefit obligation at end of year . . . . . .    295.6    242.7
                                                 ========  =======

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year.    210.4    117.7
Merger with R&B Falcon. . . . . . . . . . . . .        -     99.3
Actual return on plan assets. . . . . . . . . .    (14.4)    (1.3)
Company contributions . . . . . . . . . . . . .      6.6      4.8
Benefits paid . . . . . . . . . . . . . . . . .    (14.1)   (10.1)
                                                 --------  -------
  Fair value of plan assets at end of year. . .    188.5    210.4
                                                 ========  =======

FUNDED STATUS . . . . . . . . . . . . . . . . .   (107.1)   (32.3)
Unrecognized transition obligation. . . . . . .      2.9      3.5
Unrecognized net actuarial loss . . . . . . . .     86.4     32.4
Unrecognized prior service cost . . . . . . . .     11.3      0.1
                                                 --------  -------
  Accrued pension asset (liability) . . . . . .  $  (6.5)  $  3.7
                                                 ========  =======

Comprised of:
Prepaid benefit cost. . . . . . . . . . . . . .  $   1.6   $ 34.2
Accrued benefit liability . . . . . . . . . . .    (54.5)   (30.5)
Intangible asset. . . . . . . . . . . . . . . .      0.7        -
Accumulated other comprehensive income. . . . .     45.7        -
                                                 --------  -------
  Accrued pension asset (liability) . . . . . .  $  (6.5)  $  3.7
                                                 ========  =======

                                                 AS OF DECEMBER 31,
                                                 -----------------
                                                    2002     2001
                                                 --------  -------
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate . . . . . . . . . . . . . . . . .     6.90%    7.45%
Expected return on plan assets. . . . . . . . .     8.73%    9.24%
Rate of compensation increase . . . . . . . . .     5.53%    5.71%

     The aggregate projected benefit obligation and fair value of plan assets for plans with projected benefit obligations in excess of plan assets were $291.3 million and $182.9 million, respectively, at December 31, 2002. The aggregate projected benefit obligation and fair value of plan assets for plans with projected benefit obligations in excess of plan assets were $153.3 million and $112.5 million, respectively, at December 31, 2001.

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The aggregate accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $216.0 million and $174.3 million, respectively, at December 31, 2002. The aggregate accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $23.9 million and $7.0 million, respectively, at December 31, 2001.

     Net  periodic benefit cost included the following components (in millions):

                                                   YEARS ENDED DECEMBER 31,
                                                   ------------------------
                                                    2002     2001     2000
                                                   -------  -------  ------
COMPONENTS OF NET PERIODIC BENEFIT COST (a)
Service cost. . . . . . . . . . . . . . . . . . .  $ 16.8   $ 12.0   $ 9.5
Interest cost . . . . . . . . . . . . . . . . . .    19.0     15.9     9.1
Expected return on plan assets. . . . . . . . . .   (20.7)    (7.5)   (8.9)
Amortization of transition obligation . . . . . .     0.3      0.3     0.4
Amortization of prior service cost. . . . . . . .     1.4      0.4       -
Recognized net actuarial gains. . . . . . . . . .    (0.5)   (11.3)   (1.4)
Special termination benefits (b). . . . . . . . .     1.1        -       -
FAS 88 settlements/curtailments . . . . . . . . .    (0.3)       -       -
                                                   -------  -------  ------
    Benefit cost. . . . . . . . . . . . . . . . .  $ 17.1   $  9.8   $ 8.7
                                                   =======  =======  ======
Change in accumulated other comprehensive income.  $ 45.7   $    -   $   -
                                                   =======  =======  ======

______________
(a)  Amounts  are  before  income  tax  effect.
(b) Special termination benefits paid to a former executive officer of the Company from the Company's unfunded supplemental pension plan upon the officer's retirement in June 2002.

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Postretirement Benefits Other Than Pensions-The change in benefit obligation, change in plan assets and funded status are shown in the table below (in millions).

                                                   DECEMBER 31,
                                                 ---------------
                                                  2002     2001
                                                 -------  -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year . . . .  $ 29.2   $ 12.0
Merger with R&B Falcon. . . . . . . . . . . . .       -     16.1
Service cost. . . . . . . . . . . . . . . . . .     1.0      0.4
Interest cost . . . . . . . . . . . . . . . . .     2.5      1.9
Actuarial losses (gains). . . . . . . . . . . .     6.7     (0.2)
Participants' contributions . . . . . . . . . .     0.2      0.2
Plan amendments . . . . . . . . . . . . . . . .     3.5        -
Benefits paid . . . . . . . . . . . . . . . . .    (1.9)    (1.2)
                                                 -------  -------
    Benefit obligation at end of year . . . . .    41.2     29.2
                                                 -------  -------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year.     0.5      0.6
Actual return on plan assets. . . . . . . . . .    (0.3)     0.1
Company contributions . . . . . . . . . . . . .     1.7      0.8
Participants' contributions . . . . . . . . . .     0.2      0.2
Benefits paid . . . . . . . . . . . . . . . . .    (1.9)    (1.2)
                                                 -------  -------
    Fair value of plan assets at end of year. .     0.2      0.5
                                                 -------  -------

FUNDED STATUS . . . . . . . . . . . . . . . . .   (41.0)   (28.7)
Unrecognized net actuarial gain . . . . . . . .     7.6      0.9
Unrecognized prior service cost . . . . . . . .     3.3      0.3
                                                 -------  -------
    Postretirement benefit liability. . . . . .  $ 30.1   $(27.5)
                                                 =======  =======

                                                 AS OF DECEMBER 31,
                                                 -----------------
                                                   2002     2001
                                                 -------  -------
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate . . . . . . . . . . . . . . . . .    6.50%    7.00%
Expected return on plan assets. . . . . . . . .       -     7.00%
Rate of compensation increase . . . . . . . . .    5.50%    5.50%

     Net  periodic benefit cost included the following components (in millions):

                                              YEARS ENDED
                                              DECEMBER 31,
                                          --------------------
                                          2002    2001   2000
                                          -----  ------  -----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost . . . . . . . . . . . . . .  $ 1.0  $ 0.4   $ 0.2
Interest cost. . . . . . . . . . . . . .    2.5    1.9     0.8
Amortization of prior service cost . . .    0.5      -     0.1
Recognized net actuarial loss (gain) . .    0.3   (0.1)      -
                                          -----  ------  -----
    Benefit Cost . . . . . . . . . . . .  $ 4.3  $ 2.2   $ 1.1
                                          =====  ======  =====

     For measurement purposes, the rate of increase in the per capita costs of covered health care benefits was assumed 12 percent in 2002, decreasing gradually to five percent by the year 2009.

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The assumed health care cost trend rate has significant impact on the amounts reported for postretirement benefits other than pensions. A one-percentage point change in the assumed health care trend rate would have the following effects (in millions):

                                                                         ONE-          ONE-
                                                                      PERCENTAGE    PERCENTAGE
                                                                         POINT        POINT
                                                                       INCREASE      DECREASE
                                                                      -----------  ------------
Effect on total service and interest cost components in 2002 . . . .  $       0.4  $      (0.3)
Effect on postretirement benefit obligations as of December 31, 2002  $       4.1  $      (3.3)

     Defined Contribution Plans-The Company provides a defined contribution pension and savings plan covering senior non-U.S. field employees working outside the United States. Contributions and costs are determined as 4.5 percent to 6.5 percent of each covered employee's salary, based on years of service. In addition, the Company sponsors a U.S. defined contribution savings plan. It covers certain employees and limits Company contributions to no more than 4.5 percent of each covered employee's salary, based on the employee's contribution. The Company also sponsors various other defined contribution plans worldwide.
The Company recorded approximately $21.3 million, $21.6 million and $11.5 million of expense related to its defined contribution plans for the years ended December 31, 2002, 2001 and 2000, respectively.

     Deferred Compensation Plan-The Company provides a Deferred Compensation Plan (the "Plan"). The Plan's primary purpose is to provide tax-advantageous asset accumulation for a select group of management, highly compensated employees and non-employee members of the Board of Directors of the Company.

     Eligible employees who enroll in the Plan may elect to defer up to a maximum of 90 percent of base salary, 100 percent of any future performance awards, 100 percent of any special payments and 100 percent of directors' meeting fees and annual retainers; however, the Administrative Committee (seven individuals appointed by the Finance and Benefits Committee of the Board of Directors) may, at its discretion, establish minimum amounts that must be deferred by anyone electing to participate in the Plan. In addition, the Executive Compensation Committee of the Board of Directors may authorize employer contributions to participants and the Chief Executive Officer of the Company (with Executive Compensation Committee approval) is authorized to cause the Company to enter into "Deferred Compensation Award Agreements" with such participants. There were no employer contributions to the Plan during the years ending December 31, 2002, 2001 or 2000.

NOTE  19-INVESTMENTS  IN  AND  ADVANCES  TO  JOINT  VENTURES

     The Company has a 25 percent interest in Sea Wolf. In September 1997, Sedco Forex sold two semisubmersible rigs, the Drill Star and Sedco Explorer, to Sea Wolf. The Company operated the rigs under bareboat charters. The sale resulted in a deferred gain of $157 million, which was being amortized to operating and maintenance expense over the six-year life of the bareboat charters. See Note 6. As of December 31, 2001, Sea Wolf distributed substantially all of its assets to its shareholders.

     The Company has a 50 percent interest in Overseas Drilling Limited ("ODL"), which owns the drillship, Joides Resolution. The drillship is contracted to perform drilling and coring operations in deep waters worldwide for the purpose of scientific research. The Company manages and operates the vessel on behalf of ODL. See Note 21.

     At December 31, 2000, the Company had a 24.9 percent interest in Arcade, a Norwegian offshore drilling company. Arcade owns two high-specification semisubmersible rigs, the Henry Goodrich and Paul B. Loyd, Jr. Because TODCO owned 74.4 percent of Arcade, Arcade was consolidated in the Company's financial statements effective with the R&B Falcon merger. In October 2001, the Company purchased the remaining minority interest in Arcade. The purchase price was finalized in January 2003 for $3.2 million.

     As a result of the R&B Falcon merger, the Company has a 50 percent interest in DD LLC. DD LLC leases and operates the Deepwater Pathfinder. The investment in DD LLC was recorded at fair value as part of the R&B Falcon merger. See Note 21.

     As a result of the R&B Falcon merger, the Company has a 60 percent interest in Deepwater Drilling II L.L.C. ("DDII LLC"). DDII LLC leases and operates the Deepwater Frontier. The investment in DDII LLC was recorded at fair value as part of the R&B Falcon merger. Management of DDII LLC is governed by the Limited Liability Company Agreement (the "LLCA")

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

between the Company and Conoco. In accordance with the LLCA, DDII LLC's day-to-day operations and financial decisions are governed by the Members Committee, which is comprised of six individuals of which the Company and Conoco each appoint three individuals. Because the Company shares equal responsibility and control with Conoco, DDII LLC's results of operations are not consolidated with the Company's consolidated results of operations. See Note 21.

     As a result of the R&B Falcon merger, the Company has a 25 percent interest in Delta Towing Holdings LLC. See Note 21.

NOTE  20-SEGMENTS,  GEOGRAPHICAL  ANALYSIS  AND  MAJOR  CUSTOMERS

     The Company's operations are aggregated into two reportable segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. The International and U.S. Floater Contract Drilling Services segment consists of high-specification floaters, other floaters, non-U.S. jackups, other mobile offshore drilling units and other assets used in support of offshore drilling activities and offshore support services. The Gulf of Mexico Shallow and Inland Water segment consists of jackup and submersible drilling rigs and inland drilling barges located in the U. S. Gulf of Mexico and Trinidad, as well as land and lake barge drilling units located in Venezuela. The Company provides services with different types of drilling equipment in several geographic regions. The location of the Company's rigs and the allocation of resources to build or upgrade rigs is determined by the activities and needs of customers. Accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 2). The Company accounts for intersegment revenue and expenses as if the revenue or expenses were to third parties at current market prices.

     Effective January 1, 2002, the Company changed the composition of its reportable segments with the move of the responsibility for its Venezuela operations to the Gulf of Mexico Shallow and Inland Water segment. Prior periods have been restated to reflect the change.

     Operating revenues and income before income taxes, minority interest, extraordinary items and cumulative effect of a change in accounting principle by segment were as follows (in millions):

                                                                             YEARS ENDED DECEMBER 31,
                                                                          -------------------------------
                                                                              2002       2001       2000
                                                                           ----------  ---------  --------
Operating Revenues
  International and U.S. Floater Contract Drilling Services . . . . . . .  $ 2,486.1   $2,385.2   $1,229.5
  Gulf of Mexico Shallow and Inland Water . . . . . . . . . . . . . . . .      187.8      441.1          -
  Elimination of intersegment revenues. . . . . . . . . . . . . . . . . .          -       (6.2)         -
                                                                           ----------  ---------  --------
  Total Operating Revenues. . . . . . . . . . . . . . . . . . . . . . . .  $ 2,673.9   $2,820.1   $1,229.5
                                                                           ==========  =========  ========

Income (Loss) Before Income Taxes, Minority Interest, Extraordinary Items
  and Cumulative Effect of a Change in Accounting Principle
    International and U.S. Floater Contract Drilling Services . . . . . .  $(1,739.0)  $  582.1   $  144.4
    Gulf of Mexico Shallow and Inland Water . . . . . . . . . . . . . . .     (505.3)      25.8          -
                                                                           ----------  ---------  --------
                                                                            (2,244.3)     607.9      144.4
Unallocated general and administrative expense. . . . . . . . . . . . . .      (65.6)     (57.9)         -
Unallocated other expense, net. . . . . . . . . . . . . . . . . . . . . .     (178.9)    (189.5)         -
                                                                           ----------  ---------  --------
  Total Income (Loss) Before Income Taxes, Minority Interest,
    Extraordinary Items and Cumulative Effect of a Change in Accounting
      Principle . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(2,488.8)  $  360.5   $  144.4
                                                                           ==========  =========  ========

     Prior to the R&B Falcon merger on January 31, 2001, the Company operated in one industry segment and, as such, there were no unallocated income items for the year ended December 31, 2000.

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Depreciation expense by segment was as follows (in millions):

                                                          YEARS ENDED DECEMBER 31,
                                                          ------------------------
                                                            2002    2001    2000
                                                           ------  ------  ------
International and U.S. Floater Contract Drilling Services  $408.4  $373.5  $232.8
Gulf of Mexico Shallow and Inland Water . . . . . . . . .    91.9    96.6      -
                                                           ------  ------  ------
    Total Depreciation Expense. . . . . . . . . . . . . .  $500.3  $470.1  $232.8
                                                           ======  ======  ======

     Total assets by segment were as follows (in millions):

                                                               DECEMBER 31,
                                                           --------------------
                                                             2002       2001
                                                           ---------  ---------
International and U.S. Floater Contract Drilling Services  $11,804.1  $14,247.3
Gulf of Mexico Shallow and Inland Water . . . . . . . . .      861.0    2,800.5
                                                           ---------  ---------
    Total Assets. . . . . . . . . . . . . . . . . . . . .  $12,665.1  $17,047.8
                                                           =========  =========

     Operating revenues and long-lived assets by country were as follows (in millions):

                               YEARS ENDED DECEMBER 31,
                              ----------------------------
                                2002      2001      2000
                              --------  --------  --------
OPERATING REVENUES
United States. . . . . . . .  $  752.5  $  979.5  $  265.0
United Kingdom . . . . . . .     345.7     354.6     158.9
Brazil . . . . . . . . . . .     283.0     355.8     153.6
Norway . . . . . . . . . . .     145.2     227.8     248.5
Rest of the World. . . . . .   1,147.5     902.4     403.5
                              --------  --------  --------
    Total Operating Revenues  $2,673.9  $2,820.1  $1,229.5
                              ========  ========  ========

                               AS OF DECEMBER 31,
                              --------------------
                                2002       2001
                              ---------  ---------
LONG-LIVED ASSETS
United States. . . . . . . .  $ 3,905.0  $ 3,881.5
Goodwill (a) . . . . . . . .    2,218.2    6,466.7
Rest of the World. . . . . .    4,630.2    4,962.8
                              ---------  ---------
    Total Long-Lived Assets.  $10,753.4  $15,311.0
                              =========  =========

______________________
(a)     Goodwill  has  not  been  allocated  to  individual  countries.

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

     For the year ended December 31, 2002, BP and Shell accounted for approximately 14.1 percent and 11.6 percent, respectively, of the Company's operating revenues, of which the majority was reported in the International and U.S. Floater Contract Drilling Services segment. For the year ended December 31, 2001, BP and Petrobras accounted for approximately 12.3 percent and 10.9 percent, respectively, of the Company's operating revenues, of which the majority was reported in the International and U.S. Floater Contract Drilling
Services segment. For the year ended December 31, 2000, Statoil, BP and Petrobras accounted for approximately 16.8 percent, 14.4 percent and 12.5 percent, respectively, of the Company's operating

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

revenues. The loss of these or other significant customers could have a material adverse effect on the Company's results of operations.

NOTE  21-RELATED  PARTY  TRANSACTIONS

     Schlumberger-The Company incurred expenses amounting to approximately $1.1 million, $3.5 million and $9.0 million for the years ended December 31, 2002, 2001 and 2000, respectively, for the transitional services provided by Schlumberger in connection with the Sedco Forex merger.

     DD LLC and DDII LLC-The Company is party to drilling services agreements with DD LLC and DDII LLC for the operations of the Deepwater Pathfinder and Deepwater Frontier, respectively. For the years ended December 31, 2002 and 2001, the Company earned $1.6 million and $1.4 million, respectively, for such services to each of DD LLC and DDII LLC. Such revenue amounts are included in operating revenues in the consolidated statement of operations. At December 31, 2002, the Company had receivables from DD LLC and DDII LLC of $2.6 million and $3.9 million, respectively, which are included in accounts receivable - other. At December 31, 2001, the Company had receivables from DD LLC and DDII LLC of $2.6 million and $2.3 million, respectively, which are included in accounts receivable - other.

     From time to time, the Company contracts the Deepwater Frontier from DDII LLC. During this time, DDII LLC bills the Company for the full operating dayrate and issues a non-cash credit for downtime hours in excess of 24 hours in any calendar month. The Company records a dayrate rebate receivable for all such non-cash credits and is responsible for payment of 100 percent of all drilling contract invoices received. At the end of the drilling contract, the Company will receive in cash the credits issued for downtime hours plus an escalation factor. At December 31, 2002 and 2001, the cumulative dayrate rebate receivable from DDII LLC totaled $15.1 million and $13.7 million, respectively, and is recorded as investment in and advances to joint ventures in the consolidated balance sheet. For the year ended December 31, 2001, the Company incurred $54.4 million net expense from DDII LLC under the drilling contract. This amount is included in operating and maintenance expense in the Company's consolidated statement of operations. The Company incurred no expense for the year ended December 31, 2002 due to the expiration of its lease late in 2001. At December 31, 2002 and 2001, the Company had amounts payable to DDII LLC of $0.3 million and $2.1 million, respectively, which is included in accounts payable in the consolidated balance sheet.

     At the expiration of the leases, each joint venture may purchase the rig for $185 million, in the case of the Deepwater Pathfinder, and $194 million, in the case of the Deepwater Frontier, or return the rig to the respective special purpose entity that owns the rig. The Company would be obligated to pay only the portion of such price equal to its percentage ownership interest in the applicable joint venture. The Company's proportionate share for such purchase options is $93 million and $116 million, respectively. Under each joint venture agreement, the consent of each joint venture partner is generally required to approve actions of the joint venture, including the exercise of this purchase option. The scheduled expiration of the lease is December 2003, in the case of the Deepwater Pathfinder, and March 2004, in the case of the Deepwater Frontier. Each of the leases is subject to certain extension options of DD LLC and DDII LLC, respectively.

     If a joint venture returns the rig at the end of the lease, the special purpose entity may sell the rig. In connection with the return, DD LLC may be required to pay an amount up to $138 million and DDII LLC may be required to pay an amount up to $145 million, plus certain expenses in each case. These payments may be reduced by a portion of the proceeds of the sale of the applicable rig. If an event of default occurs under the applicable lease agreements, each joint venture may be required to pay an amount equal to the amount of debt and equity financing owed by the applicable special purpose entity plus certain expenses. At December 31, 2002, the debt and equity financing outstanding applicable to the owner of Deepwater Pathfinder and of Deepwater Frontier, was $203 million and $217 million, respectively. At December 31, 2001, the debt and equity financing outstanding applicable to the owner of Deepwater Pathfinder and of Deepwater Frontier, was $219 million and $236 million, respectively. The Company and Conoco have guaranteed their respective share of DD LLC's obligation to pay the debt and equity financing outstanding. In December 2001, Transocean became a guarantor of the DDII LLC debt and equity financing through a refinancing of the lease. Transocean and Conoco have guaranteed their respective share of DDII
LLC's  obligation  to  pay  the  debt  and  equity  financing  outstanding.

     Delta Towing-Immediately prior to the closing of the R&B Falcon merger, TODCO formed a joint venture to own and operate its U.S. inland marine support vessel business (the "Marine Business"). In connection with the formation of the joint venture, the Marine Business was transferred by a subsidiary of TODCO to Delta Towing LLC ("Delta Towing") in exchange for a 25 percent equity interest in Delta Towing Holdings, LLC, the parent of Delta Towing, and certain secured notes payable from Delta Towing. The secured notes consisted of (i) an $80.0 million principal amount note bearing interest at eight percent per annum due January 30, 2024 (the "Tier 1 Note"), (ii) a contingent $20.0 million principal amount note bearing interest at

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

eight percent per annum with an expiration date of January 30, 2011 (the "Tier 2 Note") and (iii) a contingent $44.0 million principal amount note bearing interest at eight percent per annum with an expiration date of January 30, 2011 (the "Tier 3 Note"). The 75 percent equity interest holder in the joint venture also loaned Delta Towing $3.0 million in the form of a Tier 1 Note. Until January 2011, Delta Towing must use 100 percent of its excess cash flow towards the payment of principal and interest on the Tier 1 Notes. After January 2011, 50 percent of its excess cash flows are to be applied towards the payment of principal and unpaid interest on the Tier 1 Notes. Interest is due and payable quarterly without regard to excess cash flow.

     Delta Towing must repay at least (i) $8.3 million of the aggregate principal amount of the Tier 1 Note no later than January 2004, (ii) $24.9 million of the aggregate principal amount no later than January 2006 and (iii) $62.3 million of the aggregate principal amount no later than January 2008. After the Tier 1 Note has been repaid, Delta Towing must apply 75 percent of its excess cash flow towards payment of the Tier 2 Note. Upon the repayment of the Tier 2 Note, Delta Towing must apply 50 percent of its excess cash to repay principal and interest on the Tier 3 Note. Any amounts not yet due under the Tier 2 and Tier 3 Notes at the time of their expiration will be waived. The Tier 1, 2 and 3 Notes are secured by mortgages and liens on the vessels and other assets of Delta Towing.

     TODCO valued its Tier 1, 2 and 3 Notes at $80 million immediately prior to the closing of the R&B Falcon merger, the effect of which was to fully reserve the Tier 2 and 3 Notes. At both December 31, 2002 and 2001, $78.9 million was outstanding under the Company's Tier 1 Note. For the years ended December 31, 2002 and 2001, the Company earned interest income on the outstanding balance at each period of $6.3 million and $5.8 million, respectively, on the Tier 1 Note. In December 2001, the note agreement was amended to provide for a $4.0 million, three-year revolving credit facility (the "Delta Towing Revolver") from the Company. Amounts drawn under the Delta Towing Revolver accrue interest at eight percent per annum, with interest payable quarterly. For the year ended December 31, 2002, the Company earned $0.3 million of interest income on the Delta Towing Revolver. At December 31, 2002, $3.9 million was outstanding under the Delta Towing Revolver. At December 31, 2001, no amounts were outstanding under the Delta Towing Revolver. At December 31, 2002 and 2001, the Company had interest receivable from Delta Towing of $1.7 million and $1.6 million, respectively. See Note 26.

     As part of the formation of the joint venture on January 31, 2001, the Company entered into an agreement with Delta Towing under which the Company committed to charter certain vessels for a period of one year ending January 31, 2002 and committed to charter for a period of 2.5 years from the date of delivery 10 crewboats then under construction, all of which had been placed into service as of December 31, 2002. During the year ended December 31, 2002, the Company incurred charges totaling $10.7 million from Delta Towing for services rendered, of which $1.6 million was rebilled to the Company's customers and $9.1 million was reflected in operating and maintenance expense. During the year ended December 31, 2001, the Company incurred charges totaling $15.6 million from Delta Towing for services rendered, of which $6.5 million was rebilled to the Company's customers and $9.1 million was reflected in operating and maintenance.

     ODL-In conjunction with the management and operation of the Joides Resolution on behalf of ODL, the Company earned $1.2 million, $1.2 million and $1.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. Such amounts are included in operating revenues in the Company's consolidated statements of operations. At December 31, 2002 and 2001, the Company had receivables from ODL of $1.2 million and $2.6 million, respectively, which were recorded as accounts receivable - other in the consolidated balance sheets.

NOTE  22-RESTRUCTURING  CHARGES

     In September 2002, the Company committed to a restructuring plan to close its engineering office in Montrouge, France. The Company established a liability of $2.8 million for the estimated severance-related costs associated with the involuntary termination of 15 employees pursuant to this plan. The charge was reported as operating and maintenance expense in the International and U.S. Floater Contract Drilling Services segment in the Company's consolidated statements of operations. Through December 31, 2002, $1.7 million had been paid to employees whose positions were eliminated as a result of this plan. The Company anticipates that substantially all amounts will be paid by the end of the first quarter of 2003.

     In September 2002, the Company committed to a restructuring plan for a staff reduction in Norway as a result of a decline in activity in that region. The Company established a liability of $1.2 million for the estimated severance-related costs associated with the involuntary termination of eight employees pursuant to this plan. The charge was reported as operating and maintenance expense in the International and U.S. Floater Contract Drilling Services segment in the Company's consolidated statements of operations. Through December 31, 2002, $0.1 million had been paid to employees whose positions are being eliminated as a result of this plan. The Company anticipates that substantially all amounts will be paid by the end of the first quarter of 2004.

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     In September 2002, the Company committed to a restructuring plan to consolidate certain functions and offices utilized in its Gulf of Mexico Shallow and Inland Water segment. The plan resulted in the closure of an administrative office and warehouse in Louisiana and relocation of most of the operations and administrative functions previously conducted at that location. The Company established a liability of $1.2 million for the estimated severance-related costs associated with the involuntary termination of 57 employees pursuant to this plan. The charge was reported as operating and maintenance expense in the Company's consolidated statements of operations. Through December 31, 2002, no amounts had been paid to employees whose employment is being terminated as a result of this plan. The Company anticipates that substantially all amounts will be paid by the end of the first quarter of 2003.

NOTE  23-EARNINGS  PER  SHARE

     The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in millions, except per share data):

                                                                         YEARS ENDED DECEMBER 31,
                                                                       ---------------------------
                                                                          2002      2001     2000
                                                                       ----------  -------  ------
NUMERATOR FOR BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Income (Loss) Before Extraordinary Items and Cumulative Effect of a
  Change in Accounting Principle. . . . . . . . . . . . . . . . . . .  $(2,368.2)  $271.9   $107.1
Gain (Loss) on Extraordinary Items, net of tax. . . . . . . . . . . .          -    (19.3)     1.4
Cumulative Effect of a Change in Accounting Principle . . . . . . . .   (1,363.7)       -        -
                                                                       ----------  -------  ------
Net Income (Loss) . . . . . . . . . . . . . . . . . . . . . . . . . .  $(3,731.9)  $252.6   $108.5
                                                                       ==========  =======  ======
DENOMINATOR FOR DILUTED EARNINGS (LOSS) PER SHARE
Weighted-average shares outstanding for basic earnings per share. . .      319.1    309.2    210.4
Effect of dilutive securities:
  Employee stock options and unvested stock grants. . . . . . . . . .          -      3.4      1.3
  Warrants to purchase ordinary shares. . . . . . . . . . . . . . . .          -      2.2        -
                                                                       ----------  -------  ------
Adjusted weighted-average shares and assumed
   conversions for diluted earnings per share . . . . . . . . . . . .      319.1    314.8    211.7
                                                                       ==========  =======  ======

BASIC EARNINGS (LOSS) PER SHARE
 Income (Loss) Before Extraordinary Items and Cumulative Effect of a
  Change in Accounting Principle. . . . . . . . . . . . . . . . . . .  $   (7.42)  $ 0.88   $ 0.51
 Gain (Loss) on Extraordinary Items, net of tax . . . . . . . . . . .          -    (0.06)    0.01
 Cumulative Effect of a Change in Accounting Principle. . . . . . . .      (4.27)       -        -
                                                                       ----------  -------  ------
 Net Income (Loss). . . . . . . . . . . . . . . . . . . . . . . . . .  $  (11.69)  $ 0.82   $ 0.52
                                                                       ==========  =======  ======

DILUTED EARNINGS (LOSS) PER SHARE
 Income (Loss) Before Extraordinary Items and Cumulative Effect of a
  Change in Accounting Principle. . . . . . . . . . . . . . . . . . .  $   (7.42)  $ 0.86   $ 0.50
 Gain (Loss) on Extraordinary Items, net of tax . . . . . . . . . . .          -    (0.06)    0.01
 Cumulative Effect of a Change in Accounting Principle. . . . . . . .      (4.27)       -        -
                                                                       ----------  -------  ------
 Net Income (Loss). . . . . . . . . . . . . . . . . . . . . . . . . .  $  (11.69)  $ 0.80   $ 0.51
                                                                       ==========  =======  ======

                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Ordinary shares subject to issuance pursuant to the conversion features of the convertible debentures (see Note 8) are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share because the effect of including those shares is anti-dilutive for all periods presented. Incremental shares related to stock options, restricted stock grants and warrants are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share because the effect of including those shares is anti-dilutive for the year ended December 31, 2002.

NOTE  24-STOCK  WARRANTS

     In connection with the R&B Falcon merger, the Company assumed the then outstanding R&B Falcon stock warrants. Each warrant enables the holder to purchase 17.5 ordinary shares at an exercise price of $19.00 per share. The warrants expire on May 1, 2009. In 2001, the Company received $10.6 million and issued 560,000 ordinary shares as a result of 32,000 warrants being exercised. At December 31, 2002 there were 261,000 warrants outstanding to purchase 4,567,500 ordinary shares.

NOTE  25-QUARTERLY  RESULTS  (UNAUDITED)

     Shown below are selected unaudited quarterly data (in millions, except per share data):

                          QUARTER                         FIRST    SECOND   THIRD    FOURTH
                          -------                      ----------  ------  -------- ----------
2002
  Operating Revenues. . . . . . . . . . . . . . . . .  $   667.9   $646.2  $ 695.2  $   664.6
  Operating Income (Loss) (a) . . . . . . . . . . . .      142.3    139.0    136.1   (2,727.3)
  Income (Loss) Before Cumulative Effect of a Change
    in Accounting Principle . . . . . . . . . . . . .       77.3     80.0    255.2   (2,780.7)
  Net Income (Loss) (b) . . . . . . . . . . . . . . .   (1,286.4)    80.0    255.2   (2,780.7)
  Basic Earnings (Loss) Per Share
      Income (Loss) Before Cumulative Effect of a
        Change in Accounting Principle. . . . . . . .  $    0.24   $ 0.25  $  0.80  $   (8.71)
  Diluted Earnings (Loss) Per Share
      Income (Loss) Before Cumulative Effect of a
        Change in Accounting Principle. . . . . . . .  $    0.24   $ 0.25  $  0.79  $   (8.71)
  Weighted Average Shares Outstanding
    Shares for basic earnings per share . . . . . . .      319.1    319.1    319.2      319.2
    Shares for diluted earnings per share . . . . . .      323.1    323.9    328.8      319.2

2001
  Operating Revenues. . . . . . . . . . . . . . . . .  $   550.1   $752.2  $ 770.2  $   747.6
  Operating Income (c). . . . . . . . . . . . . . . .       74.5    178.2    179.8      117.5
  Income Before Extraordinary Items . . . . . . . . .       30.5     85.8     97.6       58.0
  Net Income (d). . . . . . . . . . . . . . . . . . .       30.5     68.5     97.6       56.0
  Basic Earnings Per Share
    Income Before Extraordinary Items . . . . . . . .  $    0.11   $ 0.27  $  0.31  $    0.19
  Diluted Earnings Per Share
    Income Before Extraordinary Items . . . . . . . .  $    0.11   $ 0.26  $  0.30  $    0.19
  Weighted Average Shares Outstanding (e)
    Shares for basic earnings per share . . . . . . .      280.6    318.2    318.7      318.7
    Shares for diluted earnings per share . . . . . .      285.5    325.0    322.7      322.7

___________________________
(a) Third quarter 2002 included loss on impairments of $40.9 million. Fourth quarter 2002 included loss on impairments of $2,885.4 million. See Note 7.


                     TRANSOCEAN INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(b) First quarter 2002 included a cumulative effect of a change in accounting principle of $1,363.7 million relating to the impairment of goodwill (see
     Note 2). Third quarter 2002 included a foreign tax benefit of $176.2 million (see Note 15).

(c) First quarter 2001 included two months of operating results for TODCO and the second, third and fourth quarters of 2001 included three months of operating results of TODCO, respectively. Fourth quarter 2001 included impairment charges (see Note 7) and gain on sale of RBF FPSO L.P. (see Note
     6).

(d) Second and fourth quarter 2001 included extraordinary losses of $17.3 million and $2.0 million, net of income taxes, respectively, relating to the early retirement of debt.

(e) First quarter 2001 included the weighted-average effect of approximately 106 million ordinary shares issued on January 31, 2001 in the R&B Falcon merger (see Note 4).

NOTE  26-SUBSEQUENT  EVENTS  (UNAUDITED)

     Initial Public Offering-The Company is continuing with its previously announced plans to divest its Gulf of Mexico Shallow and Inland Water business. Under this plan, the Gulf of Mexico Shallow and Inland Water business would be separated from the Company and established as a publicly traded company. The Company currently anticipates that it will establish TODCO as the entity that owns the business. The Company intends to transfer assets not used in this business from TODCO to its other subsidiaries and these transfers will not affect the consolidated financial statements of Transocean. The Company expects to sell a portion of its interest in TODCO in an initial public offering when market conditions warrant, subject to various factors. Given the current general uncertainty in the equity and natural gas drilling markets, the Company is unsure when the transaction could be completed on terms acceptable to it.

     Asset Dispositions-In January 2003, the Company completed the sale of the jackup rig, RBF 160, to a third party for net proceeds of $13.0 million and recognized a net after-tax gain on sale of $0.2 million. The proceeds were received in December 2002 and were reflected as deferred income and proceeds from asset sales in the consolidated balance sheet and consolidated statement of cash flow, respectively.

     Delta Towing-In January 2003, Delta Towing failed to make its scheduled quarterly interest payment of $1.7 million on the notes receivable. See Note
21. The Company has signed a 90-day waiver on the terms for payment of interest.

     Termination of Interest Rate Swaps-In January 2003, the Company terminated the swaps with respect to its 6.75% Senior Notes due April 2005, 6.95% Senior Notes due April 2008 and 9.5% Senior Notes due December 2008. In March 2003, the Company terminated the swaps with respect to its 6.625% Notes due April 2011. See Note 10. As a result of these terminations, the Company received cash proceeds of $173.5 million, net of accrued interest, which will be recognized as a fair value adjustment to long-term debt in the Company's consolidated balance sheet and amortized as a reduction to interest expense over the life of the underlying debt. For the year ended December 31, 2003, the amount to be amortized as an adjustment to interest expense will be approximately $23.1 million.

     Foreign Currency-Venezuela has recently implemented foreign exchange controls that limit the Company's ability to convert local currency into U.S. dollars and transfer excess funds out of Venezuela. The Company's drilling contracts in Venezuela typically call for payments to be made in local currency, even when the dayrate is denominated in U.S. dollars. The exchange controls could also result in an artificially high value being placed on the local currency.

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

                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

ITEM  11.     EXECUTIVE  COMPENSATION

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT
               AND RELATED SHAREHOLDER MATTERS

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The information required by Items 10, 11, 12 and 13 is incorporated herein by reference to the Company's definitive proxy statement for its 2003 annual general meeting of shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2002. Certain information with respect to the executive officers of the Company is set forth in Item 4 of this annual report under the caption "Executive Officers of the Registrant."

ITEM  14.     CONTROLS  AND  PROCEDURES

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

                                     PART IV

ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Index  to  Financial  Statements,  Financial  Statement  Schedules and
          Exhibits

          (1)  Financial  Statements

                                                                            PAGE
                                                                            ----
          Included  in  Part  II  of  this  report:
            Report  of  Independent  Auditors. . . . . . . . . . . . . . . . 50
            Consolidated  Statements  of  Operations . . . . . . . . . . . . 51
            Consolidated  Statements  of  Comprehensive  Income  (Loss). . . 52
            Consolidated  Balance  Sheets. . . . . . . . . . . . . . . . . . 53
            Consolidated  Statements  of  Equity . . . . . . . . . . . . . . 54
            Consolidated  Statements  of  Cash  Flows. . . . . . . . . . . . 55
            Notes  to  Consolidated  Financial  Statements . . . . . . . . . 57

     Financial statements of unconsolidated joint ventures are not presented herein because such joint ventures do not meet the significance test.

          (2)  Financial Statement Schedules

TRANSOCEAN INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                       (IN MILLIONS)

                                                             ADDITIONS
                                                         ---------------------
                                                          CHARGED     CHARGED
                                             BALANCE AT   TO COSTS    TO OTHER                          BALANCE AT
                                              BEGINNING      AND      ACCOUNTS      DEDUCTIONS            END OF
                                              OF PERIOD   EXPENSES    DESCRIBE       DESCRIBE             PERIOD
                                             -----------  ---------  ----------     ----------           --------
Year Ended December 31, 2000
Reserves and allowances deducted from asset
   Accounts:
Allowance for doubtful accounts
   Receivable . . . . . . . . . . . . . . .  $      27.1  $    20.0  $     0.2 (a)  $     23.0  (a)      $   24.3

Allowance for obsolete materials and
   Supplies . . . . . . . . . . . . . . . .         23.1        0.3       (0.2)(c)        (0.1) (b)(d)       23.3

Year Ended December 31, 2001
Reserves and allowances deducted from asset
   Accounts:
Allowance for doubtful accounts
   Receivable . . . . . . . . . . . . . . .         24.3       12.0       14.9 (e)        27.0 (a)(g)        24.2

Allowance for obsolete materials and
   Supplies . . . . . . . . . . . . . . . .         23.3          -        9.2 (f)         8.4 (b)(h)        24.1

Year Ended December 31, 2002
Reserves and allowances deducted from asset
   Accounts:
Allowance for doubtful accounts
   Receivable . . . . . . . . . . . . . . .         24.2       16.6          -            20.0 (a)           20.8

Allowance for obsolete materials and
   Supplies . . . . . . . . . . . . . . . .  $      24.1  $     0.3  $     0.7 (i)  $      6.5 (b)(j)(k)  $  18.6

_____________________________
(a)     Uncollectible  accounts  receivable  written  off,  net  of  recoveries.
(b)     Obsolete  materials  and  supplies  written  off,  net  of  scrap.
(c)     Amount  includes  $0.4  related  to  a  write-off  to  assets  held  for  sale.
(d)     Amount  includes  $0.7  related  to  reversals  of  prior  year  write-offs.
(e)     Amount includes $15.0 relating to the allowance for doubtful accounts receivable assumed in the R&B Falcon merger.
(f)     Amount  includes  $8.7 relating to the obsolete materials and supplies inventory assumed in the R&B Falcon merger.
(g)     Amount  includes  $4.9  related  to  adjustments  to  the  provision.
(h)     Amount  includes  $2.7  related  to  sale  of  rigs.
(i)     Amount  includes  $0.4  related  to  adjustments  to  the  provision.
(j)     Amount  includes  $0.8  related  to  sale  of  rigs/inventory.
(k)     Amount  includes  $3.7  related  to  adjustments  to  the  provision.

Other schedules are omitted either because they are not required or are not applicable or because the required information is included in the financial statements or notes thereto.

  (3)  Exhibits

The following exhibits are filed in connection with this Report:

NUMBER    DESCRIPTION
---------------------

2.1 Agreement and Plan of Merger dated as of August 19, 2000 by and among Transocean Inc., Transocean Holdings Inc., TSF Delaware Inc. and R&B Falcon Corporation (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus dated October 30, 2000 included in a 424(b)(3) prospectus filed by the Company on November 1, 2000)

2.2 Agreement and Plan of Merger dated as of July 12, 1999 among Schlumberger Limited, Sedco Forex Holdings Limited, Transocean Offshore Inc. and Transocean SF Limited (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus dated October 27, included in a 424(b)(3) prospectus filed by the Company on November 1,
          2000)

2.3 Distribution Agreement dated as of July 12, 1999 between Schlumberger Limited and Sedco Forex Holdings Limited (incorporated by reference to Annex B to the Joint Proxy Statement/Prospectus dated October 27, included in a 424(b)(3) prospectus filed by the Company on November 1,
          2000)

2.4 Agreement and Plan of Merger and Conversion dated as of March 12, 1999 between Transocean Offshore Inc. and Transocean Offshore (Texas) Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of Transocean Offshore (Texas) Inc. filed on April 8, 1999 (Registration No. 333-75899))

2.5 Agreement and Plan of Merger dated as of July 10, 1997 among R&B Falcon, FDC Acquisition Corp., Reading & Bates Acquisition Corp., Falcon Drilling Company, Inc. and Reading & Bates Corporation (incorporated by reference to Exhibit 2.1 to R&B Falcon's Registration Statement on Form S-4 dated November 20, 1997)

2.6 Agreement and Plan of Merger dated as of August 21, 1998 by and among Cliffs Drilling Company, R&B Falcon Corporation and RBF Cliffs Drilling Acquisition Corp. (incorporated by reference to Exhibit 2 to R&B Falcon's Registration Statement No. 333-63471 on Form S-4 dated September 15, 1998)

3.1 Memorandum of Association of Transocean Sedco Forex Inc., as amended (incorporated by reference to Annex E to the Joint Proxy Statement/Prospectus dated October 30, 2000 included in a 424(b)(3) prospectus filed by the Company on November 1, 2000)

3.2 Articles of Association of Transocean Sedco Forex Inc., as amended (incorporated by reference to Annex F to the Joint Proxy Statement/Prospectus dated October 30, 2000 included in a 424(b)(3) prospectus filed by the Company on November 1, 2000)

3.3 Certificate of Incorporation on Change of Name to Transocean Inc. (incorporated by reference to Exhibit 3.3 to the Company's Form 10-Q for the quarter ended June 30, 2002)

4.1 Credit Agreement dated as of December 16, 1999 among Transocean Offshore Inc., the Lenders party thereto, and SunTrust Bank, Atlanta, as Agent (incorporated by reference to Exhibit 4.6 to the Company's Form 10-K for the year ended December 31, 1997)

4.2 Indenture dated as of April 15, 1997 between the Company and Texas Commerce Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated April 29,
          1997)

4.3 First Supplemental Indenture dated as of April 15, 1997 between the Company and Texas Commerce Bank National Association, as trustee, supplementing the Indenture dated as of April 15, 1997 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated April 29,
          1997)

4.4 Second Supplemental Indenture dated as of May 14, 1999 between the Company and Chase Bank of Texas, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-59001-99))

4.5 Third Supplemental Indenture dated as of May 24, 2000 between the Company and Chase Bank of Texas, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current
          Report  on  Form  8-K  filed  on  May  24,  2000)

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

4.12      Form  of  7.5%  Note  due April 15, 2031 (incorporated by reference to
          Exhibit 4.3 to the Company's Current Report on Form 8-K dated March 30, 2001)

4.13 Officers' Certificate establishing the terms of the 6.50% Notes due 2003, 6.75% Notes due 2005, 6.95% Notes due 2008, 7.375% Notes due
          2018, 9.125% Notes due 2003 and 9.50% Notes due 2008 (incorporated by reference to Exhibit 4.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

4.14 Officers' Certificate establishing the terms of the 7.375% Notes due 2018 (incorporated by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
          2001)

4.15 Indenture dated as of April 14, 1998, between R&B Falcon Corporation, as issuer, and Chase Bank of Texas, National Association, as trustee, with respect to Series A and Series B of each of $250,000,000 6 1/2% Senior Notes due 2003, $350,000,000 6 3/4% Senior Notes due 2005, $250,000,000 6.95% Senior Notes due 2008, and $250,000,000 7 3/8%
          Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to R&B Falcon's Registration Statement No. 333-56821 on Form S-4 dated June 15, 1998)

4.16 First Supplemental Indenture dated as of February 14, 2002 between R&B Falcon Corporation and The Bank of New York (incorporated by reference to Exhibit 4.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

4.17 Second Supplemental Indenture dated as of March 13, 2002 between R&B Falcon Corporation and The Bank of New York (incorporated by reference to Exhibit 4.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

4.18 Indenture dated as of December 22, 1998, between R&B Falcon Corporation, as issuer, and Chase Bank of Texas, National Association, as trustee, with respect to $400,000,000 Series A and Series B 9 1/8% Senior Notes due 2003, and 9 1/2% Senior Notes due 2008 (incorporated by reference to Exhibit 4.21 to R&B Falcon's Annual Report on Form 10-K for 1998)

4.19 First Supplemental Indenture dated as of February 14, 2002 between R&B Falcon Corporation and The Bank of New York (incorporated by reference to Exhibit 4.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

4.20 Warrant Agreement, including form of Warrant, dated April 22, 1999 between R&B Falcon and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to R&B Falcon's Registration Statement No. 333-81181 on Form S-3 dated June 21, 1999)

4.21 Supplement to Warrant Agreement dated January 31, 2001 among Transocean Sedco Forex Inc., R&B Falcon Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

4.22 Registration Rights Agreement dated April 22, 1999 between R&B Falcon and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to R&B Falcon's Registration Statement No. 333-81181 on Form S-3 dated June 21, 1999)

4.23 Supplement to Registration Rights Agreement dated January 31, 2001 between Transocean Sedco Forex Inc. and R&B Falcon Corporation (incorporated by reference to Exhibit 4.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

4.24 Exchange and Registration Rights Agreement dated April 5, 2001 by and between the Company and Goldman, Sachs & Co., as representatives of the initial purchasers (incorporated by reference to the Company's Current Report on Form 8-K dated March 30, 2001)

4.25 Credit Agreement dated as of December 29, 2000 among the Company, the Lenders party thereto, Suntrust Bank, as Administrative Agent, ABN AMRO Bank, N.V., as Syndication Agent, Bank of America, N.A., as Documentation Agent, and Wells Fargo Bank Texas, National Association, as Senior Managing Agent (incorporated by reference to Exhibit 4.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

4.26 364-Day Credit Agreement dated as of December 27, 2001 among the Company, the Lenders party thereto, Suntrust Bank, as Administrative Agent, ABN AMRO Bank, N.V., as Syndication Agent, Bank of America, N.A., as Documentation Agent, and Wells Fargo Bank Texas, National Association, as Senior Managing Agent (incorporated by reference to
          Exhibit 4.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

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

4.29 Supplemental Indenture and Amendment dated as of February 1, 2000 to the Trust Indenture and Security Agreement dated as of August 12, 1999 among RBF Exploration Co., BTM Capital Corporation and Chase Bank of Texas, National Association, as trustee (incorporated by reference to
          Exhibit 10.251 to R&B Falcon's Annual Report on Form 10-K for the year ended December 31, 1999)

4.30 Second Supplemental Indenture and Amendment dated as of June 2, 2000 among RBF Exploration Co., BTM Capital Corporation, Nautilus Exploration Limited, R&B Falcon Deepwater (UK) Limited and Chase Bank of Texas, National Association, as trustee (incorporated by reference to Exhibit 4.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

4.31 Third Supplemental Indenture and Amendment dated as of February 20, 2001 among RBF Exploration Co., BTM Capital Corporation, RBF Nautilus Corporation, Nautilus Exploration Limited, R&B Falcon Deepwater (UK) Limited and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.1 Tax Sharing Agreement between Sonat Inc. and Sonat Offshore Drilling Inc. dated June 3, 1993 (incorporated by reference to Exhibit 10-(3) to the Company's Form 10-Q for the quarter ended June 30, 1993)

*10.2 Performance Award and Cash Bonus Plan of Sonat Offshore Drilling Inc. (incorporated by reference to Exhibit 10-(5) to the Company's Form 10-Q for the quarter ended June 30, 1993)

*10.3 Form of Sonat Offshore Drilling Inc. Executive Life Insurance Program Split Dollar Agreement and Collateral Assignment Agreement (incorporated by reference to Exhibit 10-(9) to the Company's Form 10-K for the year ended December 31, 1993)

*10.4     Employee  Stock  Purchase  Plan,  as  amended  and  restated effective
          January 1, 2000 (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-94551) filed January 12, 2000)

*10.5 First Amendment to the Amended and Restated Employee Stock Purchase Plan of Transocean Inc., effective as of January 31, 2001 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

*10.6 Long-Term Incentive Plan of Transocean Inc., as amended and restated effective January 1, 2000 (incorporated by reference to Annex B to the Company's Proxy Statement dated April 3, 2001)

*10.7 First Amendment to the Amended and Restated Long-Term Incentive Plan of Transocean Inc., effective as of January 31, 2001 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

*10.8 Second Amendment to the Amended and Restated Long-Term Incentive Plan of Transocean Inc., effective May 11, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

*10.9 Form of Employment Agreement dated May 14, 1999 between J. Michael Talbert, Robert L. Long, Donald R. Ray, Eric B. Brown and Barbara S. Koucouthakis, individually, and the Company (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1999)

*10.10 Deferred Compensation Plan of Transocean Offshore Inc., as amended and restated effective January 1, 2000 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

*10.11 Employment Matters Agreement dated as of December 13, 1999 among Schlumberger Limited, Sedco Forex Holdings Limited and Transocean Offshore Inc. (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-94551) filed January 12, 2000)

*10.12 Sedco Forex Employees Option Plan of Transocean Sedco Forex Inc. effective December 31, 1999 (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-94569) filed January 12, 2000)

*10.13 Employment Agreement dated September 22, 2000 between J. Michael Talbert and Transocean Offshore Deepwater Drilling Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2000)

*10.14 Employment Agreement dated October 3, 2000 between Jon C. Cole and Transocean Offshore Deepwater Drilling Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 2000)

*10.15 Agreement dated October 10, 2002 by and among Transocean Inc., Transocean Offshore Deepwater Drilling Inc. and J. Michael Talbert (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated October 10, 2002)

*10.16 Employment Agreement dated September 17, 2000 between Robert L. Long and Transocean Offshore Deepwater Drilling Inc. (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 2000)

*10.17 Agreement dated May 9, 2002 by and among Transocean Offshore Deepwater Drilling Inc. and Robert L. Long (incorporated by reference to Exhibit
          99.4  to  the  Company's  Current Report on Form 8-K dated October 10,
          2002)

*10.18 Employment Agreement dated September 26, 2000 between Donald R. Ray and Transocean Offshore Deepwater Drilling Inc. (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 30, 2000)

*10.19 Employment Agreement dated October 8, 2000 between W. Dennis Heagney and Transocean Offshore Deepwater Drilling Inc. (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 30, 2000)

*10.20 Employment Agreement dated September 20, 2000 between Eric B. Brown and Transocean Offshore Deepwater Drilling Inc. (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarter ended September 30, 2000)

*10.21 Employment Agreement dated October 4, 2000 between Barbara S. Koucouthakis and Transocean Offshore Deepwater Drilling Inc. (incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q for the quarter ended September 30, 2000)

*10.22 Employment Agreement dated July 15, 2002 by and among R&B Falcon Corporation, R&B Falcon Management Services, Inc. and Jan Rask (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2002)

*10.23 Consulting Agreement dated January 31, 2001 between Paul B. Loyd, Jr. and R&B Falcon Corporation (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

*10.24 Consulting Agreement dated December 13, 1999 between Victor E. Grijalva and Transocean Offshore Inc. (incorporated by reference to
          Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001)

*10.25 Amendment to Consulting Agreement between Transocean Offshore Inc. (now known as Transocean Inc.) and Victor E. Grijalva dated October 10, 2002 (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated October 10, 2002)

*10.26 1992 Long-Term Incentive Plan of Reading & Bates Corporation (incorporated by reference to Exhibit B to Reading & Bates' Proxy Statement dated April 27, 1992)

*10.27 1995 Long-Term Incentive Plan of Reading & Bates Corporation (incorporated by reference to Exhibit 99.A to Reading & Bates' Proxy Statement dated March 29, 1995)

*10.28 1995 Director Stock Option Plan of Reading & Bates Corporation (incorporated by reference to Exhibit 99.B to Reading & Bates' Proxy Statement dated March 29, 1995)

*10.29 1997 Long-Term Incentive Plan of Reading & Bates Corporation (incorporated by reference to Exhibit 99.A to Reading & Bates' Proxy Statement dated March 18, 1997)

*10.30 1998 Employee Long-Term Incentive Plan of R&B Falcon Corporation (incorporated by reference to Exhibit 99.A to R&B Falcon's Proxy Statement dated April 23,1998)

*10.31 1998 Director Long-Term Incentive Plan of R&B Falcon Corporation (incorporated by reference to Exhibit 99.B to R&B Falcon's Proxy Statement dated April 23,1998)

*10.32 1999 Employee Long-Term Incentive Plan of R&B Falcon Corporation (incorporated by reference to Exhibit 99.A to R&B Falcon's Proxy Statement dated April 13, 1999)

*10.33 1999 Director Long-Term Incentive Plan of R&B Falcon Corporation (incorporated by reference to Exhibit 99.B to R&B Falcon's Proxy Statement dated April 13, 1999)

10.34 Memorandum of Agreement dated November 28, 1995 between Reading and Bates, Inc., a subsidiary of Reading & Bates Corporation, and Deep Sea Investors, L.L.C. (incorporated by reference to Exhibit 10.110 to
          Reading  &  Bates'  Annual  Report  on  Form  10-K  for  1995)

10.35 Amended and Restated Bareboat Charter dated July 1, 1998 to Bareboat Charter M. G. Hulme, Jr. dated November 28, 1995 between Deep Sea Investors, L.L.C. and Reading & Bates Drilling Co., a subsidiary of Reading & Bates Corporation (incorporated by reference to Exhibit
          10.177 to R&B Falcon's Annual Report on Form 10-K for the year ended December 31, 1998)

10.36 Limited Liability Company Agreement dated October 28, 1996 between Conoco Development Company and RB Deepwater Exploration Inc. (incorporated by reference to Exhibit 10.162 to Reading & Bates' Annual Report on Form 10-K for the year ended December 31, 1996)

10.37 Amendment No. 1 dated February 7, 1997 to Limited Liability Company Agreement dated October 28, 1996 between Conoco Development Company and RB Deepwater Exploration Inc. (incorporated by reference to
          Exhibit 10.183 to R&B Falcon's Annual Report on Form 10-K for the year ended December 31, 1998)

10.38 Amendment No. 2 dated April 30, 1997 to Limited Liability Company Agreement dated October 28, 1996 between Conoco Development Company and RB Deepwater Exploration Inc. (incorporated by reference to
          Exhibit 10.184 to R&B Falcon's Annual Report on Form 10-K for the year ended December 31, 1998)

10.39 Amendment No. 3 dated April 24, 1998 to Limited Liability Company Agreement dated October 28, 1996 between Conoco Development Company and RB Deepwater Exploration Inc. (incorporated by reference to
          Exhibit 10.185 to R&B Falcon's Annual Report on Form 10-K for the year ended December 31, 1998)

10.40 Amendment No. 4 dated August 7, 1998 to Limited Liability Company Agreement dated October 28, 1996 between Conoco Development Company and RB Deepwater Exploration Inc. (incorporated by reference to
          Exhibit 10.186 to R&B Falcon's Annual Report on Form 10-K for the year ended December 31, 1998)

10.41 Participation Agreement dated as of July 30, 1998 among Deepwater Drilling L.L.C., Deepwater Investment Trust 1998-A, Wilmington Trust FSB and other Financial Institutions, as Certificate Purchasers, and RBF Deepwater Exploration Inc. and Conoco Development Company solely with respect to Sections 5.2 and 6.4 (incorporated by reference to
          Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.42 Limited Liability Company Agreement dated April 30, 1997 between Conoco Development II Inc. and RB Deepwater Exploration II Inc. (incorporated by reference to Exhibit 10.159 to R&B Falcon's Annual Report on Form 10-K for the year ended December 31, 1997)

10.43 Amendment No. 1 dated April 24, 1998 to Limited Liability Company Agreement dated April 30, 1997 between Conoco Development II Inc. and RB Deepwater Exploration II Inc. (incorporated by reference to Exhibit
          10.188 to R&B Falcon's Annual Report on Form 10-K for the year ended December 31, 1998)

10.44 Guaranty, dated as of July 30, 1998, made by R&B Falcon in favor of the Deepwater Investment Trust 1998-A, Wilmington Trust FSB, not in its individual capacity, but solely as Investment Trustee, Wilmington Trust Company, not in its individual capacity, except as specified herein,  but  solely  as  Charter  Trustee,  BA  Leasing  &  Capital
          Corporation, as Documentation Agent, ABN Amro Bank N.V., as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, BA Leasing & Capital Corporation, ABN Amro Bank N.V., Bank Austria Aktiengesellschaft New York Branch, The Bank of Nova Scotia,
          Bayerische Vereinsbank AG New York Branch, Commerzbank Aktiengesellschaft, Atlanta Agency, Credit Lyonnais New York Branch, Great-West Life and Annuity Insurance Company, Mees Pierson Capital Corporation, Westdeutsche Landesbank Girozentrale, New York Branch, as Certificate Purchasers, and ABN Amro Bank, N.V., Bank of America National Trust and Savings Association and The Bank of Nova Scotia, New York Branch, as Swap Counterparties, and the other parties named therein (incorporated by reference to Exhibit 10.1 to R&B Falcon's Quarterly Report on Form 10-Q for the quarter ended September 30,
          1998)

10.45 Letter agreement dated as of August 7, 1998 between RBF Deepwater Exploration Inc., an indirect subsidiary of R&B Falcon, and Conoco Development Company and Acknowledgment by Conoco Inc. and R&B Falcon

          (incorporated by reference to Exhibit 10.2 to R&B Falcon's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.46 Letter agreement dated as of August 7, 1998 between RBF Deepwater Exploration Inc., an indirect subsidiary of R&B Falcon, and Conoco Development Company and Acknowledgment by Conoco Inc. and R&B Falcon (incorporated by reference to Exhibit 10.3 to R&B Falcon's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.47 Amended and Restated Participation Agreement dated as of December 18, 2001 among Deepwater Drilling II L.L.C., Deepwater Investment Trust 1999-A, Wilmington Trust FSB, Wilmington Trust Company and other Financial Institutions, as Certificate Purchasers, solely with respect to Sections 2.15, 9.4, 12.13(b) and 12.13(d) Transocean Sedco Forex Inc. and Conoco Inc., and solely with respect to Sections 5.2 and 6.4, RBF Deepwater Exploration II Inc. and Conoco Development II Inc. (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.48 Appendix 1 to Amended and Restated Participation Agreement dated as of December 18, 2001 (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.49 Agreement dated as of August 31, 1991 among Reading & Bates, Arcade Shipping AS and Sonat Offshore Drilling, Inc. (incorporated by reference to Exhibit 10.40 to Reading & Bates' Annual Report on Form 10-K for the year ended December 30, 1991)

*10.50 Separation Agreement dated as of December 21, 2001 by and between Transocean Offshore Deepwater Drilling Inc. and W. Dennis Heagney (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

*10.51    Separation  Agreement  dated  as  of  July  23,  2002  by  and between
          Transocean Offshore Deepwater Drilling Inc. and Jon C. Cole (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2002)

+21       Subsidiaries  of  the  Company

+23.1     Consent  of  Ernst  &  Young  LLP

+24       Powers  of  Attorney

______________________________
*Compensatory  plan  or  arrangement.
+Filed  herewith.

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

REPORTS  ON  FORM  8-K

     The Company filed a Current Report on Form 8-K on October 10, 2002 announcing senior management appointments, a Current Report on Form 8-K on October 29, 2002 (information furnished not filed) announcing that the updated "Monthly Fleet Report" was available on the Company's website and a Current Report on Form 8-K on November 26, 2002 (information furnished not filed) announcing that the updated "Monthly Fleet Report" was available on the Company's website.

SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED; THEREUNTO DULY AUTHORIZED, ON MARCH 25, 2003.

                    TRANSOCEAN  INC.
                    By:  /s/  Gregory L. Cauthen
                       ----------------------------------
                    GREGORY  L.  CAUTHEN
                    SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED ON MARCH 25, 2003


          SIGNATURE                                  TITLE
          ---------                                  -----

     /s/  J.  Michael  Talbert           Chairman  of the Board of Directors
----------------------------------
     J.  MICHAEL  TALBERT


     /s/ Robert L. Long                  President and Chief Executive Officer
----------------------------------          (Principal  Executive  Officer)
     ROBERT  L.  LONG


     /s/  Gregory  L.  Cauthen           Senior  Vice  President,  Chief
----------------------------------       Financial  Officer  and  Treasurer
     GREGORY  L. CAUTHEN                 (Principal Financial Officer)


     /s/  Ricardo  H.  Rosa              Vice  President  and  Controller
----------------------------------       (Principal  Accounting Officer)
     RICARDO  H.  ROSA


             *                                     Director
----------------------------------
     VICTOR  E.  GRIJALVA


             *                                     Director
----------------------------------
     RONALD  L.  KUEHN,  JR.


             *                                     Director
----------------------------------
     ARTHUR  LINDENAUER


             *                                      Director
----------------------------------
     PAUL  B.  LOYD,  JR.


             *                                      Director
----------------------------------
     MARTIN  B.  MCNAMARA


             *                                      Director
----------------------------------
     ROBERTO  MONTI

          SIGNATURE                                  TITLE
          ---------                                  -----


             *                                      Director
----------------------------------
     RICHARD  A.  PATTAROZZI


             *                                      Director
----------------------------------
     ALAIN  ROGER


             *                                      Director
----------------------------------
     KRISTIAN  SIEM


             *                                      Director
----------------------------------
     IAN  C.  STRACHAN


By   /s/  William  E.  Turcotte
  --------------------------------
     WILLIAM  E.  TURCOTTE
     (ATTORNEY-IN-FACT)

                                 CERTIFICATIONS

                           Principal Executive Officer
                           ---------------------------

I,  Robert  L.  Long,  certify  that:

1.   I  have  reviewed  this  annual  report  on  Form  10-K of Transocean Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  March 25, 2003                /s/  Robert  L.  Long
                                          -------------------------------------
                                          Robert  L.  Long
                                          President and Chief Executive Officer

                           Principal Financial Officer
                           ---------------------------

I,  Gregory  L.  Cauthen,  certify  that:

1.   I  have  reviewed  this  annual  report  on  Form  10-K of Transocean Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  March 25, 2003               /s/  Gregory  L.  Cauthen
                                         -------------------------------------
                                         Gregory  L.  Cauthen
                                         Senior Vice  President, Chief Financial
                                         Officer  and  Treasurer