Form 10-Q
period 2003-03-31
TRANSOCEAN INC
filed 2003-05-12
CIK 1083269

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

       Registrants' telephone number, including area code: (713) 232-7500
                             ______________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes   X     No
                                                    -------    -------

     Indicate  by  check mark whether the registrant is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act).  Yes   X     No
                                                       -------    -------

     As of April 30, 2003, 319,773,020 ordinary shares, par value $0.01 per share, were outstanding.
================================================================================

                                 TRANSOCEAN INC.

                               INDEX TO FORM 10-Q

                          QUARTER ENDED MARCH 31, 2003

                                                                            Page
                                                                            ----

PART  I  -  FINANCIAL  INFORMATION
----------------------------------

     ITEM  1.  Financial  Statements  (Unaudited)

          Condensed  Consolidated  Statements  of  Operations
             Three  Months  Ended  March  31,  2003  and  2002 . . . . . . . 2

          Condensed Consolidated Statements of Comprehensive Income (Loss)
             Three  Months  Ended  March  31,  2003  and  2002 . . . . . . . 3

          Condensed  Consolidated  Balance  Sheets
             March  31,  2003  and  December  31,  2002. . . . . . . . . . . 4

          Condensed  Consolidated  Statements  of  Cash  Flows
             Three  Months  Ended  March  31,  2003  and  2002 . . . . . . . 5

          Notes  to  Condensed  Consolidated  Financial  Statements. . . . . 6

     ITEM  2.  Management's  Discussion  and  Analysis  of  Financial
          Condition  and  Results  of  Operations. . . . . . . . . . . . . .18

     ITEM  3.  Quantitative and Qualitative Disclosures about Market Risk. .35

     ITEM  4.  Controls  and  Procedures . . . . . . . . . . . . . . . . . .36

PART  II  -  OTHER  INFORMATION
-------------------------------

     ITEM  1.  Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . .37

     ITEM  6.  Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . .38

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

     The condensed consolidated financial statements of Transocean Inc. and its consolidated subsidiaries (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

                                    TRANSOCEAN INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (In millions, except per share data)
                                               (Unaudited)

                                                                           Three Months Ended March 31,
                                                                          ------------------------------
                                                                               2003            2002
                                                                          --------------  --------------
Operating Revenues
  Contract drilling revenues                                              $       589.6   $       667.9
  Client reimbursable revenues                                                     26.4               -
------------------------------------------------------------------------  --------------  --------------
                                                                                  616.0           667.9
------------------------------------------------------------------------  --------------  --------------
Costs and Expenses
  Operating and maintenance                                                       374.1           381.0
  Depreciation                                                                    126.8           125.6
  General and administrative                                                       13.9            19.8
  Impairment loss on long-lived assets                                              1.0             1.1
  Gain from sale of assets, net                                                    (1.4)           (1.9)
------------------------------------------------------------------------  --------------  --------------
                                                                                  514.4           525.6
------------------------------------------------------------------------  --------------  --------------

Operating Income                                                                  101.6           142.3

Other Income (Expense), net
  Equity in earnings of joint ventures                                              3.6             1.9
  Interest income                                                                   6.9             4.2
  Interest expense                                                                (52.6)          (55.9)
  Other, net                                                                       (0.6)           (0.7)
------------------------------------------------------------------------  --------------  --------------
                                                                                  (42.7)          (50.5)
------------------------------------------------------------------------  --------------  --------------
Income Before Income Taxes, Minority Interest and
  Cumulative Effect of a Change in Accounting Principle                            58.9            91.8
Income Tax Expense                                                                 11.8            13.8
Minority Interest                                                                  (0.1)            0.7
------------------------------------------------------------------------  --------------  --------------

Net Income Before Cumulative Effect of a Change in Accounting Principle            47.2            77.3
Cumulative Effect of a Change in Accounting Principle                                 -        (1,363.7)
------------------------------------------------------------------------  --------------  --------------

Net Income (Loss)                                                         $        47.2   $    (1,286.4)
========================================================================  ==============  ==============

Basic Earnings (Loss) Per Share
  Income Before Cumulative Effect of a Change in Accounting Principle     $        0.15   $        0.24
  Loss on Cumulative Effect of a Change in Accounting Principle                       -           (4.27)
------------------------------------------------------------------------  --------------  --------------
   Net Income (Loss)                                                      $        0.15   $       (4.03)
========================================================================  ==============  ==============

Diluted Earnings (Loss) Per Share
  Income Before Cumulative Effect of a Change in Accounting Principle     $        0.15   $        0.24
  Loss on Cumulative Effect of a Change in Accounting Principle                       -           (4.22)
------------------------------------------------------------------------  --------------  --------------
   Net Income (Loss)                                                      $        0.15   $       (3.98)
========================================================================  ==============  ==============

Weighted Average Shares Outstanding
  Basic                                                                           319.7           319.1
------------------------------------------------------------------------  --------------  --------------
  Diluted                                                                         321.6           323.1
------------------------------------------------------------------------  --------------  --------------

Dividends Paid per Share                                                  $           -   $        0.03
------------------------------------------------------------------------  --------------  --------------
                                      See accompanying notes.

                             TRANSOCEAN INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                       (In millions)
                                        (Unaudited)

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                              2003           2002
                                                                         --------------  ------------
Net income (loss)                                                        $        47.2   $  (1,286.4)
-----------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax
  Amortization of gain on terminated interest rate swaps                             -          (0.1)
  Change in unrealized loss on securities available for sale                         -           0.1
  Change in share of unrealized loss in unconsolidated joint venture's
    interest rate swaps                                                           (0.3)          3.1
  Minimum pension liability adjustments                                            0.7             -
-----------------------------------------------------------------------------------------------------
Other comprehensive income                                                         0.4           3.1
-----------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                                        $        47.6   $  (1,283.3)
=====================================================================================================



                            See accompanying notes.

                                  TRANSOCEAN INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In millions, except share data)


                                                                        March 31,    December 31,
                                                                          2003           2002
                                                                       -----------  --------------
                                                                       (Unaudited)
                                            ASSETS

Cash and Cash Equivalents                                              $  1,520.4   $     1,214.2
Accounts Receivable, net of allowance for doubtful accounts of $17.3
    and $20.8 at March 31, 2003 and December 31, 2002, respectively         481.7           499.3
Materials and Supplies, net of allowance for obsolescence of $18.6
    at March 31, 2003 and December 31, 2002                                 157.1           155.8
Deferred Income Taxes                                                        17.1            21.9
Other Current Assets                                                         53.7            20.5
--------------------------------------------------------------------------------------------------
    Total Current Assets                                                  2,230.0         1,911.7
--------------------------------------------------------------------------------------------------

Property and Equipment                                                   10,201.6        10,198.0
Less Accumulated Depreciation                                             2,290.2         2,168.2
--------------------------------------------------------------------------------------------------
    Property and Equipment, net                                           7,911.4         8,029.8
--------------------------------------------------------------------------------------------------

Goodwill, net                                                             2,190.6         2,218.2
Investments in and Advances to Joint Ventures                               110.7           108.5
Deferred Income Taxes                                                        26.2            26.2
Other Assets                                                                193.5           370.7
--------------------------------------------------------------------------------------------------
    Total Assets                                                       $ 12,662.4   $    12,665.1
==================================================================================================

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable                                                       $    132.6   $       134.1
Accrued Income Taxes                                                         18.8            59.5
Debt Due Within One Year                                                  1,051.7         1,048.1
Other Current Liabilities                                                   295.2           262.2
--------------------------------------------------------------------------------------------------
    Total Current Liabilities                                             1,498.3         1,503.9
--------------------------------------------------------------------------------------------------

Long-Term Debt                                                            3,568.1         3,629.9
Deferred Income Taxes                                                       102.4           107.2
Other Long-Term Liabilities                                                 291.9           282.7
--------------------------------------------------------------------------------------------------
    Total Long-Term Liabilities                                           3,962.4         4,019.8
--------------------------------------------------------------------------------------------------

Commitments and Contingencies

Preference Shares, $0.10 par value; 50,000,000 shares authorized,
    none issued and outstanding                                                 -               -
Ordinary Shares, $0.01 par value; 800,000,000 shares authorized,
    319,768,212 and 319,219,072 shares issued and outstanding at
    March 31, 2003 and December 31, 2002, respectively                        3.2             3.2
Additional Paid-in Capital                                               10,635.8        10,623.1
Accumulated Other Comprehensive Loss                                        (31.1)          (31.5)
Retained Deficit                                                         (3,406.2)       (3,453.4)
--------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                            7,201.7         7,141.4
--------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                         $ 12,662.4   $    12,665.1
==================================================================================================

                            See accompanying notes.

                                TRANSOCEAN INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In millions)
                                          (Unaudited)

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                        2003           2002
                                                                    -------------  -------------
Cash Flows from Operating Activities
  Net income (loss)                                                 $       47.2   $    (1286.4)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities
      Depreciation                                                         126.8          125.6
      Impairment loss on goodwill                                              -         1363.7
      Stock-based compensation expense                                       1.5            0.2
      Deferred income taxes                                                 27.6          (23.3)
      Equity in earnings of joint ventures                                  (3.6)          (1.9)
      Net gain from disposal of assets                                      (0.7)             -
      Impairment loss on long-lived assets                                   1.0            1.1
      Amortization of debt-related discounts/premiums, fair value
        adjustments and issue costs, net                                    (1.8)           1.3
      Deferred income, net                                                   7.0           (5.4)
      Deferred expenses, net                                                (4.8)           7.4
      Other, net                                                             5.8            5.0
      Changes in operating assets and liabilities
          Accounts receivable                                               17.6           (8.9)
          Accounts payable and other current liabilities                    42.4           (4.6)
          Income taxes receivable/payable, net                             (40.7)          15.8
          Other current assets                                             (34.5)         (27.6)
------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                  190.8          162.0
------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
  Capital expenditures                                                     (24.4)         (47.7)
  Proceeds from disposal of assets, net                                      2.2           43.4
  Joint ventures and other investments, net                                  1.4           (3.6)
------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                      (20.8)          (7.9)
------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
  Repayments under commercial paper program                                    -         (326.4)
  Repayments on other debt instruments                                     (47.8)         (85.0)
  Cash from termination of interest rate swaps                             173.5              -
  Net proceeds from issuance of ordinary shares under
    stock-based compensation plans                                          10.9            9.1
  Dividends paid                                                               -           (9.6)
  Financing costs                                                              -           (8.2)
  Other, net                                                                (0.4)           0.7
------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                        136.2         (419.4)
------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                       306.2         (265.3)
------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Period                         1,214.2          853.4
------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                          $    1,520.4   $      588.1
================================================================================================

                                  See accompanying notes.

                        TRANSOCEAN INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  1 - PRINCIPLES  OF  CONSOLIDATION

     Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company") is a leading international provider of offshore and inland marine contract drilling services for oil and gas wells. As of March 31, 2003, the Company owned, had partial ownership interests in or operated more than 170 mobile offshore and barge drilling units. The Company contracts its drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells.

     Intercompany transactions and accounts have been eliminated. The equity method of accounting is used for investments in joint ventures where the Company's ownership is between 20 and 50 percent and for investments in joint ventures owned more than 50 percent where the Company does not have control of the joint venture. The cost method of accounting is used for investments in joint ventures where the Company's ownership is less than 20 percent and the Company does not have control of the joint venture.

NOTE  2 - GENERAL

     BASIS OF CONSOLIDATION - The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with accounting principles generally accepted in the United States ("U.S.") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any future period. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

     SUPPLEMENTARY CASH FLOW INFORMATION - Cash payments for interest and income taxes, net, were $14.8 million and $24.3 million, respectively, for the three months ended March 31, 2003 and $8.8 million and $21.3 million, respectively, for the three months ended March 31, 2002.

     GOODWILL - In accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. Management has determined that the Company's reporting units are the same as its operating segments for the purpose of allocating goodwill and the subsequent testing of goodwill for impairment. Goodwill resulting from the merger transaction with Sedco Forex Holdings Limited was allocated 100 percent to the Company's International and U.S. Floater
Contract Drilling Services segment. Goodwill resulting from the merger transaction (the "R&B Falcon merger") with R&B Falcon Corporation ("R&B Falcon", now known as "TODCO") was allocated to the Company's two reporting units, International and U.S. Floater Contract Drilling Services and Gulf of Mexico Shallow and Inland Water, at a ratio of

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

68 percent and 32 percent, respectively. The allocation was determined based on the percentage of each reporting unit's assets at fair value to the total fair value of assets acquired in the R&B Falcon merger. The fair value was determined from a third party valuation.

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

     The Company's goodwill balance, after giving effect to the goodwill write-downs, was $2.2 billion as of March 31, 2003. The changes in the carrying amount of goodwill as of March 31, 2003 are as follows (in millions):

                                                           Balance at                Balance at
                                                           January 1,                 March 31,
                                                              2003       Other (a)      2003
                                                           -----------  ------------  ---------

International and U.S. Floater Contract Drilling Services  $   2,218.2  $     (27.6)  $2,190.6

_________________
(a)     Represents  favorable  adjustments during 2003 of non-U.S. tax-related pre-acquisition contingencies  related  to  the  R&B  Falcon  merger.

     IMPAIRMENT OF OTHER LONG-LIVED ASSETS - The carrying value of long-lived assets, principally property and equipment, is reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For property and equipment held for use, the determination of recoverability is made based upon the estimated undiscounted future net cash flows of the related asset or group of assets being evaluated. Property and equipment held for sale are recorded at the lower of net book value or net realizable value. See Note 6.

     CAPITALIZED INTEREST - Interest costs for the construction and upgrade of qualifying assets are capitalized. No interest was capitalized for the three months ended March 31, 2003 and 2002.

     INCOME TAXES - Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The income tax rates imposed by these taxing authorities vary substantially. Taxable income may differ from pre-tax income for financial accounting purposes. There is no expected relationship between the provision for income taxes and income before income taxes because the countries have different taxation regimes, which vary not only with respect to nominal rate but also in terms of the availability of deductions, credits and other benefits. Variations also arise because income earned and taxed in any particular country or countries may fluctuate from period to period. These factors, combined with lower expected financial results for the year, are expected to lead to a higher effective tax rate.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

     COMPREHENSIVE INCOME - The components of accumulated other comprehensive income (loss) as of March 31, 2003 and December 31, 2002 are as follows (in millions):

                                                       Unrealized        Other
                                         Gain on        Loss on       Comprehensive
                                       Terminated      Available-    Loss Related to     Minimum      Total Other
                                      Interest Rate     for-Sale     Unconsolidated      Pension     Comprehensive
                                          Swap         Securities     Joint Venture     Liability    Income (Loss)
                                     ---------------  ------------  -----------------  -----------  ---------------
Balance at December 31, 2002         $          3.6   $      (0.6)  $           (2.0)  $    (32.5)  $        (31.5)
  Other comprehensive income (loss)               -             -               (0.3)         0.7              0.4
                                     ---------------  ------------  -----------------  -----------  ---------------
Balance at March 31, 2003            $          3.6   $      (0.6)  $           (2.3)  $    (31.8)  $        (31.1)
                                     ===============  ============  =================  ===========  ===============

     SEGMENTS - The Company's operations are aggregated into two reportable segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. The Company provides services with different types of drilling equipment in several geographic regions. The location of the Company's operating assets and the allocation of resources to build or upgrade drilling units is determined by the activities and needs of clients. See Note 5.

     INTERIM FINANCIAL INFORMATION - The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of results of operations for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified.

     STOCK-BASED COMPENSATION - Through December 31, 2002 and in accordance with the provisions of SFAS 123, Accounting for Stock-Based Compensation, the Company had elected to follow the Accounting Principles Board Opinion ("APB") 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock-based compensation plans. Effective January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation using the prospective method of transition under SFAS 123.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

     If compensation expense for grants to employees under the incentive plan and the stock purchase plan for the periods prior to December 31, 2002 were recognized using the fair value method of accounting under SFAS 123 rather than the intrinsic value method under APB 25, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below (in millions, except per share data):

                                                                              Three Months Ended
                                                                                   March  31,
                                                                              ------------------
                                                                               2003      2002
                                                                              ------  ----------
     Net Income (Loss) as Reported                                            $47.2   $(1,286.4)

       Add back: Stock-based compensation expense included in reported
         net income (loss), net of related tax effects                          1.2         0.2
       Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects
           Incentive Plan                                                      (4.6)       (4.4)
           Employee Stock Purchase Plan                                        (0.9)       (0.6)

                                                                              ------  ----------
       Pro Forma net income (loss)                                            $42.9   $(1,291.2)
                                                                              ======  ==========

     Basic Earnings (Loss) Per Share
       As Reported                                                            $0.15   $   (4.03)
       Pro Forma                                                               0.13       (4.05)

     Diluted Earnings (Loss) Per Share
       As Reported                                                            $0.15   $   (3.98)
       Pro Forma                                                               0.13       (4.00)

     NEW ACCOUNTING PRONOUNCEMENTS - In January 2003, the FASB issued Interpretation ("FIN") 46, Consolidation of Variable Interest Entities. FIN 46 requires companies with a variable interest in a variable interest entity to apply this guidance to that entity as of the beginning of the first interim period beginning after June 15, 2003 for existing interests and immediately for new interests. The application of the guidance could result in the consolidation of a variable interest entity. The Company is evaluating the impact of this interpretation on its consolidated financial position and results of operations.

     Effective January 2003, the Company implemented Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenues Gross as a Principal versus Net as an Agent. As a result of the implementation of the EITF, the costs incurred and charged to the Company's clients on a reimbursable basis are recognized as operating and maintenance expense. In addition, the amounts billed to the Company's clients associated with these reimbursable costs are being recognized as client reimbursable revenue. Management expects client reimbursable revenues and operating and maintenance expense to be between $80 million and $100 million as a result of the implementation of EITF 99-19. The change in accounting principle will have no effect on the Company's results of operations or consolidated financial position. Prior periods have not been reclassified, as these amounts were not material.

     RECLASSIFICATIONS - Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

NOTE  3  -  DEBT

     Debt, net of unamortized discounts, premiums and fair value adjustments, is comprised of the following (in millions):

                                                                               March 31,   December 31,
                                                                                  2003         2002
                                                                               ----------  -------------

6.5% Senior Notes, due April 2003(a)                                           $    239.5  $       239.7
Zero Coupon Convertible Debentures, due May 2020 (put options exercisable
  May 2003, May 2008 and May 2013) (a)(c)                                           531.0          527.2
9.125% Senior Notes, due December 2003                                               88.8           89.5
Amortizing Term Loan Agreement - Final Maturity December 2004                       262.5          300.0
6.75% Senior Notes, due April 2005 (b)                                              367.5          371.8
7.31% Nautilus Class A1 Amortizing Notes - Final Maturity May 2005                   94.8          104.7
9.41% Nautilus Class A2 Notes, due May 2005(a)                                       51.5           51.7
6.95% Senior Notes, due April 2008 (b)                                              272.6          277.2
9.5% Senior Notes, due December 2008 (b)                                            365.5          371.8
6.625% Notes, due April 2011 (b)                                                    805.5          803.7
7.375% Senior Notes, due April 2018                                                 250.5          250.5
1.5% Convertible Debentures, due May 2021 (put options exercisable May 2006,
  May 2011 and May 2016)                                                            400.0          400.0
8% Debentures, due April 2027                                                       198.0          198.0
7.45% Notes, due April 2027 (put options exercisable April 2007)                     94.7           94.6
7.5% Notes, due April 2031                                                          597.4          597.4
Other                                                                                   -            0.2
                                                                               ----------  -------------
   Total Debt                                                                     4,619.8        4,678.0
   Less Debt Due Within One Year (c)                                              1,051.7        1,048.1
                                                                               ----------  -------------
   Total Long-Term Debt                                                        $  3,568.1  $     3,629.9
                                                                               ==========  =============

_______________
(a)  See Note 11.
(b) At December 31, 2002, the Company was a party to interest rate swap agreements with respect to these debt instruments. See Note 4.
(c) The Zero Coupon Convertible Debentures are classified as debt due within one year since the put options can be exercised in May 2003.

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

                                                                  Twelve
                                                                  Months
                                                                  Ending
                                                                 March 31,
                                                              -------------

                                        2004                  $  1,062.6
                                        2005                       158.0
                                        2006                       407.9
                                        2007                       400.0
                                        2008                       100.0
                                        Thereafter               2,300.0
                                                              -------------
                                           Total              $  4,428.5
                                                              =============

     Commercial Paper Program - The Company has two revolving credit agreements, described below, which provide liquidity for commercial paper borrowings. At March 31, 2003, no amounts were outstanding under the Commercial Paper Program.

     Revolving Credit Agreements - The Company is a party to two revolving credit agreements, a $550.0 million five-year revolving credit agreement dated December 29, 2000 and a $250.0 million 364-day revolving credit agreement dated December 26, 2002. In addition to providing for commercial paper borrowings, these credit lines may also be drawn on directly. At March 31, 2003, no amounts were outstanding under either of these revolving credit agreements.

     Term Loan Agreement - The Company is a party to an amortizing unsecured five-year term loan agreement dated December 16, 1999. Amounts outstanding under the Term Loan Agreement bear interest, at the Company's option, at a base rate or London Interbank Offered Rate ("LIBOR") plus a margin that varies depending on the Company's senior unsecured public debt rating. At March 31, 2003, the margin was 0.70 percent per annum. The debt began to amortize in March 2002, at a rate of $25.0 million per quarter in 2002. In 2003 and 2004, the debt amortizes at a rate of $37.5 million per quarter. As of March 31, 2003, $262.5 million was outstanding under this agreement.

     Exchange Offer - In March 2002, the Company completed exchange offers and consent solicitations for TODCO's 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5%
Senior Notes ("the Exchange Offer"). As a result of the Exchange Offer, approximately $234.5 million, $342.3 million, $247.8 million, $246.5 million, $76.9 million and $289.8 million principal amount of TODCO's outstanding 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% Senior Notes, respectively, were exchanged for the Company's newly issued 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5%
Senior Notes having the same principal amount, interest rate, redemption terms and payment and maturity dates. Because the holders of a majority in principal amount of each of these series of notes consented to the proposed amendments to the applicable indenture pursuant to which the notes were issued, some covenants, restrictions and events of default were eliminated from the indentures with respect to these series of notes. After the Exchange Offer, approximately $5.0 million, $7.7 million, $2.2 million, $3.5 million, $10.2 million and $10.2 million principal amount of the outstanding 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% Senior Notes, respectively, not exchanged remain the obligation of TODCO. These notes are combined with the notes of the corresponding series issued by the Company in the above table. In connection with the Exchange Offer, TODCO paid $8.3 million in consent payments to holders of TODCO's notes whose notes were exchanged. The consent payments are being amortized as an increase to interest expense over the remaining term of the respective notes and such amortization is expected to be approximately $1.1 million in 2003.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

NOTE  4  -  INTEREST  RATE  SWAPS

     In June 2001, the Company entered into interest rate swap agreements in the aggregate notional amount of $700.0 million with a group of banks relating to the Company's $700.0 million aggregate principal amount of 6.625% Notes due April 2011. In February 2002, the Company entered into interest rate swap agreements with a group of banks in the aggregate notional amount of $900.0 million relating to the Company's $350.0 million aggregate principal amount of 6.75% Senior Notes due April 2005, $250.0 million aggregate principal amount of 6.95% Senior Notes due April 2008 and $300.0 million aggregate principal amount of 9.5% Senior Notes due December 2008. The objective of each transaction was to protect the debt against changes in fair value due to changes in the benchmark interest rate. Under each interest rate swap, the Company received the fixed rate equal to the coupon of the hedged item and paid the floating rate (LIBOR) plus a margin of 50 basis points, 246 basis points, 171 basis points and 413 basis points, respectively, which were designated as the respective benchmark interest rates, on each of the interest payment dates until maturity of the respective notes. The hedges were considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rates over their term. As a result, the shortcut method applied and there was no need to periodically reassess the effectiveness of the hedges during the term of the swaps.

     In January 2003, the Company terminated the swaps with respect to its 6.75%, 6.95% and 9.5% Senior Notes. In March 2003, the Company terminated the swaps with respect to its 6.625% Notes. As a result of these terminations, the Company received cash proceeds, net of accrued interest, of approximately $173.5 million that was recognized as a fair value adjustment to long-term debt in the Company's consolidated balance sheet and is being amortized as a reduction to interest expense over the life of the underlying debt. Such amortization is expected to be approximately $23.1 million ($0.07 per diluted share) in 2003.

     Deepwater Drilling LLC, an unconsolidated subsidiary in which the Company has a 50 percent ownership interest, has entered into interest rate swaps with aggregate market values netting to a liability of $5.0 million at March 31, 2003. The Company's interest in these swaps was included in accumulated other comprehensive income, net of tax, with corresponding reductions to deferred income taxes and investments in and advances to joint ventures.

NOTE  5  -  SEGMENTS

     The Company's operations are aggregated into two reportable segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. The International and U.S. Floater Contract Drilling Services segment consists of fifth-generation semisubmersibles and drillships, other deepwater semisubmersibles and drillships, mid-water semisubmersibles and drillships, non-U.S. jackup drilling rigs, other mobile offshore drilling units and other assets used in support of offshore drilling activities and offshore support services. The Gulf of Mexico Shallow and Inland Water segment consists of jackup and submersible drilling rigs and inland drilling barges located in the U.S. Gulf of Mexico and Trinidad, as well as land and lake barge drilling units located in Venezuela. The Company provides services with different types of drilling equipment in several geographic regions. The location of the Company's rigs and the allocation of resources to build or upgrade rigs is determined by the activities and needs of clients. Accounting policies of the segments are the same as those described in Note 2. The Company accounts for intersegment revenue and expenses as if the revenue or expenses were to third parties at current market prices.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

     Operating revenues and income before income taxes, minority interest and cumulative effect of a change in accounting principle by segment are as follows (in millions):

                                                                Three Months Ended
                                                                     March 31,
                                                                 ----------------
                                                                  2003     2002
                                                                 -------  -------

Operating Revenues
  International and U.S. Floater Contract Drilling Services      $562.7   $623.2
  Gulf of Mexico Shallow and Inland Water                          53.3     44.7
                                                                 -------  -------
     Total Operating Revenues                                    $616.0   $667.9
                                                                 -------  -------

Operating income before general and administrative expense
  International and U.S. Floater Contract Drilling Services      $144.0   $194.9
  Gulf of Mexico Shallow and Inland Water                         (28.5)   (32.8)
                                                                 -------  -------
                                                                  115.5    162.1
  Unallocated general and administrative expense                  (13.9)   (19.8)
  Unallocated other income (expense), net                         (42.7)   (50.5)
                                                                 -------  -------
     Income before Income Taxes, Minority Interest and
       Cumulative Effect of a Change in Accounting Principle     $ 58.9   $ 91.8
                                                                 =======  =======

        Total assets by segment were as follows (in millions):

                                                            March 31,   December 31,
                                                              2003         2002
                                                           ----------  -------------

International and U.S. Floater Contract Drilling Services  $ 11,820.5  $    11,804.1
Gulf of Mexico Shallow and Inland Water                         841.9          861.0
                                                           ----------  -------------
  Total Assets                                             $ 12,662.4  $    12,665.1
                                                           ==========  =============

NOTE  6  -  ASSET  DISPOSITIONS  AND  IMPAIRMENT  LOSS

     In January 2003, in the International and U.S. Floater Contract Drilling Services segment, the Company completed the sale of a jackup rig, the RBF 160, for net proceeds of $13.0 million and recognized a net after-tax gain of $0.2 million. The proceeds were received in December 2002.

     During the three months ended March 31, 2003, the Company settled an insurance claim and sold certain other assets for net proceeds of approximately $2.2 million and recorded net after-tax gains of $1.2 million in the Company's International and U.S. Floater Contract Drilling Services segment.

     In March 2002, in the International and U.S. Floater Contract Drilling Services segment, the Company sold two semisubmersible rigs, the Transocean 96 and Transocean 97, for net proceeds of $30.7 million and recognized net after-tax gains of $1.3 million.

     During the three months ended March 31, 2002, the Company settled an insurance claim and sold certain other assets for net proceeds of approximately $12.7 million and recorded net after-tax gains of $0.5 million in the Company's International and U.S. Floater Contract Drilling Services segment and net after-tax losses of $0.6 million in the Company's Gulf of Mexico Shallow and Inland Water segment.

     During the three months ended March 31, 2003, the Company recorded a pre-tax non-cash impairment charge in the International and U.S. Floater
Contract  Drilling  Services  segment  of  $1.0 million, which resulted from the

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

Company's decision to discontinue its leases on its oil and gas properties. The impairment was determined and measured based on the remaining book value of the asset at the time the decision was made to discontinue the leases.

     During the three months ended March 31, 2002, the Company recorded a pre-tax non-cash impairment charge related to an asset held for sale in the Gulf of Mexico Shallow and Inland Water segment of $1.1 million, which resulted from deterioration in market conditions. The impairment was determined and measured based on an estimate of fair value derived from an offer from a potential buyer.

NOTE  7  -  EARNINGS  PER  SHARE

     The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in millions, except per share data):

                                                                           Three Months Ended
                                                                               March  31,
                                                                         ----------------------
                                                                            2003        2002
                                                                         ----------  ----------
NUMERATOR FOR BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Income Before Cumulative Effect of a Change in Accounting Principle      $    47.2   $    77.3
Cumulative Effect of a Change in Accounting Principle                            -    (1,363.7)
                                                                         ----------  ----------
Net Income (Loss)                                                        $    47.2   $(1,286.4)
                                                                         ==========  ==========

DENOMINATOR FOR DILUTED EARNINGS (LOSS) PER SHARE
Weighted-average shares outstanding for basic earnings per share             319.7       319.1
   Effect of dilutive securities:
      Employee stock options and unvested stock grants                         1.3         2.3
      Warrants to purchase ordinary shares                                     0.6         1.7
                                                                         ----------  ----------
Adjusted weighted-average shares and assumed conversions for
     diluted earnings per share                                              321.6       323.1
                                                                         ==========  ==========

BASIC EARNINGS (LOSS) PER SHARE
   Income Before Cumulative Effect of a Change in Accounting Principle   $    0.15   $    0.24
   Cumulative Effect of a Change in Accounting Principle                         -       (4.27)
                                                                         ----------  ----------
   Net Income (Loss)                                                     $    0.15   $   (4.03)
                                                                         ==========  ==========

DILUTED EARNINGS (LOSS) PER SHARE
   Income Before Cumulative Effect of a Change in Accounting Principle   $    0.15   $    0.24
   Cumulative Effect of a Change in Accounting Principle                         -       (4.22)
                                                                         ----------  ----------
   Net Income (Loss)                                                     $    0.15   $   (3.98)
                                                                         ==========  ==========

     Ordinary shares subject to issuance pursuant to the conversion features of the convertible debentures are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share because the effect of including those shares is anti-dilutive.

NOTE  8  -  CONTINGENCIES

     Legal Proceedings - In 1990 and 1991, two of the Company's subsidiaries were served with various assessments collectively valued at approximately $7 million from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services. The Company believes that neither subsidiary is liable for the taxes and has contested the assessments in the Brazilian administrative and court systems. The Brazil Supreme Court rejected the Company's appeal of an adverse lower court's ruling with respect to a June 1991 assessment, which was valued at approximately

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

$6 million. The Company plans to challenge the assessment in a separate proceeding. The Company recently received a favorable ruling from the Brazil Superior Court of Justice in connection with a disputed August 1990 assessment. The Company is awaiting a ruling from the Taxpayer's Council in connection with an October 1990 assessment. If the Company's defenses are ultimately unsuccessful, the Company believes that the Brazilian government-controlled oil company, Petrobras, has a contractual obligation to reimburse the Company for municipal tax payments required to be paid by them. The Company does not expect the liability, if any, resulting from these assessments to have a material adverse effect on its business or consolidated financial position.

     In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration and affiliates and Samuel Geary and Associates Inc. against the Company, certain underwriters at Lloyd's (the "Underwriters") and an insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons, expenses and interest. The Company and the Underwriters appealed such judgment, and the Louisiana Court of Appeals reduced the amount for which the Company may be responsible to less than $10 million. The plaintiffs requested that the Supreme Court of Louisiana consider the matter and reinstate the original verdict. The Company and the Underwriters also appealed to the Supreme Court of Louisiana requesting that the Court reduce the verdict or, in the case of the Underwriters, eliminate any liability for the verdict. Prior to the Supreme Court of Louisiana ruling on all such petitions, the Company settled with the St. Mary group of plaintiffs and the State of Louisiana. Thereafter, the Supreme Court of Louisiana denied the applications for consideration by the remaining plaintiffs but has not yet ruled on the Company's application or the application of the Underwriters. The plaintiffs may seek rehearing of the decision. The Company believes that any amounts, apart from a small deductible, paid in settlement or which may ultimately be paid to the remaining plaintiffs are covered by relevant primary and excess liability insurance policies. However, the insurers and Underwriters have denied all coverage. The Company has instituted litigation against those insurers and Underwriters to enforce its rights under the relevant policies. While the Company cannot predict the outcome of such litigation, it does not expect that the ultimate outcome of this case will have a material adverse effect on its business or consolidated financial position.

     The Company has certain other actions or claims pending that have been previously discussed and reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and the Company's other reports filed with the Securities and Exchange Commission. There have been no material developments in these previously reported matters. The Company and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of the Company's business. The Company does not believe that ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on its business or consolidated financial position.

     Letters of Credit and Surety Bonds - The Company had letters of credit outstanding at March 31, 2003 totaling $61.2 million. These letters of credit guarantee various contract bidding and insurance activities under various lines provided by several banks.

     As is customary in the contract drilling business, the Company also has various surety bonds totaling $138.8 million in place that secure customs obligations relating to the importation of its rigs and certain performance and other obligations.

NOTE  9  -  RELATED  PARTY  TRANSACTIONS

     Delta Towing - In January 2003, Delta Towing LLC ("Delta Towing") failed to make its scheduled quarterly interest payment of $1.7 million on the notes receivable. The Company signed a 90-day waiver of the terms requiring payment of interest. As of March 31, 2003, payment had not been received. At March 31, 2003, the Company had interest receivable from Delta Towing of $2.9 million. See
Note  11.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

NOTE  10  -  RESTRUCTURING  CHARGES

     In September 2002, the Company committed to a restructuring plan to close its engineering office in Montrouge, France. The Company established a liability of $2.8 million for the estimated severance-related costs associated with the involuntary termination of 16 employees pursuant to this plan. The charge was reported as operating and maintenance expense in the International and U.S. Floater Contract Drilling Services segment in the Company's consolidated statements of operations. Through March 31, 2003, $2.2 million had been paid to 15 employees whose positions were eliminated as a result of this plan. The Company anticipates that substantially all amounts will be paid by the end of the second quarter of 2003.

     In September 2002, the Company committed to a restructuring plan for a staff reduction in Norway as a result of a decline in activity in that region. The Company established a liability of $1.2 million for the estimated severance-related costs associated with the involuntary termination of six employees pursuant to this plan. The charge was reported as operating and maintenance expense in the International and U.S. Floater Contract Drilling Services segment in the Company's consolidated statements of operations. Through March 31, 2003, $0.7 million had been paid representing full or partial payments to five employees whose positions are being eliminated as a result of this plan. The Company anticipates that substantially all amounts will be paid by the end of the first quarter of 2005.

     In September 2002, the Company committed to a restructuring plan to consolidate certain functions and offices utilized in its Gulf of Mexico Shallow and Inland Water segment. The plan resulted in the closure of an administrative office and warehouse in Louisiana and relocation of most of the operations and administrative functions previously conducted at that location. The Company established a liability of $1.2 million for the estimated severance-related costs associated with the involuntary termination of 57 employees pursuant to this plan. The charge was reported as operating and maintenance expense in the Company's consolidated statements of operations. Through March 31, 2003, $1.1 million had been paid to 44 employees whose employment has been terminated as a result of this plan. The Company anticipates that substantially all amounts will be paid by the end of the second quarter of 2003.

NOTE  11  -  SUBSEQUENT  EVENTS

     Debt Repayments - In April 2003, the Company repaid all of the $239.5 million principal amount outstanding 6.5% Senior Notes, plus accrued and unpaid interest, in accordance with their scheduled maturities. The Company funded the repayment from existing cash balances.

     In May 2003, the Company intends to repurchase and retire the entire $50.0 million principal amount outstanding 9.41% Nautilus Class A2 Notes due May 2005. The Company expects to record a pre-tax loss on retirement of debt of approximately $6.0 million. The Company expects to fund the repurchases from existing cash balances. No assurance can be given that the Company will be able to complete this repurchase on the expected terms or otherwise.

     Zero Coupon Convertible Debentures - On April 25, 2003, the Company announced that holders of its Zero Coupon Convertible Debentures due May 24, 2020 have the option to require the Company to repurchase their debentures as of May 24, 2003. Each holder of the debentures has the right to require the Company to repurchase on May 24, 2003 all or any part of such holder's debentures at a repurchase price of $628.57 per $1,000 principal amount. Under the terms of the debentures, the Company has the option to pay for the debentures with cash, the Company's ordinary shares, or a combination of cash and shares, and has elected to pay for the debentures solely with cash. If all outstanding debentures are surrendered for repurchase, the aggregate cash repurchase price will be approximately $543.7 million. The Company expects that virtually all of the holders of the Zero Coupon Convertible Debentures will exercise their put option in May 2003 and, at that time, the Company would recognize additional expense of approximately $11 million as a pre-tax loss on retirement of debt to fully amortize the remaining debt issue costs related to these debentures. The Company intends to pay the repurchase price from existing cash balances. The

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

debentures are convertible, at the option of the holder, into 8.1566 of the Company's ordinary shares per $1,000 principal amount, subject to adjustment under certain circumstances.

     Delta Towing - In April 2003, Delta Towing failed to make its scheduled quarterly interest payment. In April 2003, Delta Towing also failed to make a quarterly interest payment originally due in January 2003 that was deferred to April as a result of the 90-day waiver signed in January 2003. The Company considers Delta Towing to be in default but believes that future cash flows will result in payment of the recorded principal and interest ultimately being received.

     Nigeria Strike - In April 2003, members of the local branch of a Nigerian union initiated a strike on four of the Company's rigs working there. The labor strike began on April 16 on the semisubmersible M.G. Hulme, Jr. and on April 19 on the semisubmersible rig Sedco 709 and the jackup rigs Trident VI and Trident
VIII. The striking workers have now departed the rigs, and the Company is in the process of returning all four of the rigs to service. The M.G. Hulme, Jr. has resumed operations. The three remaining rigs are expected to resume operations within the next week, although no assurance can be given that the Company will be able to return the three rigs to service in that time frame. At full dayrates, the four rigs were contracted at rates that would result in combined revenue of approximately $342,000 per day. The rigs do not earn dayrates until they return to service.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

OVERVIEW

     Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company," "Transocean," "we, " "us" or "our") is a leading international provider of offshore and inland marine contract drilling services for oil and gas wells. As of April 30, 2003, we owned, had partial ownership interests in or operated more than 170 mobile offshore and barge drilling units. As of this date, our fleet included 13 fifth-generation semisubmersibles and drillships ("floaters"), 15 other deepwater floaters, 32 mid-water floaters and 55 jackup drilling rigs. Our fleet also included 35 drilling barges, five tenders, three submersible drilling rigs, two platform drilling rigs, a mobile offshore production unit, and a land drilling rig, as well as nine land rigs and three lake barges in Venezuela. We contract our drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. We also provide additional services, including management of third-party well service activities.

     We have reclassified our floaters into a deepwater category, consisting of our fifth-generation floaters and other deepwater floaters, and a mid-water category. We have also reviewed the use of the term "deepwater" in connection with our fleet. The term as used in the drilling industry to denote a particular segment of the market varies and continues to evolve with technological improvements. We generally view the deepwater market sector as that which begins in water depths of approximately 4,500 feet. Within our "deepwater" category, we consider our "fifth-generation" rigs to be the semisubmersibles Deepwater Horizon, Cajun Express, Deepwater Nautilus, Sedco Energy and Sedco Express and the drillships Deepwater Discovery, Deepwater Expedition, Deepwater Frontier, Deepwater Millennium, Deepwater Pathfinder, Discoverer Deep Seas, Discoverer Enterprise and Discoverer Spirit. The floaters comprising the "other deepwater" sub-category are those semisubmersible rigs and drillships which have a water depth capacity of at least 4,500 feet. The mid-water category is comprised of those floaters with a water depth capacity of less than 4,500 feet. We have reclassified these rigs to better reflect how we view, and how we believe our investors and the industry view, our fleet.

     Our operations are aggregated into two reportable segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. The International and U.S. Floater Contract Drilling Services segment consists of semisubmersibles and drillships, non-U.S. jackups, other mobile offshore drilling units and other assets used in support of offshore drilling activities and offshore support services. The Gulf of Mexico Shallow and Inland Water segment consists of jackup and submersible drilling rigs located in the U. S. Gulf of Mexico and Trinidad and U.S. inland drilling barges, as well as land and lake barge drilling units located in Venezuela. We provide services with different types of drilling equipment in several geographic regions. The location of our rigs and the allocation of resources to build or upgrade rigs is determined by the activities and needs of our clients.

     As a result of the implementation of Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, costs we incur that are charged to our clients on a reimbursable basis are being recognized as operating and maintenance expense beginning in 2003. In addition, the amounts billed to our clients associated with these reimbursable costs are being recognized as operating revenue. We expect the increase in operating revenues and operating and maintenance expense resulting from this implementation to be between $80 million and $100 million for the year 2003. This change in the accounting treatment for client reimbursables will have no effect on our results of operations or consolidated financial position. We previously recorded these charges and related reimbursements on a net basis in operating and maintenance expense. Prior period amounts have not been reclassified, as the amounts were not material.

     In July 2002, we announced plans to pursue a divestiture of our Gulf of Mexico Shallow and Inland Water business. In December 2002, our subsidiary, TODCO, formerly known as R&B Falcon Corporation, filed a registration statement with the Securities and Exchange Commission ("SEC") relating to our previously announced initial public offering of our Gulf of Mexico Shallow and Inland Water business. We expect to separate this business from Transocean and establish TODCO as a publicly traded company. We are proceeding to reorganize TODCO as the entity that owns that business in preparation of the offering. We continue with our plan to transfer assets not used in this business from TODCO to our other subsidiaries, and these internal transfers will not affect the consolidated financial statements of Transocean. We expect to complete the initial public offering when market conditions warrant, subject to various factors. Given the current general uncertainty in the equity and U.S. natural gas drilling markets, we are unsure when the transaction could be completed on terms acceptable to us. We do not expect to sell all of our interest in TODCO in the initial public offering. Until we complete the initial public offering transaction, we will continue to operate and account for TODCO primarily as our Gulf of Mexico Shallow and Inland Water segment.

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

     Allowance for doubtful accounts-We establish reserves for doubtful accounts on a case-by-case basis when we believe the required payment of specific amounts owed to us is unlikely to occur. We derive a majority of our revenue from services to international oil companies and government-owned or government-controlled oil companies. Our receivables are concentrated in certain oil-producing countries. We generally do not require collateral or other security to support client receivables. If the financial condition of our clients was to deteriorate or their access to freely convertible currency was restricted, resulting in impairment of their ability to make the required payments, additional allowances may be required.

     Valuation allowance for deferred tax assets-We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should we determine that we would more likely than not be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should we determine that we would more likely than not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the valuation allowance would reduce income in the period such determination was made.

     Goodwill impairment-We perform a test for impairment of our goodwill annually as of October 1 as prescribed by Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangibles. Because our business is cyclical in nature, goodwill could be significantly impaired depending on when the assessment is performed in the business cycle. The fair value of our reporting units is based on a blend of estimated discounted cash flows, publicly traded company multiples and acquisition multiples. Estimated discounted cash flows are based on projected utilization and dayrates. Publicly traded company multiples and acquisition multiples are derived from information on traded shares and analysis of recent acquisitions in the marketplace, respectively, for companies with operations similar to ours. Changes in the assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill. In addition to the annual review, we also test for impairment should an event occur or circumstances change that may indicate a reduction in the fair value of a reporting unit below its carrying value.

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

OPERATING  RESULTS

     THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

     Our revenues and operating and maintenance expense decreased by $51.9 million and $6.9 million, respectively. In addition, our overall average dayrate and utilization decreased from $72,500 and 61%, respectively, for the quarter ended March 31, 2002 to $69,100 and 55%, respectively, for the quarter ended March 31, 2003. These decreases were mainly attributable to a decline in overall market conditions and resulted from a general uncertainty over world economic and political events. Following is a detailed analysis of our International and U.S. Floater Contract Drilling Services segment and Gulf of Mexico Shallow and Inland Water segment operating results, as well as an analysis of income and expense categories that we have not allocated to our two segments.

INTERNATIONAL AND U.S. FLOATER CONTRACT DRILLING SERVICES SEGMENT


                                                      Three Months Ended
                                                           March 31,
                                                     --------------------
                                                       2003       2002       Change    % Change
                                                     ---------  ---------  ----------  ---------
                                                    (In millions, except day amounts and % change)

Operating days (a)                                    5,882.3    6,883.9    (1,001.6)    (14.5)%
Utilization (a) (b) (d)                                  68.8%      82.0%        N/A     (16.1)%
Average dayrate (a) (c) (d)                          $ 91,600   $ 90,100   $   1,500        1.7%

Contract drilling revenues                           $  541.1   $  623.2   $   (82.1)    (13.2)%
Client reimbursable revenues                             21.6          -        21.6       N/M
                                                     ---------  ---------  ----------  ---------
                                                        562.7      623.2       (60.5)     (9.7)%
Operating and maintenance                               315.5      328.7       (13.2)     (4.0)%
Depreciation                                            103.6      102.3         1.3        1.3%
Impairment loss on long-lived assets                      1.0          -         1.0       N/M
Gain from sale of assets, net                            (1.4)      (2.7)        1.3     (48.1)%
                                                     ---------  ---------  ----------  ---------
Operating income before general and administrative
expense                                              $  144.0   $  194.9   $   (50.9)    (26.1)%
                                                     =========  =========  ==========  =========

_______________
"N/A"  means  not  applicable
"N/M"  means  not  meaningful

(a)  Applicable  to  all  rigs.
(b)  Utilization  is  defined  as  the  total  actual  number  of  revenue  earning days as a percentage  of  the  total  number  of  calendar  days  in  the  period.
(c)  Average  dayrate is defined as contract drilling revenue earned per revenue earning day.
(d)  Effective  January  1,  2003,  the  calculation  of average dayrates and utilization has changed to include all rigs based on contract drilling revenues. Prior periods have been restated to reflect the change.

     This segment's average dayrates and utilization (excluding rigs sold, returned to owner or transferred between this segment and the Gulf of Mexico Shallow and Inland Water segment) decreased from $92,600 and 82% to $92,300 and 68%, for the three months ended March 31, 2002 compared to the same period for 2003, respectively, which resulted in a decrease in operating revenues of $75.8 million. Additional decreases resulted from the sale of rigs ($6.5 million), a leased rig returned to its owner ($1.4 million) and the transfer of a jackup rig from this segment to the Gulf of Mexico Shallow and Inland Water segment during and subsequent to the first quarter of 2002 ($2.1 million). These decreases were partially offset by an increase in revenue from a rig transferred into this segment from the Gulf of Mexico Shallow and Inland Water segment subsequent to the first quarter of 2002 ($4.6 million).

     Operating revenues for the three months ended March 31, 2003 included $21.6 million related to costs incurred and billed to clients on a reimbursable basis. See "-Overview."

     A large portion of our operating and maintenance expense consists of employee-related costs and is fixed or only semi-variable. Accordingly, operating and maintenance expense does not vary in direct proportion to activity or dayrates.

     The decrease in this segment's operating and maintenance expenses was primarily due to rigs stacked as a result of lower utilization ($18.1 million), sold ($5.8 million), removed from our active fleet ($2.4 million) or returned to owner ($1.4 million) during and subsequent to the first quarter of 2002. In addition, we received $2.6 million in proceeds from an insurance claim recovery in the first quarter of 2003. Partially offsetting the decreases were additional costs incurred relating to client reimbursable expenses recognized as operating and maintenance expense as a result of implementing EITF 99-19 (see "-Overview"). We also incurred additional expense resulting from the transfer of a jackup rig into this segment from the Gulf of Mexico Shallow and Inland Water subsequent to the first quarter of 2002 ($2.5 million).

GULF OF MEXICO SHALLOW AND INLAND WATER SEGMENT

                                                    Three Months Ended
                                                         March 31,
                                                   --------------------
                                                     2003       2002      Change   % Change
                                                   ---------  ---------  --------  ---------
                                                (In millions, except day amounts and % change)

Operating days (a)                                  2,622.0    2,281.3     340.7       14.9%
Utilization (a) (b) (d)                                38.3%      34.7%      N/A       10.4%
Average dayrate (a) (c) (d)                        $ 18,500   $ 19,600   $(1,100)     (5.6)%

Contract drilling revenues                         $   48.5   $   44.7   $   3.8        8.5%
Client reimbursable revenues                            4.8          -       4.8        N/M
                                                   ---------  ---------  --------  ---------
                                                       53.3       44.7       8.6       19.2%
Operating and maintenance                              58.6       52.3       6.3       12.0%
Depreciation                                           23.2       23.3      (0.1)     (0.4)%
Impairment loss on long-lived assets                      -        1.1      (1.1)       N/M
Loss from sale of assets, net                             -        0.8      (0.8)       N/M
                                                   ---------  ---------  --------  ---------
Operating loss before general and administrative
  expense                                          $  (28.5)  $  (32.8)  $   4.3       13.1%
                                                   =========  =========  ========  =========

_________________
"N/A"  means  not  applicable
"N/M"  means  not  meaningful

(a)     Applicable  to  all  rigs.
(b)     Utilization is defined as the total actual number of revenue earning days as a percentage  of  the  total  number  of  calendar  days  in  the  period.
(c)     Average dayrate is defined as contract drilling revenue earned per revenue earning day.
(d)     Effective  January  1, 2003, the calculation of average dayrates and utilization was changed to include all rigs based on contract drilling revenues. Prior periods have been restated to reflect the change.

     The increase in this segment's operating revenues was primarily due to increased utilization from 34% for the three months ended March 31, 2002 to 38% for the same period in 2003, excluding rigs transferred to the International and U.S. Floater Contract Drilling Services segment or sold during and subsequent to the first quarter of 2002, which resulted in an increase in revenue of $9.2 million. The increase was partially offset by decreased average dayrates from $20,300 (excluding the effect of the transfer of a jackup rig from this segment into the International and U.S. Floater Contract Drilling Services segment and the sale of two mobile offshore production units) for the three months ended March 31, 2002 to $18,500 for the same period in 2003, which resulted in a decrease in revenue of $4.7 million.

     Operating revenues for the three months ended March 31, 2003 included $4.8 million related to costs incurred and billed to clients on a reimbursable basis. See "-Overview."

     A large portion of our operating and maintenance expense consists of employee-related costs and is fixed or only semi-variable. Accordingly, operating and maintenance expense does not vary in direct proportion to activity or dayrates.

     The increase in this segment's operating and maintenance expenses was primarily due to an increase in activity resulting in increased personnel expenses ($4.9 million). In addition, operating and maintenance expenses increased due to costs incurred relating to client reimbursable expenses recognized as operating and maintenance expense as a result of implementing EITF 99-19 during the three months ended March 31, 2003 (see "-Overview"). The increase in miscellaneous and administrative expenses of $1.1 million related to an insurance claim provision ($2.5 million) partially offset by a decrease in provision for doubtful accounts ($1.3 million) upon collection of amounts previously reserved. These increases were partially offset by lower expenses resulting from a reduction in maintenance expenses ($2.5 million) and the transfer of a jackup rig from this segment into the International and U.S. Floater Contract Drilling Services segment ($0.8 million).

TOTAL COMPANY RESULTS OF OPERATIONS

                                                         Three Months Ended
                                                              March 31,
                                                        ---------------------
                                                           2003       2002      Change   % Change
                                                        ----------  ---------  --------  ---------
                                                               (In millions, except % change)

General and Administrative Expense                      $    13.9   $   19.8   $  (5.9)    (29.8)%
Other (Income) Expense, net
  Equity in earnings of joint ventures                       (3.6)      (1.9)     (1.7)      89.5%
  Interest income                                            (6.9)      (4.2)     (2.7)      64.3%
  Interest expense                                           52.6       55.9      (3.3)     (5.9)%
  Other, net                                                  0.6        0.7      (0.1)    (14.3)%
Income Tax Expense                                           11.8       13.8      (2.0)    (14.5)%
Cumulative Effect of a Change in Accounting Principle           -   (1,363.7)  1,363.7        N/M

_______________
"N/M"  means  not  meaningful

     The decrease in general and administrative expense was primarily attributable to $3.9 million of costs related to the exchange of our notes for TODCO's notes in March 2002 as more fully described in Note 3 to our condensed consolidated financial statements. In addition, personnel expenses decreased $1.0 million primarily due to lower pension expense in 2003 and a one-time curtailment gain related to retiree life insurance.

     The increase in equity in earnings of joint ventures was primarily related to our 60 percent share of the earnings of Deepwater Drilling II L.L.C. ("DDII LLC"), which owns the Deepwater Frontier, and our 50 percent share of Deepwater Drilling L.L.C. ("DD LLC"), which owns the Deepwater Pathfinder. These rigs experienced increased utilization and average dayrates in the first quarter of 2003 compared to the same period in 2002. Offsetting the increase in equity in earnings of joint ventures was our 25 percent share of losses from Delta Towing Holdings, L.L.C. The increase in interest income was primarily due to interest earned on higher average cash balances for the three months ended March 31, 2003 compared to the same period in 2002. The decrease in interest expense was attributable to reductions in interest expense of $1.4 million associated with debt refinanced and retired during and subsequent to March 31, 2002. We also received a refund of interest from a taxing authority that resulted in a reduction in interest expense of $1.8 million. Additionally, in the first quarter of 2003, we terminated our fixed to floating interest rate swaps, which resulted in an increase in interest expense of $3.6 million as we paid fixed interest rate on the underlying debt subsequent to the termination of the swaps. Partially offsetting these increases was a decrease in interest expense of $3.5 million related to the amortization of the gain from the termination of the interest rate swaps.

     We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes.

     During the three months ended March 31, 2002, we recognized a $1,363.7 million cumulative effect of a change in accounting principle in our Gulf of Mexico Shallow and Inland Water segment related to the implementation of SFAS 142 as more fully described in Note 2 to our condensed consolidated financial statements.

FINANCIAL  CONDITION

                                                            March 31,   December 31,               %
                                                               2003         2002       Change   Change
                                                            -------------------------------------------
                                                                 (In millions)
TOTAL ASSETS
  International and U.S. Floater Contract Drilling Services $ 11,820.5  $   11,804.1  $  16.4      0.1%
  Gulf of Mexico Shallow and Inland Water                        841.9         861.0    (19.1)   (2.2)%
                                                            ----------  ------------  --------  -------
                                                            $ 12,662.4  $   12,665.1  $  (2.7)    N/M
                                                            ==========  ============  ========  =======

_________________
"N/M"  means  not  meaningful

     The increase in International and U.S. Floater Contract Drilling Services assets was due to an increase in temporary cash investments ($301.6 million). This increase was partially offset by the sale of a jackup rig ($18.0 million net book value), normal depreciation during 2003 ($103.6 million), a decrease in accounts receivable due to lower activity and adjustments to goodwill during 2003 primarily resulting from the release of a pre-acquisition tax-related contingency related to the merger with R&B Falcon Corporation. The decrease in Gulf of Mexico Shallow and Inland Water assets was primarily due to normal depreciation during 2003 ($23.2 million).

RESTRUCTURING  CHARGES

     In September 2002, we committed to a restructuring plan to eliminate our engineering department located in Montrouge, France. We established a liability of $2.8 million for the estimated severance-related costs associated with the involuntary termination of 16 employees pursuant to this plan. The charge was reported as operating and maintenance expense in the International and U.S. Floater Contract Drilling Services segment in our consolidated statements of operations. As of March 31, 2003, $2.2 million had been paid to 15 employees whose positions were eliminated as a result of this plan. We anticipate that substantially all amounts will be paid by the end of the second quarter of 2003.

     In September 2002, we committed to a restructuring plan for a staff reduction in Norway as a result of a decline in activity in that region. We established a liability of $1.2 million for the estimated severance-related costs associated with the involuntary termination of six employees pursuant to this plan. The charge was reported as operating and maintenance expense in the International and U.S. Floater Contract Drilling Services segment in our consolidated statements of operations. As of March 31, 2003, $0.7 million had been paid representing full or partial payments to five employees whose positions have been eliminated as a result of this plan. We anticipate that substantially all amounts will be paid by the end of the first quarter of 2005.

     In September 2002, we committed to a restructuring plan to consolidate certain functions and offices utilized in our Gulf of Mexico Shallow and Inland Water segment. The plan resulted in the closure of an administrative office and warehouse in Louisiana and relocation of most of the operations and administrative functions previously conducted at that location. We established a liability of $1.2 million for the estimated severance-related costs associated with the involuntary termination of 57 employees pursuant to this plan. The charge was reported as operating and maintenance expense in our consolidated statements of operations. As of March 31, 2003, $1.1 million had been paid to 44 employees whose employment has been terminated as a result of this plan. We anticipate that substantially all amounts will be paid by the end of the second quarter of 2003.

OUTLOOK

     Fleet utilization and average dayrates decreased within our International and U.S. Floater Contract Drilling Services business segment during the first quarter of 2003 compared with the fourth quarter of 2002. Fleet utilization increased slightly and average dayrates decreased within our Gulf of Mexico Shallow and Inland Water business segment during the first quarter of 2003 compared with the fourth quarter of 2002.

     Comparative average dayrates and utilization figures are set forth in the table below.

                                                                               Three Months Ended
                                                                     ----------------------------------------
                                                                      March 31,    December 31,    March 31,
                                                                        2003           2002          2002
                                                                     -----------  --------------  -----------
AVERAGE DAYRATES (a)(b)(d)

INTERNATIONAL AND U.S. FLOATER CONTRACT DRILLING SERVICES SEGMENT:
  Deepwater
   5th Generation                                                    $  183,800   $     188,700   $  185,800
   Other Deepwater                                                   $  113,600   $     120,400   $  120,800
  Total Deepwater                                                    $  147,500   $     149,300   $  148,100
   Mid-Water                                                         $   77,200   $      84,400   $   81,500
   Jackups - Non-U.S.                                                $   56,900   $      57,700   $   58,700
   Other Rigs                                                        $   43,200   $      36,200   $   42,500
                                                                     -----------  --------------  -----------
Segment Total                                                        $   91,600   $      96,100   $   90,100
                                                                     -----------  --------------  -----------

GULF OF MEXICO SHALLOW AND INLAND WATER SEGMENT:
   Jackups and Submersibles                                          $   20,100   $      21,900   $   22,200
   Inland Barges                                                     $   17,600   $      19,600   $   19,200
   Other Rigs                                                        $   18,100   $      18,700   $   17,500
                                                                     -----------  --------------  -----------
Segment Total                                                        $   18,500   $      20,300   $   19,600
                                                                     -----------  --------------  -----------

Total Mobile Offshore Drilling Fleet                                 $   69,100   $      74,300   $   72,500
                                                                     ===========  ==============  ===========

UTILIZATION (a)(c)(d)

INTERNATIONAL AND U.S. FLOATER CONTRACT DRILLING SERVICES SEGMENT:
  Deepwater
   5th Generation                                                            97%             96%          81%
   Other Deepwater                                                           76%             96%          82%
  Total Deepwater                                                            85%             96%          82%
   Mid-Water                                                                 53%             57%          81%
   Jackups - Non-U.S.                                                        87%             83%          90%
   Other Rigs                                                                36%             48%          61%
                                                                     -----------  --------------  -----------
Segment Total                                                                69%             74%          82%
                                                                     -----------  --------------  -----------

GULF OF MEXICO SHALLOW AND INLAND WATER SEGMENT:
   Jackups and Submersibles                                                  32%             33%          22%
   Inland Barges                                                             47%             44%          40%
   Other Rigs                                                                32%             29%          55%
                                                                     -----------  --------------  -----------
Segment Total                                                                38%             37%          35%
                                                                     -----------  --------------  -----------
Total Mobile Offshore Drilling Fleet                                         55%             58%          61%
                                                                     ===========  ==============  ===========

_________________
(a)     Applicable to all rigs.
(b)     Average dayrate is defined as contract drilling  revenue  earned  per  revenue  earning  day.
(c)     Utilization is defined as the  total actual number of revenue earning days as a percentage of the total  number  of  calendar  days  in  the  period.
(d)     Effective January 1, 2003, the calculation of average dayrates and utilization was changed to include all rigs based on contract drilling revenues. Prior periods have been restated to reflect the change.

     Commodity prices have continued at relatively strong levels so far during 2003. Crude oil prices have been driven in large part by the war with Iraq and the political turmoil in Venezuela, although prices have softened somewhat in recent weeks. The cold winter weather and lower inventory levels have similarly continued to support strong U.S. natural gas prices.

     However, demand for our drilling rigs is driven in part by our clients' perception of future commodity prices, coupled with a number of associated factors including the availability of drilling prospects, relative production costs, the stage of reservoir development and political environments. It is unclear why the current strong commodity prices have not translated into increased drilling activity, and we do not see any significant indication that activity will increase materially in the near-term other than some positive signs in the U.S. Gulf of Mexico shallow and inland water market sectors.

     We see mixed signals in the short-term outlook for our deepwater fleet. There are opportunities in the short-term for deepwater rigs in India and the Far East, although we are concerned about the existing oversupply in the U.S. Gulf of Mexico. However, we remain optimistic about the longer-term deepwater outlook. The number of large discoveries in West Africa combined with continuing exploratory interest in that region and growing demand for deepwater rigs in India and the Far East are positive developments supporting long-term deepwater activity.

     The non-U.S. jackup market sector remains strong, and we look for this activity level to continue through 2003. Opportunities in Mexico and India are contributing to an already relatively strong market sector.

     The mid-water floater business remains extremely weak as this segment continues to be significantly oversupplied globally. While there should be an increase in activity for mid-water rigs in the North Sea due to seasonal summer work, the outlook there and elsewhere appears poor beyond that point. We expect the global mid-water sector to continue to be oversupplied throughout 2003.

     The recovery in the U.S. Gulf of Mexico shallow and inland market segment has been limited to date, although we believe there have been recent signs of improvement. We believe dayrates for shallow water jackups could be in a position to strengthen, and the demand for jackups in Mexico and India should also continue to indirectly help this sector as rigs leave the U.S. Gulf of Mexico for these countries. We have also seen indications that U.S. natural gas prices will remain strong over the near-term.

     The contract drilling market historically has been highly competitive and cyclical, and we are unable to predict the extent to which current market conditions will continue. A decline in oil or gas prices could further reduce demand for our contract drilling services and adversely affect both utilization and dayrates.

     In April 2003, members of the local branch of a Nigerian union initiated a strike on four of our rigs working there. The labor strike began on April 16 on the semisubmersible M.G. Hulme, Jr. and on April 19 on the semisubmersible rig Sedco 709 and the jackup rigs Trident VI and Trident VIII. The striking workers have now departed the rigs, and we are in the process of returning all four of the rigs to service. The M.G. Hulme, Jr. has resumed operations. The three remaining rigs are expected to resume operations within the next week, although no assurance can be given that we will be able to return the three rigs to service in that time frame. At full dayrates, the four rigs were contracted at rates that would result in combined revenue of approximately $342,000 per day. The rigs do not earn dayrates until they return to service.

     We have a 60 percent ownership interest in an unconsolidated joint venture, DDII LLC, which owns the Deepwater Frontier. A subsidiary of ConocoPhillips ("ConocoPhillips") owns the remaining 40 percent interest in DDII LLC. We share management of the joint venture equally with ConocoPhillips, and DDII LLC is a lessee in a synthetic lease financing facility entered into in connection with the construction of the Deepwater Frontier. Pursuant to the lease financing, the rig is owned by a special purpose entity and leased to the joint venture. We do not own, manage or control the special purpose entity.

     We are in discussions with ConocoPhillips to purchase their interest in DDII LLC. If we were to purchase the remaining 40 percent interest we do not already own, we would consolidate DDII LLC as a subsidiary in our financial statements. In this event, the value of the rig and the debt and equity financing associated with the lease would be reflected on our balance sheet as a result of the application of the Financial Accounting Standards Board's ("FASB") Interpretation ("FIN") 46, Consolidation of Variable Interest Entities. We expect the amount of the debt and equity financing to be reflected on our balance sheet to be approximately $165 million. No assurance can be given that we will be able to complete the purchase of ConocoPhillips' interest in DDII LLC.

     In May 2003, we intend to repurchase and retire the entire $50.0 million principal amount outstanding 9.41% Nautilus Class A2 Notes due May 2005. We expect to fund the repurchases from existing cash balances and to record a pre-tax loss on retirement of debt of approximately $6.0 million. No assurance can be given that we will be able to complete this repurchase on the expected terms or otherwise.

     Each holder of our Zero Coupon Convertible Debentures due May 24, 2020 has the option to require us to repurchase all or any part of such holder's debentures on May 24, 2003 at a price of $628.57 per $1,000 principal amount. Under the terms of the debentures, we have the option to pay for the debentures with cash, our ordinary shares, or a combination of cash and shares, and have elected to pay for the repurchase of the debentures solely with cash. If all outstanding debentures are surrendered for repurchase, the aggregate cash repurchase price will be approximately $544.0 million. We expect that virtually all of the holders of the Zero Coupon Convertible Debentures will exercise their put option in May 2003. If all outstanding debentures are surrendered for repurchase, we would recognize additional expense of approximately $11 million as a pre-tax loss on retirement of debt to fully amortize the remaining debt issue costs related to these debentures. We intend to pay the repurchase price from existing cash balances. The debentures are convertible into 8.1566 shares of our ordinary shares per $1,000 principal amount, subject to adjustment under certain circumstances.

     During the quarter ended March 31, 2003, we deferred costs primarily related to mobilizations and contract preparation of $22.8 million and recognized amortization expense of previously deferred mobilization and contract preparation costs of $17.8 million. We expect to defer approximately $19.0 million in mobilization and contract preparation costs and to amortize to expense approximately $27.0 million in the second quarter of 2003. Our expectations are based upon certain of our rigs being awarded contracts for which bids have been submitted and for those contracts that have been awarded to begin at the contractual start date. We cannot provide any assurance that the contracts under bid will be awarded to us or that awarded contracts will begin when anticipated. As such, actual cost deferrals and amortizations could vary from these estimates.

     Our income tax returns are subject to review and examination in the various jurisdictions in which we operate. The U.S. Internal Revenue Service is currently auditing the years 1999, the year we became a Cayman Islands company, and 2000. In addition, other tax authorities have examined the amounts of income and expense subject to tax in their jurisdiction for prior periods. We are currently contesting additional assessments, which have been asserted, and may contest any future assessments. While the outcome of these assessments is not presently known, we do not believe that the ultimate resolution of these asserted income tax liabilities will have a material adverse effect on our business or consolidated financial position.

     As of April 29, 2003, approximately 58 percent and 27 percent of our International and U.S. Floater Contract Drilling Services segment fleet days were committed for the remainder of 2003 and for the year 2004, respectively. For our Gulf of Mexico Shallow and Inland Water segment, which has traditionally operated under short-term contracts, committed fleet days were approximately 5 percent for the remainder of 2003 and none are currently committed for the year 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

     SOURCES AND USES OF CASH

                                            Three Months Ended
                                                 March  31,
                                            -------------------
                                             2003       2002       Change
                                            -------  ----------  ----------
                                                     (In millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income (loss)                           $ 47.2   $(1,286.4)  $ 1,333.6
Depreciation                                 126.8       125.6         1.2
Other non-cash items                          32.0     1,348.1    (1,316.1)
Changes in working capital items             (15.2)      (25.3)       10.1
                                            -------  ----------  ----------
                                            $190.8   $   162.0   $    28.8
                                            =======  ==========  ==========

     Cash generated from net income items adjusted for non-cash activity increased $18.7 million. Cash provided by working capital items increased $10.1 million due to lower activity resulting in a reduction in accounts receivable coupled with an increase in interest payable due to the termination of our interest rate swaps in 2003 (see "-Derivative Instruments") partially offset by a decrease in income tax payable and an increase in other current assets resulting from prepayment of annual insurance premiums.

                                       Three Months Ended
                                            March  31,
                                        ----------------
                                         2003     2002     Change
                                        -------  -------  --------
                                              (In millions)
NET CASH USED IN INVESTING ACTIVITIES
  Capital expenditures                  $(24.4)  $(47.7)  $  23.3
  Proceeds from disposal of assets         2.2     43.4     (41.2)
  Other, net                               1.4     (3.6)      5.0
                                        -------  -------  --------
                                        $(20.8)  $ (7.9)  $ (12.9)
                                        =======  =======  ========

     Net cash used in investing activities increased for the three months ended March 31, 2003 as compared to the same period in the previous year as a result of the reduction in proceeds from asset sales, which was partially offset by the reduction in current quarter capital expenditures (see "-Capital Expenditures").

                                                                 Three Months Ended
                                                                     March  31,
                                                                 ------------------
                                                                   2003      2002    Change
                                                                 --------  --------  -------
                                                                        (In millions)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Repayments under commercial paper program                      $     -   $(326.4)  $326.4
  Cash received from termination of interest rate swaps            173.5         -    173.5
  Repayments of debt obligations                                   (47.8)    (85.0)    37.2
  Other, net                                                        10.5      (8.0)    18.5
                                                                 --------  --------  -------
                                                                 $ 136.2   $(419.4)  $ 555.6
                                                                 ========  ========  =======

     We repaid $326.4 million under our commercial paper program during the quarter ended March 31, 2002 while no such payment was made for the same period in 2003. For the first quarter of 2003, we received interest rate swap termination proceeds of $173.5 million (see "-Derivative Instruments"). The decrease in repayments of debt obligations of $37.2 million was due to early repayment of secured rig financing on the Trident IX and Trident 16 of $50.6 million in 2002 partially offset by an increase in scheduled debt payments of $13.4 million during the first quarter of 2003. The increase in cash provided in other, net is due to $8.2 million in consent payments in March 2002 related to the exchange of our notes for R&B Falcon notes as well as an increase of $2.2 million in proceeds from the issuance of shares to the Employee Share Purchase Program. Additionally, dividends of $9.6 million were paid in the first quarter of 2002. Payment of dividends was discontinued after the second quarter of 2002.

     CAPITAL  EXPENDITURES

     Capital expenditures totaled $24.4 million during the three months ended March 31, 2003. During 2003, we expect to spend between $130.0 million and $150.0 million on our existing fleet, corporate infrastructure and major upgrades. A substantial majority of our expected capital expenditures in 2003 relates to the International and U.S. Floater Contract Drilling Services segment.

     We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales. We also have available borrowings under our revolving credit agreements and commercial paper program (see "-Sources of Liquidity") and may engage in other commercial bank or capital market financings.

     ACQUISITIONS  AND  DISPOSITIONS

     From time to time, we review possible acquisitions or dispositions of businesses and drilling units and may in the future make significant capital commitments for such purposes. Any such acquisition could involve the payment by us of a substantial amount of cash or the issuance of a substantial number of additional ordinary shares or other securities. We would likely fund the cash portion of any such acquisition through cash balances on hand, the incurrence of additional debt, sales of assets, ordinary shares or other securities or a combination thereof. In addition, from time to time, we review possible dispositions of drilling units.

     In January 2003, in our International and U.S. Floater Contract Drilling Services segment, we completed the sale of a jackup rig, the RBF 160, for net proceeds of $13.0 million and recognized a net after-tax gain of $0.2 million. The proceeds were received in December 2002.

     During the three months ended March 31, 2003, we settled an insurance claim and sold certain other assets for net proceeds of approximately $2.2 million and recorded net after-tax gains of $1.2 million in our International and U.S. Floater Contract Drilling Services segment.

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

     SOURCES  OF  LIQUIDITY

     Our primary sources of liquidity in the first quarter of 2003 were our cash flows from operations and proceeds from the termination of our interest rate swaps. Primary uses of cash were debt repayment and capital expenditures. At March 31, 2003, we had $1,520.4 million in cash and cash equivalents.

     We anticipate that we will rely primarily upon existing cash balances and internally generated cash flows to maintain liquidity in 2003, as cash flows from operations are expected to be positive and, together with existing cash balances, adequate to fulfill anticipated obligations, including the potential obligation to repurchase the Zero Coupon Convertible Debentures at the option of the holders. See Notes 3 and 11 to our condensed consolidated financial statements. From time to time, we may also use bank lines of credit and commercial paper to maintain liquidity for short-term cash needs.

     We intend to use the proceeds from the initial public offering of our Gulf of Mexico Shallow and Inland Water business as well as any proceeds from asset sales (see "-Acquisitions and Dispositions") to further reduce our debt balances.

     We intend to use cash from operations primarily to pay debt as it comes due and to fund capital expenditures. If we seek to reduce our debt other than through scheduled maturities, we could do so through repayment of bank borrowings or through repurchases or redemptions of, or tender offers for, debt securities. At March 31, 2003 and December 31, 2002, our total debt was $4,619.8 million and $4,678.0 million, respectively. We have significantly reduced capital expenditures compared to prior years due to the completion of our newbuild program in 2001. During the first quarter of 2003, we reduced net debt, defined as total debt less swap receivables and cash and cash equivalents, by $183.1 million. The components of net debt at carrying value were as follows (in millions):

                                                      March 31,    December 31,
                                                        2003           2002
                                                     -----------  --------------
          Total Debt                                 $  4,619.8   $     4,678.0
          Less: Cash and cash equivalents              (1,520.4)       (1,214.2)
               Swap receivables                               -          (181.3)

     We believe net debt provides useful information regarding the level of our indebtedness by reflecting cash and investments that could be used to repay debt. Net debt has been consistently reduced since 2001 due to the fact that cash flows, primarily from operations and asset sales, have been greater than that needed for capital expenditures.

     Our internally generated cash flow is directly related to our business and the market segments in which we operate. Should the drilling market deteriorate further, or should we experience poor results in our operations, cash flow from operations may be reduced. However, we have continued to generate positive cash flow from operating activities over recent years.

     We have access to $800 million in bank lines of credit under two revolving credit agreements, a 364-day revolving credit agreement providing for $250 million in borrowings and expiring in December 2003 and a five-year revolving credit agreement providing for $550 million in borrowings and expiring in December 2005. These credit lines are used primarily to back our $800 million commercial paper program and may also be drawn on directly. As of March 31, 2003, none of the credit line capacity was utilized.

     The bank credit lines require compliance with various covenants and provisions customary for agreements of this nature, including an interest coverage ratio and leverage ratio, both as defined by the credit agreements, of not less than three to one and not greater than 40 percent, respectively. In calculating the leverage ratio, the credit agreements specifically exclude the impact on total capital of all non-cash goodwill impairment charges recorded in compliance with SFAS 142 (see Note 2 to our condensed consolidated financial statements). Other provisions of the credit agreements include limitations on creating liens, incurring debt, transactions with affiliates, sale/leaseback transactions and mergers and sale of substantially all assets. Should we fail to comply with these covenants, we would be in default and may lose access to these facilities. A loss of the bank facilities would also cause us to lose access to the commercial paper markets. We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions. A default under our public debt could trigger a default under our credit lines and cause us to lose access to these facilities. See Note 8 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002 for a description of our credit agreements and debt securities.

     In April 2001, the Securities and Exchange Commission ("SEC") declared effective our shelf registration statement on Form S-3 for the proposed offering from time to time of up to $2.0 billion in gross proceeds of senior or subordinated debt securities, preference shares, ordinary shares and warrants to purchase debt securities, preference shares, ordinary shares or other securities. At March 31, 2003, $1.6 billion in gross proceeds of securities remained unissued under the shelf registration statement.

     Our access to commercial paper, debt and equity markets may be reduced or closed to us due to a variety of events, including, among others, downgrades of ratings of our debt and commercial paper, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.

     Our contractual obligations in the table below include our debt obligations at face value.

                                        For the twelve months ending March 31,
                               ---------------------------------------------------------
                                Total       2004     2005-2006    2007-2008   Thereafter
                               --------  ----------  ----------  -----------  ----------
                                                    (In millions)
     CONTRACTUAL OBLIGATIONS
     Debt                      $4,428.5  $  1,062.6  $    565.9  $     500.0  $  2,300.0
                               ========  ==========  ==========  ===========  ==========

     The bondholders may, at their option, require us to repurchase the Zero Coupon Convertible Debentures due 2020, the 1.5% Convertible Debentures due 2021 and the 7.45% Notes due 2027 in May 2003, May 2006 and April 2007, respectively. With regard to both series of the Convertible Debentures, we have the option to pay the repurchase price in cash, ordinary shares, or any combination of cash and ordinary shares. We have elected to pay for the Zero Coupon Convertible Debentures we repurchase in May 2003 with existing cash. The chart above assumes that the holders of these Convertible Debentures and notes exercise the options at the first available date. We expect virtually all of the holders of the Zero Coupon Convertible Debentures will exercise their put option in May 2003 and, at that time, we would recognize additional expense of approximately $11 million as a loss on retirement of debt to fully amortize the remaining debt issue costs related to these debentures. We are also required to repurchase the convertible debentures at the option of the holders at other later dates as more fully described in Note 8 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002.

     In April 2003, we repaid all of the $239.5 million principal amount outstanding 6.5% Senior Notes in accordance with their scheduled maturities, plus interest accrued and unpaid to the repayment date. We funded the repayment from existing cash balances.

     In May 2003, we intend to repurchase and retire all of the $50.0 million principal amount outstanding 9.41% Nautilus Class A2 Notes due May 2005. We expect to fund the repurchases from existing cash balances. No assurance can be given that we will be able to complete this repurchase on the expected terms or otherwise.

     We have certain operating leases that have been previously discussed and reported in our Annual Report on Form 10-K for the year ended December 31, 2002. There have been no material changes in these previously reported leases.

     At March 31, 2003, we had other commitments that we are contractually obligated to fulfill with cash should the obligations be called. These obligations consisted primarily of standby letters of credit and surety bonds, that guarantee our performance as it relates to our drilling contracts, insurance, tax and other obligations in various jurisdictions. Letters of credit are issued under a number of facilities provided by several banks. The obligations that are the subject of these surety bonds are geographically concentrated in the United States, Brazil and Nigeria. These letters of credit and surety bond obligations are not normally called as we typically comply with the underlying performance requirement. The table below provides a list of these obligations in U.S. dollar equivalents and their time to expiration. It should be noted that these obligations could be called at any time prior to the expiration dates.

                                                        For the twelve months ending March 31,
                                                -------------------------------------------------------
                                                Total     2004      2005-2006    2007-2008   Thereafter
                                                ------  ----------  ----------  -----------  ----------
                                                                      (In millions)
OTHER COMMERCIAL COMMITMENTS
Standby Letters of Credit                       $ 61.2  $     44.5  $     12.3  $       4.4  $       -
Surety Bonds                                     138.8        75.8        63.0            -          -
Purchase Option Guarantees  Joint Ventures (a)   208.9       208.9           -            -          -
Other Commitments                                  0.1           -         0.1            -          -
                                                ------  ----------  ----------  -----------  ----------
  Total                                         $409.0  $    329.2  $     75.4  $       4.4  $       -
                                                ======  ==========  ==========  ===========  ==========

  ___________________________
  (a)   See  "-Special  Purpose  Entities".

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

     As more fully described in Note 4 to our condensed consolidated financial statements, we were a party to interest rate swap agreements with an aggregate notional amount of $1.6 billion at December 31, 2002. We terminated these agreements during the first quarter of 2003. As a result of these terminations, we had an aggregate fair value adjustment of approximately $173.5 million included in long-term debt in our condensed consolidated balance sheet, which is being amortized as a reduction to interest expense over the life of the underlying debt.

     DD LLC, an unconsolidated joint venture in which we have a 50 percent ownership interest, has entered into interest rate swaps with aggregate market values netting to a liability of $5.0 million at March 31, 2003. Our interest in these swaps is included in accumulated other comprehensive income, net of tax, with corresponding reductions to deferred income taxes and investments in and advances to joint ventures in our condensed consolidated balance sheet.

SPECIAL PURPOSE ENTITIES, SALE/LEASEBACK TRANSACTION AND RELATED PARTY TRANSACTIONS

     We have transactions with certain special purpose entities and related parties and we are a party to a sale/leaseback transaction. These transactions have been previously discussed and reported in our Annual Report on Form 10-K for the year ended December 31, 2002.

     In January 2003, Delta Towing LLC ("Delta Towing") failed to make its scheduled quarterly interest payment of $1.7 million on the note receivable and we signed a 90-day waiver of the terms requiring payment of interest. In April 2003, Delta Towing failed to make their scheduled quarterly interest payment. In April 2003, Delta Towing also failed to make a quarterly interest payment originally due in January 2003 that was deferred to April as a result of the 90-day waiver signed in January 2003. We consider Delta Towing to be in default but believe future cash flows will result in payment ultimately being received.

     We are in discussions with ConocoPhillips to purchase their interest in DDII LLC. See "-Outlook."

     There have been no other material developments with regards to the special purpose entities, sale/leaseback transaction or other related party transactions.

NEW  ACCOUNTING  PRONOUNCEMENTS

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

     Effective January 2003, we implemented EITF 99-19, Reporting Revenues Gross as a Principal versus Net as an Agent. As a result of the implementation of the EITF, the costs incurred and charged to our clients on a reimbursable basis are recognized as operating and maintenance expense. In addition, the amounts billed to our clients associated with these reimbursable costs are being recognized as client reimbursable revenue. We expect client reimbursable revenues and operating and maintenance expense to be between $80 million and $100 million as a result of implementation of EITF 99-19. The change in accounting principle will have no effect on our results of operations or consolidated financial position. Prior periods have not been reclassified, as these amounts were not material.

FORWARD-LOOKING  INFORMATION

     The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that the Company or management "anticipates," "believes," "budgets," "estimates," "expects," "forecasts," "intends," "plans," "predicts," or "projects" a particular result or course of events, or that such result or course of events "could," "might," "may," "scheduled" or "should" occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this quarterly report include, but are not limited to, statements involving payment of severance costs, potential revenues, increased expenses, the effect on revenues and expenses of the change in accounting treatment for client reimbursables, client drilling programs, supply and demand, utilization rates, dayrates, planned shipyard projects, expected downtime, opportunities for deepwater rigs in India and the Far East, positive signs in the U.S. Gulf of Mexico shallow and inland water sector, deepwater, mid-water and the shallow and inland water markets, market outlooks for our various geographical operating sectors, the non-U.S. jackup market sector, client interest in the Gulf of Mexico Shallow and Inland Water barge rigs, future activity in the International and U. S. Floater Contract Drilling Services and Gulf of Mexico Shallow and Inland Water segments, the possible purchase of the remaining interest in the joint venture that owns Deepwater Frontier and related consequences, the effect of the strike in Nigeria, the outcome and effect of the U.S. Internal Revenue Service audit and the various tax assessments, deferred costs, the planned initial public offering of our Gulf of Mexico Shallow and Inland Water business (including the timing of the offering and portion sold), the U.S. gas drilling market, planned asset sales, the Company's other expectations with regard to market outlook, expected capital expenditures, results and effects of legal proceedings, liabilities for tax issues, liquidity, positive cash flow from operations, the exercise of the option of holders of Zero Coupon Convertible Debentures or the 1.5% Convertible Debentures to require the Company to repurchase the debentures, the repurchase of the 9.41% Nautilus Class A2 Notes due May 2005, the source of funds for the repurchase prices, receipt of principal and interest on debt owed to the Company by Delta Towing, adequacy of cash flow for 2003 obligations, effects of accounting changes, and the timing and cost of completion of capital projects. Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to, worldwide demand for oil and gas, uncertainties relating to the level of activity in offshore oil and gas exploration and development, exploration success by producers, oil and gas prices (including U.S. natural gas prices), securities market conditions, demand for offshore and inland water rigs, competition and market conditions in the contract drilling industry, our ability to successfully integrate the operations of acquired businesses, delays or terminations of drilling contracts due to a number of events, delays or cost overruns on construction and shipyard projects and possible cancellation of drilling contracts as a result of delays or performance, our ability to enter into and the terms of future contracts, the availability of qualified personnel, labor relations and the outcome of negotiations with unions representing workers, operating hazards, political and other uncertainties inherent in non-U.S. operations (including exchange and currency fluctuations), risks of war, terrorism and cancellation or unavailability of certain insurance coverage, the impact of governmental laws and regulations, the adequacy of sources of liquidity, the effect and results of litigation, audits and contingencies and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2002 and in the Company's other filings with the SEC, which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

INTEREST  RATE  RISK

     Our exposure to market risk for changes in interest rates relates primarily to our long-term and short-term debt obligations. The table below presents scheduled debt maturities and related weighted-average interest rates for each of the twelve-month periods ending March 31 relating to debt obligations as of March 31, 2003. Weighted-average variable rates are based on LIBOR rates at March 31, 2003, plus applicable margins.

     At March 31, 2003 (in millions, except interest rate percentages):

                                              Scheduled Maturity Date (a) (b)                     Fair Value
                            --------------------------------------------------------------------  ----------
                             2004     2005     2006     2007     2008     Thereafter     Total     03/31/03
                            -------  -------  -------  -------  -------  ------------  ---------  ----------
Total debt
  Fixed Rate                $912.6   $ 45.5   $407.9   $400.0   $100.0   $   2,300.0   $4,166.0   $ 4,608.1
     Average interest rate     4.6%     7.3%     7.1%     1.5%     7.5%          7.5%       6.2%
  Variable Rate             $150.0   $112.5        -        -        -             -   $  262.5   $  262.5
     Average interest rate     2.1%     2.1%       -        -        -             -        2.1%

__________________________
(a)     Maturity  dates  of  the  face  value  of  our  debt  assumes  the  put options on the Zero Coupon
        Convertible Debentures, 1.5% Convertible Debentures and 7.45% Notes will be exercised in May 2003,
        May 2006 and  April  2007,  respectively.
(b)     Expected  maturity  amounts  are  based  on  the  face  value  of  debt.

     At March 31, 2003, we had approximately $262.5 million of variable rate debt at face value (six percent of total debt at face value). This variable rate debt represented term bank debt. Given outstanding amounts as of that date, a one percent rise in interest rates would result in an additional $2.0 million in interest expense per year. Offsetting this, a large part of our cash investments would earn commensurately higher rates of return. Using March 31, 2003 cash investment levels, a one percent increase in interest rates would result in approximately $15.2 million of additional interest income per year.

FOREIGN  EXCHANGE  RISK

     Our international operations expose us to foreign exchange risk. We use a variety of techniques to minimize the exposure to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring client contracts to provide for payment in both U.S. dollars and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the client contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies have minimal impact on overall results. In situations where the primary strategy is not entirely attainable, foreign exchange derivative instruments, specifically foreign exchange forward contracts or spot purchases, may be used. We do not enter into derivative transactions for speculative purposes. At March 31, 2003, we had no material open foreign exchange contracts.

     In January 2003, Venezuela implemented foreign exchange controls that limit our ability to convert local currency into U.S. dollars and transfer excess funds out of Venezuela. Our drilling contracts in Venezuela typically call for payments to be made in local currency, even when the dayrate is denominated in U.S. dollars. The exchange controls could also result in an artificially high value being placed on the local currency.

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

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     In 1990 and 1991, two of our subsidiaries were served with various assessments collectively valued at approximately $7 million from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services. We believe that neither subsidiary is liable for the taxes and have contested the assessments in the Brazilian administrative and court systems. The Brazil Supreme Court rejected our appeal of an adverse lower court's ruling with respect to a June 1991 assessment, which was valued at approximately $6 million. We plan to challenge the assessment in a separate proceeding. We recently received a favorable ruling from the Brazil Superior Court of Justice in connection with a disputed August 1990 assessment. We are awaiting a ruling from the Taxpayer's Council in connection with an October 1990 assessment. If our defenses are ultimately unsuccessful, we believe that the Brazilian government-controlled oil company, Petrobras, has a contractual obligation to reimburse us for municipal tax payments required to be paid by them. We do not expect the liability, if any, resulting from these assessments to have a material adverse effect on our business or consolidated financial position.

     In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration and affiliates and Samuel Geary and Associates Inc. against us, certain underwriters at Lloyd's (the "Underwriters") and an insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons, expenses and interest. We and the Underwriters appealed such judgment, and the Louisiana Court of Appeals reduced the amount for which we may be responsible to less than $10 million. The plaintiffs requested that the Supreme Court of Louisiana consider the matter and reinstate the original verdict. We and the Underwriters also appealed to the Supreme Court of Louisiana requesting that the Court reduce the verdict or, in the case of the Underwriters, eliminate any liability for the verdict. Prior to the Supreme Court of Louisiana ruling on all such petitions, we settled with the St. Mary group of plaintiffs and the State of Louisiana. Thereafter, the Supreme Court of Louisiana denied the applications for consideration by the remaining plaintiffs but has not yet ruled on our application or the application of the Underwriters. The plaintiffs may seek rehearing of the decision. We believe that any amounts, apart from a small deductible, paid in settlement or which may ultimately be paid to the remaining plaintiffs are covered by relevant primary and excess liability insurance policies. However, the insurers and Underwriters have denied all coverage. We have instituted litigation against those insurers and Underwriters to enforce our rights under the relevant policies. While we cannot predict the outcome of such litigation, we do not expect that the ultimate outcome of this case will have a material adverse effect on our business or consolidated financial position.

     We have certain other actions or claims pending that have been previously discussed and reported in our Annual Report on Form 10-K for the year ended December 31, 2002 and our other reports filed with the Securities and Exchange Commission. There have been no material developments in these previously reported matters. We are involved in a number of other lawsuits, all of which have arisen in the ordinary course of our business. We do not believe that ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on our business or consolidated financial position. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management's current estimates.

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

4.1 364-Day Credit Agreement dated as of December 26, 2002 among the Company, the Lenders party thereto, SunTrust Bank, as Administrative Agent, ABN AMRO Bank, N.V. and The Royal Bank of Scotland plc, as Co-Syndication Agents, Bank of America, N.A. and Wells Fargo Bank Texas, National Association, as Co-Documentation Agents, and Citibank, N.A., Credit Lyonnais New York Branch and HSBC Bank USA, as Managing Agents

99.1 CEO  Certification  Pursuant  to Section 906 of the Sarbanes - Oxley Act of
     2002

99.1 CFO  Certification  Pursuant  to Section 906 of the Sarbanes - Oxley Act of
     2002

_________________________
*  Incorporated  by  reference  as  indicated.

     (b)     Reports  on  Form  8-K

     The Company filed a Current Report on Form 8-K on January 2, 2003 (information furnished not filed) announcing that the "Monthly Fleet Update" report as of January 1, 2003 was available on the Company's website and a Current Report on Form 8-K on January 30, 2003 (information furnished not filed) announcing that the "Monthly Fleet Update" report as of January 30, 2003 was available on the Company's website.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on May 9, 2003.

TRANSOCEAN  INC.



By:   /s/  Gregory L. Cauthen
     ------------------------
           Gregory L. Cauthen
           Vice President, Chief Financial Officer
             and Treasurer
           (Principal Financial Officer)



By:   /s/  Brenda S. Masters
     -----------------------
           Brenda S. Masters
           Vice President and Controller
           (Principal Accounting Officer)

                                 CERTIFICATIONS

                           Principal Executive Officer
                           ---------------------------

I, Robert L. Long, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Transocean Inc.;

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

     Date: May 9, 2003                     /s/ Robert L. Long
                                           -------------------------------------
                                           Robert L. Long
                                           President and Chief Executive Officer

                           Principal Financial Officer
                           ---------------------------

I, Gregory L. Cauthen, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Transocean Inc.;

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

     Date: May 9, 2003                           /s/ Gregory L. Cauthen
                                                 -------------------------------
                                                 Gregory L. Cauthen
                                                 Senior Vice President, Chief
                                                 Financial Officer and Treasurer