Form 10-Q
period 2003-06-30
TRANSOCEAN INC
filed 2003-08-12
CIK 1083269

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                    FORM 10-Q
(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes     X     No  _____
                                                      -------

     Indicate  by  check mark whether the registrant is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act).  Yes     X     No  _____
                                                         -------

     As of July 31, 2003, 319,887,560 ordinary shares, par value $0.01 per share, were outstanding.
================================================================================

                                 TRANSOCEAN INC.

                               INDEX TO FORM 10-Q

                           QUARTER ENDED JUNE 30, 2003

                                                                                Page
                                                                                ----

PART  I  -  FINANCIAL  INFORMATION
----------------------------------

     ITEM 1.  Financial Statements (Unaudited)

              Condensed Consolidated Statements of Operations
                Three and Six Months Ended June 30, 2003 and 2002. . . . . . . .    2

              Condensed Consolidated Statements of Comprehensive Income (Loss)
                Three and Six Months Ended June 30, 2003 and 2002. . . . . . . .    3

              Condensed Consolidated Balance Sheets
                June 30, 2003 and December 31, 2002. . . . . . . . . . . . . . .    4

              Condensed Consolidated Statements of Cash Flows
                Six Months Ended June 30, 2003 and 2002. . . . . . . . . . . . .    5

              Notes to Condensed Consolidated Financial Statements . . . . . . .    7

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . . . . . . .   21

     ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk . . . .   44

     ITEM 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . .   45

PART II  -  OTHER INFORMATION
-----------------------------

     ITEM 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .   46

     ITEM 4.  Submission of Matters to a Vote of Security Holders. . . . . . . .   46

     ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .   48

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

                                              TRANSOCEAN INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (In millions, except per share data)
                                                        (Unaudited)


                                                              Three Months Ended June 30,      Six Months Ended June 30,
                                                            -------------------------------  -----------------------------
                                                                 2003            2002            2003           2002
                                                            --------------  ---------------  ------------  ---------------
Operating Revenues
  Contract drilling revenues                                $       576.6   $        646.2   $   1,166.2   $      1,314.1
  Client reimbursable revenues                                       27.3                -          53.7                -
--------------------------------------------------------------------------------------------------------------------------
                                                                    603.9            646.2       1,219.9          1,314.1
--------------------------------------------------------------------------------------------------------------------------
Costs and Expenses
  Operating and maintenance                                         426.5            365.6         800.6            746.6
  Depreciation                                                      127.5            124.3         254.3            249.9
  General and administrative                                         14.9             16.0          28.8             35.8
  Impairment loss on long-lived assets                               15.8                -          16.8              1.1
  (Gain) loss from sale of assets, net                               (0.6)             1.3          (2.0)            (0.6)
--------------------------------------------------------------------------------------------------------------------------
                                                                    584.1            507.2       1,098.5          1,032.8
--------------------------------------------------------------------------------------------------------------------------

Operating Income                                                     19.8            139.0         121.4            281.3

Other Income (Expense), net
  Equity in earnings of joint ventures                                1.8              2.5           5.4              4.4
  Interest income                                                     5.8              5.7          12.7              9.9
  Interest expense                                                  (52.8)           (52.5)       (105.4)          (108.4)
  Loss on retirement of debt                                        (15.7)               -         (15.7)               -
  Loss on impairment of note receivable from related party          (21.3)               -         (21.3)               -
  Other, net                                                         (2.7)            (0.4)         (3.3)            (1.1)
--------------------------------------------------------------------------------------------------------------------------
                                                                    (84.9)           (44.7)       (127.6)           (95.2)
--------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes, Minority Interest and
  Cumulative Effect of a Change in Accounting Principle             (65.1)            94.3          (6.2)           186.1
Income Tax Expense (Benefit)                                        (20.8)            13.9          (9.0)            27.7
Minority Interest                                                     0.2              0.4           0.1              1.1
--------------------------------------------------------------------------------------------------------------------------

Net Income (Loss) Before Cumulative Effect of a Change in
  Accounting Principle                                              (44.5)            80.0           2.7            157.3
Cumulative Effect of a Change in Accounting Principle                   -                -             -         (1,363.7)
--------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                           $       (44.5)  $         80.0   $       2.7   $     (1,206.4)
==========================================================================================================================

Basic Earnings (Loss) Per Share
  Income (Loss) Before Cumulative Effect of a Change in
    Accounting Principle                                    $       (0.14)  $         0.25   $      0.01   $         0.49
  Loss on Cumulative Effect of a Change in Accounting
    Principle                                                           -                -             -            (4.27)
--------------------------------------------------------------------------------------------------------------------------
   Net Income (Loss)                                        $       (0.14)  $         0.25   $      0.01   $        (3.78)
==========================================================================================================================

Diluted Earnings (Loss) Per Share
  Income (Loss) Before Cumulative Effect of a Change in     $       (0.14)  $         0.25   $      0.01   $         0.49
    Accounting Principle
  Loss on Cumulative Effect of a Change in   Accounting
    Principle                                                           -                -             -            (4.22)
--------------------------------------------------------------------------------------------------------------------------
   Net Income (Loss)                                        $       (0.14)  $         0.25   $      0.01   $        (3.73)
==========================================================================================================================


Weighted Average Shares Outstanding
  Basic                                                             319.8            319.1         319.7            319.1
--------------------------------------------------------------------------------------------------------------------------
  Diluted                                                           319.8            323.9         321.5            323.6
--------------------------------------------------------------------------------------------------------------------------


Dividends Paid per Share                                    $           -   $         0.03   $         -   $         0.06
--------------------------------------------------------------------------------------------------------------------------


                             See accompanying notes.

                                              TRANSOCEAN INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                                       (In millions)
                                                        (Unaudited)


                                                                 Three Months Ended June 30,     Six Months Ended June 30,
                                                              -------------------------------  -----------------------------
                                                                   2003            2002            2003           2002
                                                              --------------  ---------------  ------------  ---------------

Net income (loss)                                             $       (44.5)  $         80.0   $       2.7   $     (1,206.4)
----------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax
  Amortization of gain on terminated interest rate swaps               (0.1)               -          (0.1)            (0.1)
  Change in unrealized loss on securities available for sale            0.2                -           0.2              0.1
  Change in share of unrealized loss in unconsolidated
    joint venture's interest rate swaps                                 1.4             (1.0)          1.1              2.1
  Minimum pension liability adjustments                                 0.1                -           0.8                -
----------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                       1.6             (1.0)          2.0              2.1
----------------------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                             $       (42.9)  $         79.0   $       4.7   $     (1,204.3)
============================================================================================================================


                             See accompanying notes.

                                 TRANSOCEAN INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (In millions)
                                             (Unaudited)



                                                                        June 30,     December 31,
                                                                          2003           2002
                                                                      ------------  -------------
                                                                      (Unaudited)

                                               ASSETS

Cash and Cash Equivalents                                             $     714.0   $     1,214.2
Accounts Receivable, net of allowance for doubtful accounts of $19.8
    and $20.8 at June 30, 2003 and December 31, 2002, respectively          442.3           499.3
Materials and Supplies, net of allowance for obsolescence of $18.6          160.0           155.8
    at June 30, 2003 and December 31, 2002
Deferred Income Taxes                                                        19.7            21.9
Other Current Assets                                                         91.0            20.5
--------------------------------------------------------------------------------------------------
    Total Current Assets                                                  1,427.0         1,911.7
--------------------------------------------------------------------------------------------------


Property and Equipment                                                   10,196.5        10,198.0
Less Accumulated Depreciation                                             2,413.8         2,168.2
--------------------------------------------------------------------------------------------------
    Property and Equipment, net                                           7,782.7         8,029.8
--------------------------------------------------------------------------------------------------


Goodwill, net                                                             2,222.9         2,218.2
Investments in and Advances to Joint Ventures                                68.3           108.5
Deferred Income Taxes                                                        26.2            26.2
Other Assets                                                                178.7           370.7
--------------------------------------------------------------------------------------------------
    Total Assets                                                      $  11,705.8   $    12,665.1
==================================================================================================


                              LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable                                                      $     140.0   $       134.1
Accrued Income Taxes                                                         64.4            59.5
Debt Due Within One Year                                                    282.3         1,048.1
Other Current Liabilities                                                   239.2           262.2
--------------------------------------------------------------------------------------------------
    Total Current Liabilities                                               725.9         1,503.9
--------------------------------------------------------------------------------------------------

Long-Term Debt                                                            3,476.0         3,629.9
Deferred Income Taxes                                                        50.7           107.2
Other Long-Term Liabilities                                                 291.7           282.7
--------------------------------------------------------------------------------------------------
    Total Long-Term Liabilities                                           3,818.4         4,019.8
--------------------------------------------------------------------------------------------------

Commitments and Contingencies

Preference Shares, $0.10 par value; 50,000,000 shares authorized,               -               -
    none issued and outstanding
Ordinary Shares, $0.01 par value; 800,000,000 shares authorized,              3.2             3.2
    319,853,774 and 319,219,072 shares issued and outstanding at
    June 30, 2003 and December 31, 2002, respectively
Additional Paid-in Capital                                               10,638.5        10,623.1
Accumulated Other Comprehensive Loss                                        (29.5)          (31.5)
Retained Deficit                                                         (3,450.7)       (3,453.4)
--------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                            7,161.5         7,141.4
--------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                        $  11,705.8   $    12,665.1
==================================================================================================


                             See accompanying notes.

                              TRANSOCEAN INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (In millions)
                                         (Unaudited)



                                                                         Six Months Ended
                                                                             June 30,
                                                                      ----------------------
                                                                        2003        2002
                                                                      ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $    2.7   $ (1,206.4)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities
    Depreciation                                                         254.3        249.9
    Impairment loss on goodwill                                              -      1,363.7
    Stock-based compensation expense                                       2.9          0.4
    Deferred income taxes                                                (59.5)       (38.3)
    Equity in earnings of joint ventures                                  (5.4)        (4.4)
    Net loss from disposal of assets                                       7.8          2.3
    Loss on retirement of debt                                            15.7            -
    Impairment loss on long-lived assets                                  16.8          1.1
    Impairment of note receivable from related party                      21.3            -
    Amortization of debt-related discounts/premiums, fair value           (7.9)         2.9
     adjustments and issue costs, net
    Deferred income, net                                                  (1.6)        (6.0)
    Deferred expenses, net                                                 2.7          7.0
    Other, net                                                            13.5          9.3
    Changes in operating assets and liabilities
      Accounts receivable                                                 51.6         84.1
      Accounts payable and other current liabilities                       4.0        (84.7)
      Income taxes receivable/payable, net                                 9.6         22.3
      Other current assets                                               (23.3)       (22.7)
--------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                305.2        380.5
--------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                   (50.2)       (81.2)
  Note issued to related party, net of repayments                        (45.3)           -
  Proceeds from disposal of assets, net                                    3.2         65.0
  Acquisition of 40 percent interest in Deepwater Drilling II L.L.C.,     18.1            -
   net of cash acquired
  Joint ventures and other investments, net                                2.2            -
--------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                    (72.0)       (16.2)
--------------------------------------------------------------------------------------------


                             See accompanying notes.

                        TRANSOCEAN INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)



                                                        Six Months Ended
                                                            June 30,
                                                     ----------------------
                                                       2003        2002
                                                     ---------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments under commercial paper program                 -       (326.4)
  Repayments on other debt instruments                 (919.2)      (119.6)
  Cash from termination of interest rate swaps          173.5            -
  Decrease in cash dedicated to debt service              1.2            -
  Net proceeds from issuance of ordinary shares under
    stock-based compensation plans                       11.7         10.3
  Dividends paid                                            -        (19.1)
  Financing costs                                        (0.1)        (8.1)
  Other, net                                             (0.5)         1.1
---------------------------------------------------------------------------
Net Cash Used in Financing Activities                  (733.4)      (461.8)
---------------------------------------------------------------------------

Net Decrease in Cash and Cash Equivalents              (500.2)       (97.5)
---------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Period      1,214.2        853.4
---------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period           $  714.0   $    755.9
===========================================================================


                             See accompanying notes.

                        TRANSOCEAN INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE  1 - PRINCIPLES  OF  CONSOLIDATION

     Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company") is a leading international provider of offshore and inland marine contract drilling services for oil and gas wells. As of June 30, 2003, the Company owned, had partial ownership interests in or operated more than 160 mobile offshore and barge drilling units. The Company contracts its drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells.

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

NOTE  2 - GENERAL

     BASIS OF CONSOLIDATION - The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with accounting principles generally accepted in the United States ("U.S.") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any future period. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

     SUPPLEMENTARY CASH FLOW INFORMATION - Cash payments for interest and income taxes, net, were $106.1 million and $40.9 million, respectively, for the six months ended June 30, 2003 and $109.8 million and $44.2 million, respectively, for the six months ended June 30, 2002.

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

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


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

     The Company's goodwill balance was $2.2 billion as of June 30, 2003. The changes in the carrying amount of goodwill as of June 30, 2003 were as follows (in millions):

                                                           Balance at               Balance at
                                                           January 1,                June 30,
                                                              2003      Other (a)      2003
                                                           -----------  ----------  -----------
International and U.S. Floater Contract Drilling Services  $   2,218.2  $      4.7  $   2,222.9

_________________
(a) Represents net unfavorable adjustments during 2003 of income tax-related pre-acquisition contingencies related to the R&B Falcon merger.


     IMPAIRMENT OF OTHER LONG-LIVED ASSETS - The carrying value of long-lived assets, principally property and equipment, is reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For property and equipment held for use, the determination of recoverability is made based upon the estimated undiscounted future net cash flows of the related asset or group of assets being evaluated. Property and equipment held for sale are recorded at the lower of net book value or net realizable value. See Note 8.

     INCOME TAXES - Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The income tax rates imposed by these taxing authorities vary substantially. Taxable income may differ from pre-tax income for financial accounting purposes, particularly in countries with revenue-based taxes. There is no expected relationship between the provision for income taxes and income before income taxes because the countries in which we operate have different taxation regimes, which vary not only with respect to nominal rate but also in terms of the availability of deductions, credits, and other benefits. Variations also arise because income earned and taxed in any particular country or countries may fluctuate from period to period. These factors combined with lower expected financial results for the year are expected to lead to a higher effective tax rate than in 2002.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


     COMPREHENSIVE INCOME - The components of accumulated other comprehensive income (loss), net of tax, as of June 30, 2003 and December 31, 2002 are as follows (in millions):

                                                Unrealized         Other
                                  Gain on        Loss on       Comprehensive
                                Terminated      Available-    Loss Related to     Minimum      Total Other
                               Interest Rate     for-Sale     Unconsolidated      Pension     Comprehensive
                                   Swap         Securities     Joint Venture     Liability    Income (Loss)
                              ---------------  ------------  -----------------  -----------  ---------------
Balance at December 31, 2002  $          3.6   $      (0.6)  $           (2.0)  $    (32.5)  $        (31.5)
  Other comprehensive income            (0.1)          0.2                1.1          0.8              2.0
    (loss), net of tax
                              ---------------  ------------  -----------------  -----------  ---------------
Balance at June 30, 2003      $          3.5   $      (0.4)  $           (0.9)  $    (31.7)  $        (29.5)
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

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


     If compensation expense for grants to employees under the Company's long-term incentive plan and employee stock purchase plan prior to January 1, 2003 was recognized using the fair value method of accounting under SFAS 123 rather than the intrinsic value method under APB 25, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below (in millions, except per share data):

                                                                       Three Months Ended        Six Months Ended
                                                                             June 30,                 June 30,
                                                                     ------------------------  ----------------------
                                                                        2003         2002         2003        2002
                                                                     -----------  -----------  ----------  ----------
Net Income (Loss) as Reported                                        $    (44.5)  $     80.0   $     2.7   $(1,206.4)
  Add back: Stock-based compensation expense included in                    1.3          0.2         2.5         0.4
   reported net income (loss), net of related tax effects

Deduct: Total stock-based compensation expense determined
  under fair value based method for all awards, net of related tax effects
    Long-Term Incentive Plan                                               (3.7)        (5.7)       (8.3)      (10.1)
    Employee Stock Purchase Plan                                           (1.2)        (0.6)       (2.1)       (1.2)

                                                                     -----------  -----------  ----------  ----------
  Pro Forma Net Income (Loss)                                        $    (48.1)  $     73.9   $    (5.2)  $(1,217.3)
                                                                     ===========  ===========  ==========  ==========

Basic Earnings (Loss) Per Share
  As Reported                                                        $    (0.14)  $     0.25   $    0.01   $   (3.78)
  Pro Forma                                                               (0.15)        0.23       (0.02)      (3.81)

Diluted Earnings (Loss) Per Share
  As Reported                                                        $    (0.14)  $     0.25   $    0.01   $   (3.73)
  Pro Forma                                                               (0.15)        0.23       (0.02)      (3.76)

     NEW  ACCOUNTING  PRONOUNCEMENTS  -  In  January  2003,  the  FASB  issued
Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (the "Interpretation"). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The Interpretation is effective as of the beginning of the first interim period beginning after June 15, 2003 for existing interests and immediately for new interests. Currently, the Company generally consolidates an entity when it has a controlling interest through ownership of a majority voting interest in the entity.

     The Company has investments in and advances to six joint ventures. One joint venture, Deepwater Drilling L.L.C. ("DD LLC"), was established for the purpose of constructing and leasing a drillship. One joint venture, Delta Towing Holdings, LLC ("Delta Towing"), was established for the purpose of owning and operating inland and shallow water marine support vessel equipment. The remaining four joint ventures were primarily established for the purpose of owning and operating certain drilling units. While the operations of DD LLC are funded by cash flows from operating activities, the Company guarantees the debt and equity financing on the drillship equally with its joint venture partner.
The debt and equity financing balance for the leased drillship was $194.1 million at June 30, 2003. The Company holds notes receivable from the Delta Towing joint venture with a carrying value of $54.8 million at June 30, 2003. The remaining joint ventures are funded primarily by cash flows from operating activities.

     The Company accounts for these investments using the equity method of accounting, recording its share of the net income or loss based upon the terms of the joint venture agreements. Because the Company has a 50 percent or less ownership interest in these joint ventures, it does not have a controlling interest in the joint ventures nor does it have the ability to exercise significant influence over operating and financial policies.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


     At the time the Delta Towing joint venture was formed, it issued $144.0 million in notes to TODCO. Prior to the R&B Falcon merger, $64.0 million of the notes were fully reserved leaving an $80.0 million balance at January 31, 2001. This note agreement was subsequently amended to provide for a $4.0 million, three-year revolving credit facility. Delta Towing's assets serve as collateral for the Company's notes receivable. The Delta Towing joint venture also issued a $3.0 million note to the 75 percent joint venture partner. Because the Company has the largest percentage of investment at risk through the notes receivable and Delta Towing's equity is not sufficient to absorb its expected losses, the Company is expected to absorb the majority of the joint venture's expected losses and, therefore, the Company is deemed to be the primary beneficiary of Delta Towing for accounting purposes. As such, the Company will consolidate
Delta  Towing  effective  July 1, 2003. The Company expects the consolidation of
Delta Towing to result in an increase in current assets of approximately $5.0 million, an increase in property and equipment, net of approximately $55.0 million, a decrease in investments in and advances to joint ventures of approximately $55.0 million, an increase in current liabilities of approximately $1.0 million and an increase in long-term debt of approximately $3.0 million.

     The Company is currently evaluating the effects of adopting the Interpretation on the accounting for its ownership interest in its other joint ventures.

     The Company has a wholly owned subsidiary, Deepwater Drilling II L.L.C. ("DDII LLC"), that was established as a joint venture with a major oil company for the purpose of constructing and leasing a drillship, the Deepwater Frontier. The drillship was purchased by a trust that was established to finance the purchase through debt and equity financing, which the Company, under certain circumstances, fully guarantees. On May 29, 2003, the Company purchased the entire 40 percent interest of the major oil company in DDII LLC. The Company currently accounts for DDII LLC's lease of the drillship as an operating lease. The balance of the trust's debt and equity financing at June 30, 2003 was approximately $162.0 million. Because the Company is at risk for this amount, the Company is deemed to be the primary beneficiary of the trust for accounting purposes and will consolidate the trust effective July 1, 2003. The drillship serves as collateral for the trust's debt and equity financing. Effective with the consolidation of the trust, the debt and equity financing to be reflected in the Company's balance sheet will be approximately $153.0 million and $9.0 million, respectively. The debt financing will be reflected as debt due within one year while the equity financing will be reflected as minority interest within other long-term liabilities in the Company's balance sheet. In addition, the Company will record approximately $207.0 million for the drillship as property and equipment, net in its balance sheet and will eliminate its notes receivable to related party of $45.3 million (see Note 11).

     Effective January 2003, the Company implemented Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenues Gross as a Principal versus Net as an Agent. As a result of the implementation of the EITF, the costs incurred and charged to the Company's clients on a reimbursable basis are recognized as operating and maintenance expense. In addition, the amounts billed to the Company's clients associated with these reimbursable costs are being recognized as client reimbursable revenue. Management expects client reimbursable revenues and operating and maintenance expense to be between $90 million and $110 million in 2003 as a result of the implementation of EITF 99-19. The change in accounting principle will have no effect on the Company's results of operations or consolidated financial position. Prior periods have not been reclassified, as these amounts were not material.

     In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement requires an issuer to measure and classify as liabilities certain financial instruments that have characteristics of both liabilities and equity as liabilities. SFAS 150 applies to those instruments that represent, or are indexed to, an obligation to buy back the issuer's shares and obligations that can be settled in shares and meet certain conditions. It does not, however, apply to financial instruments that are indexed to and potentially settled in an issuer's own shares. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt this statement effective July 1, 2003. However, management does not expect the

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


adoption of this statement to have a material effect on the Company's consolidated financial position or results of operations.

     RECLASSIFICATIONS - Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.

NOTE  3  -  DEBT

     Debt, net of unamortized discounts, premiums and fair value adjustments, is comprised of the following (in millions):

                                                                                     June 30,   December 31,
                                                                                       2003         2002
                                                                                     ---------  -------------
6.5% Senior Notes, due April 2003                                                    $       -  $       239.7
9.125% Senior Notes, due December 2003                                                    88.2           89.5
Amortizing Term Loan Agreement - Final Maturity December 2004                            225.0          300.0
6.75% Senior Notes, due April 2005 (a)                                                   365.4          371.8
7.31% Nautilus Class A1 Amortizing Notes - Final Maturity May 2005                        84.6          104.7
9.41% Nautilus Class A2 Notes, due May 2005                                                  -           51.7
6.95% Senior Notes, due April 2008 (a)                                                   271.6          277.2
9.5% Senior Notes, due December 2008 (a)                                                 362.7          371.8
6.625% Notes, due April 2011 (a)                                                         802.8          803.7
7.375% Senior Notes, due April 2018                                                      250.5          250.5
Zero Coupon Convertible Debentures, due May 2020 (put options exercisable May 2008
  and May 2013) (b)                                                                       16.3          527.2
1.5% Convertible Debentures, due May 2021 (put options exercisable May 2006, May
  2011 and May 2016)                                                                     400.0          400.0
8% Debentures, due April 2027                                                            198.1          198.0
7.45% Notes, due April 2027 (put options exercisable April 2007)                          94.7           94.6
7.5% Notes, due April 2031                                                               597.4          597.4
Other                                                                                      1.0            0.2
                                                                                     ---------  -------------
   Total Debt                                                                          3,758.3        4,678.0
   Less Debt Due Within One Year (b)                                                     282.3        1,048.1
                                                                                     ---------  -------------
   Total Long-Term Debt                                                              $ 3,476.0  $     3,629.9
                                                                                     =========  =============

_________________
(a)     At December 31, 2002, the Company was a party to interest rate swap agreements with respect to these debt instruments.
        See  Note  6.
(b)     At December 31, 2002, the Zero Coupon Convertible Debentures were classified as debt due within one year since the put options were exercisable in May 2003. At June 30, 2003, the remaining balance was classified as long-term debt.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


     The scheduled maturity of the face value of the Company's debt assumes the bondholders exercise their options to require the Company to repurchase the 1.5% Convertible Debentures, 7.45% Notes and Zero Coupon Convertible Debentures in May 2006, April 2007 and May 2008, respectively, and is as follows for the twelve months ending June 30 (in millions):

                            2004             $  281.2
                            2005                467.3
                            2006                400.0
                            2007                100.0
                            2008                269.0
                            Thereafter        2,050.0
                                             --------
                            Total            $3,567.5
                                             ========


     Commercial Paper Program - The Company has two revolving credit agreements, described below, which provide liquidity for commercial paper borrowings. At June 30, 2003, no amounts were outstanding under the Commercial Paper Program.

     Revolving Credit Agreements - The Company is a party to two revolving credit agreements, a $550.0 million five-year revolving credit agreement dated December 29, 2000 and a $250.0 million 364-day revolving credit agreement dated December 26, 2002. In addition to providing for commercial paper borrowings, these credit lines may also be drawn on directly. At June 30, 2003, no amounts were outstanding under either of these revolving credit agreements.

     Term Loan Agreement - The Company is a party to an amortizing unsecured five-year term loan agreement dated December 16, 1999. Amounts outstanding under the Term Loan Agreement bear interest, at the Company's option, at a base rate or London Interbank Offered Rate ("LIBOR") plus a margin that varies depending on the Company's senior unsecured public debt rating. At June 30, 2003, the margin was 0.70 percent per annum. The debt began to amortize in March 2002, at a rate of $25.0 million per quarter in 2002. In 2003 and 2004, the debt amortizes at a rate of $37.5 million per quarter. As of June 30, 2003, $225.0 million was outstanding under this agreement.

     Exchange Offer - In March 2002, the Company completed exchange offers and consent solicitations for TODCO's 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5%
Senior Notes ("the Exchange Offer"). As a result of the Exchange Offer, approximately $234.5 million, $342.3 million, $247.8 million, $246.5 million, $76.9 million and $289.8 million principal amount of TODCO's outstanding 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% Senior Notes, respectively, were exchanged for the Company's newly issued 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5%
Senior Notes having the same principal amount, interest rate, redemption terms and payment and maturity dates. Because the holders of a majority in principal amount of each of these series of notes consented to the proposed amendments to the applicable indenture pursuant to which the notes were issued, some covenants, restrictions and events of default were eliminated from the indentures with respect to these series of notes. After the Exchange Offer, approximately $5.0 million, $7.7 million, $2.2 million, $3.5 million, $10.2 million and $10.2 million principal amount of the outstanding 6.5% (see "-Retired and Repurchased Debt"), 6.75%, 6.95%, 7.375%, 9.125% and 9.5% Senior Notes, respectively, not exchanged remain the obligation of TODCO. These notes are combined with the notes of the corresponding series issued by the Company in the above table. In connection with the Exchange Offer, TODCO paid $8.3 million in consent payments to holders of TODCO's notes whose notes were exchanged. The consent payments are being amortized as an increase to interest expense over the remaining term of the respective notes and such amortization is expected to be approximately $1.1 million in 2003.

     Retired and Repurchased Debt - In April 2003, the Company repaid all of the $239.5 million principal amount outstanding 6.5% Senior Notes, plus accrued and unpaid interest, in accordance with their scheduled maturity. The Company funded the repayment from existing cash balances.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


     In May 2003, the Company repurchased and retired all of the $50.0 million principal amount outstanding 9.41% Nautilus Class A2 Notes due May 2005 and funded the repurchase from existing cash balances. The Company recognized a loss on the early retirement of debt of approximately $3.6 million ($0.01 per diluted share), net of tax of $1.9 million, in the second quarter of 2003.

     In April 2003, the Company announced that holders of its Zero Coupon Convertible Debentures due May 24, 2020 had the option to require the Company to repurchase their debentures in May 2003. Holders of $838.6 million aggregate principal amount, or approximately 97 percent, of these debentures exercised this option and the Company repurchased their debentures at a repurchase price of $628.57 per $1,000 principal amount. Under the terms of the debentures, the Company had the option to pay for the debentures with cash, the Company's ordinary shares, or a combination of cash and shares, and elected to pay the $527.2 million repurchase price from existing cash balances. The Company recognized additional expense of approximately $10.2 million ($0.03 per diluted share) as an after-tax loss on retirement of debt in the second quarter of 2003 to fully amortize the remaining debt issue costs related to the repurchased debentures. The holders of the $26.4 million aggregate principal amount of debentures that remain outstanding have the right to require the Company to repurchase the debentures in May 2008 at a price of $720.55 per $1,000 principal amount. The Company also has the right to redeem the remaining debentures at any time at a price equal to the debentures' then accreted value. The outstanding debentures are convertible, at the option of the holder, into 8.1566 of the Company's ordinary shares per $1,000 principal amount, subject to adjustment under certain circumstances.

NOTE  4  -  INCOME  TAXES

     In June 2003, the Company recorded a $14.6 million ($0.04 per diluted share) foreign tax benefit attributable to the favorable resolution of a non-U.S. income tax liability, as well as tax benefits resulting from non-cash impairments and loss on debt retirements. As a result of the deterioration in 2003 profitability, the annual effective tax rate is now estimated to be approximately 38 percent during 2003 on earnings before asset impairments, note receivable impairments and loss on debt retirements. Due to the change in the estimated annual effective tax rate from approximately 20 percent at March 31, 2003, earnings for the three months ended June 30, 2003 were reduced by $10.7 million ($0.03 per diluted share) as a result of applying the adjusted estimated annual effective tax rate to the three months ended March 31, 2003.

NOTE  5  -  FINANCIAL  INSTRUMENTS  AND  RISK  CONCENTRATION

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

     The Company's primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies typically have minimal impact on overall results. In situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases may be used. A foreign exchange forward contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange.

     The Company does not enter into derivative transactions for speculative purposes. At June 30, 2003, the Company had no material open foreign exchange contracts.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


     In January 2003, Venezuela implemented foreign exchange controls that limit the Company's ability to convert local currency into U.S. dollars and transfer excess funds out of Venezuela. The Company's drilling contracts in Venezuela typically call for payments to be made in local currency, even when the dayrate is denominated in U.S. dollars. The exchange controls could also result in an artificially high value being placed on the local currency. As a result, the Company recognized a loss of $1.5 million, net of tax of $0.8 million, on the revaluation of the local currency into functional U.S dollars for the six months ended June 30, 2003.

NOTE  6  -  INTEREST  RATE  SWAPS

     In June 2001, the Company entered into interest rate swap agreements in the aggregate notional amount of $700.0 million with a group of banks relating to the Company's $700.0 million aggregate principal amount of 6.625% Notes due April 2011. In February 2002, the Company entered into interest rate swap agreements with a group of banks in the aggregate notional amount of $900.0 million relating to the Company's $350.0 million aggregate principal amount of 6.75% Senior Notes due April 2005, $250.0 million aggregate principal amount of 6.95% Senior Notes due April 2008 and $300.0 million aggregate principal amount of 9.5% Senior Notes due December 2008. The objective of each transaction was to protect the debt against changes in fair value due to changes in the benchmark interest rate. Under each interest rate swap, the Company received the fixed rate equal to the coupon of the hedged item and paid the floating rate (LIBOR) plus a margin of 50 basis points, 246 basis points, 171 basis points and 413 basis points, respectively, which were designated as the respective benchmark interest rates, on each of the interest payment dates until maturity of the respective notes. The hedges were considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rates over their term. As a result, the shortcut method applied and there was no requirement to periodically reassess the effectiveness of the hedges during the term of the swaps.

     In January 2003, the Company terminated the swaps with respect to its 6.75%, 6.95% and 9.5% Senior Notes. In March 2003, the Company terminated the swaps with respect to its 6.625% Notes. As a result of these terminations, the Company received cash proceeds, net of accrued interest, of approximately $173.5 million that was recognized as a fair value adjustment to long-term debt in the Company's consolidated balance sheet and is being amortized as a reduction to interest expense over the life of the underlying debt. Such reduction is expected to be approximately $23.1 million ($0.07 per diluted share) in 2003.

     DD LLC, an unconsolidated subsidiary in which the Company has a 50 percent ownership interest, entered into interest rate swaps in August 1998 that have aggregate market values netting to a liability of $2.9 million at June 30, 2003. The Company's interest in these swaps has been included in accumulated other comprehensive income, net of tax, with corresponding reductions to deferred income taxes and investments in and advances to joint ventures.

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

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


     Operating revenues and income (loss) before income taxes, minority interest and cumulative effect of a change in accounting principle by segment are as follows (in millions):

                                                                 Three Months Ended       Six Months Ended
                                                                      June 30,                June 30,
                                                              ------------------------  ----------------------
                                                                 2003         2002        2003        2002
                                                              -----------  -----------  ---------  -----------
Operating Revenues
International and U.S. Floater Contract Drilling Services     $    548.5   $    609.1   $1,111.2   $  1,232.3
   Gulf of Mexico Shallow and Inland Water                          55.4         37.1      108.7         81.8
                                                              -----------  -----------  ---------  -----------
      Total Operating Revenues                                $    603.9   $    646.2   $1,219.9   $  1,314.1
                                                              -----------  -----------  ---------  -----------

Operating income (loss) before general and administrative
   expense
   International and U.S. Floater Contract Drilling Services  $     84.2   $    185.9   $  228.2   $    380.8
   Gulf of Mexico Shallow and Inland Water                         (49.5)       (30.9)     (78.0)       (63.7)
                                                              -----------  -----------  ---------  -----------
                                                                    34.7        155.0      150.2        317.1
   Unallocated general and administrative expense                  (14.9)       (16.0)     (28.8)       (35.8)
   Unallocated other income (expense), net                         (84.9)       (44.7)    (127.6)       (95.2)
                                                              -----------  -----------  ---------  -----------
      Income (Loss) before Income Taxes, Minority Interest
         and Cumulative Effect of a Change in Accounting
         Principle                                            $    (65.1)  $     94.3   $   (6.2)  $    186.1
                                                              ===========  ===========  =========  ===========

     Total assets by segment were as follows (in millions):

                                                           June 30,   December 31,
                                                             2003         2002
                                                           ---------  -------------
International and U.S. Floater Contract Drilling Services  $10,913.8  $    11,804.1
Gulf of Mexico Shallow and Inland Water                        792.0          861.0
                                                           ---------  -------------
   Total Assets                                            $11,705.8  $    12,665.1
                                                           =========  =============


NOTE  8  -  ASSET  DISPOSITIONS  AND  IMPAIRMENT  LOSS

     Asset Dispositions - In January 2003, in the International and U.S. Floater Contract Drilling Services segment, the Company completed the sale of a jackup rig, the RBF 160, for net proceeds of $13.0 million and recognized a gain of $0.2 million, net of tax of $0.1 million. The proceeds were received in December 2002.

     During the six months ended June 30, 2003, the Company settled an insurance claim and sold certain other assets for net proceeds of approximately $3.2 million and recorded net after-tax gains of $1.4 million in its International and U.S. Floater Contract Drilling Services segment and $0.2 million, net of tax of $0.1 million, in its Gulf of Mexico Shallow and Inland Water segment.

     During the six months ended June 30, 2002, in the International and U.S. Floater Contract Drilling Services segment, the Company sold the jackup rig RBF 209 and two semisubmersible rigs, the Transocean 96 and Transocean 97, for net proceeds of $49.4 million and recognized net losses of $0.3 million, net of tax of $0.1 million.

     During the six months ended June 30, 2002, the Company settled an insurance claim and sold certain other assets for net proceeds of approximately $15.6 million and recorded net gains of $1.0 million, net of tax of $0.5

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


million, in its International and U.S. Floater Contract Drilling Services segment and net losses of $0.3 million, net of tax of $0.1 million, in its Gulf of Mexico Shallow and Inland Water segment.

     Impairments - During the six months ended June 30, 2003, the Company recorded non-cash impairment charges of $6.9 million ($0.02 per diluted share), net of tax of $3.7 million, in the Gulf of Mexico Shallow and Inland Water segment, which resulted from the Company's decision to take five jackup rigs out of drilling service and market the rigs for alternative uses. The Company does not anticipate returning these rigs to drilling service as it is believed to be cost prohibitive. As a result of this decision, and in accordance with SFAS 144, the carrying value of these assets was adjusted to fair market value. The fair market values of these units as non-drilling rigs were based on third party valuations. The Company also recorded a non-cash impairment charge in this segment of $0.7 million, net of tax of $0.3 million, related to its approximately 12 percent investment in Energy Virtual Partners, LP and Energy Virtual Partners Inc., which resulted from the Company's determination that the fair value of the assets of those entities did not support its carrying value, which is included in investments in and advances to joint ventures in the Company's condensed consolidated balance sheets. The impairment was determined and measured based on the remaining book value of the Company's investment and management's assessment of the fair value of that investment at the time the decision was made.

     During the six months ended June 30, 2003, the Company recorded an after-tax, non-cash impairment charge of $4.2 million ($0.01 per diluted share) related to assets held and used in the International and U.S. Floater Contract Drilling Services segment, which resulted from the Company's decision to remove one mid-water semisubmersible rig and one self-erecting tender rig from drilling service. The impairment was determined and measured based on an estimate of fair value derived from an offer from a potential buyer. The Company also recorded an after-tax, non-cash impairment charge of $1.0 million in this segment, which resulted from the Company's decision to discontinue its leases on its oil and gas properties. The impairment was determined and measured based on the remaining book value of the assets and management's assessment of the fair value at the time the decision was made.

     During the six months ended June 30, 2002, the Company recorded a non-cash impairment charge of $0.7 million, net of tax of $0.4 million, related to an asset held for sale in the Gulf of Mexico Shallow and Inland Water segment, which resulted from deterioration in market conditions. The impairment was determined and measured based on an estimate of fair value derived from an offer from a potential buyer.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


NOTE  9  -  EARNINGS  PER  SHARE

     The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in millions, except per share data):

                                                                     Three Months Ended       Six Months Ended
                                                                           June 30,              June 30,
                                                                   -----------------------  ---------------------
                                                                      2003         2002       2003       2002
                                                                   -----------  ----------  --------  -----------
NUMERATOR FOR BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Income (Loss) Before Cumulative Effect of a Change in
  Accounting Principle                                             $    (44.5)  $     80.0  $    2.7  $    157.3
Cumulative Effect of a Change in Accounting Principle                       -            -         -    (1,363.7)
                                                                   -----------  ----------  --------  -----------
Net Income (Loss)                                                  $    (44.5)  $     80.0  $    2.7  $ (1,206.4)
                                                                   ===========  ==========  ========  ===========

DENOMINATOR FOR DILUTED EARNINGS (LOSS) PER SHARE
Weighted-average shares outstanding for basic earnings per share        319.8        319.1     319.7       319.1
  Effect of dilutive securities:
    Employee stock options and unvested stock grants                        -          2.7       1.2         2.6
    Warrants to purchase ordinary shares                                    -          2.1       0.6         1.9
                                                                   -----------  ----------  --------  -----------
Adjusted weighted-average shares and assumed
    conversions for diluted earnings per share                          319.8        323.9     321.5       323.6
                                                                   ===========  ==========  ========  ===========

BASIC EARNINGS (LOSS) PER SHARE
  Income (Loss) Before Cumulative Effect of a Change in
    Accounting Principle                                           $    (0.14)  $     0.25  $   0.01  $     0.49
  Cumulative Effect of a Change in Accounting Principle                     -            -         -       (4.27)
                                                                   -----------  ----------  --------  -----------
  Net Income (Loss)                                               $    (0.14)  $     0.25  $   0.01  $    (3.78)
                                                                   ===========  ==========  ========  ===========

DILUTED EARNINGS (LOSS) PER SHARE
  Income (Loss) Before Cumulative Effect of a Change in
    Accounting Principle                                           $    (0.14)  $     0.25  $   0.01  $     0.49
  Cumulative Effect of a Change in Accounting Principle                     -            -         -       (4.22)
                                                                   -----------  ----------  --------  -----------
  Net Income (Loss)                                                $    (0.14)  $     0.25  $   0.01  $    (3.73)
                                                                   ===========  ==========  ========  ===========

     Ordinary shares subject to issuance pursuant to the conversion features of the convertible debentures are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share because the effect of including those shares is anti-dilutive for all periods presented. Incremental shares related to stock options, unvested stock grants and warrants are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share for the three months ended June 30, 2003, because the effect of including those shares is anti-dilutive for that period.

NOTE  10  -  CONTINGENCIES

     Legal Proceedings - In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates Inc. against a subsidiary of the Company, Cliffs Drilling, its underwriters at Lloyd's (the "Underwriters") and an insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages in excess of $50 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons, expenses, and interest. The Company and the Underwriters appealed such judgment, and the Louisiana Court of Appeals reduced the amount for which the Company may be responsible to less than $10 million. The plaintiffs requested that the Supreme Court of Louisiana consider the matter and reinstate the original verdict. The Company and the Underwriters also appealed to the Supreme Court of Louisiana

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


requesting that the Court reduce the verdict or, in the case of the Underwriters, eliminate any liability for the verdict. Prior to the Supreme Court of Louisiana ruling on these petitions, the Company settled with the St. Mary group of plaintiffs and the State of Louisiana. Subsequently, the Supreme Court of Louisiana denied the applications of all remaining plaintiffs. The Company settled with all remaining plaintiffs in the second quarter of 2003. The Company believes that the amounts, apart from a small deductible, paid in the settlement are covered by relevant primary and excess liability insurance policies. However, the insurers and the Underwriters have denied all coverage. The Company has instituted litigation against those insurers and Underwriters to enforce its rights under the relevant policies. One group of issuers has asserted a counterclaim against the Company claiming that they issued the policy as a result of misrepresentation. The settlements did not have a material adverse effect on the Company's business or consolidated financial position. The Company does not expect the ultimate outcome of the case to have a material adverse effect on its business or consolidated financial position.

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

     Letters of Credit and Surety Bonds - The Company had letters of credit outstanding at June 30, 2003 totaling $78.7 million. These letters of credit guarantee various contract bidding and insurance activities under various lines provided by several banks.

     As is customary in the contract drilling business, the Company also has various surety bonds totaling $159.6 million in place that secure customs obligations relating to the importation of its rigs and certain performance and other obligations.

NOTE  11  -  RELATED  PARTY  TRANSACTIONS

     Delta Towing - In January 2003, Delta Towing failed to make its scheduled quarterly interest payment of $1.7 million on the notes receivable. The Company signed a 90-day waiver of the terms requiring payment of interest. In April 2003, Delta Towing again failed to make its interest payment of $1.7 million originally due January 2003 after expiration of the 90-day waiver. In April 2003, Delta Towing failed to make another scheduled quarterly interest payment of $1.6 million. During the six months ended June 30, 2003, the Company received partial interest payments of approximately $0.6 million. At June 30, 2003, the Company had interest receivable from Delta Towing of $4.3 million. As a result of the Company's continued evaluation of the collectibility of the Delta Towing notes, the Company recorded an impairment on the notes receivable of $13.8 million ($0.04 per diluted share), net of tax of $7.5 million, in the second quarter of 2003 as an allowance for credit losses. The Company based the impairment on Delta Towing's discounted projected cash flows over the term of the notes, which deteriorated in the second quarter of 2003 as a result of the continued decline in Delta Towing's business outlook. The amount of the notes receivable outstanding prior to the impairment was $82.8 million. At June 30, 2003, the carrying value of the notes receivable, net of the related allowance for credit losses, was $54.8 million. The Company will establish a reserve for future interest income earned and recorded on the notes receivable and will apply cash payments to interest receivable currently outstanding and then to interest income for which a reserve has been established.

     DDII LLC is the lessee in a synthetic lease financing facility entered into in connection with the construction of the Deepwater Frontier. In May 2003, WestLB AG, one of the lenders in the synthetic lease financing facility to which DDII LLC is the lessee, assigned its $46.1 million remaining promissory note receivable to the Company in exchange for cash of $46.1 million. As a result of this assignment, the Company assumed all the rights and obligations

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


of WestLB AG. The balance of the note receivable was $45.3 million at June 30, 2003 and is included in other current assets in the Company's condensed consolidated balance sheets.

     Also in May 2003, but subsequent to the WestLB AG assignment, the Company purchased ConocoPhillips' 40 percent interest in DDII LLC for approximately $5.0 million. As a result of this purchase, the Company consolidated DDII LLC in the second quarter of 2003. In addition, the Company acquired certain drilling and other contracts from ConocoPhillips for approximately $9 million in cash.

NOTE  12  -  RESTRUCTURING  CHARGES

     In September 2002, the Company committed to a restructuring plan to close its engineering office in Montrouge, France. The Company established a liability of $2.8 million for the estimated severance-related costs associated with the involuntary termination of 16 employees pursuant to this plan. The charge was reported as operating and maintenance expense in the International and U.S. Floater Contract Drilling Services segment in the Company's condensed consolidated statements of operations. Through June 30, 2003, $2.1 million had been paid representing full or partial payments to all 16 employees whose positions were eliminated as a result of this plan. The Company released the expected surplus liability of $0.3 million to operating and maintenance expense in June 2003.

     In September 2002, the Company committed to a restructuring plan for a staff reduction in Norway as a result of a decline in activity in that region. The Company established a liability of $1.2 million for the estimated severance-related costs associated with the involuntary termination of eight employees pursuant to this plan. The charge was reported as operating and maintenance expense in the International and U.S. Floater Contract Drilling Services segment in the Company's condensed consolidated statements of operations. Through June 30, 2003, $0.8 million had been paid representing full or partial payments to eight employees whose positions are being eliminated as a result of this plan. The Company anticipates that substantially all amounts will be paid by the end of the first quarter of 2005.

     In September 2002, the Company committed to a restructuring plan to consolidate certain functions and offices utilized in its Gulf of Mexico Shallow and Inland Water segment. The plan resulted in the closure of an administrative office and warehouse in Louisiana and relocation of most of the operations and administrative functions previously conducted at that location. The Company established a liability of $1.2 million for the estimated severance-related costs associated with the involuntary termination of 57 employees pursuant to this plan. The charge was reported as operating and maintenance expense in the Company's condensed consolidated statements of operations. Through June 30, 2003, substantially all of the $1.2 million previously established liability was paid to 50 employees whose employment was terminated as a result of this plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

OVERVIEW

     Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company," "Transocean," "we, " "us" or "our") is a leading international provider of offshore and inland marine contract drilling services for oil and gas wells. As of July 31, 2003, we owned, had partial ownership interests in or operated more than 160 mobile offshore and barge drilling units. As of this date, our fleet included 13 fifth-generation semisubmersibles and drillships ("floaters"), 15 other deepwater floaters, 31 mid-water floaters and 50 jackup drilling rigs. Our fleet also included 34 drilling barges, four tenders, three submersible drilling rigs, two platform drilling rigs, a mobile offshore production unit and a land drilling rig, as well as nine land rigs and three lake barges in Venezuela. We contract our drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. We also provide additional services, including management of third-party well service activities.

     We have reclassified our floaters into a deepwater category, consisting of our fifth-generation floaters and other deepwater floaters, and a mid-water category. We have also reviewed the use of the term "deepwater" in connection with our fleet. The term as used in the drilling industry to denote a particular segment of the market varies and continues to evolve with technological improvements. We generally view the deepwater market sector as that which begins in water depths of approximately 4,500 feet. Within our "deepwater" category, we consider our "fifth-generation" rigs to be the semisubmersibles Deepwater Horizon, Cajun Express, Deepwater Nautilus, Sedco Energy and Sedco Express and the drillships Deepwater Discovery, Deepwater Expedition, Deepwater Frontier, Deepwater Millennium, Deepwater Pathfinder, Discoverer Deep Seas, Discoverer Enterprise, and Discoverer Spirit. The floaters comprising the "other deepwater" category are those semisubmersible rigs and drillships which have a water depth capacity of at least 4,500 feet. The mid-water category is comprised of those floaters with a water depth capacity of less than 4,500 feet. We have reclassified these rigs to better reflect how we view, and how we believe our investors and the industry view, our fleet.

     Our operations are aggregated into two reportable segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. The International and U.S. Floater Contract Drilling Services segment consists of floaters, non-U.S. jackups, other mobile offshore drilling units and other assets used in support of offshore drilling activities and offshore support services. The Gulf of Mexico Shallow and Inland Water segment consists of jackup and submersible drilling rigs located in the U.
S. Gulf of Mexico and Trinidad and U.S. inland drilling barges, as well as land and lake barge drilling units located in Venezuela. We provide services with different types of drilling equipment in several geographic regions. The location of our rigs and the allocation of resources to build or upgrade rigs is determined by the activities and needs of our clients.

     As a result of the implementation of Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, costs we incur that are charged to our clients on a reimbursable basis are being recognized as operating and maintenance expense beginning in 2003. In addition, the amounts billed to our clients associated with these reimbursable costs are being recognized as operating revenue. We expect the increase in operating revenues and operating and maintenance expense resulting from this implementation to be between $90 million and $110 million for the year 2003. This change in the accounting treatment for client reimbursables will have no effect on our results of operations or consolidated financial position. We previously recorded these charges and related reimbursements on a net basis in operating and maintenance expense. Prior period amounts have not been reclassified, as the amounts were not material.

     In July 2002, we announced plans to pursue a divestiture of our Gulf of Mexico Shallow and Inland Water business. In December 2002, our subsidiary, TODCO, formerly known as R&B Falcon Corporation, filed a registration statement with the Securities and Exchange Commission ("SEC") relating to our previously announced initial public offering of our Gulf of Mexico Shallow and Inland Water business. We expect to separate this business from Transocean and establish TODCO as a publicly traded company. We have completed our reorganization of TODCO as the entity that owns that business in preparation of the offering. We expect to complete the initial public offering when market conditions warrant, subject to various factors. Given the current general uncertainty in the equity and U.S. natural gas drilling markets, we are unsure when the transaction could be completed on terms acceptable to us. We do not expect to sell all of our interest in TODCO in the initial public offering. Until we complete the initial public offering transaction, we will continue to operate and account for TODCO as our Gulf of Mexico Shallow and Inland Water segment.

     In April 2003, our deepwater drillship Peregrine I temporarily suspended drilling operations as a result of an electrical fire requiring repairs at a shipyard. The rig resumed operations in early July 2003. See "-Operating Results."

     In April 2003, we announced that drilling operations had ceased on four of our mobile offshore drilling units located offshore Nigeria due to a strike by local members of the National Union of Petroleum and Natural Gas Workers on the semisubmersible rigs M.G. Hulme, Jr. and Sedco 709 and the jackup rigs Trident VI and Trident VIII. All rigs have since returned to operations. We continue negotiations to resolve the issues relating to the labor strike in Nigeria.

     In May 2003, we purchased ConocoPhillips' 40 percent interest in Deepwater Drilling II L.L.C. ("DDII LLC"). DDII LLC is the lessee in a synthetic lease financing facility entered into in connection with the construction of the Deepwater Frontier. As a result of this purchase, we consolidated DDII LLC in the second quarter of 2003. See "-Special Purpose Entities, Sale/Leaseback Transaction and Related Party Transactions."

     In May 2003, we announced that a drilling riser had separated on our deepwater drillship Discoverer Enterprise and that the rig had temporarily suspended drilling operations for our customer. The rig has resumed operations but we are in discussion with our customer regarding the appropriate dayrate treatment. See "-Operating Results."

     In June 2003, we incurred a loss as a result of a well blowout and fire aboard our inland barge Rig 62. Our insurance coverage has a $12.5 million aggregate deductible for this incident. See "-Operating Results."

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. This discussion should be read in conjunction with disclosures included in the notes to our condensed consolidated financial statements related to estimates, contingencies and new accounting pronouncements. Significant accounting policies are discussed in Note 2 to our condensed consolidated financial statements included elsewhere and in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, materials and supplies obsolescence, investments, property and equipment, intangible assets and goodwill, income taxes, financing operations, workers' insurance, pensions and other post-retirement and employment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following are our most critical accounting policies. These policies require significant judgments and estimates used in the preparation of our consolidated financial statements. Management has discussed each of these critical accounting policies and estimates with the Audit Committee of the Board of Directors.

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

     Valuation allowance for deferred tax assets-We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our income statement. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should we determine that we would more likely than not be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should we determine that we would more likely than not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the valuation allowance would reduce income in the period such determination was made.

     Goodwill impairment-We perform a test for impairment of our goodwill annually as of October 1 as prescribed by Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangibles. Because our business is cyclical in nature, goodwill could be significantly impaired depending on when the assessment is performed in the business cycle. The fair value of our reporting units is based on a blend of estimated discounted cash flows, publicly traded company multiples and acquisition multiples. Estimated discounted cash flows are based on projected utilization and dayrates. Publicly traded company multiples and acquisition multiples are derived from information on traded shares and analysis of recent acquisitions in the marketplace, respectively, for companies with operations similar to ours. Changes in the assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill. In addition to the annual review, we also test for impairment should an event occur or circumstances change that may indicate a reduction in the fair value of a reporting unit below its carrying value. See Note 2 to our condensed consolidated financial statements.

     Property and equipment-Our property and equipment represents more than 60 percent of our total assets. We determine the carrying value of these assets based on our property and equipment accounting policies, which incorporate our estimates, assumptions, and judgments relative to capitalized costs, useful lives and salvage values of our rigs. We review our property and equipment for impairment when events or changes in circumstances indicate that the carrying value of such assets may be impaired or when reclassifications are made between property and equipment and assets held for sale as prescribed by SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. Asset impairment evaluations are based on estimated undiscounted cash flows for the assets being evaluated. Our estimates, assumptions, and judgments used in the application of our property and equipment accounting policies reflect both historical experience and expectations regarding future industry conditions and operations. Using different estimates, assumptions and judgments, especially those involving the useful lives of our rigs and expectations regarding future industry conditions and operations, could result in different carrying values of assets and results of operations.

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

OPERATING  RESULTS

     QUARTER ENDED JUNE 30, 2003 COMPARED TO QUARTER ENDED JUNE 30, 2002

     Our revenues for the quarter ended June 30, 2003 decreased by $42.3 million and our operating and maintenance expense increased by $60.9 million compared to the quarter ended June 30, 2002. Our overall average dayrate decreased from $78,000 for the quarter ended June 30, 2002 to $65,300 for the quarter ended June 30, 2003, while utilization remained flat at 56 percent for each of these periods. The decreases in our contract drilling revenue and average dayrates were mainly attributable to the decline in overall market conditions. In addition, our revenues, utilization and operating and maintenance expense were negatively impacted by the labor strike in Nigeria, the riser separation incident on the drillship Discoverer Enterprise, the well control incident on inland barge Rig 62 and the electrical fire on the Peregrine I. Following is a detailed analysis of our International and U.S. Floater Contract Drilling Services segment and Gulf of Mexico Shallow and Inland Water segment operating results, as well as an analysis of income and expense categories that we have not allocated to our two segments.

INTERNATIONAL AND U.S. FLOATER CONTRACT DRILLING SERVICES SEGMENT

                                                         Three Months Ended
                                                              June 30,
                                                     ----------------------------
                                                         2003           2002          Change      % Change
                                                     ------------  --------------  -------------  ---------
                                                        (In millions, except day amounts and percentages)
Operating days (a)                                       5,887.1         6,487.4         (600.3)     (9.3)%
Utilization (a) (b) (d)                                     67.9%           78.4%           N/A     (13.4)%
Average dayrate (a) (c) (d)                          $    88,900   $      93,500   $     (4,600)     (4.9)%

Contract drilling revenues                           $     525.5   $       609.1   $      (83.6)    (13.7)%
Client reimbursable revenues                                23.0               -           23.0       N/M
                                                     ------------  --------------  -------------  ---------
                                                           548.5           609.1          (60.6)     (9.9)%
Operating and maintenance                                  355.9           320.1           35.8      11.2%
Depreciation                                               104.4           101.4            3.0       3.0%
Impairment loss on long-lived assets                         4.2               -            4.2       N/M
(Gain) loss from sale of assets, net                        (0.2)            1.7           (1.9)      N/M
                                                     ------------  --------------  -------------  ---------
Operating income before general and administrative
  expense                                            $      84.2   $       185.9   $     (101.7)    (54.7)%
                                                     ============  ==============  =============  =========

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

     Lower average dayrates and utilization resulted in a decrease in this segment's contract drilling revenues of approximately $68.0 million, excluding the impact of the items discussed separately below. Contract drilling revenues were also adversely impacted by approximately $22.0 million due to the labor strike in Nigeria, the riser separation incident on the Discoverer Enterprise and the electrical fire on the Peregrine I. Decreases also resulted from the sale of a rig and a leased rig returned to its owner during or subsequent to the second quarter of 2002 ($2.8 million). These decreases were partially offset by increases in contract drilling revenues from a rig transferred into this segment from the Gulf of Mexico Shallow and Inland Water segment during the second quarter of 2002 ($4.7 million) and from the Deepwater Frontier ($4.8 million), as a result of the consolidation of DDII LLC. See "-Overview."

     Operating revenues for the three months ended June 30, 2003 included $23.0 million related to costs incurred and billed to clients on a reimbursable basis. See "-Overview."

     A large portion of our operating and maintenance expense consists of employee-related costs and is fixed or only semi-variable. Accordingly, operating and maintenance expense does not vary in direct proportion to activity or dayrates.

     The increase in this segment's operating and maintenance expenses was primarily due to higher shipyard and maintenance expenses, including $5.2 million in costs associated with the riser separation incident on the Discoverer Enterprise. Rig hire expense increased by $2.2 million resulting from the consolidation of DDII LLC, which leases the Deepwater Frontier. We also incurred additional expense in the second quarter of 2003 resulting from the transfer of a jackup rig into this segment from the Gulf of Mexico Shallow and Inland Water segment during the second quarter of 2002 ($2.7 million), costs incurred related to the labor strike in Nigeria ($2.6 million), costs incurred related to the electrical fire on the Peregrine I ($2.2 million) and an increase in allowance for doubtful accounts related to two client receivables ($4.5 million). In addition, expenses increased due to additional costs incurred and recognized as operating and maintenance expense relating to client reimbursable expenses as a result of implementing EITF 99-19 in 2003 (see "-Overview"). Partially offsetting these increases were decreased operating and maintenance expenses resulting from rigs sold or returned to owner during and subsequent to the second quarter of 2002 ($2.4 million). We also recognized a $4.1 million release of a litigation reserve in the second quarter of 2003 relating to the settlement of a dispute.

     The increase in this segment's depreciation expense resulted primarily from the transfer of a rig from the Gulf of Mexico Shallow and Inland Water segment into this segment and depreciation expense related to assets reclassified from held for sale to our active fleet because they no longer met the criteria for assets held for sale under SFAS 144 during and subsequent to the three months ended June 30, 2002. These increases were partially offset by lower depreciation expense following the sale of a rig classified as held and used during the second quarter of 2002.

     During the three months ended June 30, 2003, we recorded non-cash impairment charges of $4.2 million related to assets held and used in this segment, which resulted from our decision to remove one mid-water semisubmersible rig and one self-erecting tender rig from drilling service. The impairment was determined and measured based on an estimate of fair value derived from an offer from a potential buyer.

GULF OF MEXICO SHALLOW AND INLAND WATER SEGMENT

                                                       Three Months Ended
                                                            June 30,
                                                   ---------------------------
                                                       2003          2002          Change      % Change
                                                   ------------  -------------  -------------  ---------
                                                      (In millions, except day amounts and percentages)
Operating days (a)                                     2,918.7        1,765.7        1,153.0       65.3%
Utilization (a) (b) (d)                                   42.2%          27.0%           N/A       56.3%
Average dayrate (a) (c) (d)                        $    17,500   $     21,000   $     (3,500)    (16.7)%

Contract drilling revenues                         $      51.1   $       37.1   $       14.0       37.7%
Client reimbursable revenues                               4.3              -            4.3        N/M
                                                   ------------  -------------  -------------  ---------
                                                          55.4           37.1           18.3       49.3%
Operating and maintenance                                 70.6           45.5           25.1       55.2%
Depreciation                                              23.1           22.9            0.2        0.9%
Impairment loss on long-lived assets                      11.6              -           11.6        N/M
Gain from sale of assets, net                             (0.4)          (0.4)             -        N/M
                                                   ------------  -------------  -------------  ---------
Operating loss before general and administrative
  expense                                          $     (49.5)  $      (30.9)  $      (18.6)    (60.2)%
                                                   ============  =============  =============  =========

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

     Higher utilization resulted in an increase in this segment's contract drilling revenues of $25.7 million, partially offset by decreased average dayrates ($10.4 million) and the transfer of a jackup rig from this segment into the International and U.S. Floater Contract Drilling Services segment during the second quarter of 2002 ($1.4 million).

     Operating revenues for the three months ended June 30, 2003 included $4.3 million related to costs incurred and billed to clients on a reimbursable basis. See "-Overview."

     A large portion of our operating and maintenance expense consists of employee-related costs and is fixed or only semi-variable. Accordingly, operating and maintenance expense does not vary in direct proportion to activity or dayrates.

     The increase in this segment's operating and maintenance expenses was primarily due to costs associated with the well control incident on inland barge Rig 62 ($7.2 million), an increase in insurance expense ($2.4 million) and an increase in activity ($11.9 million). In addition, operating and maintenance expenses increased due to costs incurred and recognized as operating and maintenance expense relating to client reimbursable expenses as a result of implementing EITF 99-19 during 2003 (see "-Overview"). Partially offsetting the above increases was a decrease resulting from the transfer of a jackup rig from this segment into the International and U.S. Floater Contract Drilling Services segment in the second quarter of 2002 ($1.1 million).

     During the three months ended June 30, 2003, we recorded a non-cash impairment charge of $10.6 million in this segment, which resulted from our decision to take five jackup rigs out of drilling service and market the rigs for alternative uses. We do not anticipate returning these rigs to drilling service, as we believe it would be cost prohibitive.

As a result of this decision, and in accordance with SFAS 144, the carrying value of these assets was adjusted to fair market value. The fair market values of these units as non-drilling rigs were based on third party valuations. During the three months ended June 30, 2003, we also recorded a non-cash impairment charge of $1.0 million in this segment, which resulted from our determination that the fair value of the assets of an entity in which we have an investment did not support our carrying value. The impairment was determined and measured based on the remaining book value of our investment and our assessment of the fair value of that investment at the time the decision was made.

TOTAL  COMPANY  RESULTS  OF  OPERATIONS

                                                              Three Months Ended
                                                                     June 30,
                                                             ------------------------
                                                                2003         2002       Change   % Change
                                                             -----------  -----------  --------  ---------
                                                                       (In millions, except % change)
General and Administrative Expense                           $     14.9   $     16.0   $  (1.1)     (6.9)%
Other (Income) Expense, net
  Equity in earnings of joint ventures                             (1.8)        (2.5)      0.7     (28.0)%
  Interest income                                                  (5.8)        (5.7)     (0.1)       1.8%
  Interest expense                                                 52.8         52.5       0.3      (0.6)%
  Loss on retirement of debt                                       15.7            -      15.7       N/M
  Loss on impairment of note receivable from related party         21.3            -      21.3       N/M
  Other, net                                                        2.7          0.4       2.3       N/M
  Income Tax Expense (Benefit)                                    (20.8)        13.9     (34.7)      N/M

_________________
"N/M"  means  not  meaningful

     The decrease in general and administrative expense was attributable to decreased personnel expenses of $1.2 million primarily due to lower pension expense in 2003 and an adjustment to cash surrender value of executive life insurance.

     The decrease in equity in earnings of joint ventures was primarily related to our 25 percent share of losses from Delta Towing Holdings, LLC ("Delta Towing"), which included our share of a $2.5 million non-cash impairment charge on the carrying value of idle equipment recorded by the joint venture. Offsetting the decrease was our 60 percent share of earnings of DDII LLC, which leases the Deepwater Frontier. The rig experienced increased utilization and average dayrates during the two month period ended May 31, 2003, at which time we completed the buyout of ConocoPhillips' 40 percent interest in the joint venture, compared to the three months ended June 30, 2002. The increase in interest income was primarily due to interest earned on higher average cash balances for the three months ended June 30, 2003 compared to the same period in 2002. The increase in interest expense was primarily due to the termination of our fixed to floating interest rate swaps in the first quarter of 2003, which resulted in an increase of $13.5 million, partially offset by reductions in interest expense of $6.5 million related to the recognition of the gain from the termination of the interest rate swaps (see "-Derivative Instruments"). Debt repaid or retired during and subsequent to the three months ended June 30, 2002 resulted in an additional $6.8 million reduction in interest expense.

     During the three months ended June 30, 2003, we recognized a $15.7 million loss on early retirements of debt as more fully described in Note 3 to our condensed consolidated financial statements.

     During the three months ended June 30, 2003, we recorded a $21.3 million impairment of the notes receivable due from Delta Towing as more fully described in Note 11 to our condensed consolidated financial statements.

     We recognized a $2.3 million loss in other, net relating to the revaluation of a local currency into functional U.S dollars for the three months ended June 30, 2003 (see "-Item 3. Quantitative and Qualitative Disclosures about Market Risk-Foreign Exchange Risk").

     We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. The three months ended June 30, 2003 included a tax benefit of $14.6 million attributable to the favorable resolution of a non-U.S. income tax liability and income tax benefits resulting from non-cash impairments and loss on debt retirements. As a result of the deterioration in 2003 profitability, our annual effective tax rate is now estimated to be approximately 38 percent during 2003 on earnings before asset impairments, notes receivable impairment and loss on debt retirements. Due to this change in estimate from approximately 20 percent at March 31, 2003, earnings for the three months ended June 30, 2003 were reduced by $10.7 million as a result of applying the adjusted estimated annual effective tax rate to the three months ended March 31, 2003.

     SIX  MONTHS  ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

     Our revenues for the six months ended June 30, 2003 decreased by $94.2 million and our operating and maintenance expense increased by $54.0 million compared to the six months ended June 30, 2002. In addition, our overall average dayrate and utilization decreased from $75,100 and 59 percent, respectively, for the six months ended June 30, 2002 to $67,100 and 56 percent for the six months ended June 30, 2003. The decreases in our revenue and average dayrates were mainly attributable to the decline in overall market conditions. In addition, our contract drilling revenues, utilization and operating and maintenance expense were negatively impacted by the labor strike in Nigeria, the riser separation incident on the drillship Discoverer Enterprise, the well control incident on inland barge Rig 62 and the electrical fire on the Peregrine I. Following is a detailed analysis of our International and U.S. Floater Contract Drilling Services segment and Gulf of Mexico Shallow and Inland Water segment operating results, as well as an analysis of income and expense categories that we have not allocated to our two segments.

                                                                    Six Months Ended
                                                                        June 30,
                                                             ------------------------------
                                                                    2003            2002       Change    % Change
                                                             ------------------  ----------  ----------  ---------
                                                               (In millions, except day amounts and percentages)
Operating days (a)                                                    11,769.4    13,371.3    (1,601.9)    (12.0)%
Utilization (a) (b) (d)                                                   68.3%       80.2%        N/A     (14.8)%
Average dayrate (a) (c) (d)                                  $          90,300   $  91,800   $  (1,500)     (1.6)%

Contract drilling revenues                                   $         1,066.6   $ 1,232.3   $  (165.7)    (13.4)%
Client reimbursable revenues                                              44.6           -        44.6        N/M
                                                             ------------------  ----------  ----------  ---------
                                                                       1,111.2     1,232.3      (121.1)     (9.8)%
Operating and maintenance                                                671.4       648.8        22.6        3.5%
Depreciation                                                             208.0       203.7         4.3        2.1%
Impairment loss on long-lived assets                                       5.2           -         5.2        N/M
Gain from sale of assets, net                                             (1.6)       (1.0)       (0.6)      60.0%
                                                             ------------------  ----------  ----------  ---------
Operating income before general and administrative expense   $           228.2   $   380.8   $  (152.6)    (40.1)%
                                                             ==================  ==========  ==========  =========

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

     Lower average dayrates and utilization resulted in a decrease in this segment's contract drilling revenues of approximately $144.0 million, excluding the impact of the items discussed separately below. Contract drilling revenues were also adversely impacted by approximately $22.0 million due to the labor strike in Nigeria, the riser separation incident on the Discoverer Enterprise and the electrical fire on the Peregrine I. Additional decreases resulted from the sale of rigs ($7.9 million), the return of a leased rig to its owner ($2.8 million) and the transfer of a jackup rig from this segment to the Gulf of Mexico Shallow and Inland Water segment ($2.1 million) during 2002. These decreases were partially offset by increases in contract drilling revenue from a rig transferred into this segment from the Gulf of Mexico Shallow and Inland Water segment during the second quarter of 2002 ($9.3 million) and from the Deepwater Frontier ($4.2 million), as a result of the consolidation of DDII LLC. See "-Overview."

     Operating revenues for the six months ended June 30, 2003 included $44.6 million related to costs incurred and billed to clients on a reimbursable basis. See "-Overview."

     A large portion of our operating and maintenance expense consists of employee-related costs and is fixed or only semi-variable. Accordingly, operating and maintenance expense does not vary in direct proportion to activity or dayrates.

     The increase in this segment's operating and maintenance expense was primarily due to higher shipyard and maintenance expenses, including $5.2 million in costs associated with the riser separation incident on the Discoverer Enterprise. Rig hire expenses increased by $2.2 million resulting from the consolidation of DDII LLC, which leases the Deepwater Frontier. We also incurred additional expense in 2003 resulting from the transfer of a jackup rig into this segment from the Gulf of Mexico Shallow and Inland Water segment during the second quarter of 2002 ($5.3 million), costs incurred related to the labor strike in Nigeria ($2.6 million), costs incurred related to the electrical fire on the Peregrine I ($2.2 million) and an increase in allowance for doubtful accounts related to two client receivables ($4.5 million). In addition, expenses increased due to additional costs incurred and recognized as operating and maintenance expense relating to client reimbursable expenses as a result of implementing EITF 99-19 in 2003 (see "-Overview"). Partially offsetting these increases were decreased operating and maintenance expenses resulting from rigs sold ($6.2 million) or returned to owner ($2.6 million) during and subsequent to the six months ended June 30, 2002. We also recognized a $4.1 million release of a litigation reserve in the second quarter of 2003 relating to the settlement of a dispute and a $2.6 million expense reduction from the settlement of an insurance claim during the six months ended June 30, 2003.

     The increase in this segment's depreciation expense resulted primarily from the transfer of a rig from the Gulf of Mexico Shallow and Inland Water segment into this segment and depreciation expense related to assets reclassified from held for sale to our active fleet because they no longer met the criteria for assets held for sale under SFAS 144 during and subsequent to the six months ended June 30, 2002. These increases were partially offset by lower depreciation expense following the sale of rigs classified as held and used during and subsequent to the six months ended June 30, 2002.

     During the six months ended June 30, 2003, we recorded a non-cash impairment charge of $4.2 million related to assets held and used in this segment, which resulted from our decision to remove one mid-water semisubmersible rig and one self-erecting tender rig from drilling service. The impairment was determined and measured based on an estimate of fair value derived from an offer from a potential buyer. During the six months ended June 30, 2003, we also recorded a non-cash impairment charge of $1.0 million in this segment, which resulted from our decision to discontinue the leases on our oil and gas properties. The impairment was determined and measured based on the carrying value of the leases at the time the decision was made.


GULF  OF  MEXICO  SHALLOW  AND  INLAND  WATER  SEGMENT

                                                           Six Months Ended
                                                               June 30,
                                                   --------------------------------
                                                          2003             2002         Change       % Change
                                                   ------------------  ------------  ------------  ------------
                                                         (In millions, except day amounts and percentages)

Operating days (a)                                           5,540.7       4,047.0       1,493.7          36.9%
Utilization (a) (b) (d)                                         40.3%         30.9%          N/A          30.4%
Average dayrate (a) (c) (d)                        $          18,000   $    20,200        (2,200)       (10.9)%
                                                                                                              %
Contract drilling revenues                         $            99.6   $      81.8          17.8          21.8%
Client reimbursable revenues                                     9.1             -           9.1           N/M
                                                   ------------------  ------------  ------------  ------------
                                                               108.7          81.8          26.9          32.9%
Operating and maintenance                                      129.2          97.8          31.4          32.1%
Depreciation                                                    46.3          46.2           0.1           0.2%
Impairment loss on long-lived assets                            11.6           1.1          10.5           N/M
(Gain) loss from sale of assets, net                            (0.4)          0.4          (0.8)          N/M
                                                   ------------------  ------------  ------------  ------------
Operating loss before general and administrative
  expense                                          $           (78.0)  $     (63.7)        (14.3)       (22.4)%
                                                   ==================  ============  ============  ============

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

     Higher utilization resulted in an increase in this segment's contract drilling revenue of $34.5 million, partially offset by decreased average dayrates ($14.7 million) and the transfer of a jackup rig from this segment into the International and U.S. Floater Contract Drilling Services segment and rigs sold during the six months ended June 30, 2002 ($2.0 million).

     Operating revenues for the six months ended June 30, 2003 included $9.1 million related to costs incurred and billed to clients on a reimbursable basis. See "-Overview."

     A large portion of our operating and maintenance expense consists of employee-related costs and is fixed or only semi-variable. Accordingly, operating and maintenance expense does not vary in direct proportion to activity or dayrates.

     The increase in this segment's operating and maintenance expenses was due primarily to costs associated with the well control incident on inland barge Rig 62 ($7.2 million) and an increase in activity of approximately $15.0 million. In addition, operating and maintenance expenses increased due to costs incurred and recognized as operating and maintenance expense relating to client reimbursable expenses as a result of implementing EITF 99-19 during the six months ended June 30, 2003 (see "-Overview"). Operating and maintenance expenses also increased due to an insurance claim provision ($2.5 million). These increases were partially offset by the release of a provision for doubtful accounts ($1.8 million) during the first six months of 2003 upon collection of amounts previously reserved and by lower expenses resulting from the transfer of a jackup rig from this segment into the International and U.S. Floater Contract Drilling Services segment ($1.9 million) during the second quarter of 2002.

     During the six months ended June 30, 2003, we recorded a non-cash impairment charge of $10.6 million in this segment, which resulted from our decision to take five jackup rigs out of drilling service and market the rigs for alternative uses. We do not anticipate returning these rigs to drilling service as we believe it would be cost prohibitive. As a result of this decision, and in accordance with SFAS 144, the carrying value of these assets was adjusted to fair market value. The fair market value of these units as non-drilling rigs were based on third party valuations. During the six months ended June 30, 2003, we also recorded a non-cash impairment charge of $1.0 million in this segment, which resulted from our determination that the assets of an entity in which we have an investment did not support our carrying value. The impairment was determined and measured based on the remaining book value of our investment and our assessment of the fair value of that investment at the time the decision was made. During the six months ended June 30, 2002, we recorded a non-cash impairment charge of $1.1 million related to an asset held for sale in this segment, which resulted from deterioration in market conditions. The impairment was determined and measured based on an estimate of fair value derived from an offer from a potential buyer.

TOTAL  COMPANY  RESULTS  OF  OPERATIONS

                                                                   Six Months Ended
                                                                       June 30,
                                                           --------------------------------
                                                                  2003             2002         Change        % Change
                                                           ------------------  ------------  -------------  ------------
                                                                            (In millions, except % change)

General and Administrative Expense                         $            28.8   $      35.8   $       (7.0)       (19.6)%
Other (Income) Expense, net
  Equity in earnings of joint ventures                                  (5.4)         (4.4)          (1.0)         22.7%
  Interest income                                                      (12.7)         (9.9)          (2.8)         28.3%
  Interest expense                                                     105.4         108.4           (3.0)        (2.8)%
  Loss on retirement of debt                                            15.7             -           15.7           N/M
  Loss on impairment of note receivable from related party              21.3             -           21.3           N/M
  Other, net                                                             3.3           1.1            2.2           N/M
  Income Tax Expense (Benefit)                                          (9.0)         27.7          (36.7)          N/M
  Cumulative Effect of a Change in Accounting Principle                    -       1,363.7       (1,363.7)          N/M

_________________
"N/M"  means  not  meaningful

     The decrease in general and administrative expense was primarily attributable to $4.4 million of costs related to the exchange of our notes for TODCO's notes in March 2002, as more fully described in Note 3 to our condensed consolidated financial statements. In addition, personnel expenses decreased $2.2 million primarily due to lower pension expense in 2003, a one-time curtailment gain related to retiree life insurance and an adjustment to cash surrender value of executive life insurance.

     The increase in equity in earnings of joint ventures was primarily related to our 60 percent share of the earnings of DDII LLC, which leases the Deepwater Frontier. This rig experienced increased utilization during the five months ended May 31, 2003, at which time we completed the buyout of ConocoPhillips' 40 percent interest in DDII LLC, compared to the first six months of 2002, due to shipyard downtime in 2002. Offsetting the increase in equity in earnings of joint ventures was our 25 percent share of losses from Delta Towing, which included our share of a $2.5 million non-cash impairment charge on the carrying value of idle equipment recorded by the joint venture. The increase in interest income was primarily due to interest earned on higher average cash balances for the six months ended June 30, 2003 compared to the same period in 2002. The decrease in interest expense was attributable to reductions of interest expense of $8.1 million associated with debt refinanced, repaid or retired during and subsequent to June 30, 2002. We also received a refund of interest in 2003 from a taxing authority compared to an interest payment in 2002 that resulted in a reduction in interest expense of $1.8 million. We terminated our fixed to floating interest rate swaps in the first quarter of 2003, which resulted in an increase in interest expense of $17.1 million, partially offset by a $10.0 million decrease in interest expense related to the recognition of the gain from the termination of these interest rate swaps (see "-Derivative Instruments").

     During the six months ended June 30, 2003, we recognized a $15.7 million loss on early retirements of debt as more fully described in Note 3 to our condensed consolidated financial statements.

     During the six months ended June 30, 2003, we recorded a $21.3 million impairment of the notes receivable due from Delta Towing as more fully described in Note 11 to our condensed consolidated financial statements.

     We recognized a $2.3 million loss in other, net relating to the revaluation of a local currency into functional U.S dollars for the six months ended June 30, 2003 (see "-Item 3. Quantitative and Qualitative Disclosures about Market Risk-Foreign Exchange Risk").

     We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. The six months ended June 30, 2003 included a tax benefit of $14.6 million attributable to the favorable resolution of a non-U.S. income tax liability and income tax benefits resulting from non-cash impairments and loss on debt retirements, partially offset by an increase in the estimated annual effective tax rate for the six months ended June 30, 2003 to approximately 38 percent of earnings before asset impairments, notes receivable impairment and loss on debt retirements compared to approximately 15 percent for the comparable period in 2002.

     During the six months ended June 30, 2002, we recognized a $1,363.7 million cumulative effect of a change in accounting principle in our Gulf of Mexico Shallow and Inland Water segment related to the implementation of SFAS 142 as more fully described in Note 2 to our condensed consolidated financial statements.

FINANCIAL  CONDITION

                                                           June 30,   December 31,                %
                                                             2003         2002        Change   Change
                                                           ---------  -------------  --------  -------
                                                                         (In millions)
   TOTAL ASSETS
International and U.S. Floater Contract Drilling Services  $10,913.8  $    11,804.1  $(890.3)   (7.5)%
Gulf of Mexico Shallow and Inland Water                        792.0          861.0    (69.0)   (8.0)%
                                                           ---------  -------------  --------  -------
                                                           $11,705.8  $    12,665.1  $(959.3)   (7.6)%
                                                           =========  =============  ========  =======

     The  decrease  in the assets of the International and U.S. Floater Contract
Drilling Services segment was mainly due to a decrease in cash and cash equivalents ($514.5 million) that resulted primarily from the repayment of debt during 2003 (see Note 3 to our condensed consolidated financial statements). Also contributing to the decrease in this segment's assets was a reduction in other assets primarily due to the termination of interest rate swaps ($181.3 million) during 2003 (see Note 6 to our condensed consolidated financial statements). In addition, the sale of a jackup rig ($18.0 million net book value), normal depreciation ($208.0 million) and asset impairments ($5.2 million) during 2003 further reduced the assets in this segment (see Note 8 to our condensed consolidated financial statements). The decrease in the assets of the Gulf of Mexico Shallow and Inland Water segment was primarily due to normal depreciation ($46.3 million) and asset impairments ($11.6 million) and the impairment of a related party note receivable ($21.3 million) during 2003 (see Notes 8 and 11 to our condensed consolidated financial statements).

RESTRUCTURING  CHARGES

     In September 2002, we committed to a restructuring plan to eliminate our engineering department located in Montrouge, France. We established a liability of $2.8 million for the estimated severance-related costs associated with the involuntary termination of 16 employees pursuant to this plan. The charge was reported as operating and maintenance expense in the International and U.S. Floater Contract Drilling Services segment in our condensed consolidated statements of operations. As of June 30, 2003, $2.1 million had been paid representing full or partial payments to all 16 employees whose positions were eliminated as a result of this plan. We released the expected surplus liability of $0.3 million to operating and maintenance expense in June 2003.

     In September 2002, we committed to a restructuring plan for a staff reduction in Norway as a result of a decline in activity in that region. We established a liability of $1.2 million for the estimated severance-related costs associated with the involuntary termination of eight employees pursuant to this plan. The charge was reported as operating and maintenance expense in the International and U.S. Floater Contract Drilling Services segment in our condensed consolidated statements of operations. As of June 30, 2003, $0.8 million had been paid representing full or partial payments to five employees whose positions have been eliminated as a result of this plan. We anticipate that substantially all amounts will be paid by the end of the first quarter of 2005.

     In September 2002, we committed to a restructuring plan to consolidate certain functions and offices utilized in our Gulf of Mexico Shallow and Inland Water segment. The plan resulted in the closure of an administrative office and warehouse in Louisiana and relocation of most of the operations and administrative functions previously conducted at that location. We established a liability of $1.2 million for the estimated severance-related costs associated with the involuntary termination of 57 employees pursuant to this plan. The charge was reported as operating and maintenance expense in our condensed consolidated statements of operations. As of June 30, 2003, substantially all of the $1.2 million previously established liability was paid to 50 employees whose employment was terminated as a result of this plan.

OUTLOOK

     Fleet utilization and average dayrates decreased within our International and U.S. Floater Contract Drilling Services business segment during the second quarter of 2003 compared with the first quarter of 2003. Within our Gulf of Mexico Shallow and Inland Water business segment fleet utilization increased slightly and average dayrates decreased during the second quarter of 2003 compared with the first quarter of 2003.

     Comparative average dayrates and utilization figures are set forth in the table below.

                                                                                  Three Months Ended
                                                                     ---------------------------------------------
                                                                         June 30,         March 31,      June 30,
                                                                           2003             2003           2002
                                                                     ---------------  ----------------  ----------
AVERAGE DAYRATES (A)(B)(D)

INTERNATIONAL AND U.S. FLOATER CONTRACT DRILLING SERVICES SEGMENT:
  Deepwater
    5th Generation                                                   $      185,100   $       183,800   $ 188,400
    Other Deepwater                                                  $      111,500   $       113,600   $ 124,300
  Total Deepwater                                                    $      147,500   $       147,500   $ 152,200
    Mid-Water                                                        $       73,600   $        77,200   $  81,300
    Jackups - Non-U.S.                                               $       57,400   $        56,900   $  57,400
    Other Rigs                                                       $       41,500   $        43,200   $  40,400
                                                                     ---------------  ----------------  ----------
Segment Total                                                        $       88,900   $        91,600   $  93,500
                                                                     ---------------  ----------------  ----------

GULF OF MEXICO SHALLOW AND INLAND WATER SEGMENT:
    Jackups and Submersibles                                         $       18,200   $        19,700   $  20,200
    Inland Barges                                                    $       16,100   $        17,600   $  20,200
    Other Rigs                                                       $       18,600   $        19,000   $  24,100
                                                                     ---------------  ----------------  ----------
Segment Total                                                        $       17,500   $        18,500   $  21,000
                                                                     ---------------  ----------------  ----------

Total Mobile Offshore Drilling Fleet                                 $       65,300   $        69,100   $  78,000
                                                                     ===============  ================  ==========

UTILIZATION (A)(C)(D)

INTERNATIONAL AND U.S. FLOATER CONTRACT DRILLING SERVICES SEGMENT:
  Deepwater
    5th Generation                                                               88%               97%         89%
    Other Deepwater                                                              70%               76%         85%
  Total Deepwater                                                                78%               85%         87%
    Mid-Water                                                                    55%               53%         72%
    Jackups - Non-U.S.                                                           86%               87%         82%
    Other Rigs                                                                   41%               36%         64%
                                                                     ---------------  ----------------  ----------
Segment Total                                                                    68%               69%         78%
                                                                     ---------------  ----------------  ----------

GULF OF MEXICO SHALLOW AND INLAND WATER SEGMENT:
   Jackups and Submersibles                                                      44%               31%         27%
   Inland Barges                                                                 39%               47%         24%
   Other Rigs                                                                    44%               35%         37%
                                                                     ---------------  ----------------  ----------
Segment Total                                                                    42%               38%         27%
                                                                     ---------------  ----------------  ----------

Total Mobile Offshore Drilling Fleet                                             56%               55%         56%
                                                                     ===============  ================  ==========

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

     Commodity prices have continued at relatively strong levels during 2003. Demand for our drilling rigs is driven in part by our clients' perception of future commodity prices, coupled with a number of associated factors including the availability of drilling prospects, relative production costs, the stage of reservoir development and political environments. It is unclear why the current strong commodity prices have not translated into increased drilling activity, and we do not see any significant indication that activity will increase materially in the near-term with the exception of Mexico and India where activity continues to increase.

     We see mixed signals in the short-term outlook for our deepwater fleet. There are opportunities in the short-term for deepwater rigs in India and West Africa although we are concerned about the existing oversupply in the U.S. Gulf of Mexico. However, we remain optimistic about the longer-term deepwater outlook. The number of large discoveries in West Africa combined with continuing exploratory interest in that region and demand for deepwater rigs in India are positive developments supporting long-term deepwater activity.

     The non-U.S. jackup market sector remains strong despite some current idle capacity in West Africa, and we look for this activity level to continue through 2003. Opportunities in Mexico and India are contributing to an already relatively strong market sector.

     The mid-water floater business remains extremely weak as this segment continues to be significantly oversupplied globally. While we have seen an increase in activity for mid-water rigs in the North Sea due to seasonal summer work, the outlook there and elsewhere appears poor beyond that point. We expect the global mid-water sector to continue to be oversupplied throughout 2003.

     The recovery in the U.S. Gulf of Mexico shallow and inland market segment has been limited to date. Dayrates for shallow water jackups have strengthened marginally and the demand for jackups in Mexico and India should continue to indirectly help this sector as rigs leave the U.S. Gulf of Mexico for these countries. The inland barge drilling market continues to be soft and industry-wide utilization has decreased since the beginning of 2003.

     The contract drilling market historically has been highly competitive and cyclical, and we are unable to predict the extent to which current market conditions will continue. A decline in oil or gas prices could further reduce demand for our contract drilling services and adversely affect both utilization and dayrates.

     In May 2003, we purchased ConocoPhillips' 40 percent interest in DDII LLC. DDII LLC is the lessee in a synthetic lease financing facility entered into in connection with the construction of the Deepwater Frontier. As a result of this purchase, we consolidated DDII LLC during the second quarter of 2003. Pursuant to the lease financings, the rig is owned by a special purpose entity and leased to DDII LLC. In July 2003, the value of the rig and the debt and equity financing associated with the lease will be reflected on our balance sheet as a result of the application of the Financial Accounting Standards Board's ("FASB") Interpretation ("FIN") 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. We expect the amount of the rig and debt and equity financing to be reflected on our balance sheet to be approximately $207 million and $162 million, respectively. See "-Special Purpose Entities, Sale/Leaseback Transaction and Related Party Transactions."

     During the quarter ended June 30, 2003, we deferred costs primarily related to mobilizations and contract preparation of $19.7 million and recognized amortization expense of previously deferred mobilization and contract preparation costs of $26.8 million. We expect to defer approximately $31 million in mobilization and contract preparation costs and to amortize to expense approximately $26 million in the third quarter of 2003. Our expectations are based upon certain of our rigs being awarded contracts for which bids have been submitted and for those contracts that have been awarded to begin at the contractual start date. We cannot provide any assurance that the contracts under bid will be awarded to us or that awarded contracts will begin when anticipated. As such, actual cost deferrals and amortizations could vary from these estimates.

     Our income tax returns are subject to review and examination in the various jurisdictions in which we operate. The U.S. Internal Revenue Service is currently auditing the years 1999, the year we became a Cayman Islands company, and 2000. In addition, other tax authorities have examined the amounts of income and expense subject to tax in their jurisdiction for prior periods. We are currently contesting additional assessments, which have been asserted, and may contest any future assessments. While the outcome of these assessments is not presently known, we do not believe that the ultimate resolution of these asserted income tax liabilities will have a material adverse effect on our business or consolidated financial position. As a result of the deterioration in 2003 profitability, our annual effective tax rate is now estimated to be approximately 38 percent for 2003, excluding the income tax benefit attributable to the favorable resolution of a non-U.S. income tax liability, the non-cash asset impairments and the loss on retirements of debt.

     We previously reported that we expected to begin making annual contributions to our qualified defined benefit pension plans (the "Retirement Plans") in 2003 of approximately $11 million and that we expected pension expense related to these plans to increase by approximately $7 million in 2003 as compared to 2002. Based on the most recent actuarial valuations received, we now expect to make no annual contribution to the Retirement Plans in 2003. Also, we expect the required contribution to the Retirement Plans in 2004 to be approximately $5 million and pension expense related to these plans to increase by approximately $1 million in 2003 compared to 2002. Continued poor performance in the equity markets and significant plan changes could result in additional significant changes to the accumulated other comprehensive loss component of shareholders' equity and additional increases in future pension expense and funding requirements.

     As of July 29, 2003, approximately 58 percent and 32 percent of our International and U.S. Floater Contract Drilling Services segment fleet days were committed for the remainder of 2003 and for the year 2004, respectively. For our Gulf of Mexico Shallow and Inland Water segment, which has traditionally operated under short-term contracts, committed fleet days were approximately 10 percent for the remainder of 2003 and five percent is currently committed for the year 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES


     SOURCES  AND  USES  OF  CASH

                                               Six Months Ended June 30,
                                            --------------------------------
                                                 2003             2002          Change
                                            --------------  ----------------  ----------
                                                             (In millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES
  Net income (loss)                         $          2.7  $      (1,206.4)  $ 1,209.1
  Depreciation                                       254.3            249.9         4.4
  Other non-cash items                                 6.3          1,338.0    (1,331.7)
  Changes in working capital items                    41.9             (1.0)       42.9
                                            --------------  ----------------  ----------
                                            $        305.2  $         380.5   $   (75.3)
                                            ==============  ================  ==========

     Cash generated from net income items adjusted for non-cash activity decreased $118.2 million. Cash provided by working capital items increased $42.9 million due to lower revenue resulting in a reduction in accounts receivable coupled with an increase in net interest payable due to the termination of our interest rate swaps in the first quarter of 2003 (see "- Derivative
Instruments"),  partially  offset  by  a  decrease  in  income  tax  payable.

                                                                     Six Months Ended June 30,
                                                                 ---------------------------------
                                                                        2003            2002         Change
                                                                 ---------------  ----------------  --------
                                                                                   (In millions)
NET CASH USED IN INVESTING ACTIVITIES
  Capital expenditures                                           $        (50.2)  $         (81.2)  $  31.0
  Note issued to related party, net of repayments                         (45.3)                -     (45.3)
  Proceeds from disposal of assets                                          3.2              65.0     (61.8)
  Acquisition of 40% interest in DDII LLC, net of cash acquired            18.1                 -      18.1
  Other, net                                                                2.2                 -       2.2
                                                                 ---------------  ----------------  --------
                                                                 $        (72.0)  $         (16.2)  $ (55.8)
                                                                 ===============  ================  ========

     Net cash used in investing activities increased for the six months ended June 30, 2003 as compared to the same period in the previous year as a result of the reduction in proceeds from asset sales, which was partially offset by the reduction in current quarter capital expenditures (see "- Capital Expenditures"). A note receivable of $46.1 million was issued to a related party and we acquired ConocoPhillips' 40 percent interest in DDII LLC in May 2003 (see
Note  11  to  our  condensed  consolidated  financial  statements).

                                                             Six Months Ended June 30,
                                                         ---------------------------------
                                                                2003            2002         Change
                                                         ---------------  ----------------  --------
                                                                           (In millions)
NET CASH USED IN FINANCING ACTIVITIES
  Repayments under commercial paper program              $            -   $        (326.4)  $ 326.4
  Cash received from termination of interest rate swaps           173.5                       173.5
  Repayments of debt obligations                                 (919.2)           (119.6)   (799.6)
  Other, net                                                       12.3             (15.8)     28.1
                                                         ---------------  ----------------  --------
                                                         $       (733.4)  $        (461.8)  $(271.6)
                                                         ===============  ================  ========

     We repaid $326.4 million under our commercial paper program during the six months ended June 30, 2002 while no such payment was made for the same period in 2003. For the six months ended June 30, 2003, we received interest rate swap termination proceeds of $173.5 million (see "-Derivative Instruments"). In 2003, we used cash of $527.2 million to repurchase our Zero Coupon Convertible
Debentures that were put to us in May 2003, $50.0 million for the early repayment of our 9.41% Nautilus Class A2 Notes, and $342.0 million for other scheduled debt maturities. This compares to cash paid of $50.6 million for the early repayment of secured rig financing on the Trident IX and Trident 16 and $69.0 million for other scheduled debt maturities in 2002. The increase in cash provided in other, net is due to $8.3 million in consent payments in 2002 related to the exchange of our notes for R&B Falcon notes as well as an increase of $2.2 million in proceeds from the issuance of shares to the Employee Share Purchase Program. Additionally, dividends of $19.1 million were paid in the six months ended June 30, 2002. Payment of dividends was discontinued after the second quarter of 2002.

     CAPITAL  EXPENDITURES

     Capital expenditures totaled $50.2 million during the six months ended June 30, 2003. During 2003, we expect to spend between $140.0 million and $150.0 million on our existing fleet, corporate infrastructure and major upgrades. A substantial majority of our expected capital expenditures in 2003 relates to the International and U.S. Floater Contract Drilling Services segment.

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

     During the six months ended June 30, 2003, we settled an insurance claim and sold certain other assets for net proceeds of approximately $3.2 million and recorded net after-tax gains of $1.4 million in our International and U.S. Floater Contract Drilling Services segment and $0.2 million in our Gulf of Mexico Shallow and Inland Water segment.

     We continue to proceed with our previously announced plans to pursue an initial public offering of our Gulf of Mexico Shallow and Inland Water business. Our plan is to separate this business from Transocean and establish it as a publicly traded company. We have completed our reorganization of TODCO as the entity that owns this business in preparation of the offering. We expect to complete the initial public offering when market conditions warrant, subject to various factors. Given the current general uncertainty in the equity and U.S. natural gas drilling markets, we are unsure when the transaction could be completed on terms acceptable to us. See "-Overview."

     SOURCES  OF  LIQUIDITY

     Our primary sources of liquidity in the second quarter of 2003 were our cash flows from operations and existing cash balances. The primary use of cash was debt repayment. At June 30, 2003, we had $714.0 million in cash and cash equivalents.

     We anticipate that we will rely primarily upon existing cash balances and internally generated cash flows to maintain liquidity in 2003, as cash flows from operations are expected to be positive and, together with existing cash balances, adequate to fulfill anticipated obligations. See Note 3 to our condensed consolidated financial statements. From time to time, we may also use bank lines of credit and commercial paper to maintain liquidity for short-term cash needs.

     We intend to use the proceeds from the initial public offering of our Gulf of Mexico Shallow and Inland Water business, as well as any proceeds from asset sales (see "-Acquisitions and Dispositions"), to further reduce our debt balances.

     We intend to use cash from operations primarily to pay debt as it comes due and to fund capital expenditures. If we seek to reduce our debt other than through scheduled maturities, we could do so through repayment of bank borrowings or through repurchases or redemptions of, or tender offers for, debt securities. At June 30, 2003 and December 31, 2002, our total debt was $3,758.3 million and $4,678.0 million, respectively. We have significantly reduced capital expenditures compared to prior years due to the completion of our newbuild program in 2001. During the six months ended June 30, 2003, we reduced net debt, defined as total debt less swap receivables and cash and cash equivalents, by $238.2 million. The components of net debt at carrying value were as follows (in millions):

                                  June 30,    December 31,
                                    2003          2002
                                 ----------  --------------
Total Debt                       $ 3,758.3   $     4,678.0
Less: Cash and cash equivalents     (714.0)       (1,214.2)
   Swap receivables                      -          (181.3)

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

     We have access to $800 million in bank lines of credit under two revolving credit agreements, a 364-day revolving credit agreement providing for $250 million in borrowings and expiring in December 2003 and a five-year revolving credit agreement providing for $550 million in borrowings and expiring in December 2005. These credit lines are used primarily to back our $800 million commercial paper program and may also be drawn on directly. As of June 30, 2003, none of the credit line capacity was utilized.

     The bank credit lines require compliance with various covenants and provisions customary for agreements of this nature, including an interest coverage ratio and leverage ratio, both as defined by the credit agreements, of not less than three to one and not greater than 40 percent, respectively. In calculating the leverage ratio, the credit agreements specifically exclude the impact on total capital of all fair value adjustments attributable to current or terminated interest rate swaps as well as non-cash goodwill impairment charges recorded in compliance with SFAS 142 (see Note 2 to our condensed consolidated financial statements). Other provisions of the credit agreements include limitations on creating liens, incurring debt, transactions with affiliates, sale/leaseback transactions and mergers and sale of substantially all assets. Should we fail to comply with these covenants, we would be in default and may lose access to these facilities. A loss of the bank facilities would also cause us to lose access to the commercial paper markets. We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions. A default under our public debt could trigger a default under our credit lines and cause us to lose access to these facilities. See Note 8 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002 for a description of our credit agreements and debt securities.

     In April 2001, the Securities and Exchange Commission ("SEC") declared effective our shelf registration statement on Form S-3 for the proposed offering from time to time of up to $2.0 billion in gross proceeds of senior or subordinated debt securities, preference shares, ordinary shares and warrants to purchase debt securities, preference shares, ordinary shares or other securities. At June 30, 2003, $1.6 billion in gross proceeds of securities remained unissued under the shelf registration statement.

     Our access to commercial paper, debt and equity markets may be reduced or closed to us due to a variety of events, including, among others, downgrades of ratings of our debt and commercial paper, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.

     Our contractual obligations in the table below include our debt obligations at face value.

                                   For the twelve months ending June 30,
                         ----------------------------------------------------------
                          Total     2004      2005-2006     2007-2008   Thereafter
                         --------  -------  --------------  ----------  -----------
                                            (In millions)
CONTRACTUAL OBLIGATIONS
Debt                     $3,567.5  $ 281.2  $        867.3  $    369.0  $   2,050.0
                         ========  =======  ==============  ==========  ===========

     The bondholders may, at their option, require us to repurchase the 1.5% Convertible Debentures due 2021, the 7.45% Notes due 2027 and the Zero Coupon
Convertible Debentures due 2020 in May 2006, April 2007 and May 2008, respectively. With regard to both series of the Convertible Debentures, we have the option to pay the repurchase price in cash, ordinary shares, or any combination of cash and ordinary shares. The chart above assumes that the holders of these Convertible Debentures and notes exercise the options at the first available date. We are also required to repurchase the convertible debentures at the option of the holders at other later dates as more fully described in Note 8 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002.

     We have certain operating leases that have been previously discussed and reported in our Annual Report on Form 10-K for the year ended December 31, 2002. There have been no material changes in these previously reported leases.

     At June 30, 2003, we had other commitments that we are contractually obligated to fulfill with cash should the obligations be called. These obligations include standby letters of credit and surety bonds that guarantee our performance as it relates to our drilling contracts, insurance, tax and other obligations in various jurisdictions. Letters of credit are issued under a number of facilities provided by several banks. The obligations that are the subject of these surety bonds are geographically concentrated in the United States, Brazil and Nigeria. These letters of credit and surety bond obligations are not normally called as we typically comply with the underlying performance requirement. The table below provides a list of these obligations in U.S. dollar equivalents and their time to expiration. It should be noted that these obligations could be called at any time prior to the expiration dates.

     We currently expect to use cash on hand to repay our portion of the debt and equity financing with respect to Deepwater Drilling L.L.C. ("DD LLC") and the related purchase option guarantees-joint venture and all of the debt and equity financing with respect to DDII LLC and the purchase option guarantees-related party included in the table below. We could, however, decide to finance these amounts with new debt.

                                                          For the twelve months ending June 30,
                                                ----------------------------------------------------------
                                                 Total     2004      2005-2006     2007-2008   Thereafter
                                                --------  -------  --------------  ----------  -----------
                                                                   (In millions)
OTHER COMMERCIAL COMMITMENTS
Standby Letters of Credit                       $   78.7  $  65.2  $          6.3  $      7.2  $         -
Surety Bonds                                       159.6     96.5            63.1           -            -
Purchase Option Guarantees- Related Party (a)      151.8    151.8               -           -            -
Purchase Option Guarantees- Joint Ventures (a)      92.6     92.6               -           -            -
Other Commitments                                    0.1        -             0.1           -            -
                                                --------  -------  --------------  ----------  -----------
Total                                           $  482.8  $ 406.1  $         69.5  $      7.2  $         -
                                                ========  =======  ==============  ==========  ===========

____________________________
(a)  See  "-Special  Purpose  Entities, Sale/Leaseback Transaction and Related Party Transactions".

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

     As more fully described in Note 6 to our condensed consolidated financial statements, we were a party to interest rate swap agreements with an aggregate notional amount of $1.6 billion at December 31, 2002. We terminated these agreements during the first quarter of 2003. As a result of these terminations, we had an aggregate fair value adjustment of approximately $173.5 million included in long-term debt in our condensed consolidated balance sheet, which is being recognized as a reduction to interest expense over the life of the underlying debt.

     DD LLC an unconsolidated joint venture in which we have a 50 percent ownership interest, entered into interest rate swaps in August 1998 that have aggregate market values netting to a liability of $2.9 million at June 30, 2003. Our interest in these swaps has been included in accumulated other comprehensive income, net of tax, with corresponding reductions to deferred income taxes and investments in and advances to joint ventures in our condensed consolidated balance sheet.

SPECIAL PURPOSE ENTITIES, SALE/LEASEBACK TRANSACTION AND RELATED PARTY TRANSACTIONS

     We have transactions with certain special purpose entities and related parties and we are a party to a sale/leaseback transaction. These transactions have been previously discussed and reported in our Annual Report on Form 10-K for the year ended December 31, 2002.

     In January 2003, Delta Towing failed to make its scheduled quarterly interest payment of $1.7 million on the notes receivable and we signed a 90-day waiver of the terms requiring payment of interest. In April 2003, Delta Towing again failed to make its interest payment of $1.7 million originally due January 2003 after expiration of the 90-day waiver. In April 2003, Delta Towing also failed to make another scheduled quarterly interest payment of $1.6 million. During the six months ended June 30, 2003, we received partial interest payments of approximately $0.6 million. At June 30, 2003, we had interest receivable from Delta Towing of $4.3 million. As a result of our continued evaluation of the collectibility of the Delta Towing notes, we recorded an impairment on the notes receivable of $13.8 million ($0.04 per diluted share), net of tax of $7.5 million, in the second quarter of 2003 as an allowance for credit losses. We based the impairment on Delta Towing's discounted projected cash flows over the term of the notes, which deteriorated in the second quarter of 2003 as a result of the continued decline in Delta Towing's business outlook. The amount of the notes receivable outstanding prior to the impairment was $82.8 million. At June 30, 2003, the carrying value of the notes receivable, net of the related allowance for credit losses, was $54.8 million. We will establish a reserve for interest income earned on the notes receivable and will apply cash payments to interest receivable currently outstanding and then to interest income for which a reserve has been established.

     In May 2003, WestLB AG, one of the lenders in the synthetic lease financing facility to which DDII LLC is the lessee, assigned its $46.1 million remaining promissory note receivable to us in exchange for cash. As a result of this assignment, we assumed all the rights and obligations of WestLB AG. At June 30, 2003, the balance of the note receivable was $45.3 million and was recorded as other current assets in our condensed consolidated balance sheets.

     Also in May 2003, but subsequent to the WestLB AG assignment, we purchased ConocoPhillips' 40 percent interest in DDII LLC for approximately $5 million. As a result of this purchase, we consolidated DDII LLC in the second quarter of 2003. In addition, we acquired certain drilling and other contracts from ConocoPhillips for approximately $9 million. See "-New Accounting Pronouncements."

     There have been no other material developments with regards to the special purpose entity related to DD LLC, the sale/leaseback transaction or other related party transactions.

NEW  ACCOUNTING  PRONOUNCEMENTS

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (the "Interpretation"). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The Interpretation is effective as of the beginning of the first interim period beginning after June 15, 2003 for existing interests and immediately for new interests. Currently, we generally consolidate an entity when we have a controlling interest through ownership of a majority voting interest in the entity.

     We have investments in and advances to six joint ventures. One joint venture, DD LLC, was established for the purpose of constructing and leasing a drillship. One joint venture, Delta Towing, was established for the purpose of owning and operating inland and shallow water marine support vessel equipment. The remaining four joint ventures were primarily established for the purpose of owning and operating certain drilling units. While the operations of DD LLC are funded from cash flows from operating activities, we guarantee the debt and equity financing on the drillship equally with our joint venture partner. The debt and equity financing balance for the leased drillship was $192.6 million at August 1, 2003. We hold notes receivable from Delta Towing with a carrying value of $54.7 million at August 1, 2003. The remaining joint ventures are funded primarily by cash flows from operating activities.

     We account for these investments using the equity method of accounting, recording our share of the net income or loss based upon the terms of the joint venture agreements. Because we have a 50 percent or less ownership interest in these joint ventures, we do not have a controlling interest in the joint ventures nor do we have the ability to exercise significant influence over operating and financial policies.

     At the time the Delta Towing joint venture was formed, it issued $144.0 million in notes to TODCO. Prior to the R&B Falcon merger, $64.0 million of the notes were fully reserved leaving an $80.0 million balance at January 31, 2001. This note agreement was subsequently amended to provide for a $4.0 million, three-year revolving credit facility. Delta Towing's assets serve as collateral for our notes receivable. The Delta Towing joint venture also issued a $3.0 million note to the 75 percent joint venture partner. Because we have the largest percentage of investment at risk through the notes receivable, we will absorb the majority of the joint venture's expected losses and, therefore, we are deemed to be the primary beneficiary of Delta Towing for accounting purposes. As such, we will consolidate Delta Towing effective July 1, 2003. We expect the consolidation of Delta Towing to result in an increase in current assets of approximately $5.0 million, an increase in property and equipment, net of approximately $55.0 million, a decrease in investments in and advances to joint ventures of approximately $55.0 million, an increase in current liabilities of approximately $1.0 million and an increase in long-term debt of approximately $3.0 million.

     We are currently evaluating the effects of adopting the Interpretation on the accounting for our ownership interest in our other joint ventures.

     We have a wholly owned subsidiary, DDII LLC, that was established as a joint venture with a major oil company for the purpose of constructing and leasing a drillship, the Deepwater Frontier. The drillship was purchased by a trust that was established to finance the purchase through debt and equity financing, which we, under certain circumstances, fully guarantee. On May 29, 2003, the Company purchased the entire 40 percent interest of the major oil company in DDII LLC. We currently account for DDII LLC's lease of the drillship as an operating lease. The balance of the trust's debt and equity financing at June 30, 2003 was approximately $162.0 million. Because we are at risk for this amount, we are deemed to be the primary beneficiary of the trust for accounting purposes and will consolidate the trust effective July 1, 2003. The drillship serves as collateral for the trust's debt and equity financing. Effective with the consolidation of the trust, the debt and equity financing to be reflected in our balance sheet will be approximately $153.0 million and $9.0 million, respectively. The debt financing will be reflected as debt due within one year while the equity financing will be reflected as minority interest within other long-term liabilities in our balance sheet. In addition, we will record approximately $207.0 million for the drillship as property and equipment, net in our balance sheet and will eliminate our note receivable to related party of $45.3 million (see Note 11 to our condensed consolidated financial statements).

     Effective January 2003, we implemented EITF 99-19, Reporting Revenues Gross as a Principal versus Net as an Agent. As a result of the implementation of the EITF, the costs incurred and charged to our clients on a reimbursable basis are recognized as operating and maintenance expense. In addition, the amounts billed to our clients associated with these reimbursable costs are being recognized as client reimbursable revenue. We expect client reimbursable revenues and operating and maintenance expense to be between $90 million and $110 million in 2003 as a result of implementation of EITF 99-19. The change in accounting principle will have no effect on our results of operations or consolidated financial position. Prior periods have not been reclassified, as these amounts were not material.

     In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement requires an issuer to measure and classify as liabilities certain financial instruments that have characteristics of both liabilities and equity. SFAS 150 applies to those instruments that represent, or are indexed to, an obligation to buy back the issuer's shares and obligations that can be settled in shares and meet certain conditions. It does not, however, apply to financial instruments that are indexed to and potentially settled in an issuer's own shares. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We will adopt this statement effective July 1, 2003. However, management does not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

FORWARD-LOOKING  INFORMATION

     The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that the Company or management "anticipates," "believes," "budgets," "estimates," "expects," "forecasts," "intends," "plans," "predicts," or "projects" a particular result or course of events, or that such result or course of events "could," "might," "may," "scheduled" or "should" occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this quarterly report include, but are not limited to, statements involving payment of severance costs, potential revenues, increased expenses, the effect on revenues and expenses of the change in accounting treatment for client reimbursables, client drilling programs, supply and demand, utilization rates, dayrates, planned shipyard projects, expected downtime, opportunities for deepwater rigs in India and West Africa, oversupply in the global mid-water sector, outlook for the deepwater sector, activity in India and Mexico, market outlooks for our various geographical operating sectors, the non-U.S. jackup market sector, future activity in the International and U. S. Floater Contract Drilling Services and Gulf of Mexico Shallow and Inland Water segments, the outcome and effect of the U.S. Internal Revenue Service audit and the various tax assessments, deferred costs, amortization expense, the planned initial public offering of our Gulf of Mexico Shallow and Inland Water business (including the timing of the offering and portion sold), the U.S. gas drilling market, planned asset sales, the Company's other expectations with regard to market outlook, expected capital expenditures, results and effects of legal proceedings, liabilities for tax issues, liquidity, positive cash flow from operations, the exercise of the option of holders of 7.5% Notes, 1.5% Convertible Debentures or Zero Coupon Convertible Debentures to require the Company to repurchase their securities, repayment of debt and equity financings with respect to DD LLC and DDII LLC, receipt of principal and interest on debt owed to the Company by Delta Towing, effects of the consolidation of Delta Towing and DDII LLC, adequacy of cash flow for 2003 obligations, effects of accounting changes, and the timing and cost of completion of capital projects. Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to, worldwide demand for oil and gas, uncertainties relating to the level of activity in offshore oil and gas exploration and development, exploration success by producers, oil and gas prices (including U.S. natural gas prices), securities market conditions, demand for offshore and inland water rigs, competition and market conditions in the contract drilling industry, our ability to successfully integrate the operations of acquired businesses, delays or terminations of drilling contracts due to a number of events, delays or cost overruns on construction and shipyard projects and possible cancellation of drilling contracts as a result of delays or performance, our ability to enter into and the terms of future contracts, the availability of qualified personnel, labor relations and the outcome of negotiations with unions representing workers, operating hazards, political and other uncertainties inherent in non-U.S. operations (including exchange and currency fluctuations), risks of war, terrorism and cancellation or unavailability of certain insurance coverage, the impact of governmental laws and regulations, the adequacy of sources of liquidity, the effect and results of litigation, audits and contingencies and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2002 and in the Company's other filings with the SEC, which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

INTEREST  RATE  RISK

     Our exposure to market risk for changes in interest rates relates primarily to our long-term and short-term debt obligations. The table below presents scheduled debt maturities and related weighted-average interest rates for each of the twelve-month periods ending June 30 relating to debt obligations as of June 30, 2003. Weighted-average variable rates are based on LIBOR rates at June 30, 2003, plus applicable margins.

     At  June  30,  2003  (in  millions,  except  interest  rate  percentages):

                                                  Scheduled Maturity Date (a) (b)                    Fair Value
                            -----------------------------------------------------------------------  -----------
                             2004      2005      2006      2007     2008     Thereafter     Total     06/30/03
                            -------  ---------  -------  --------  -------  ------------  ---------  -----------
Total debt
  Fixed Rate                $131.2   $  392.3   $400.0   $ 100.0   $269.0   $   2,050.0   $3,342.5   $   3,868.5
    Average interest rate      8.5%       6.8%     1.5%      7.5%     6.7%          7.5%       6.7%
  Variable Rate             $150.0   $   75.0        -         -        -             -   $  225.0   $     225.0
    Average interest rate      1.7%       1.7%       -         -        -             -        1.7%

__________________________
(a)  Maturity  dates  of  the face value of our debt assumes the put options on 1.5% Convertible Debentures,
     7.45% Notes and the Zero Coupon Convertible Debentures will be exercised in May 2006,  April  2007  and
     May 2008, respectively.
(b)     Expected  maturity  amounts  are  based  on  the  face  value  of  debt.

     At June 30, 2003, we had approximately $225.0 million of variable rate debt at face value (six percent of total debt at face value). This variable rate debt represented term bank debt. Given outstanding amounts as of that date, a one percent rise in interest rates would result in an additional $1.2 million in interest expense per year. Offsetting this, a large part of our cash investments would earn commensurately higher rates of return. Using June 30, 2003 cash investment levels, a one percent increase in interest rates would result in approximately $7.1 million of additional interest income per year.

FOREIGN  EXCHANGE  RISK

     Our international operations expose us to foreign exchange risk. We use a variety of techniques to minimize the exposure to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring client contracts to provide for payment in both U.S. dollars and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the client contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies typically have minimal impact on overall results. In situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts or spot purchases, may be used. We do not enter into derivative transactions for speculative purposes. At June 30, 2003, we had no material open foreign exchange contracts.

     In January 2003, Venezuela implemented foreign exchange controls that limit our ability to convert local currency into U.S. dollars and transfer excess funds out of Venezuela. Our drilling contracts in Venezuela typically call for payments to be made in local currency, even when the dayrate is denominated in U.S. dollars. The exchange controls could also result in an artificially high value being placed on the local currency. As a result, we recognized a $1.5 million after-tax loss on the revaluation of the local currency into functional U.S dollars for the six months ended June 30, 2003.

ITEM  4.  CONTROLS  AND  PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates Inc. against one of our subsidiaries, Cliffs Drilling, our underwriters at Lloyd's (the "Underwriters") and an insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages in excess of $50 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons, expenses and interest. We and the Underwriters appealed such judgment, and the Louisiana Court of Appeals reduced the amount for which we may be responsible to less than $10 million. The plaintiffs requested that the Supreme Court of Louisiana consider the matter and reinstate the original verdict. We and the Underwriters also appealed to the Supreme Court of Louisiana requesting that the Court reduce the verdict or, in the case of the Underwriters, eliminate any liability for the verdict. Prior to the Supreme Court of Louisiana ruling on these petitions, we settled with the St. Mary group of plaintiffs and the State of Louisiana. Subsequently, the Supreme Court of Louisiana denied the applications of all remaining plaintiffs. We settled with all remaining plaintiffs in the second quarter of 2003. We believe that any amounts, apart from a small deductible, paid in the settlement are covered by relevant primary and excess liability insurance policies. However, the insurers and the Underwriters have denied all coverage. We have instituted litigation against those insurers and Underwriters to enforce our rights under the relevant policies. One group of issuers has asserted a counterclaim against us claiming that they issued the policy as a result of misrepresentation. The settlements did not have a material adverse effect on our business or consolidated financial position. We do not expect the ultimate outcome of the case to have a material adverse effect on our business or consolidated financial position.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     At the Annual General Meeting of Transocean Inc. held on May 8, 2003, 272,757,297 shares were represented in person or by proxy out of 319,767,820 shares entitled to vote as of the record date, constituting a quorum.

     The matters submitted to a vote of shareholders were (i) the election of Class I Directors as set forth in the Company's Proxy Statement relating to the meeting; (ii) the amendment of the Company's Long-Term Incentive Plan to allow grants or incentive stock options for an additional ten year period to May 1, 2013 and to allow a continuing right to grant stock options and share appreciation rights to our outside directors; (iii) the amendment of the Company's Employee Stock Purchase Plan to increase the number of ordinary shares reserved for issuance under the plan from 1,500,000 to 2,500,000; and (iv) the approval of appointment of Ernst & Young LLP as independent auditors for 2003. With respect to the re-election of directors, the following number of votes were cast as to the Class I Director nominees: Victor E. Grijalva, 240,921,742 votes for and 31,835,555 votes withheld; Arthur Lindenauer, 260,182,393 votes for and 12,574,904 withheld; Richard A. Pattarozzi, 260,792,569 votes for and 11,964,728 votes withheld; Kristian Siem, 258,264,644 votes for and 14,492,653 withheld;
and J. Michael Talbert, 259,108,809 votes for and 13,648,488 votes withheld. With respect to the amendment of the Company's Long-Term Incentive Plan, 242,440,573 votes were cast for the proposal and 26,645,604 votes were cast against the proposal. There were 2,668,773 abstentions and 1,002,347 broker non-votes in the vote on the proposal. With respect to the amendment of the Company's Employee Stock Purchase Plan, 264,793,085 votes were cast for the proposal and 4,412,002 votes were cast against the proposal. There were 2,549,863 abstentions and 1,002,347 broker non-votes in the vote on the proposal. With respect to the Company's appointment of independent auditors, there were 239,819,902 votes for and 11,517,370 votes withheld on the proposal. There were 21,420,025 abstentions and no broker non-votes on the proposal.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits

The  following  exhibits  are  filed  in  connection  with  this  Report:

NUMBER    DESCRIPTION
------    -----------

*3.1 Memorandum of Association of Transocean Inc., as amended (incorporated by reference to Annex E to the Joint Proxy Statement/Prospectus dated October 30, 2000 included in a 424(b)(3) prospectus filed by the Company on November 1, 2000)

*3.2 Articles of Association of Transocean Inc., as amended (incorporated by reference to Annex F to the Joint Proxy Statement/Prospectus dated October 30, 2000 included in a 424(b)(3) prospectus filed by the Company on November 1, 2000)

*3.3 Certificate of Incorporation on Change of Name to Transocean Inc. (incorporated by reference to Exhibit 3.3 to the Company's Form 10-Q for the quarter ended June 30, 2002)

+10.1 Amended and Restated Long-Term Incentive Plan of Transocean Inc., effective May 8, 2003

*10.2 Amended and Restated Employee Stock Purchase Plan of Transocean Inc., effective May 8, 2003 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (Registration No. 333-106026) filed by the Company on June 11, 2003)

+31.1     CEO  Certification  Pursuant  to Section 302 of the Sarbanes-Oxley Act
          of  2002

+31.2     CFO  Certification  Pursuant  to Section 302 of the Sarbanes-Oxley Act
          of  2002

+32.1     CEO  Certification  Pursuant  to Section 906 of the Sarbanes-Oxley Act
          of  2002

+32.2     CFO  Certification  Pursuant  to Section 906 of the Sarbanes-Oxley Act
          of  2002
_________________________
*    Incorporated  by  reference  as  indicated.
+    Filed  herewith.

     (b)     Reports  on  Form  8-K

     The Company filed a Current Report on Form 8-K on May 6, 2003 (information furnished not filed) announcing the issuance of first quarter 2003 financial results and a Current Report on Form 8-K on May 28, 2003 (information furnished not filed) announcing financial information pertaining to operating and maintenance expense and cash operating costs for the first quarter of 2003 and the fourth quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on August 12, 2003.

TRANSOCEAN  INC.



By:  /s/  Gregory  L.  Cauthen
     --------------------------
          Gregory  L.  Cauthen
          Senior  Vice  President  and  Chief  Financial  Officer
          (Principal  Financial  Officer)



By:  /s/  Brenda  S.  Masters
     -------------------------
          Brenda  S.  Masters
          Vice  President  and  Controller
          (Principal  Accounting  Officer)