Form 10-Q
period 2003-09-30
TRANSOCEAN INC
filed 2003-11-12
CIK 1083269

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes    X    No
                                                      -----     -----

     Indicate  by  check mark whether the registrant is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act).  Yes   X   No
                                                        -----     -----

     As of October 31, 2003, 319,890,650 ordinary shares, par value $0.01 per share, were outstanding.
================================================================================

                                 TRANSOCEAN INC.

                               INDEX TO FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2003

                                                                            Page
                                                                            ----

PART  I  -  FINANCIAL  INFORMATION
----------------------------------

     ITEM  1.  Financial  Statements  (Unaudited)

          Condensed  Consolidated  Statements  of  Operations
             Three  and  Nine  Months  Ended  September 30, 2003 and 2002      2

          Condensed Consolidated Statements of Comprehensive Income (Loss)
             Three  and  Nine  Months  Ended  September 30, 2003 and 2002      3

          Condensed  Consolidated  Balance  Sheets
             September  30,  2003  and  December  31,  2002                    4

          Condensed  Consolidated  Statements  of  Cash  Flows
            Three  and  Nine  Months  Ended  September  30, 2003 and 2002      5

          Notes  to  Condensed  Consolidated  Financial  Statements            6

     ITEM  2.  Management's  Discussion  and  Analysis  of  Financial
          Condition  and  Results  of  Operations                             22

     ITEM  3.  Quantitative and Qualitative Disclosures about Market Risk     47

     ITEM  4.  Controls  and  Procedures                                      48

PART  II  -  OTHER  INFORMATION
-------------------------------

     ITEM  1.  Legal  Proceedings                                             49

     ITEM  6.  Exhibits  and  Reports  on  Form  8-K                          50

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

                        TRANSOCEAN INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In millions, except per share data)
                                   (Unaudited)

                                                               Three Months Ended     Nine Months Ended
                                                                 September 30,          September 30,
                                                               -------------------  --------------------
                                                                2003       2002       2003       2002
                                                               -------  ----------  ---------  ---------
Operating Revenues
  Contract drilling revenues                                   $598.5   $   695.2   $1,764.7   $2,009.3
  Client reimbursable revenues                                   24.4           -       78.1          -
--------------------------------------------------------------------------------------------------------
                                                                622.9       695.2    1,842.8    2,009.3
--------------------------------------------------------------------------------------------------------
Costs and Expenses
  Operating and maintenance                                     403.0       381.1    1,203.6    1,127.7
  Depreciation                                                  126.8       124.2      381.1      374.1
  General and administrative                                     21.2        15.8       50.0       51.6
  Impairment loss on long-lived assets                              -        40.9       16.8       42.0
  Gain from sale of assets, net                                  (0.9)       (2.9)      (2.9)      (3.5)
--------------------------------------------------------------------------------------------------------
                                                                550.1       559.1    1,648.6    1,591.9
--------------------------------------------------------------------------------------------------------

Operating Income                                                 72.8       136.1      194.2      417.4

Other Income (Expense), net
  Equity in earnings of joint ventures                            1.9         0.4        7.3        4.8
  Interest income                                                 3.0         6.1       15.7       16.0
  Interest expense                                              (49.0)      (52.3)    (154.4)    (160.7)
  Loss on retirement of debt                                        -           -      (15.7)         -
  Impairment loss on note receivable from related party             -           -      (21.3)         -
  Other, net                                                     (0.2)        1.3       (3.5)       0.2
--------------------------------------------------------------------------------------------------------
                                                                (44.3)      (44.5)    (171.9)    (139.7)
--------------------------------------------------------------------------------------------------------
Income Before Income Taxes, Minority Interest and
  Cumulative Effect of a Change in Accounting Principle          28.5        91.6       22.3      277.7
Income Tax Expense (Benefit)                                     17.3      (164.8)       8.3     (137.1)
Minority Interest                                                 0.2         1.2        0.3        2.3
--------------------------------------------------------------------------------------------------------

Net Income Before Cumulative Effect of a Change in
   Accounting Principle                                          11.0       255.2       13.7      412.5
Cumulative Effect of a Change in Accounting Principle               -           -          -   (1,363.7)
--------------------------------------------------------------------------------------------------------

Net Income (Loss)                                              $ 11.0   $   255.2   $   13.7   $ (951.2)
========================================================================================================

Basic Earnings (Loss) Per Share
  Income Before Cumulative Effect of a Change in
    Accounting Principle                                       $ 0.03   $    0.80   $   0.04   $   1.29
  Loss on Cumulative Effect of a Change in Accounting
    Principle                                                       -           -          -      (4.27)
--------------------------------------------------------------------------------------------------------

  Net Income (Loss)                                            $ 0.03   $    0.80   $   0.04   $  (2.98)
========================================================================================================

Diluted Earnings (Loss) Per Share
  Income Before Cumulative Effect of a Change in Accounting
    Principle                                                  $ 0.03   $    0.79   $   0.04   $   1.28
  Loss on Cumulative Effect of a Change in Accounting
    Principle                                                       -           -          -      (4.22)
--------------------------------------------------------------------------------------------------------

  Net Income (Loss)                                            $ 0.03   $    0.79   $   0.04   $  (2.94)
========================================================================================================

Weighted Average Shares Outstanding
   Basic                                                        319.9       319.2      319.8      319.1
   Diluted                                                      321.1       328.8      321.4      323.0

Dividends Paid per Share                                       $    -   $       -   $      -   $   0.06
--------------------------------------------------------------------------------------------------------

                             See accompanying notes.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (In millions)
                                   (Unaudited)

                                                                  Three Months Ended  Nine Months Ended
                                                                    September  30,      September 30,
                                                                  ------------------  -----------------
                                                                    2003      2002     2003      2002
                                                                  --------  --------  -------  --------
Net Income (Loss)                                                 $  11.0   $ 255.2   $ 13.7   $(951.2)
-------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax
  Amortization of gain on terminated interest rate swaps             (0.1)     (0.1)    (0.2)     (0.2)
  Change in unrealized loss on securities available for sale         (0.1)     (0.2)     0.1      (0.1)
  Change in share of unrealized loss in unconsolidated
    joint venture's interest rate swaps (net of tax of $0.4
    and $1.0 for the three and nine months ended
    September 30, 2003, respectively)                                 0.7      (0.2)     1.8       1.9
  Minimum pension liability adjustments (net of tax of
    $0.4 for the nine months ended September 30, 2003)                  -         -      0.8         -
-------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                     0.5      (0.5)     2.5       1.6
-------------------------------------------------------------------------------------------------------
Total Comprehensive Income (Loss)                                 $  11.5   $ 254.7   $ 16.2   $(949.6)
=======================================================================================================

                             See accompanying notes.

                        TRANSOCEAN INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)
                                   (Unaudited)




                                                                        September 30,    December 31,
                                                                            2003             2002
                                                                        --------------  --------------
                                                                         (Unaudited)

                                 ASSETS
Cash and Cash Equivalents                                              $        806.3   $     1,214.2
Accounts Receivable, net of allowance for doubtful accounts of $25.9
  and $20.8 at September 30, 2003 and December 31, 2002, respectively           486.6           499.3
Materials and Supplies, net of allowance for obsolescence of $18.6
  at September 30, 2003 and December 31, 2002                                   156.4           155.8
Deferred Income Taxes                                                            14.1            21.9
Other Current Assets                                                             79.1            20.5
------------------------------------------------------------------------------------------------------
  Total Current Assets                                                        1,542.5         1,911.7
------------------------------------------------------------------------------------------------------

Property and Equipment                                                       10,214.9        10,198.0
Less Accumulated Depreciation                                                 2,535.4         2,168.2
------------------------------------------------------------------------------------------------------
  Property and Equipment, net                                                 7,679.5         8,029.8
------------------------------------------------------------------------------------------------------

Goodwill                                                                      2,223.4         2,218.2
Investments in and Advances to Joint Ventures                                    70.0           108.5
Deferred Income Taxes                                                            26.2            26.2
Other Assets                                                                    176.1           370.7
------------------------------------------------------------------------------------------------------
    Total Assets                                                       $     11,717.7   $    12,665.1
======================================================================================================

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable                                                       $        147.2   $       134.1
Accrued Income Taxes                                                             62.0            59.5
Debt Due Within One Year                                                        282.1         1,048.1
Other Current Liabilities                                                       293.7           262.2
------------------------------------------------------------------------------------------------------
  Total Current Liabilities                                                     785.0         1,503.9
------------------------------------------------------------------------------------------------------

Long-Term Debt                                                                3,419.3         3,629.9
Deferred Income Taxes                                                            55.4           107.2
Other Long-Term Liabilities                                                     283.1           282.7
------------------------------------------------------------------------------------------------------
  Total Long-Term Liabilities                                                 3,757.8         4,019.8
------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Preference Shares, $0.10 par value; 50,000,000 shares authorized,
  none issued and outstanding                                                       -               -
Ordinary Shares, $0.01 par value; 800,000,000 shares authorized,
  319,890,650 and 319,219,072 shares issued and outstanding at
  September 30, 2003 and December 31, 2002, respectively                          3.2             3.2
Additional Paid-in Capital                                                   10,640.4        10,623.1
Accumulated Other Comprehensive Loss                                            (29.0)          (31.5)
Retained Deficit                                                             (3,439.7)       (3,453.4)
------------------------------------------------------------------------------------------------------
  Total Shareholders' Equity                                                  7,174.9         7,141.4
------------------------------------------------------------------------------------------------------
  Total Liabilities and Shareholders' Equity                           $     11,717.7   $    12,665.1
======================================================================================================


                             See accompanying notes.

                                 TRANSOCEAN INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In millions)
                                           (Unaudited)

                                                               Three Months Ended    Nine Months Ended
                                                                 September 30,         September 30,
                                                              --------------------  --------------------
                                                                 2003       2002       2003       2002
                                                              ---------  ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                           $   11.0   $  255.2   $   13.7   $ (951.2)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities
      Depreciation                                               126.8      124.2      381.1      374.1
      Impairment loss on goodwill                                    -          -          -    1,363.7
      Stock-based compensation expense                             1.4        0.2        4.3        0.6
      Deferred income taxes                                       19.1     (151.5)     (40.4)    (189.8)
      Equity in earnings of joint ventures                        (1.9)      (0.4)      (7.3)      (4.8)
      Net (gain) loss from disposal of assets                      4.4       (1.1)      12.2        1.2
      Loss on retirement of debt                                     -          -       15.7          -
      Impairment loss on long-lived assets                           -       40.9       16.8       42.0
      Impairment loss on note receivable from related party          -          -       21.3          -
      Amortization of debt-related discounts/premiums, fair
        value adjustments and issue costs, net                    (8.2)       1.7      (16.1)       4.6
      Deferred income, net                                        (5.3)      (3.3)      (6.9)      (9.3)
      Deferred expenses, net                                      (5.1)     (14.7)      (2.4)      (7.7)
      Other long-term liabilities                                  0.2        2.7       13.7       10.3
      Other, net                                                  12.1       (0.7)      12.1        1.0
      Changes in operating assets and liabilities
        Accounts receivable                                      (44.0)      47.9        7.6      132.0
        Accounts payable and other current liabilities            42.6       42.8       46.6      (41.9)
        Income taxes receivable/payable, net                      (8.0)     (38.2)       1.6      (15.9)
        Other current assets                                      14.3       14.0       (9.0)      (8.7)
--------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                        159.4      319.7      464.6      700.2
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                           (23.4)     (33.4)     (73.6)    (114.6)
  Note issued to related party, net of repayments                  1.1          -      (44.2)         -
  Proceeds from disposal of assets, net                            0.9        8.6        4.1       73.6
  Acquisition of 40 percent interest in Deepwater Drilling II
    L.L.C., net of cash acquired                                     -          -       18.1          -
  Joint ventures and other investments, net                        0.6        4.6        2.8        4.6
--------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                            (20.8)     (20.2)     (92.8)     (36.4)
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under capital lease obligations                       1.0          -        1.0           -
  Repayments under commercial paper program                          -          -          -     (326.4)
  Repayments on other debt instruments                           (48.0)     (34.7)    (967.2)    (154.3)
  Cash from termination of interest rate swaps                       -          -      173.5          -
  Decrease in cash dedicated to debt service                         -          -        1.2          -
  Net proceeds from issuance of ordinary shares under
    stock-based compensation plans                                 0.6       (0.1)      12.3       10.2
  Dividends paid                                                     -          -          -      (19.1)
  Financing costs                                                  0.1          -          -       (8.1)
  Other, net                                                         -        1.2       (0.5)       2.3
--------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                            (46.3)     (33.6)    (779.7)    (495.4)
--------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents              92.3      265.9     (407.9)     168.4
--------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Period                 714.0      755.9    1,214.2      853.4
--------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                    $  806.3   $1,021.8   $  806.3   $1,021.8
========================================================================================================

                             See accompanying notes.

                        TRANSOCEAN INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE  1  PRINCIPLES  OF  CONSOLIDATION

     Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company") is a leading international provider of offshore and inland marine contract drilling services for oil and gas wells. As of September 30, 2003, the Company owned, had partial ownership interests in or operated more than 160 mobile offshore and barge drilling units. The Company contracts its drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells.

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

NOTE  2  GENERAL

     BASIS OF CONSOLIDATION - The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with accounting principles generally accepted in the United States ("U.S.") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any future period. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, materials and supplies obsolescence, investments, intangible assets and goodwill, property and equipment and other long-lived assets, income taxes, financing operations, workers' insurance, pensions and other post-retirement and employment benefits and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from such estimates.

     SUPPLEMENTARY CASH FLOW INFORMATION - Cash payments for interest and income taxes, net, were $108.5 million and $56.5 million, respectively, for the nine months ended September 30, 2003 and $116.3 million and $74.0 million, respectively, for the nine months ended September 30, 2002.

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

     During the first quarter of 2002, the Company implemented SFAS 142 and performed the initial test of impairment of goodwill on its two reporting units. The test was applied utilizing the estimated fair value of the reporting units as of January 1, 2002 determined based on a combination of each reporting unit's discounted cash flows and publicly traded company multiples and acquisition multiples of comparable businesses. There was no goodwill impairment for the International and U.S. Floater Contract Drilling Services reporting unit. However, because of deterioration in market conditions that affected the Gulf of Mexico Shallow and Inland Water business segment since the completion of the R&B Falcon merger, a $1,363.7 million ($4.22 per diluted share) non-cash impairment of goodwill was recognized as a cumulative effect of a change in accounting principle in the first quarter of 2002.

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

     The Company's goodwill balance was $2.2 billion as of September 30, 2003. The changes in the carrying amount of goodwill as of September 30, 2003 were as follows (in millions):

                                                           Balance at                 Balance at
                                                           January 1,               September 30,
                                                              2003      Other (a)        2003
                                                           -----------  ----------  --------------
International and U.S. Floater Contract Drilling Services  $   2,218.2  $      5.2  $      2,223.4

_________________
(a) Primarily represents net unfavorable adjustments during 2003 of income tax-related pre-acquisition contingencies related to the R&B Falcon merger.

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

     INCOME TAXES - Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The income tax rates imposed by these taxing authorities vary substantially. Taxable income may differ from pre-tax income for financial accounting purposes, particularly in countries with revenue-based taxes. There is no expected relationship between the provision for income taxes and income before income taxes because the countries in which we operate have different taxation regimes, which vary not only with respect to nominal rate but also in terms of the availability of deductions, credits, and other benefits. Variations also arise because income earned and taxed in any particular country or countries may fluctuate from period to period. These factors combined with lower expected financial results for the year are expected to lead to a higher effective tax rate than in 2002 (see Note 4).

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

     COMPREHENSIVE INCOME - The components of accumulated other comprehensive income (loss), net of tax, as of September 30, 2003 and December 31, 2002 are as follows (in millions):

                                                   Unrealized         Other
                                     Gain on        Loss on       Comprehensive                   Accumulated
                                   Terminated      Available-    Loss Related to     Minimum         Other
                                  Interest Rate     for-Sale     Unconsolidated      Pension     Comprehensive
                                      Swap         Securities     Joint Venture     Liability    Income (Loss)
                                 ---------------  ------------  -----------------  -----------  ---------------
Balance at December 31, 2002     $          3.6   $      (0.6)  $           (2.0)  $    (32.5)  $        (31.5)
  Change in other comprehensive
      (income) loss, net of tax            (0.2)          0.1                1.8          0.8              2.5
                                 ---------------  ------------  -----------------  -----------  ---------------
Balance at September 30, 2003    $          3.4   $      (0.5)  $           (0.2)  $    (31.7)  $        (29.0)
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

                                                            Three Months Ended  Nine Months Ended
                                                              September 30,      September 30,
                                                            ------------------  -----------------

                                                              2003      2002     2003      2002
                                                            --------  --------  -------  --------
Net Income (Loss) as Reported                               $  11.0   $ 255.2   $ 13.7   $(951.2)
                                                            --------  --------  -------  --------
  Add back: Stock-based compensation expense included in
    reported net income (loss), net of related tax effects      0.1       2.3      2.6       2.7

  Deduct: Total stock-based compensation expense
    determined under the fair value method for all awards,
    net of related tax effects
        Long-Term Incentive Plan                               (4.2)     (7.5)   (12.5)    (17.6)
        Employee Stock Purchase Plan                            0.4      (0.5)    (1.7)     (1.7)

  Pro Forma Net Income (Loss)                               $   7.3   $ 249.5   $  2.1   $(967.8)
                                                            ========  ========  =======  ========

Basic Earnings (Loss) Per Share
  As Reported                                               $  0.03   $  0.80   $ 0.04   $ (2.98)
  Pro Forma                                                    0.02      0.78     0.01     (3.03)

Diluted Earnings (Loss) Per Share
  As Reported                                               $  0.03   $  0.79   $ 0.04   $ (2.94)
  Pro Forma                                                    0.02      0.76     0.01     (3.00)


     NEW ACCOUNTING PRONOUNCEMENTS - In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (the "Interpretation"). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The provisions of the Interpretation are effective immediately for those variable interest entities created after January 31, 2003. The provisions, as amended, are effective for the first interim or annual period ending after December 15, 2003 for those variable interest entities held prior to February 1, 2003. The Company will adopt the Interpretation and consolidate its variable interest entities as required on December 31, 2003. Currently, the Company generally consolidates an entity when it has a controlling interest through ownership of a majority voting interest in the entity.

     The Company has a 25 percent ownership interest in Delta Towing Holdings, LLC ("Delta Towing"), a joint venture established for the purpose of owning and operating inland and shallow water marine support vessel equipment. At the time Delta Towing was formed, it issued $144.0 million in notes to TODCO. Prior to the R&B Falcon merger, $64.0 million of the notes were fully reserved leaving an $80.0 million balance at January 31, 2001. This note agreement was subsequently amended to provide for a $4.0 million, three-year revolving credit facility. Delta Towing's assets serve as collateral for the Company's notes receivable. The carrying value of the notes receivable included in investments in and advances to joint ventures in the Company's condensed consolidated balance sheets, net of allowance for credit losses and equity losses in the joint venture, was $53.6 million at September 30, 2003. Delta Towing also issued a $3.0 million note to the 75 percent joint venture partner. Because Delta Towing's equity is not sufficient to absorb its expected losses and the Company has the largest percentage of investment at risk through the notes receivable, the Company would absorb the majority of the joint venture's expected losses; therefore, the Company is deemed to be the primary beneficiary of Delta Towing for accounting purposes. As such, the Company

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

will consolidate Delta Towing effective December 31, 2003. While the Company expects the consolidation of Delta Towing to result in an increase in net assets of approximately $1.0 million, based on balances at September 30, 2003, the expected amounts may be adjusted upon consolidation at December 31, 2003 with application of the provisions of the Interpretation.

     The Company has a 50 percent ownership interest in Deepwater Drilling L.L.C. ("DD LLC"). DD LLC was established for the purpose of constructing and contracting the drillship Deepwater Pathfinder. The drillship was purchased by a trust that was established to finance the purchase through debt and equity financing and to lease the drillship back to DD LLC through a synthetic lease financing arrangement with the drillship serving as collateral. The balance of the trust's debt and equity financing was approximately $189.7 million at September 30, 2003. The scheduled expiration of the lease is January 2004, at which time DD LLC may purchase the drillship from the trust for approximately $185 million. While the operations of DD LLC are funded by cash flows from operating activities, the Company guarantees, under certain circumstances, the debt and equity financing on the leased drillship equally with its joint venture partner. The Company has determined through its application of the provisions of the Interpretation for determining an entity's primary beneficiary that it is DD LLC's primary beneficiary for accounting purposes and will consolidate the entity effective December 31, 2003. While the Company expects the consolidation of DD LLC to result in an increase in net assets of approximately $116 million, based on balances at September 30, 2003, the expected amounts may be adjusted upon consolidation at December 31, 2003 with application of the provisions of the Interpretation.

     The Company has investments in and advances to four additional joint ventures. These remaining four joint ventures were primarily established for the purpose of owning and operating certain drilling units and are funded primarily by cash flows from operating activities. Based on the Company's initial assessment, these entities would not be deemed variable interest entities under the Interpretation. The Company expects to complete the analysis of these entities during the fourth quarter of 2003. The Company currently accounts for its investments in joint ventures using the equity method of accounting, recording its share of the net income or loss based upon the terms of the joint venture agreements. Because the Company has a 50 percent or less ownership interest in these joint ventures, it does not have a controlling interest in the joint ventures nor does it have the ability to exercise significant influence over operating and financial policies.

     The Company's wholly owned subsidiary, Deepwater Drilling II L.L.C. ("DDII LLC") was originally established as a joint venture with a subsidiary of ConocoPhillips for the purpose of constructing and contracting the drillship Deepwater Frontier. The drillship was purchased by a trust that was established to finance the purchase through debt and equity financing and to lease the drillship back to DDII LLC through a synthetic lease financing arrangement with the drillship serving as collateral. The balance of the trust's debt and equity financing at September 30, 2003 was approximately $158.0 million, net of a note receivable - related party (see Note 11). On May 29, 2003, the Company purchased ConocoPhillips' 40 percent interest in DDII LLC. The Company currently accounts for DDII LLC's lease of the drillship as an operating lease. As a result of the Company's purchase of ConocoPhillips' 40 percent interest in DDII LLC, the Company, under certain circumstances, fully guarantees the debt and equity financing. Because the Company is at risk for the full amount of the debt and equity financing, the Company is deemed to be the primary beneficiary of the trust for accounting purposes and expects to consolidate the trust effective December 31, 2003. While the Company expects the consolidation of the trust to result in an increase in net assets of approximately $27 million, based on balances at September 30, 2003, the expected amounts may be adjusted upon consolidation at December 31, 2003 with application of the provisions of the Interpretation. See Note 11.

     In addition to the joint ventures and DDII LLC discussed above, the Company is party to a sale/leaseback transaction for the semisubmersible drilling rig M.G. Hulme, Jr. with an unrelated third party. Under the sale/leaseback agreement, the Company has the option to purchase the semisubmersible drilling rig at the end of the lease for a maximum amount of approximately $35.7 million. The Company is currently evaluating whether the unrelated third party lessor is a variable interest entity and, if so, which company would be deemed to be the primary beneficiary. The Company currently accounts for the lease of this semisubmersible drilling rig as an operating lease.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

     The Company is currently evaluating the cumulative effect of the accounting change on its results of operations that will result from the implementation of the Interpretation.

     Effective January 2003, the Company implemented Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenues Gross as a Principal versus Net as an Agent. As a result of the implementation of the EITF, the costs incurred and charged to the Company's customers on a reimbursable basis are recognized as operating and maintenance expense. In addition, the amounts billed to the Company's customers associated with these reimbursable costs are being recognized as client reimbursable revenue. Management expects client reimbursable revenues and operating and maintenance expense to be between $90 million and $110 million in 2003 as a result of the implementation of EITF 99-19. The change in accounting principle will have no effect on the Company's results of operations or consolidated financial position. Prior periods have not been reclassified, as these amounts were not material.

     In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The statement clarifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. This statement requires an issuer to measure and classify as liabilities, or assets in some circumstances, certain classes of freestanding financial instruments that embody obligations for the issuer. In addition to this requirement for the classification and measurement of financial instruments in its scope, SFAS 150 also requires disclosures about alternative ways of settling the instruments and the identity of the entity that controls the settlement alternatives. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this statement effective July 1, 2003. The adoption of this statement did not have a material effect on the Company's consolidated financial position or results of operations.

     RECLASSIFICATIONS - Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

NOTE  3  -  DEBT

     Debt, net of unamortized discounts, premiums and fair value adjustments, is comprised of the following (in millions):

                                                                                September 30,   December 31,
                                                                                    2003           2002
                                                                               --------------  -------------
6.5% Senior Notes, due April 2003                                              $            -  $       239.7
9.125% Senior Notes, due December 2003                                                   87.6           89.5
Amortizing Term Loan Agreement - Final Maturity December 2004                           187.5          300.0
6.75% Senior Notes, due April 2005 (a)                                                  363.4          371.8
7.31% Nautilus Class A1 Amortizing Notes - Final Maturity May 2005                       74.2          104.7
9.41% Nautilus Class A2 Notes, due May 2005                                                 -           51.7
6.95% Senior Notes, due April 2008 (a)                                                  270.5          277.2
9.5% Senior Notes, due December 2008 (a)                                                360.0          371.8
6.625% Notes, due April 2011 (a)                                                        800.0          803.7
7.375% Senior Notes, due April 2018                                                     250.5          250.5
Zero Coupon Convertible Debentures, due May 2020 (put options exercisable
   May 2008 and May 2013) (b)                                                            16.4          527.2
1.5% Convertible Debentures, due May 2021 (put options exercisable May 2006,
   May 2011 and May 2016)                                                               400.0          400.0
8% Debentures, due April 2027                                                           198.1          198.0
7.45% Notes, due April 2027 (put options exercisable April 2007)                         94.8           94.6
7.5% Notes, due April 2031                                                              597.4          597.4
Other                                                                                     1.0            0.2
                                                                               --------------  -------------
   Total Debt                                                                         3,701.4        4,678.0
                                                                               --------------  -------------
   Less Debt Due Within One Year (b)                                                    282.1        1,048.1
                                                                               --------------  -------------
   Total Long-Term Debt                                                        $      3,419.3  $     3,629.9
                                                                               ==============  =============

_________________
(a) At December 31, 2002, the Company was a party to interest rate swap agreements with respect to these debt instruments. See Note 6.
(b) At December 31, 2002, the Zero Coupon Convertible Debentures were classified as debt due within one year since the put options were exercisable in May 2003. At September 30, 2003, the remaining balance of the debentures not put back to the Company in May 2003 was classified as long-term debt.

     The scheduled maturity of the face value of the Company's debt assumes the bondholders exercise their options to require the Company to repurchase the 1.5% Convertible Debentures, 7.45% Notes and Zero Coupon Convertible Debentures in May 2006, April 2007 and May 2008, respectively, and is as follows for the twelve months ending September 30 (in millions):


                   2004 . . .  $  281.5
                   2005 . . .     419.0
                   2006 . . .     400.0
                   2007 . . .     100.0
                   2008 . . .     269.0
                   Thereafter   2,050.0
                               --------
                     Total. .  $3,519.5
                               ========

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

     Commercial Paper Program - The Company has two revolving credit agreements, described below, which provide liquidity for commercial paper borrowings. At September 30, 2003, no amounts were outstanding under the Commercial Paper Program.

     Revolving Credit Agreements - The Company is a party to two revolving credit agreements, a $550.0 million five-year revolving credit agreement dated December 29, 2000 and a $250.0 million 364-day revolving credit agreement dated December 26, 2002. In addition to providing for commercial paper borrowings, these credit lines may also be drawn on directly. At September 30, 2003, no amounts were outstanding under either of these revolving credit agreements.

     Term Loan Agreement - The Company is a party to an amortizing unsecured five-year term loan agreement dated December 16, 1999. Amounts outstanding under the Term Loan Agreement bear interest, at the Company's option, at a base rate or London Interbank Offered Rate ("LIBOR") plus a margin that varies depending on the Company's senior unsecured public debt rating. At September 30, 2003, the margin was 0.70 percent per annum. The debt began to amortize in March 2002, at a rate of $25.0 million per quarter in 2002. In 2003 and 2004, the debt amortizes at a rate of $37.5 million per quarter. As of September 30, 2003, $187.5 million was outstanding under this agreement.

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

     As a result of a change in anticipated 2003 earnings, the annual effective tax rate is estimated to be approximately 43 percent during 2003 on earnings before non-cash note receivable and other asset impairments, loss on debt retirements and initial public offering related costs. Due to the increase in the estimated annual effective tax rate from approximately 38 percent at June 30, 2003, earnings for the three months ended September 30, 2003 were reduced by $2.6 million ($0.01 per diluted share) as a result of applying the adjusted estimated annual effective tax rate to the six months ended June 30, 2003.

     In June 2003, the Company recorded a $14.6 million ($0.04 per diluted share) foreign tax benefit attributable to the favorable resolution of a non-U.S. income tax liability.

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

     The Company does not enter into derivative transactions for speculative purposes. At September 30, 2003, the Company had no material open foreign exchange contracts.

     In January 2003, Venezuela implemented foreign exchange controls that limit the Company's ability to convert local currency into U.S. dollars and transfer excess funds out of Venezuela. The Company's drilling contracts in Venezuela typically call for payments to be made in local currency, even when the dayrate is denominated in U.S. dollars. The exchange controls could also result in an artificially high value being placed on the local currency. As a result, the Company recognized a loss of $1.5 million, net of tax of $0.8 million, on the revaluation of the local currency into functional U.S dollars during the second quarter of 2003. In the third quarter of 2003, to limit its exposure,

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

the Company entered into an interim arrangement with one of its customers in which the Company is to receive 55 percent of the billed receivables in U.S. dollars with the remainder paid in local currency.

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

     DD LLC, an unconsolidated subsidiary in which the Company has a 50 percent ownership interest, entered into interest rate swaps in August 1998 with an expiration date of October 2003 that have aggregate market values netting to a liability of $0.7 million at September 30, 2003. The Company's interest in these swaps has been included in accumulated other comprehensive income, net of tax, with corresponding reductions to deferred income taxes and investments in and advances to joint ventures.

NOTE  7  -  SEGMENTS

     The Company's operations are aggregated into two reportable segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. The International and U.S. Floater Contract Drilling Services segment consists of fifth-generation semisubmersibles and drillships, other deepwater semisubmersibles and drillships, mid-water semisubmersibles and drillships, non-U.S. jackup drilling rigs, other mobile offshore drilling units and other assets used in support of offshore drilling activities and offshore support services. The Gulf of Mexico Shallow and Inland Water segment consists of jackup and submersible drilling rigs and inland drilling barges located in the U.S. Gulf of Mexico, Mexico and Trinidad, as well as land and lake barge drilling units located in Venezuela. The Company provides services with different types of drilling equipment in several geographic regions. The location of the Company's rigs and the allocation of resources to build or upgrade rigs is determined by the activities and needs of customers. Accounting policies of the segments are the same as those described in Note 2. The Company accounts for intersegment revenue and expenses as if the revenue or expenses were to third parties at current market prices.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

     Operating revenues and income before income taxes, minority interest and cumulative effect of a change in accounting principle by segment were as follows (in millions):

                                                  Three Months Ended    Nine Months Ended
                                                     September 30,        September 30,
                                                  ------------------  --------------------

                                                    2003      2002      2003       2002
                                                  --------  --------  ---------  ---------
Operating Revenues
  International and U.S. Floater Contract
    Drilling Services                             $ 564.4   $ 641.2   $1,675.6   $1,873.5
  Gulf of Mexico Shallow and Inland Water            58.5      54.0      167.2      135.8
                                                  --------  --------  ---------  ---------
    Total Operating Revenues                      $ 622.9   $ 695.2   $1,842.8   $2,009.3
                                                  --------  --------  ---------  ---------

Operating income (loss) before general and
    administrative expense
  International and U.S. Floater Contract
    Drilling Services                             $ 118.9   $ 190.0   $  347.1   $  570.8
  Gulf of Mexico Shallow and Inland Water           (24.9)    (38.1)    (102.9)    (101.8)
                                                  --------  --------  ---------  ---------
                                                     94.0     151.9      244.2      469.0
                                                  --------  --------  ---------  ---------
Unallocated general and administrative expense      (21.2)    (15.8)     (50.0)     (51.6)
Unallocated other income (expense), net             (44.3)    (44.5)    (171.9)    (139.7)
                                                  --------  --------  ---------  ---------
  Income before Income Taxes, Minority Interest
    and Cumulative Effect of a Change in
    Accounting Principle                          $  28.5   $  91.6   $   22.3   $  277.7
                                                  ========  ========  =========  =========


     Total  assets  by  segment  were  as  follows  (in  millions):

                                                           September 30,   December 31,
                                                                2003           2002
                                                           --------------  -------------
International and U.S. Floater Contract Drilling Services  $     10,996.6  $    11,804.1
Gulf of Mexico Shallow and Inland Water                             721.1          861.0
                                                           --------------  -------------
Total Assets                                               $     11,717.7  $    12,665.1
                                                           ==============  =============


NOTE  8  -  ASSET  DISPOSITIONS  AND  IMPAIRMENT  LOSS

     Asset Dispositions - In January 2003, in the International and U.S. Floater Contract Drilling Services segment, the Company completed the sale of a jackup rig, the RBF 160, for net proceeds of $13.0 million and recognized a gain of $0.2 million, net of tax of $0.1 million. The proceeds were received in December 2002.

     During the nine months ended September 30, 2003, the Company settled an insurance claim and sold certain other assets for net proceeds of approximately $4.1 million and recorded net gains of $1.9 million ($0.01 per diluted share), net of tax of $0.2 million, in its International and U.S. Floater Contract Drilling Services segment and $0.3 million, net of tax of $0.2 million, in its Gulf of Mexico Shallow and Inland Water segment.

     During the nine months ended September 30, 2002, in the International and U.S. Floater Contract Drilling Services segment, the Company sold the jackup rig RBF 209 and two semisubmersible rigs, the Transocean 96 and Transocean 97, for net proceeds of $49.4 million and recognized net losses of $0.3 million, net of tax of $0.1 million.

     During the nine months ended September 30, 2002, the Company settled an insurance claim and sold certain other assets for net proceeds of approximately $24.2 million and recorded net gains of $2.9 million ($0.01 per diluted

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

share), net of tax of $0.3 million, in its International and U.S. Floater Contract Drilling Services segment and $0.4 million, net of tax of $0.3 million, in its Gulf of Mexico Shallow and Inland Water segment.

     Impairments - During the nine months ended September 30, 2003, the Company recorded non-cash impairment charges of $6.9 million ($0.02 per diluted share), net of tax of $3.7 million, in the Gulf of Mexico Shallow and Inland Water segment, which resulted from the Company's decision to take five jackup rigs out of drilling service and market the rigs for alternative uses. The Company does not anticipate returning these rigs to drilling service as it is believed to be cost prohibitive. As a result of this decision, and in accordance with SFAS 144, the carrying value of these assets was adjusted to fair market value. The fair market values of these units as non-drilling rigs were based on third party valuations. The Company also recorded a non-cash impairment charge in this segment of $0.7 million, net of tax of $0.3 million, related to its approximate 12 percent investment in Energy Virtual Partners, LP and Energy Virtual Partners Inc., which resulted from the Company's determination that the fair value of the assets of those entities did not support its carrying value, which is included in investments in and advances to joint ventures in the Company's condensed consolidated balance sheets. The impairment was determined and measured based on the remaining book value of the Company's investment and management's assessment of the fair value of that investment at the time the decision was made.

     During the nine months ended September 30, 2003, the Company recorded an after-tax, non-cash impairment charge of $4.2 million ($0.01 per diluted share) related to assets held and used in the International and U.S. Floater Contract Drilling Services segment, which resulted from the Company's decision to remove one mid-water semisubmersible rig and one self-erecting tender rig from drilling service. The impairment was determined and measured based on an estimate of fair value derived from an offer from a potential buyer. The Company also recorded an after-tax, non-cash impairment charge of $1.0 million in this segment, which resulted from the Company's decision to discontinue its leases on its oil and gas properties. The impairment was determined and measured based on the remaining book value of the assets and management's assessment of the fair value at the time the decision was made.

     During the nine months ended September 30, 2002, the Company recorded non-cash impairment charges of $13.1 million ($0.04 per diluted share), net of tax of $7.1 million, and $9.9 million ($0.03 per diluted share), net of tax of $5.3 million, in its International and U.S. Floater Contract Drilling Services and Gulf of Mexico Shallow and Inland Water segments, respectively, relating to the reclassification of assets held for sale to assets held and used. The impairment of these assets resulted from management's assessment that they no longer met the held for sale criteria under SFAS 144. In accordance with SFAS 144, the carrying value of these assets was adjusted to the lower of fair market value or carrying value adjusted for depreciation from the date the assets were classified as held for sale. The fair market values of these assets were based on third party valuations.

     During the nine months ended September 30, 2002, due to deterioration in market conditions, the Company recorded non-cash impairment charges of $3.6 million ($0.01 per diluted share), net of tax of $1.9 million, and $0.7 million, net of tax of $0.4 million, in the International and U.S. Floater Contract Drilling Services and Gulf of Mexico Shallow and Inland Water segments, respectively, related to assets held for sale. The impairments were determined and measured based on an estimate of fair value derived from offers from potential buyers.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

NOTE  9  -  EARNINGS  PER  SHARE

     The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings (loss) per share is as follows (in millions, except per share data):

                                                                           Three Months Ended      Nine Months Ended
                                                                             September 30,           September 30,
                                                                         ----------------------  ----------------------
                                                                            2003        2002       2003        2002
                                                                         ----------  ----------  ---------  -----------
NUMERATOR FOR BASIC EARNINGS (LOSS) PER SHARE
Income Before Cumulative Effect of a Change in Accounting
   Principle                                                             $     11.0  $    255.2  $    13.7  $    412.5
Cumulative Effect of a Change in Accounting Principle                             -           -          -    (1,363.7)
                                                                         ----------  ----------  ---------  -----------
Net Income (Loss) for basic earnings per share                           $     11.0  $    255.2  $    13.7  $   (951.2)
                                                                         ==========  ==========  =========  ===========

NUMERATOR FOR DILUTED EARNINGS (LOSS) PER SHARE
Income Before Cumulative Effect of a Change in Accounting
  Principle                                                              $     11.0  $    255.2  $    13.7  $    412.5
Add back effect of dilutive zero coupon convertible debentures                    -         3.8          -           -
                                                                         ----------  ----------  ---------  -----------
Income Before Cumulative Effect of a Change in Accounting
  Principle                                                              $     11.0  $    259.0  $    13.7  $    412.5
Cumulative Effect of a Change in Accounting Principle                             -           -          -    (1,363.7)
                                                                         ----------  ----------  ---------  -----------
Net Income (Loss) for diluted earnings per share                         $     11.0  $    259.0  $    13.7  $   (951.2)
                                                                         ==========  ==========  =========  ===========

DENOMINATOR FOR DILUTED EARNINGS (LOSS) PER SHARE
Weighted-average shares outstanding for basic earnings per share              319.9       319.2      319.8       319.1
  Effect of dilutive securities:
    Employee stock options and unvested stock grants                            0.9         1.5        1.1         2.3
    Warrants to purchase ordinary shares                                        0.3         1.0        0.5         1.6
    Zero coupon convertible debentures                                            -         7.1          -           -
                                                                         ----------  ----------  ---------  -----------
Adjusted weighted-average shares and assumed
  conversions for diluted earnings per share                                  321.1       328.8      321.4       323.0
                                                                         ==========  ==========  =========  ===========

BASIC EARNINGS (LOSS) PER SHARE
   Income Before Cumulative Effect of a Change in Accounting Principle   $     0.03  $     0.80  $    0.04  $     1.29
   Cumulative Effect of a Change in Accounting Principle                          -           -          -       (4.27)
                                                                         ----------  ----------  ---------  -----------
   Net Income (Loss)                                                     $     0.03  $     0.80  $    0.04  $    (2.98)
                                                                         ==========  ==========  =========  ===========

DILUTED EARNINGS (LOSS) PER SHARE
  Income Before Cumulative Effect of a Change in Accounting
     Principle                                                           $     0.03  $     0.79  $    0.04  $     1.28
  Cumulative Effect of a Change in Accounting Principle                           -           -          -       (4.22)
                                                                         ----------  ----------  ---------  -----------
  Net Income (Loss)                                                      $     0.03  $     0.79  $    0.04  $    (2.94)
                                                                         ==========  ==========  =========  ===========

     Ordinary shares subject to issuance pursuant to the conversion features of the convertible debentures are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share because the effect of including those shares is anti-dilutive for the three and nine months ended September 30, 2003 and the nine months ended September 30, 2002.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

NOTE  10  -  CONTINGENCIES

     Legal Proceedings - In August 2003, a judgment of approximately $9.5 million was entered by the Labor Division of the Provincial Court of Luanda, Angola, against the Company and a labor contractor for the Company, Hull Blyth, in favor of certain former workers on several of the Company's drilling rigs. The workers were employed by Hull Blyth to work on several drilling rigs while the rigs were located in Angola. When the drilling contracts concluded and the rigs left Angola, the workers' employment ended. The workers brought suit claiming that they were not properly compensated when their employment ended. In addition to the monetary judgment, the Labor Division ordered the workers to be hired by the Company. The Company believes that this judgment is without sufficient legal foundation and has appealed the matter to the Angola Supreme Court. The Company further believes that Hull Blyth has an obligation to protect the Company from any judgment. The Company does not believe that the ultimate outcome of this matter will have a material adverse effect on the Company's business or consolidated financial position.

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

     Letters of Credit and Surety Bonds - The Company had letters of credit outstanding at September 30, 2003 totaling $204.1 million. These letters of credit guarantee various contract bidding and insurance activities under various lines provided by several banks.

     As is customary in the contract drilling business, the Company also has various surety bonds totaling $169.8 million in place that secure customs obligations relating to the importation of its rigs and certain performance and other obligations.

NOTE  11  -  RELATED  PARTY  TRANSACTIONS

     Delta Towing - In January 2003, Delta Towing failed to make its scheduled quarterly interest payment of $1.7 million on the notes receivable. The Company signed a 90-day waiver of the terms requiring payment of interest. In April 2003, Delta Towing again failed to make its interest payment of $1.7 million originally due January 2003 after expiration of the 90-day waiver. In April 2003 and July 2003, Delta Towing failed to make additional scheduled quarterly interest payments on the notes receivable of $1.6 million and $1.7 million, respectively. During the nine months ended September 30, 2003, the Company received partial interest payments of approximately $1.0 million and $1.1 million of payments applied to principal on the three-year revolving credit facility. At September 30, 2003, the Company had interest receivable from Delta Towing of $4.0 million. As a result of the Company's continued evaluation of the collectibility of the Delta Towing notes, the Company recorded an impairment on the notes receivable of $13.8 million ($0.04 per diluted share), net of tax of $7.5 million, in the second quarter of 2003 as an allowance for credit losses. The Company based the impairment on Delta Towing's discounted projected cash flows over the term of the notes, which deteriorated in the second quarter of 2003 as a result of the continued decline in Delta Towing's business outlook. The amount of the notes receivable outstanding prior to the impairment was $82.8 million. At September 30, 2003, the carrying value of the notes receivable included in investments in and advances to joint ventures in the Company's condensed consolidated balance sheets, net of the related allowance for credit losses and equity losses in the joint venture, was $53.6 million. In September 2003, the Company established a reserve of $1.6 million for interest income earned during the third quarter on the notes receivable and will continue to reserve future interest income earned until the scheduled quarterly interest payments have been brought current. The Company will

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

apply future cash payments to interest receivable currently outstanding and then to interest income for which a reserve has been established.

     DDII LLC is the lessee in a synthetic lease financing facility entered into in connection with the construction of the drillship Deepwater Frontier. In May 2003, WestLB AG, one of the lenders in the synthetic lease financing facility, assigned its $46.1 million remaining promissory note receivable to the Company in exchange for cash of $46.1 million. As a result of this assignment, the Company assumed all the rights and obligations of WestLB AG. The balance of the note receivable was $44.2 million at September 30, 2003 and is included in other current assets in the Company's condensed consolidated balance sheets.

     Also in May 2003, but subsequent to the WestLB AG assignment, the Company purchased ConocoPhillips' 40 percent interest in DDII LLC for approximately $5.0 million. As a result of this purchase, the Company consolidated DDII LLC in the second quarter of 2003. In addition, the Company acquired certain drilling and other contracts from ConocoPhillips for approximately $9.0 million in cash.

NOTE  12  -  RESTRUCTURING  CHARGES

     In September 2002, the Company committed to a restructuring plan to close its engineering office in Montrouge, France. The Company established a liability of $2.8 million for the estimated severance-related costs associated with the involuntary termination of 16 employees pursuant to this plan. The charge was reported as operating and maintenance expense in the International and U.S. Floater Contract Drilling Services segment in the Company's condensed consolidated statements of operations. Through September 30, 2003, $2.5 million had been paid representing full or partial payments to all 16 employees whose positions were eliminated as a result of this plan. The Company released the expected surplus liability of $0.3 million to operating and maintenance expense in June 2003.

     In September 2002, the Company committed to a restructuring plan for a staff reduction in Norway as a result of a decline in activity in that region. The Company established a liability of $1.2 million for the estimated severance-related costs associated with the involuntary termination of eight employees pursuant to this plan. The charge was reported as operating and maintenance expense in the International and U.S. Floater Contract Drilling Services segment in the Company's condensed consolidated statements of operations. Through September 30, 2003, $0.8 million had been paid representing full or partial payments to eight employees whose positions are being eliminated as a result of this plan. The Company anticipates that substantially all amounts will be paid by the end of the first quarter of 2005.

     In September 2002, the Company committed to a restructuring plan to consolidate certain functions and offices utilized in its Gulf of Mexico Shallow and Inland Water segment. The plan resulted in the closure of an administrative office and warehouse in Louisiana and relocation of most of the operations and administrative functions previously conducted at that location. The Company established a liability of $1.2 million for the estimated severance-related costs associated with the involuntary termination of 57 employees pursuant to this plan. The charge was reported as operating and maintenance expense in the Company's condensed consolidated statements of operations. Through September 30, 2003, substantially all of the $1.2 million previously established liability was paid to 50 employees whose employment was terminated as a result of this plan.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

NOTE  13  -  RETIREMENT  PLANS  AND  OTHER  POST  EMPLOYMENT  BENEFITS

     Nigerian Severance Plan - The Company maintains a severance plan (the "Nigeria Plan"), which provides postretirement benefits to certain employees under a labor contract with the Nigeria labor unions. Under the Nigeria Plan provisions, employees receive postretirement benefits in the event of retirement, termination for redundancy, or death. The Company made 83 employees redundant effective May 2003. In accordance with the provisions of the Nigeria Plan, the Company paid approximately $2.6 million in termination benefits in August 2003. Additionally, as a result of these terminations, and in accordance with the provisions of SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, a plan curtailment gain of $0.8 million, net of a settlement loss of $0.3 million, was recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

OVERVIEW

     Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company," "Transocean," "we", "us" or "our") is a leading international provider of offshore and inland marine contract drilling services for oil and gas wells. As of October 31, 2003, we owned, had partial ownership interests in or operated more than 160 mobile offshore and barge drilling units. As of this date, our fleet included 13 fifth-generation semisubmersibles and drillships ("floaters"), 15 other deepwater floaters, 31 mid-water floaters and 50 jackup drilling rigs. Our fleet also included 34 drilling barges, four tenders, three submersible drilling rigs, two platform drilling rigs, a mobile offshore production unit and a land drilling rig, as well as nine land rigs and three lake barges in Venezuela. We contract our drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. We also provide additional services, including management of third-party well service activities.

     We have reclassified our floaters into a deepwater category, consisting of our fifth-generation floaters and other deepwater floaters, and a mid-water category. We have also reviewed the use of the term "deepwater" in connection with our fleet. The term as used in the drilling industry to denote a particular segment of the market varies and continues to evolve with technological improvements. We generally view the deepwater market sector as that which begins in water depths of approximately 4,500 feet. Within our deepwater category, we consider our fifth-generation rigs to be the semisubmersibles Deepwater Horizon, Cajun Express, Deepwater Nautilus, Sedco Energy and Sedco Express and the drillships Deepwater Discovery, Deepwater Expedition, Deepwater Frontier, Deepwater Millennium, Deepwater Pathfinder, Discoverer Deep Seas, Discoverer Enterprise, and Discoverer Spirit. The floaters comprising the other deepwater category are those semisubmersible rigs and drillships which have a water depth capacity of at least 4,500 feet. The mid-water category is comprised of those floaters with a water depth capacity of less than 4,500 feet. We have reclassified these rigs to better reflect how we view, and how we believe our investors and the industry view, our fleet.

     Our operations are aggregated into two reportable segments: (i) International and U.S. Floater Contract Drilling Services and (ii) Gulf of Mexico Shallow and Inland Water. The International and U.S. Floater Contract Drilling Services segment consists of floaters, non-U.S. jackups, other mobile offshore drilling units and other assets used in support of offshore drilling activities and offshore support services. The Gulf of Mexico Shallow and Inland Water segment consists of jackup and submersible drilling rigs located in the U.
S. Gulf of Mexico, Mexico and Trinidad and U.S. inland drilling barges, as well as land and lake barge drilling units located in Venezuela. We provide services with different types of drilling equipment in several geographic regions. The location of our rigs and the allocation of resources to build or upgrade rigs is determined by the activities and needs of our customers.

     As a result of the implementation of Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, costs we incur that are charged to our customers on a reimbursable basis are being recognized as operating and maintenance expense beginning in 2003. In addition, the amounts billed to our customers associated with these reimbursable costs are being recognized as operating revenue. We expect the increase in operating revenues and operating and maintenance expense resulting from this implementation to be between $90 million and $110 million for the year 2003. This change in the accounting treatment for client reimbursables will have no effect on our results of operations or consolidated financial position. We previously recorded these charges and related reimbursements on a net basis in operating and maintenance expense. Prior period amounts have not been reclassified, as the amounts were not material.

     In July 2002, we announced plans to pursue a divestiture of our Gulf of Mexico Shallow and Inland Water business. In December 2002, our subsidiary, TODCO, formerly known as R&B Falcon Corporation, filed a registration statement with the Securities and Exchange Commission ("SEC") relating to our previously announced initial public offering ("IPO") of our Gulf of Mexico Shallow and Inland Water business. We expect to separate this business from Transocean and establish TODCO as a publicly traded company. We have completed our reorganization of TODCO as the entity that owns that business in preparation of the offering. We expect to complete the IPO when market conditions warrant, subject to various factors. Given the current general uncertainty in the equity and U.S. natural gas drilling markets, we are unsure when the transaction could be completed on terms acceptable to us. However, we do not anticipate completion of the IPO prior to 2004. We do not expect to sell all of our interest in TODCO in the IPO. Until we complete the IPO transaction, we will continue to operate and account for TODCO as our Gulf of Mexico Shallow and Inland Water segment. Because the IPO had not been completed by the end of the third quarter of 2003, we recognized $8.0 million of costs relating to the IPO in general and administrative expense for the three months ended September 30, 2003, of which $6.4 million was deferred in previous periods. Future IPO-related costs will be expensed as incurred.

     In April 2003, our deepwater drillship Peregrine I temporarily suspended drilling operations as a result of an electrical fire requiring repairs at a shipyard. The rig resumed operations in early July 2003. See "-Operating Results."

     In April 2003, we announced that drilling operations had ceased on four of our mobile offshore drilling units located offshore Nigeria due to a strike by local members of the labor unions in Nigeria on the semisubmersible rigs M.G. Hulme, Jr. and Sedco 709 and the jackup rigs Trident VI and Trident VIII. All of these rigs returned to operations in May and June 2003. We continue negotiations to resolve various labor issues in Nigeria.

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

     In May 2003, we announced that a drilling riser had separated on our deepwater drillship Discoverer Enterprise and that the rig had temporarily suspended drilling operations for our customer. The rig resumed operations in July 2003, but we are in discussion with our customer regarding the appropriate dayrate treatment. Results for the three months ended September 30, 2003 were negatively impacted by approximately $17 million due to an ongoing disagreement with our customer concerning the applicable dayrate and other costs. See "-Operating Results" and "-Outlook."

     In June 2003, we incurred a loss as a result of a well blowout and fire aboard our inland barge Rig 62. During the nine months ended September 30, 2003, we incurred a $7.6 million loss relating to this incident. While our insurance coverage has a $12.5 million aggregate deductible for this incident, we do not expect any additional amounts that may be incurred related to this incident to have a material adverse affect on our condensed consolidated financial statements or results of operations. See "-Operating Results."

     In September 2003, we recorded a loss of approximately $3.5 million on our inland barge Rig 20 as a result of a fire. While our insurance coverage has a $12.5 million aggregate deductible for this incident, we do not expect any additional amounts that may be incurred related to this incident to have a material adverse affect on our condensed consolidated financial statements or results of operations. See "-Operating Results."

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

     Valuation allowance for deferred tax assets-We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our income statement. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should we determine that we would more likely than not be able to realize our deferred tax assets in the future in excess of our net recorded amount, a decrease to the valuation allowance would increase income in the period such determination was made. Likewise, should we determine that we would more likely than not be unable to realize all or part of our net deferred tax asset in the future, an increase to the valuation allowance would reduce income in the period such determination was made.

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

OPERATING  RESULTS

     QUARTER  ENDED  SEPTEMBER  30, 2003 COMPARED TO QUARTER ENDED SEPTEMBER 30,
2002

     Our revenues for the quarter ended September 30, 2003 decreased by $72.3 million and our operating and maintenance expense increased by $21.9 million compared to the quarter ended September 30, 2002. Our overall average dayrate and utilization decreased from $74,500 and 61 percent, respectively, for the quarter ended September 30, 2002 to $67,000 and 59 percent, respectively, for the quarter ended September 30, 2003. The decreases in our contract drilling revenue, average dayrates and utilization were mainly attributable to the decline in overall market conditions. In addition, our revenues, utilization and operating and maintenance expense were negatively impacted by the riser separation incident on the drillship Discoverer Enterprise, the well control incident on inland barge Rig 62, the electrical fire on the Peregrine I and the fire on inland barge Rig 20. Following is a detailed analysis of our International and U.S. Floater Contract Drilling Services segment and Gulf of Mexico Shallow and Inland Water segment operating results, as well as an analysis of income and expense categories that we have not allocated to our two segments.

INTERNATIONAL  AND  U.S.  FLOATER  CONTRACT  DRILLING  SERVICES  SEGMENT

                                                       Three Months Ended
                                                         September 30,
                                                       ------------------
                                                         2003      2002     Change   % Change
                                                       --------  --------  --------  ---------
                                                          (In millions, except day amounts
                                                                 and percentages)

Operating days (a)                                       6,101     6,600      (499)       (8)%
Utilization (a) (b) (d)                                     71%       79%      N/A       (10)%
Average dayrate (a) (c) (d)                            $89,000   $94,600   $(5,600)       (6)%

Contract drilling revenues                             $ 544.4   $ 641.2   $ (96.8)      (15)%
Client reimbursable revenues                              20.0         -      20.0         N/M
                                                       --------  --------  --------  ---------
                                                         564.4     641.2     (76.8)      (12)%
Operating and maintenance                                342.4     325.7      16.7          5%
Depreciation                                             103.9     101.6       2.3          2%
Impairment loss on long-lived assets                         -      25.7     (25.7)        N/M
Gain from sale of assets, net                             (0.8)     (1.8)      1.0       (56)%
                                                       --------  --------  --------  ---------
Operating income before general and administrative
   expense                                             $ 118.9   $ 190.0   $ (71.1)      (37)%
                                                       ========  ========  ========  =========

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

     Due to a general deterioration in market conditions, average dayrates and utilization declined resulting in a decrease in this segment's contract drilling revenues of approximately $88.0 million, excluding the impact of the items discussed separately below. Contract drilling revenues were also adversely impacted in the third quarter of 2003 by approximately $8.4 million due to the riser separation incident on the Discoverer Enterprise and the electrical fire on the Peregrine I. Other factors contributing to the decrease in revenue in the third quarter of 2003 were the absence of revenue earned from a leased rig returned to its owner ($1.2 million) and the settlement of a contract dispute ($15.0 million), both of which occurred in the third quarter of 2002. These decreases were partially offset by increases in contract drilling revenues from the Deepwater Frontier ($15.6 million) in the third quarter of 2003, as a result of the consolidation of DDII LLC late in the second quarter of 2003. See "-Overview."

     Operating revenues for the three months ended September 30, 2003 included $20.0 million related to costs incurred and billed to customers on a reimbursable basis. See "-Overview."

     A large portion of our operating and maintenance expense consists of employee-related costs and is fixed or only semi-variable. Accordingly, operating and maintenance expense does not vary in direct proportion to activity or dayrates.

     The increase in this segment's operating and maintenance expenses was primarily due to approximately $22.0 million of costs associated with the riser separation incident on the Discoverer Enterprise, the consolidation of DDII LLC, which leases the Deepwater Frontier and the electrical fire on the Peregrine I. In addition, expenses increased due to costs recognized as operating and maintenance expense relating to client reimbursable expenses as a result of implementing EITF 99-19 in 2003 (see "-Overview"). Partially offsetting these increases were decreased operating and maintenance expenses of approximately $10.0 million resulting from a rig returned to its owner during the third quarter of 2002, a decrease in allowance for doubtful accounts related to the collection of a previously reserved customer receivable and reduced expense relating to our insurance program. Additional decreases resulted from $6.8 million of costs incurred in the three months ended September 30, 2002 associated with restructuring charges and a litigation provision with no comparable activity in the three months ended September 30, 2003.

     The increase in this segment's depreciation expense resulted primarily from depreciation expense related to assets reclassified from held for sale to our active fleet during and subsequent to the three months ended September 30, 2002 because they no longer met the criteria for assets held for sale under SFAS 144.

     During the three months ended September 30, 2002, we recorded non-cash impairment charges of $20.2 million in this segment, related to assets reclassified from held for sale to our active fleet because they no longer met the held for sale criteria under SFAS 144. During the nine months ended
September 30, 2002, we also recorded a non-cash impairment charge of $5.5 million related to an asset held for sale, which resulted from deterioration in market conditions. The impairment was determined and measured based on an estimate of fair value derived from an offer from a potential buyer. See Note 8 to our condensed consolidated financial statements.

GULF  OF  MEXICO  SHALLOW  AND  INLAND  WATER  SEGMENT

                                                       Three Months Ended
                                                          September 30,
                                                       ------------------
                                                         2003      2002     Change   % Change
                                                       --------  --------  --------  ---------
                                                         (In millions, except day amounts
                                                                and percentages)

Operating days (a)                                       2,808     2,497       311         12%
Utilization (a) (b) (d)                                     44%       38%      N/A         16%
Average dayrate (a) (c) (d)                            $19,300   $21,600   $(2,300)      (11)%

Contract drilling revenues                             $  54.1   $  54.0   $   0.1         N/M
Client reimbursable revenues                               4.4         -       4.4         N/M
                                                       --------  --------  --------  ---------
                                                          58.5      54.0       4.5          8%
Operating and maintenance                                 60.6      55.4       5.2          9%
Depreciation                                              22.9      22.6       0.3          1%
Impairment loss on long-lived assets                         -      15.2     (15.2)        N/M
Gain from sale of assets, net                             (0.1)     (1.1)      1.0       (91)%
                                                       --------  --------  --------  ---------
Operating loss before general and administrative
  expense                                              $ (24.9)  $ (38.1)  $  13.2         35%
                                                       ========  ========  ========  =========

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

     Operating revenues for the three months ended September 30, 2003 included $4.4 million related to costs incurred and billed to customers on a reimbursable basis. See "-Overview."

     A large portion of our operating and maintenance expense consists of employee-related costs and is fixed or only semi-variable. Accordingly, operating and maintenance expense does not vary in direct proportion to activity or dayrates.

     The increase in this segment's operating and maintenance expenses was primarily due to approximately $4.0 million of costs associated with a fire incident on inland barge Rig 20 and the well control incident on inland barge Rig 62, as well as an increase in activity of approximately $2.0 million and the consolidation of a joint venture that owns two land rigs during the third quarter of 2002 ($0.7 million). In addition, expenses increased due to costs recognized as operating and maintenance expense relating to client reimbursable expenses as a result of implementing EITF 99-19 during 2003 (see "-Overview"). Partially offsetting the above increases were reduced expenses of $2.1 million relating to our insurance program in the three months ended September 30, 2003 compared to the same period in 2002 and a decrease of $4.4 million resulting from severance-related costs and other restructuring charges related to our decision to close an administrative office and warehouse in Louisiana and relocate most of the operations and administrative functions previously conducted at that location, as well as compensation-related expenses resulting from executive management changes in the three months ended September 30, 2002.

     During the three months ended September 30, 2002, we recorded non-cash impairment charges of $15.2 million in this segment related to assets reclassified from held for sale to our active fleet because they no longer met the held for sale criteria under SFAS 144. See Note 8 to our condensed consolidated financial statements.

TOTAL  COMPANY  RESULTS  OF  OPERATIONS

                                       Three Months Ended
                                          September 30,
                                         2003      2002     Change   % Change
                                       -------  ---------  --------  ---------
                                            (In millions, except % change)
General and Administrative Expense     $ 21.2   $   15.8   $   5.4         34%
Other (Income) Expense, net
Equity in earnings of joint ventures     (1.9)      (0.4)     (1.5)        N/M
Interest income                          (3.0)      (6.1)      3.1         51%
Interest expense                         49.0       52.3      (3.3)       (6)%
Other, net                                0.2        1.3      (1.1)      (85)%
Income Tax Expense (Benefit)             17.3     (164.8)    182.1         N/M

_________________
"N/M"  means  not  meaningful

     The increase in general and administrative expense was primarily attributable to $8.0 million in expenses relating to the planned IPO of the company's Gulf of Mexico Shallow and Inland Water business segment for the three months ended September 30, 2003, of which $6.4 million was deferred in previous periods. Offsetting the increase was reduced expense of $2.0 million related to employee benefits for the three months ended September 30, 2003 compared to the same period in 2002.

     The increase in equity in earnings of joint ventures was primarily related to our 25 percent share of earnings from Delta Towing Holdings, LLC ("Delta Towing"), in which we recorded a decreased loss in earnings for the three months ended September 30, 2003 compared to the same period in 2002. Partially offsetting the increase was a decrease in our 60 percent share of earnings of DDII LLC, which leases the Deepwater Frontier. DDII LLC was consolidated as a result of the buyout of ConocoPhillips' 40 percent interest in the joint venture in May 2003, resulting in no equity in earnings of joint ventures being recorded for the three months ended September 30, 2003 compared to earnings recorded during the same period in 2002. The decrease in interest income was primarily due to interest earned on lower average cash balances and to the establishment of a reserve for interest income on Delta Towing during the three months ended September 30, 2003 compared to the same period in 2002. The decrease in interest expense was primarily due to debt repaid or retired during and subsequent to the three months ended September 30, 2002, which resulted in an additional $10.6 million reduction in interest expense and reductions in interest expense of $6.5 million related to the recognition of the gain from the termination of the interest rate swaps (see "-Derivative Instruments"), partially offset by the termination of our fixed to floating interest rate swaps in the first quarter of 2003, which resulted in an increase of $13.4 million.

     The decrease in other, net of $1.2 million resulted primarily from the effect of foreign currency exchange rate changes on a UK pound denominated escrow deposit in the three months ended September 30, 2003 with no comparable activity in the corresponding period in 2002.

     We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. As a result of a change in anticipated 2003 earnings, our annual effective tax rate is estimated to be approximately 43 percent during 2003 on earnings before non-cash note receivable and other asset impairments, loss on debt retirements and IPO-related costs. Due to the increase in the estimated annual effective tax rate from approximately 38 percent at June 30, 2003, earnings for the three months ended September 30, 2003 were reduced by $2.6 million as a result of applying the adjusted estimated annual effective tax rate to the six months ended June 30, 2003. The three months ended September 30, 2002 included a non-U.S. tax benefit of $176.2 million attributable to the restructuring of certain non-U.S. operations.

     NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

     Our revenues for the nine months ended September 30, 2003 decreased by $166.5 million and our operating and maintenance expense increased by $75.9 million compared to the nine months ended September 30, 2002. In addition, our overall average dayrate and utilization decreased from $74,900 and 59 percent, respectively, for the nine months ended September 30, 2002 to $67,100 and 57 percent, respectively, for the nine months ended September 30, 2003. The decreases in our revenue and average dayrates were mainly attributable to the decline in overall market conditions. In addition, our contract drilling revenues, utilization and operating and maintenance expense were negatively impacted by the labor strike in Nigeria, the riser separation incident on the drillship Discoverer Enterprise, the well control incident on inland barge Rig 62, the electrical fire on the Peregrine I and the fire on inland barge Rig 20. Following is a detailed analysis of our International and U.S. Floater Contract Drilling Services segment and Gulf of Mexico Shallow and Inland Water segment operating results, as well as an analysis of income and expense categories that we have not allocated to our two segments.

INTERNATIONAL  AND  U.S.  FLOATER  CONTRACT  DRILLING  SERVICES  SEGMENT

                                                        Nine Months Ended
                                                          September 30,
                                                       --------------------
                                                         2003       2002      Change   % Change
                                                       ---------  ---------  --------  ---------
                                                           (In millions, except day amounts
                                                                 and percentages)
Operating days (a)                                       17,870     19,971    (2,101)      (11)%
Utilization (a) (b) (d)                                      69%        80%      N/A       (14)%
Average dayrate (a) (c) (d)                            $ 89,800   $ 92,700   $(2,900)       (3)%

Contract drilling revenues                             $1,611.0   $1,873.5   $(262.5)      (14)%
Client reimbursable revenues                               64.6          -      64.6         N/M
                                                       ---------  ---------  --------  ---------
                                                        1,675.6    1,873.5    (197.9)      (11)%
Operating and maintenance                               1,013.8      974.5      39.3          4%
Depreciation                                              311.9      305.3       6.6          2%
Impairment loss on long-lived assets                        5.2       25.7     (20.5)      (80)%
Gain from sale of assets, net                              (2.4)      (2.8)      0.4       (14)%
                                                       ---------  ---------  --------  ---------
Operating income before general and administrative
   expense                                             $  347.1   $  570.8   $(223.7)      (39)%
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

     Due to a general deterioration in market conditions, average dayrates and utilization declined resulting in a decrease in this segment's contract drilling revenues of approximately $233.0 million, excluding the impact of the items discussed separately below. Contract drilling revenues were also adversely impacted by approximately $31.0 million due to the labor strike in Nigeria, the riser separation incident on the Discoverer Enterprise and the electrical fire on the Peregrine I. Additional decreases resulted from the sale of rigs ($8.0 million), the return of a leased rig to its owner ($4.0 million), the transfer of a jackup rig from this segment to the Gulf of Mexico Shallow and Inland Water segment ($1.7 million) and the settlement of a contract dispute ($15.0 million) during 2002. These decreases were partially offset by increases in contract drilling revenue from a rig transferred into this segment from the Gulf of Mexico Shallow and Inland Water segment during the second quarter of 2002 ($10.0 million) and from the Deepwater Frontier ($19.8 million) as a result of the consolidation of DDII LLC late in the second quarter of 2003. See "-Overview."

     Operating revenues for the nine months ended September 30, 2003 included $64.6 million related to costs incurred and billed to customers on a reimbursable basis. See "-Overview."

     A large portion of our operating and maintenance expense consists of employee-related costs and is fixed or only semi-variable. Accordingly, operating and maintenance expense does not vary in direct proportion to activity or dayrates.

     The increase in this segment's operating and maintenance expense was primarily due to approximately $38.0 million of costs associated with the riser separation incident on the Discoverer Enterprise, the consolidation of DDII LLC, which leases the Deepwater Frontier and costs related to the electrical fire on the Peregrine I. We also incurred additional expense of $5.3 million in 2003 resulting from the transfer of a jackup rig into this segment from the Gulf of Mexico Shallow and Inland Water segment during the second quarter of 2002. In addition, expenses increased due to costs recognized as operating and maintenance expense relating to client reimbursable expenses as a result of implementing EITF 99-19 in 2003 (see "-Overview"). Partially offsetting these increases were decreased operating and maintenance expenses resulting from lower activity of approximately $12.0 million and $10.0 million relating to rigs sold or returned to owner during and subsequent to the nine months ended September 30, 2002. Expenses were further reduced by $6.7 million relating to the settlements of a dispute and an insurance claim as well as $6.0 million relating to a reduction in our insurance program expense during the nine months ended September 30, 2003. Additional decreases resulted from $6.8 million of costs incurred in the nine months ended September 30, 2002 associated with restructuring charges and a litigation provision with no comparable activity in the nine months ended September 30, 2003.

     The increase in this segment's depreciation expense resulted primarily from the transfer of a rig from the Gulf of Mexico Shallow and Inland Water segment into this segment and depreciation expense related to assets reclassified from held for sale to our active fleet because they no longer met the criteria for assets held for sale under SFAS 144 during and subsequent to the nine months ended September 30, 2002. These increases were partially offset by lower depreciation expense following the sale of rigs classified as held and used during and subsequent to the nine months ended September 30, 2002.

     During the nine months ended September 30, 2003, we recorded non-cash impairment charges of $4.2 million related to assets held and used in this segment, which resulted from our decision to remove one mid-water semisubmersible rig and one self-erecting tender rig from drilling service. The impairment was determined and measured based on an estimate of fair value derived from an offer from a potential buyer. During the nine months ended September 30, 2003, we also recorded a non-cash impairment charge of $1.0 million in this segment, which resulted from our decision to discontinue the leases on our oil and gas properties. The impairment was determined and measured based on the carrying value of the leases at the time the decision was made. During the nine months ended September 30, 2002, we recorded non-cash impairment charges of $20.2 million in this segment related to assets reclassified from held for sale to our active fleet because they no longer met the held for sale criteria under SFAS 144. During the nine months ended September 30, 2002, we also recorded a non-cash impairment charge of $5.5 million related to an asset held for sale, which resulted from deterioration in market conditions. The impairment was determined and measured based on an estimate of fair value derived from an offer from a potential buyer. See Note 8 to our condensed consolidated financial statements.

GULF  OF  MEXICO  SHALLOW  AND  INLAND  WATER  SEGMENT

                                                        Nine Months Ended
                                                          September 30,
                                                       ------------------
                                                         2003      2002     Change   % Change
                                                       --------  --------  --------  ---------
                                                          (In millions, except day amounts
                                                                  and percentages)

Operating days (a)                                       8,348     6,544     1,804         28%
Utilization (a) (b) (d)                                     41%       33%      N/A         24%
Average dayrate (a) (c) (d)                            $18,400   $20,800   $(2,400)      (12)%

Contract drilling revenues                             $ 153.7   $ 135.8   $  17.9         13%
Client reimbursable revenues                              13.5         -      13.5         N/M
                                                       --------  --------  --------  ---------
                                                         167.2     135.8      31.4         23%
Operating and maintenance                                189.8     153.2      36.6         24%
Depreciation                                              69.2      68.8       0.4          1%
Impairment loss on long-lived assets                      11.6      16.3      (4.7)      (29)%
Gain from sale of assets, net                             (0.5)     (0.7)      0.2       (29)%
                                                       --------  --------  --------  ---------
Operating loss before general and administrative
    expense                                            $(102.9)  $(101.8)  $  (1.1)       (1)%
                                                       ========  ========  ========  =========

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

     Higher utilization resulted in an increase in this segment's contract drilling revenue of $41.7 million, partially offset by decreased average dayrates ($21.9 million), and the transfer of a jackup rig from this segment into the International and U.S. Floater Contract Drilling Services segment and rigs sold during the nine months ended September 30, 2002 ($2.0 million).

     Operating revenues for the nine months ended September 30, 2003 included $13.5 million related to costs incurred and billed to customers on a reimbursable basis. See "-Overview."

     A large portion of our operating and maintenance expense consists of employee-related costs and is fixed or only semi-variable. Accordingly, operating and maintenance expense does not vary in direct proportion to activity or dayrates.

     The increase in this segment's operating and maintenance expenses was due primarily to an increase in activity of approximately $20.0 million and approximately $11.0 million of costs associated with the well control incident on inland barge Rig 62 and the fire incident on inland barge Rig 20, as well as an insurance claim provision ($2.5 million) and the consolidation of a joint venture that owns two land rigs during the third quarter of 2002 ($1.9 million). In addition, expenses increased due to costs recognized as operating and maintenance expense relating to client reimbursable expenses as a result of implementing EITF 99-19 during the nine months ended September 30, 2003 (see "-Overview"). These increases were partially offset by reduced expense of $3.1 million relating to our insurance program in the nine months ended September 30, 2003 compared to the same period in 2002, the release of a provision for doubtful accounts ($1.8 million) during the first nine months of 2003 upon collection of amounts previously reserved, lower expenses resulting from the transfer of a jackup rig from this segment into the International and U.S. Floater Contract Drilling Services segment ($1.8 million) during the second quarter of 2002 and a decrease of $4.4 million resulting from severance-related costs and other restructuring charges related to our decision to close an administrative office and warehouse in Louisiana and relocate most of the operations and administrative functions previously conducted at that location, as well as compensation-related expenses resulting from executive management changes in the nine months ended September 30, 2002.

     During the nine months ended September 30, 2003, we recorded non-cash impairment charges of $10.6 million in this segment, which resulted from our decision to remove five jackup rigs from drilling service and market the rigs for alternative uses. We do not anticipate returning these rigs to drilling service as we believe it would be cost prohibitive. As a result of this decision, and in accordance with SFAS 144, the carrying value of these assets was adjusted to fair market value. The fair market value of these units as non-drilling rigs were based on third party valuations. During the nine months ended September 30, 2003, we also recorded a non-cash impairment charge of $1.0 million in this segment, which resulted from our determination that the assets of an entity in which we have an investment did not support our carrying value. The impairment was determined and measured based on the remaining book value of our investment and our assessment of the fair value of that investment at the time the decision was made. During the nine months ended September 30, 2002, we recorded non-cash impairment charges of $15.2 million in this segment related to assets reclassified from held for sale to our active fleet because they no longer met the held for sale criteria under SFAS 144. Also during the nine months ended September 30, 2002, we recorded a non-cash impairment charge of $1.1 million related to an asset held for sale in this segment, which resulted from deterioration in market conditions. The impairment was determined and measured based on an estimate of fair value derived from an offer from a potential buyer. See Note 8 to our condensed consolidated financial statements.

TOTAL  COMPANY  RESULTS  OF  OPERATIONS

                                                          Nine Months Ended
                                                            September 30,
                                                        ---------------------
                                                          2003        2002       Change    % Change
                                                        ---------  ----------  ----------  ---------
                                                             (In millions, except % change)
General and Administrative Expense                      $   50.0   $    51.6   $    (1.6)       (3)%
Other (Income) Expense, net
  Equity in earnings of joint ventures                      (7.3)       (4.8)       (2.5)        52%
  Interest income                                          (15.7)      (16.0)        0.3          2%
  Interest expense                                         154.4       160.7        (6.3)       (4)%
  Loss on retirement of debt                                15.7           -        15.7         N/M
  Loss on impairment of note receivable from related
    party                                                   21.3           -        21.3         N/M
  Other, net                                                 3.5        (0.2)        3.7         N/M
Income Tax Expense (Benefit)                                 8.3      (137.1)      145.4         N/M
Cumulative Effect of a Change in Accounting Principle          -     1,363.7    (1,363.7)        N/M

_________________
"N/M"  means  not  meaningful

     The decrease in general and administrative expense was primarily attributable to $4.4 million of costs related to the exchange of our notes for TODCO's notes in March 2002, as more fully described in Note 3 to our condensed consolidated financial statements, reduced expense of $5.5 million related to employee benefits in the nine months ended September 30, 2003 compared to the same period in 2002. Offsetting these decreases was $8.0 million in expenses relating to the planned IPO of the company's Gulf of Mexico Shallow and Inland Water business segment for the nine months ended September 30, 2003, of which $3.1 million was deferred in previous periods.

     The increase in equity in earnings of joint ventures was primarily related to our 60 percent share of the earnings of DDII LLC, which leases the Deepwater Frontier. This rig experienced increased utilization during the five months ended May 31, 2003, at which time we completed the buyout of ConocoPhillips' 40 percent interest in DDII LLC, compared to the first nine months of 2002 in which the rig experienced shipyard downtime. Also contributing to the increase in equity in earnings of joint ventures was our 50 percent share of earnings of Deepwater Drilling L.L.C. ("DD LLC"), which owns the Deepwater Pathfinder. This rig experienced increased utilization and average dayrates in the nine months ended September 2003 compared to the same period in 2002. Also contributing to the increase was our 25 percent share of earnings from Delta Towing in which we recorded a decreased loss in earnings for the nine months ended September 30, 2003 compared to the same period in 2002, partially offset by our share of a $2.5 million non-cash impairment charge on the carrying value of Delta Towing's idle equipment.

     The decrease in interest expense was attributable to reductions of interest expense of $19.1 million associated with debt refinanced, repaid or retired during and subsequent to the nine months ended September 30, 2002. We also received a refund of interest in 2003 from a taxing authority compared to an interest payment in 2002 that resulted in a reduction in interest expense of $1.8 million. We terminated our fixed to floating interest rate swaps in the first quarter of 2003, which resulted in an increase in interest expense of $30.5 million, partially offset by a $16.5 million decrease in interest expense related to the recognition of the gain from the termination of these interest rate swaps (see "-Derivative Instruments").

     During the nine months ended September 30, 2003, we recognized a $15.7 million loss on early retirements of debt as more fully described in Note 3 to our condensed consolidated financial statements.

     During the nine months ended September 30, 2003, we recorded a $21.3 million impairment of the notes receivable due from Delta Towing as more fully described in Note 11 to our condensed consolidated financial statements.

     We recognized a $2.3 million loss in other, net relating to the effect of foreign currency exchange rate changes on our monetary assets and liabilities denominated in Venezuelan bolivars (see "-Item 3. Quantitative and Qualitative Disclosures about Market Risk-Foreign Exchange Risk"), partially offset by a $1.2 million gain resulting from the effect of foreign currency exchange rate changes on a UK pound denominated escrow deposit for the nine months ended September 30, 2003 compared to the same period in 2002.

     We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. The nine months ended September 30, 2003 included a tax benefit of $14.6 million attributable to the favorable resolution of a non-U.S. income tax liability, partially offset by an increase in our estimated annual effective tax rate to approximately 43 percent for 2003 on earnings before non-cash note receivable and other asset impairments, loss on debt retirements and IPO-related costs compared to our effective tax rate of approximately 14 percent for 2002. The increase in our estimated effective tax rate resulted from a change in anticipated 2003 earnings. The nine months ended September 30, 2002 included a non-U.S. tax benefit of $175.7 million attributable to the restructuring of certain non-U.S. operations.

     During the nine months ended September 30, 2002, we recognized a $1,363.7 million cumulative effect of a change in accounting principle in our Gulf of Mexico Shallow and Inland Water segment related to the implementation of SFAS 142 as more fully described in Note 2 to our condensed consolidated financial statements.

FINANCIAL  CONDITION

                                                              September 30,   December 31,               %
                                                                   2003           2002        Change   Change
                                                              --------------  --------------------------------
                                                                            (In millions)
TOTAL ASSETS
  International and U.S. Floater Contract Drilling Services   $     10,996.6  $    11,804.1  $(807.5)     (7)%
  Gulf of Mexico Shallow and Inland Water                              721.1          861.0   (139.9)    (16)%
                                                              --------------  --------------------------------
                                                              $     11,717.7  $    12,665.1  $(947.4)     (7)%
                                                              ==============  ================================

     The  decrease  in the assets of the International and U.S. Floater Contract
Drilling Services segment was mainly due to a decrease in cash and cash equivalents ($438.2 million) that resulted primarily from the repayment of debt during 2003 (see Note 3 to our condensed consolidated financial statements). Also contributing to the decrease in this segment's assets was a reduction in other assets primarily due to the termination of interest rate swaps ($181.3 million) during 2003 (see "-Derivative Instruments"). In addition, the sale of a jackup rig ($12.5 million net book value), normal depreciation ($311.9 million) and asset impairments ($5.2 million) during 2003 further reduced the assets in this segment (see "-Operating Results"). Offsetting this decrease was an increase in accounts receivable ($47.2 million) and notes receivable from related party ($44.2 million). The decrease in the assets of the Gulf of Mexico Shallow and Inland Water segment was primarily due to normal depreciation ($69.2 million), a decrease in accounts receivable ($62.2 million), asset impairments ($11.6 million) and the impairment of a related party note receivable ($21.3 million) during 2003 (see "-Operating Results").

RESTRUCTURING  CHARGES

     In September 2002, we committed to a restructuring plan to eliminate our engineering department located in Montrouge, France. We established a liability of $2.8 million for the estimated severance-related costs associated with the involuntary termination of 16 employees pursuant to this plan. The charge was reported as operating and maintenance expense in the International and U.S. Floater Contract Drilling Services segment in our condensed consolidated statements of operations. As of September 30, 2003, $2.5 million had been paid representing full or partial payments to all 16 employees whose positions were eliminated as a result of this plan. We released the expected surplus liability of $0.3 million to operating and maintenance expense in June 2003.

     In September 2002, we committed to a restructuring plan for a staff reduction in Norway as a result of a decline in activity in that region. We established a liability of $1.2 million for the estimated severance-related costs associated with the involuntary termination of eight employees pursuant to this plan. The charge was reported as operating and maintenance expense in the International and U.S. Floater Contract Drilling Services segment in our condensed consolidated statements of operations. As of September 30, 2003, $0.8 million had been paid representing full or partial payments to five employees whose positions have been eliminated as a result of this plan. We anticipate that substantially all amounts will be paid by the end of the first quarter of 2005.

     In September 2002, we committed to a restructuring plan to consolidate certain functions and offices utilized in our Gulf of Mexico Shallow and Inland Water segment. The plan resulted in the closure of an administrative office and warehouse in Louisiana and relocation of most of the operations and administrative functions previously conducted at that location. We established a liability of $1.2 million for the estimated severance-related costs associated with the involuntary termination of 57 employees pursuant to this plan. The charge was reported as operating and maintenance expense in our condensed consolidated statements of operations. As of September 30, 2003, substantially all of the $1.2 million previously established liability was paid to 50 employees whose employment was terminated as a result of this plan.

OUTLOOK

     Fleet utilization and average dayrates increased within our International and U.S. Floater Contract Drilling Services and Gulf of Mexico Shallow and Inland Water business segments during the third quarter of 2003 compared with the second quarter of 2003.

     Comparative average dayrates and utilization figures are set forth in the table below.

                                                                                Three Months Ended
                                                                     -------------------------------------------
                                                                      September 30,    June 30,    September 30,
                                                                          2003           2003          2002
                                                                     ---------------  ----------  ---------------
AVERAGE DAYRATES (a)(b)(d)

INTERNATIONAL AND U.S. FLOATER CONTRACT DRILLING SERVICES SEGMENT:
  Deepwater
    5th Generation                                                   $      176,600   $ 185,100   $      190,100
    Other Deepwater                                                  $      112,500   $ 111,500   $      115,200
  Total Deepwater                                                    $      145,500   $ 147,500   $      148,000
    Mid-Water                                                        $       70,900   $  73,600   $       83,000
    Jackups - Non-U.S.                                               $       54,400   $  57,400   $       60,400
    Other Rigs                                                       $       48,800   $  41,500   $       49,300
                                                                     ---------------  ----------  ---------------
Segment Total                                                        $       89,000   $  88,900   $       94,600
                                                                     ---------------  ----------  ---------------

GULF OF MEXICO SHALLOW AND INLAND WATER SEGMENT:
    Jackups and Submersibles                                         $       20,800   $  18,200   $       22,400
    Inland Barges                                                    $       16,900   $  16,100   $       20,700
    Other Rigs                                                       $       20,500   $  18,600   $       23,400
                                                                     ---------------  ----------  ---------------
Segment Total                                                        $       19,300   $  17,500   $       21,600
                                                                     ---------------  ----------  ---------------

Total Mobile Offshore Drilling Fleet                                 $       67,000   $  65,300   $       74,500
                                                                     ===============  ==========  ===============

UTILIZATION (a)(c)(d)

INTERNATIONAL AND U.S. FLOATER CONTRACT DRILLING SERVICES SEGMENT:
  Deepwater
    5th Generation                                                               97%         88%              90%
    Other Deepwater                                                              73%         70%              85%
  Total Deepwater                                                                84%         78%              87%
    Mid-Water                                                                    54%         55%              74%
    Jackups - Non-U.S.                                                           85%         86%              84%
    Other Rigs                                                                   49%         41%              56%
                                                                     ---------------  ----------  ---------------
Segment Total                                                                    71%         68%              79%
                                                                     ---------------  ----------  ---------------

GULF OF MEXICO SHALLOW AND INLAND WATER SEGMENT:
    Jackups and Submersibles                                                     54%         44%              32%
    Inland Barges                                                                38%         39%              47%
    Other Rigs                                                                   38%         44%              31%
                                                                     ---------------  ----------  ---------------
Segment Total                                                                    44%         42%              38%
                                                                     ---------------  ----------  ---------------

Total Mobile Offshore Drilling Fleet                                             59%         57%              61%
                                                                     ===============  ==========  ===============

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

     Commodity prices have maintained historically strong levels throughout the third quarter, and we believe the trading markets and other indicators point towards continued near-term strength in oil and gas prices. While future commodity price expectations are a key driver for offshore drilling demand, the availability of drilling prospects, relative production costs, the stage of reservoir development and political/regulatory environments all impact our customers' drilling programs. Strong commodity prices have not translated into overall increased offshore drilling activity in the recent quarter, or in 2003 generally. On a global basis, we do not expect a material increase in drilling demand over the next six to nine months.

     Prospects for our International and U.S. Floater Contract Drilling Services business segment are uncertain over the next six to nine months. Over this period, market dayrates for the industry's most technically advanced deepwater rigs will be difficult to predict and intermittent idle time could be experienced as a number of these units, including four of our 5th Generation deepwater rigs, conclude contracts. We continue to believe that over the long term, deepwater exploration and development drilling opportunities in Angola, Nigeria, India and other emerging locations represent a potentially significant source of future rig demand.

     A stable level of activity is expected to persist in most of the international jackup market sectors. The modest overcapacity present in the West Africa jackup market sector is expected to largely dissipate by mid-2004, although dayrates associated with near-term contract signings in the region are expected to decline from average levels experienced over the past 12 months. India has remained a key destination for jackups, as evidenced by the number of jackup rigs that have been and are expected to be added over the second half of 2003. The Far East jackup market sector activity has remained largely flat, although dayrates have held up as rigs have moved outside the region.

     The mid-water floater business remains extremely weak as this sector continues to be significantly oversupplied globally. We expect overall North Sea utilization to remain below 50% this winter, due in part to reduced drilling programs by the major oil companies. In the U.S. Gulf of Mexico, mid-water rig demand is currently further dampened by increased competition from underutilized deepwater rigs, which have greater operating and technical capability. Absent a significant pick-up in overall offshore demand, we expect the global mid-water sector to continue to be oversupplied through 2004.

     The Gulf of Mexico Shallow and Inland Water business segment continues to benefit from a declining base of jackup rig supply in the Gulf of Mexico, which has helped to lift utilization and dayrates in an otherwise flat rig demand environment. Demand in the Gulf of Mexico inland barge fleet has trended lower, while total supply is unchanged. However, deep gas drilling interest among several exploration and production companies operating in the Gulf of Mexico is expected to increase, offering the prospect for improving demand in 2004.

     The offshore contract drilling market remains highly competitive and cyclical, and it has been historically difficult to forecast future market conditions. Extraneous risks include declines in oil and/or gas prices that reduce demand and adversely affect utilization and day rates. Major operator and national oil company capital budgets are key drivers of the overall business climate, and these may change within a fiscal year depending on exploration results and other factors. Additionally, increased competition for our customers' drilling budgets could come from, among other areas, land-based energy markets in Russia, other former Soviet Union states and the Middle East.

     Effective December 31, 2003 we will adopt the provisions of the Financial Accounting Standards Board's ("FASB") Interpretation ("FIN") 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. As a result of the adoption, we expect to consolidate certain joint ventures. See "-New Accounting Pronouncements."

     Our income tax returns are subject to review and examination in the various jurisdictions in which we operate. The U.S. Internal Revenue Service is currently auditing our tax returns for calendar years 1999, the year we became a Cayman Islands company, and 2000. In addition, other tax authorities have examined the amounts of income and expense subject to tax in their jurisdiction for prior periods. We are currently contesting various non-U.S. assessments that have been asserted and would expect to contest any future U.S. or non-U.S. assessments. While the outcome of existing or future assessments cannot be predicted, we do not believe that the ultimate resolution of these asserted income tax liabilities will have a material adverse effect on our business or consolidated financial position. As a result of a change in anticipated 2003 earnings, our annual effective tax rate is estimated to be approximately 43 percent for 2003 on earnings before non-cash note receivable and other asset impairments, loss on debt retirements and IPO-related costs. Included in the tax provision for the nine months ended September 30, 2003 was a tax benefit of $14.6 million attributable to the favorable resolution of a non-U.S. income tax liability.

     We previously reported that we expected to begin making annual contributions to our qualified defined benefit pension plans (the "Retirement Plans") in 2003 of approximately $11 million and that we expected pension expense related to these plans to increase by approximately $7 million in 2003 as compared to 2002. Based on the most recent actuarial valuations received, we are not required to make a contribution to the Retirement Plans in 2003. Also, we expect the required contribution to the Retirement Plans in 2004 to be approximately $5 million and pension expense related to these plans to increase by approximately $1 million in 2003 compared to 2002. Poor performance in the equity markets and significant plan changes could result in additional significant changes to the accumulated other comprehensive loss component of shareholders' equity and additional increases in future pension expense and funding requirements.

     We maintain a severance plan (the "Nigeria Plan"), which provides postretirement benefits to certain employees under a labor contract with the Nigeria labor unions. Under the Nigeria Plan provisions, employees receive postretirement benefits in the event of retirement, termination for redundancy, or death. We made 83 employees redundant effective May 2003. In accordance with the provisions of the Plan, we paid approximately $2.6 million in termination benefits in August 2003. Additionally, as a result of these terminations, and in accordance with the provisions of SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, we recorded a plan curtailment gain of $0.8 million, net of a settlement loss of $0.3 million.

     We are engaged in negotiations with the Nigeria labor unions for a new labor contract. We expect these negotiations to be resolved in the fourth quarter of 2003 and to result in the settlement of the entire benefit obligation and other negotiated costs, and an amendment to the Nigeria Plan. In accordance with SFAS 87, Employers' Accounting for Pensions, the benefit costs accrued through the date of the amendment will be amortized over future periods as a reduction to future benefit costs. We expect the payment of approximately $21 million in settlement of the entire benefit obligation and other negotiated costs to occur during the fourth quarter of 2003. As a result of the settlement of the Nigeria Plan and the payment of the entire benefit obligation and other negotiated costs, we expect to record additional expense up to approximately $13.0 million in the fourth quarter of 2003.

     In May 2003, we announced that a drilling riser had separated on our deepwater drillship Discoverer Enterprise and that the rig had temporarily suspended drilling operations for our customer. The rig resumed operations in July 2003, but we are in discussion with our customer regarding the appropriate dayrate treatment. Results for the three months ended September 30, 2003 were negatively impacted by approximately $17 million due to an ongoing disagreement with our customer concerning the applicable dayrate and other costs. This disagreement has continued with respect to operations conducted in the fourth quarter and will likely continue to adversely affect results for that quarter.

     We are in discussions with ConocoPhillips concerning their 50 percent interest in DD LLC, which leases the Deepwater Pathfinder under a synthetic lease financing arrangement. No definitive agreement or terms have been reached, and we or ConocoPhillips may decide to discontinue these discussions. If we do acquire the 50 percent interest we do not already own, we would expect to use cash on hand and borrowings under available revolving credit facilities for the purchase. Even if we do not acquire ConocoPhillips' interest in the joint venture, we expect to consolidate DD LLC effective December 31, 2003 (see "-New Accounting Pronouncements").

     As of September 30, 2003, we had goodwill of approximately $2.2 billion, all of which is related to our International and U.S. Floater Contract Drilling Services segment. In accordance with SFAS 142, we are in the process of conducting our annual test of goodwill impairment as of October 1 of this year. Our stock price has declined slightly from October 1, 2002 to October 1, 2003, which is an indicator of a potential impairment of our goodwill. However, the amount of the impairment, if any, will not be known until we complete our annual test during the fourth quarter. Any such impairment would affect only our International and U.S. Floater Contract Drilling Services segment and would have no impact on our bank covenants.

     As of October 28, 2003, approximately 67 percent and 36 percent of our International and U.S. Floater Contract Drilling Services segment fleet days were committed for the remainder of 2003 and for the year 2004, respectively. For our Gulf of Mexico Shallow and Inland Water segment, which has traditionally operated under short-term contracts, committed fleet days were approximately 20 percent for the remainder of 2003 and 5 percent are currently committed for the year 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

     SOURCES  AND  USES  OF  CASH
                                                Nine Months Ended
                                                  September 30,
                                            -------------------------
                                                 2003         2002       Change
                                            --------------  ---------  ----------
                                                          (In millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES
  Net income (loss)                         $         13.7  $ (951.2)  $   964.9
  Depreciation                                       381.1     374.1         7.0
  Other non-cash items                                23.0   1,211.8    (1,188.8)
  Changes in working capital items                    46.8      65.5       (18.7)
                                            --------------  ---------  ----------
                                            $        464.6  $  700.2   $  (235.6)
                                            ==============  =========  ==========


     Net cash provided by operating activities decreased during the nine months ended September 30, 2003 as compared to the same period in the previous year. The decrease was primarily related to a decrease in other non-cash items. Other non-cash items during the nine months ended September 30, 2003 consisted primarily of $15.7 million, $21.3 million and $16.8 million related to loss on retirement of debt, an impairment of notes receivable - related party, and impairment of long-lived assets, respectively, partially offset by $30.7 million related to deferred and other items. This compared to other non-cash items during the nine months ended September 30, 2002 of a goodwill impairment charge of $1,363.7 million, a $175.7 million foreign tax benefit and a $42.0 million impairment of long-lived assets partially offset by $18.3 million in deferred and other items. Cash provided by changes in working capital items decreased during the nine months ended September 30, 2003, as compared to the same period in 2002 due to lower revenues resulting in a reduction in accounts receivable coupled with an increase in net interest payable, which resulted from the termination of our interest rate swaps in the first quarter of 2003 (see "- Derivative Instruments"), partially offset by a decrease in income tax payable.

                                                        Nine Months Ended
                                                          September 30,
                                                      --------------------
                                                          2003      2002    Change
                                                      ----------  --------  -------
                                                               (In millions)
NET CASH USED IN INVESTING ACTIVITIES
  Capital expenditures                                $   (73.6)  $(114.6)  $ 41.0
  Note issued to related party, net of repayments         (44.2)        -    (44.2)
  Proceeds from disposal of assets                          4.1      73.6    (69.5)
  Acquisition of 40% interest in DDII LLC, net of
     cash aquired                                          18.1         -     18.1
  Other, net                                                2.8       4.6     (1.8)
                                                      ----------  --------  -------
                                                      $   (92.8)  $ (36.4)  $(56.4)
                                                      ==========  ========  =======

     Net cash used in investing activities increased for the nine months ended September 30, 2003 as compared to the same period in the previous year as a result of the reduction in proceeds from asset sales, which was partially offset by the reduction in current year capital expenditures (see "-Capital Expenditures"). A note receivable of $46.1 million was issued to a related party and we acquired ConocoPhillips' 40 percent interest in DDII LLC in May 2003 (see "-Overview").

                                                            Nine Months Ended
                                                              September 30,
                                                         ----------------------
                                                           2003        2002     Change
                                                         ------------  --------  --------
                                                                  (In millions)
NET CASH USED IN FINANCING ACTIVITIES
  Repayments under commercial paper program              $         -   $(326.4)  $ 326.4
  Cash received from termination of interest rate swaps        173.5         -     173.5
  Repayments of debt obligations                              (967.2)   (154.3)   (812.9)
  Other, net                                                    14.0     (14.7)     28.7
                                                         ------------  --------  --------
                                                         $    (779.7)  $(495.4)  $(284.3)
                                                         ============  ========  ========

     We repaid $326.4 million under our commercial paper program during the nine months ended September 30, 2002 with no comparable activity for the same period in 2003. During the nine months ended September 30, 2003, we received interest rate swap termination proceeds of $173.5 million (see "-Derivative Instruments"). In 2003, we used cash of $527.2 million to repurchase our Zero Coupon Convertible Debentures that were put to us in May 2003, $50.0 million for the early repayment of our 9.41% Nautilus Class A2 Notes, and $390.0 million for other scheduled debt maturities. This compares to cash paid of $50.6 million for the early repayment of secured rig financing on the Trident IX and Trident 16 and $103.7 million for other scheduled debt maturities in 2002. The increase in cash provided in other, net is due to $8.3 million in consent payments in 2002 related to the exchange of our notes for TODCO's notes as well as an increase of $2.2 million in proceeds from the issuance of shares to the Employee Share Purchase Program. Additionally, dividends of $19.1 million were paid in the nine months ended September 30, 2002. Payment of dividends was discontinued after the second quarter of 2002.

     CAPITAL  EXPENDITURES

     Capital expenditures totaled $73.6 million during the nine months ended September 30, 2003. During 2003, we expect to spend approximately $120.0 million on our existing fleet, corporate infrastructure and major upgrades. A substantial majority of our expected capital expenditures in 2003 relates to the International and U.S. Floater Contract Drilling Services segment. We expect to incur capital expenditures of under approximately $100.0 million in 2004 on our existing fleet, corporate infrastructure and major upgrades. We would expect any additional asset acquisitions and improved market conditions to affect future capital expenditures.

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

     During the nine months ended September 30, 2003, we settled an insurance claim and sold certain other assets for net proceeds of approximately $4.1 million and recorded net gains of $1.9 million ($0.01 per diluted share), net of tax of $0.2 million, in our International and U.S. Floater Contract Drilling Services segment and $0.3 million, net of tax of $0.2 million, in our Gulf of Mexico Shallow and Inland Water segment.

     In November 2003, we purchased the remaining 25 percent minority interest in the Caspian Sea Ventures International Limited ("CSVI") joint venture that we did not already own. CSVI owns the jackup rig Trident 20.

     We continue to proceed with our previously announced plans to pursue an IPO of our Gulf of Mexico Shallow and Inland Water business. Our plan is to separate this business from Transocean and establish it as a publicly traded company. We have completed our reorganization of TODCO as the entity that owns this business in preparation of the offering. We expect to complete the IPO when market conditions warrant, subject to various factors. Given the current general uncertainty in the equity and U.S. natural gas drilling markets, we are unsure when the transaction could be completed on terms acceptable to us. See "-Overview."

     SOURCES  OF  LIQUIDITY

     Our primary sources of liquidity in the third quarter of 2003 were our cash flows from operations and existing cash balances. The primary uses of cash were debt repayment and capital expenditures. At September 30, 2003, we had $806.3 million in cash and cash equivalents.

     We anticipate that we will rely primarily upon existing cash balances and internally generated cash flows to maintain liquidity in 2003 and 2004, as cash flows from operations are expected to be positive and, together with existing cash balances, adequate to fulfill anticipated obligations. See Note 3 to our condensed consolidated financial statements. From time to time, we may also use bank lines of credit and commercial paper to maintain liquidity for short-term cash needs.

     We intend to use the proceeds from the IPO, as well as any proceeds from asset sales (see "-Acquisitions and Dispositions"), to further reduce our debt balances and for general corporate purposes.

     We intend to use cash from operations primarily to pay debt as it comes due and to fund capital expenditures. If we seek to reduce our debt other than through scheduled maturities, we could do so through repayment of bank borrowings or through repurchases or redemptions of, or tender offers for, debt securities. At September 30, 2003 and December 31, 2002, our total debt was $3,701.4 million and $4,678.0 million, respectively. We have significantly reduced capital expenditures compared to prior years due to the completion of our newbuild program in 2001. During the nine months ended September 30, 2003, we reduced net debt, defined as total debt less swap receivables and cash and cash equivalents, by $387.4 million. The components of net debt at carrying value were as follows (in millions):

                                   September 30,    December 31,
                                       2003             2002
                                 ---------------  --------------
Total Debt                       $      3,701.4   $     4,678.0
                                 ---------------  --------------
Less: Cash and cash equivalents          (806.3)       (1,214.2)
      Swap receivables                        -          (181.3)


     We believe net debt provides useful information regarding the level of our indebtedness by reflecting the amount of indebtedness assuming cash and investments are used to repay debt. Net debt has been consistently reduced since 2001 due to the fact that cash flows, primarily from operations and asset sales, have been greater than that needed for capital expenditures.

     Our internally generated cash flow is directly related to our business and the market sectors in which we operate. Should the drilling market deteriorate further, or should we experience poor results in our operations, cash flow from operations may be reduced. However, we have continued to generate positive cash flow from operating activities over recent years.

     We have access to $800 million in bank lines of credit under two revolving credit agreements, a 364-day revolving credit agreement providing for $250 million in borrowings and expiring in December 2003 and a five-year revolving credit agreement providing for $550 million in borrowings and expiring in December 2005. These credit lines are used primarily to back our $800 million commercial paper program and may also be drawn on directly. As of September 30, 2003, none of the credit line capacity was utilized. We do not presently intend to renew the $250 million, 364-day credit facility when it expires in December 2003. Instead, we intend to renew the five-year facility during either the fourth quarter of 2003 or the first quarter of 2004 for an increased capacity of up to $800 million.

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

     In April 2001, the Securities and Exchange Commission ("SEC") declared effective our shelf registration statement on Form S-3 for the proposed offering from time to time of up to $2.0 billion in gross proceeds of senior or subordinated debt securities, preference shares, ordinary shares and warrants to purchase debt securities, preference shares, ordinary shares or other securities. At September 30, 2003, $1.6 billion in gross proceeds of securities remained unissued under the shelf registration statement.

     Our access to commercial paper, debt and equity markets may be reduced or closed to us due to a variety of events, including, among others, downgrades of ratings of our debt and commercial paper, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.

     Our contractual obligations in the table below include our debt obligations at face value (in millions).

                               For the twelve months ending September 30,
                         -----------------------------------------------------
                          Total     2004   2005-2006   2007-2008   Thereafter
                         --------  ------  ----------  ----------  -----------
CONTRACTUAL OBLIGATIONS
Debt                     $3,519.5  $281.5  $    819.0  $    369.0  $   2,050.0
                         ========  ======  ==========  ==========  ===========

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

      At September 30, 2003, we had other commitments that we are contractually obligated to fulfill with cash should the obligations be called. These obligations include standby letters of credit and surety bonds that guarantee our performance as it relates to our drilling contracts, insurance, tax and other obligations in various jurisdictions. Letters of credit are issued under a number of facilities provided by several banks. The obligations that are the subject of these surety bonds are geographically concentrated in the United States, Brazil and Nigeria. These letters of credit and surety bond obligations are not normally called as we typically comply with the underlying performance requirement. The table below provides a list of these obligations in U.S. dollar equivalents and their time to expiration. It should be noted that these obligations could be called at any time prior to the expiration dates.

     We currently expect to use cash on hand and borrowings under available revolving credit facilities to repay our portion of the debt and equity financing with respect to DD LLC and the related purchase option guarantees-joint venture and all of the debt and equity financing with respect to DDII LLC and the purchase option guarantees-related party included in the table below.

                                                          For the twelve months ending September 30,
                                               ------------------------------------------------------------
                                                    Total        2004    2005-2006    2007-2008  Thereafter
                                                --------------  ------  ----------  ----------  -----------
                                                                        (In millions)
OTHER COMMERCIAL COMMITMENTS
Standby Letters of Credit                       $        204.1  $180.3  $      6.0  $     17.8  $         -
Surety Bonds                                             169.8    66.6       103.2           -            -
Purchase Option Guarantees - Related Party (a)           151.8   151.8           -           -            -
Purchase Option Guarantees - Joint Ventures (a)           92.6    92.6           -           -            -
Other Commitments                                          1.2       -         1.2           -            -
                                                --------------  ------  ----------  ----------  -----------
Total                                           $        619.5  $491.3  $    110.4  $     17.8  $         -
                                                ==============  ======  ==========  ==========  ===========

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

     DD LLC, an unconsolidated joint venture in which we have a 50 percent ownership interest, entered into interest rate swaps in August 1998 with an expiration date of October 2003 that had aggregate market values netting to a liability of $0.7 million at September 30, 2003. Our interest in these swaps has been included in accumulated other comprehensive income, net of tax, with corresponding reductions to deferred income taxes and investments in and advances to joint ventures in our condensed consolidated balance sheet. These swaps terminated on October 31, 2003.

SPECIAL PURPOSE ENTITIES, SALE/LEASEBACK TRANSACTION AND RELATED PARTY TRANSACTIONS

     We have transactions with certain special purpose entities and related parties and we are a party to a sale/leaseback transaction. These transactions have been previously discussed and reported in our Annual Report on Form 10-K for the year ended December 31, 2002.

      In January 2003, Delta Towing failed to make its scheduled quarterly interest payment of $1.7 million on the notes receivable and we signed a 90-day waiver of the terms requiring payment of interest. In April 2003, Delta Towing again failed to make its interest payment of $1.7 million originally due January 2003 after expiration of the 90-day waiver. In April 2003 and July 2003, Delta Towing also failed to make additional scheduled quarterly interest payments of $1.6 million and $1.7 million, respectively. During the nine months ended September 30, 2003, we received partial interest payments of approximately $1.0 million and $1.1 million of payments applied to principal on the three-year revolving credit facility. At September 30, 2003, we had interest receivable from Delta Towing of approximately $4.0 million. As a result of our continued evaluation of the collectibility of the Delta Towing notes, we recorded an impairment on the notes receivable of $13.8 million ($0.04 per diluted share), net of tax of $7.5 million, in the second quarter of 2003 as an allowance for credit losses. We based the impairment on Delta Towing's discounted projected cash flows over the term of the notes, which deteriorated in the second quarter of 2003 as a result of the continued decline in Delta Towing's business outlook. The amount of the notes receivable outstanding prior to the impairment was $82.8 million. At September 30, 2003, the carrying value of the notes receivable included in investments in and advances to joint ventures in our condensed consolidated balance sheets, net of the related allowance for credit losses and equity losses in the joint venture, was $53.6 million. In September 2003, we established a reserve of $1.6 million for interest income earned during the third quarter on the notes receivable and will continue to reserve future interest income earned until the scheduled quarterly interest payments have been brought current. We will apply cash payments to interest receivable currently outstanding and then to interest income for which a reserve has been established.

     DDII LLC is the lessee in a synthetic lease financing facility entered into in connection with the construction of the drillship Deepwater Frontier. In May 2003, WestLB AG, one of the lenders in the synthetic lease financing facility, assigned its $46.1 million remaining promissory note receivable to us in exchange for cash. As a result of this assignment, we assumed all the rights and obligations of WestLB AG. At September 30, 2003, the balance of the note receivable was $44.2 million and was recorded as other current assets in our condensed consolidated balance sheets.

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

NEW  ACCOUNTING  PRONOUNCEMENTS

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (the "Interpretation"). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The provisions of the Interpretation are effective immediately for those variable interest entities created after January 31, 2003. The provisions, as amended, are effective for the first interim or annual period ending after December 15, 2003 for those variable interest entities held prior to February 1, 2003. We will adopt the Interpretation and consolidate our variable interest entities as required on December 31, 2003. Currently, we generally consolidate an entity when we have a controlling interest through ownership of a majority voting interest in the entity.

     We have a 25 percent ownership interest in Delta Towing, a joint venture established for the purpose of owning and operating inland and shallow water marine support vessel equipment. At the time Delta Towing was formed, it issued $144.0 million in notes to TODCO. Prior to the R&B Falcon merger, $64.0 million of the notes were fully reserved leaving an $80.0 million balance at January 31, 2001. This note agreement was subsequently amended to provide for a $4.0 million, three-year revolving credit facility. Delta Towing's assets serve as collateral for our notes receivable. The carrying value of the notes receivable included in investments in and advances to joint ventures in our condensed consolidated balance sheets was $53.6 million, net of the related allowance for credit losses and equity losses in the joint venture, at September 30, 2003.
Delta Towing also issued a $3.0 million note to the 75 percent joint venture partner. Because we have the largest percentage of investment at risk through the notes receivable and Delta Towing's equity is not sufficient to absorb its expected losses, we would absorb the majority of the joint venture's expected losses; therefore, we are deemed to be the primary beneficiary of Delta Towing for accounting purposes. As such, we will consolidate Delta Towing effective December 31, 2003. While we expect the consolidation of Delta Towing to result in an increase in net assets of approximately $1.0 million based on balances at September 30, 2003, the expected amounts may be adjusted upon consolidation at December 31, 2003 with application of the provisions of the Interpretation.

     We have a 50 percent ownership interest in DD LLC. DD LLC was established for the purpose of constructing and contracting the drillship Deepwater Pathfinder. The drillship was purchased by a trust that was established to finance the purchase through debt and equity financing and to lease the drillship back to DD LLC through a synthetic lease financing arrangement with the drillship serving as collateral. The balance of the trust's debt and equity financing was approximately $189.7 million at September 30, 2003. The scheduled expiration of the lease is January 2004, at which time DD LLC may purchase the drillship from the trust for approximately $185 million. DD LLC currently intends to exercise its purchase option early in December 2003. While the operations of DD LLC are funded by cash flows from operating activities, we guarantee, under certain circumstances, the debt and equity financing on the leased drillship equally with our joint venture partner. We have determined through application of the provisions of the Interpretation for determining the primary beneficiary that we are deemed to be DD LLC's primary beneficiary for accounting purposes and will consolidate the entity effective December 31, 2003. While we expect the consolidation of DD LLC to result in an increase in net assets of approximately $116 million based on balances at September 30, 2003, the expected amounts may be adjusted upon consolidation at December 31, 2003 with application of the provisions of the Interpretation. As previously discussed (see "-Outlook"), we are in negotiations with ConocoPhillips to purchase their 50 percent interest in the joint venture. If we are successful in buying ConocoPhillips' interest in DD LLC prior to December 31, 2003, the provisions of the Interpretation would not apply as we would consolidate DD LLC as a wholly-owned subsidiary. We would then expect consolidation of DD LLC to result in an increase in net assets of approximately $208 million.

     We have investments in and advances to four additional joint ventures. These remaining four joint ventures were primarily established for the purpose of owning and operating certain drilling units and are funded primarily by cash flows from operating activities. Based on our initial assessment, these entities would not be deemed variable interest entities under the Interpretation. We expect to complete our analysis of these entities during the fourth quarter of 2003.We currently account for our investments in joint ventures using the equity method of accounting, recording our share of the net income or loss based upon the terms of the joint venture agreements. Because we have a 50 percent or less ownership interest in these joint ventures, we do not have a controlling interest in the joint ventures nor do we have the ability to exercise significant influence over operating and financial policies.

     Our wholly owned subsidiary, DDII LLC was originally established as a joint venture with a subsidiary of ConocoPhillips for the purpose of constructing and contracting the drillship Deepwater Frontier. The drillship was purchased by a trust that was established to finance the purchase through debt and equity financing and to lease the drillship back to DDII LLC through a synthetic lease financing arrangement with the drillship serving as collateral. The balance of the trust's debt and equity financing at September 30, 2003 was approximately $158.0 million, net of a note receivable - related party (see "-Special Purpose Entities, Sale/Leaseback Transaction and Related Party Transactions"). On May 29, 2003, we purchased ConocoPhillips' 40 percent interest in DDII LLC. We currently account for DDII LLC's lease of the drillship as an operating lease. As a result of our purchase of ConocoPhillips' 40 percent interest in DDII LLC, we, under certain circumstances, fully guarantee the debt and equity financing. Because we are at risk for the full amount of the debt and equity financing, we are deemed to be the primary beneficiary of the trust for accounting purposes and expect to consolidate the trust effective December 31, 2003. While we expect the consolidation of the trust to result in an increase in net assets of approximately $27 million based on balances at September 30, 2003, the expected amounts may be adjusted upon consolidation at December 31, 2003 with application of the provisions of the Interpretation.

     In addition to the joint ventures and DDII LLC discussed above, we are party to a sale/leaseback transaction for the semisubmersible drilling rig M.G. Hulme, Jr. with an unrelated third party. Under the sale/leaseback agreement, we have the option to purchase the semisubmersible drilling rig at the end of the lease for a maximum amount of approximately $35.7 million. We are currently evaluating whether the unrelated third party lessor is a variable interest entity and, if so, who would be deemed to be the primary beneficiary. We currently account for the lease of this drilling rig as an operating lease.

     We are currently evaluating the cumulative effect of the accounting change on our results of operations that will result from the implementation of the Interpretation.

     Effective January 2003, we implemented EITF 99-19, Reporting Revenues Gross as a Principal versus Net as an Agent. As a result of the implementation of the EITF, the costs incurred and charged to our customers on a reimbursable basis are recognized as operating and maintenance expense. In addition, the amounts billed to our customers associated with these reimbursable costs are being recognized as client reimbursable revenue. We expect client reimbursable revenues and operating and maintenance expense to be between $90 million and $110 million in 2003 as a result of implementation of EITF 99-19. The change in accounting principle will have no effect on our results of operations or consolidated financial position. Prior periods have not been reclassified, as these amounts were not material.

     In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The statement clarifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. This statement requires an issuer to measure and classify as liabilities, or assets in some circumstances, certain classes of freestanding financial instruments that embody obligations for the issuer. In addition to its requirement for the classification and measurement of financial instruments in its scope, SFAS 150 also requires disclosures about alternative ways of settling the instruments and the identity of the entity that controls the settlement alternatives. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted this statement effective July 1, 2003. The adoption of this statement did not have a material effect on our consolidated financial position or results of operations.

FORWARD-LOOKING  INFORMATION

     The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that the Company or management "anticipates," "believes," "budgets," "estimates," "expects," "forecasts," "intends," "plans," "predicts," or "projects" a particular result or course of events, or that such result or course of events "could," "might," "may," "scheduled" or "should" occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this quarterly report include, but are not limited to, statements involving payment of severance costs, potential revenues, increased expenses, the effect on revenues and expenses of the change in accounting treatment for client reimbursables, client drilling programs, supply and demand, utilization rates, dayrates, planned shipyard projects, expected downtime, opportunities for deepwater rigs in India, West Africa and other emerging locations, oversupply in the global mid-water sector, expected North Sea utilization, outlook for the deepwater sector, oversupply in the West Africa jackup market sector, activity in India and Mexico, market outlooks for our various geographical operating sectors, the non-U.S. jackup market sector, future activity in the International and U. S. Floater Contract Drilling Services and Gulf of Mexico Shallow and Inland Water segments, expected deep gas drilling interest in the Gulf of Mexico, the expected charge relating to termination of the Nigerian severance plan, expected resolution of negotiations with the Nigeria labor unions regarding a new labor contract, the outcome and effect of the U.S. Internal Revenue Service audit and the various tax assessments, deferred costs, amortization expense, the planned IPO of our Gulf of Mexico Shallow and Inland Water business (including the timing of the offering, portion sold and expected use of proceeds), the U.S. gas drilling market, planned asset sales, the Company's other expectations with regard to market outlook, the effect of our disagreement relating to the Discoverer Enterprise, the purchase of the DD LLC interest, an impairment to goodwill, expected capital expenditures, expected funding of capital expenditures, results and effects of legal proceedings, liabilities for tax issues, liquidity, intention not to renew the Company's 364-day credit facility, expected renewal of the Company's five-year credit facility, positive cash flow from operations, repayment of debt and equity financings with respect to DD LLC and DDII LLC, receipt of principal and interest on debt owed to the Company by Delta Towing, effects of the consolidation of Delta Towing,

DD LLC and DDII LLC, adequacy of cash flow for 2003 obligations, effects of accounting changes, impact of consolidation of variable interest entities, and the timing and cost of completion of capital projects. Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to, worldwide demand for oil and gas, uncertainties relating to the level of activity in offshore oil and gas exploration and development, exploration success by producers, oil and gas prices (including U.S. natural gas prices), securities market conditions, demand for offshore and inland water rigs, competition and market conditions in the contract drilling industry, our ability to successfully integrate the operations of acquired businesses, delays or terminations of drilling contracts due to a number of events, delays or cost overruns on construction and shipyard projects and possible cancellation of drilling contracts as a result of delays or performance, our ability to enter into and the terms of future contracts, the availability of qualified personnel, labor relations and the outcome of negotiations with unions representing workers, operating hazards, political and other uncertainties inherent in non-U.S. operations (including exchange and currency fluctuations), risks of war, terrorism and cancellation or unavailability of certain insurance coverage, the impact of governmental laws and regulations, the adequacy of sources of liquidity, the effect and results of litigation, audits and contingencies and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2002 and in the Company's other filings with the SEC, which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

INTEREST  RATE  RISK

     Our exposure to market risk for changes in interest rates relates primarily to our long-term and short-term debt obligations. The table below presents scheduled debt maturities and related weighted-average interest rates for each of the twelve-month periods ending September 30 relating to debt obligations as of September 30, 2003. Weighted-average variable rates are based on LIBOR rates in effect at September 30, 2003, plus applicable margins.

     At  September  30,  2003  (in  millions, except interest rate percentages):

                                          Scheduled Maturity Date (a) (b)                         Fair Value
                            --------------------------------------------------------------------  ----------
                             2004     2005     2006     2007     2008     Thereafter     Total    09/30/03
                            -------  -------  -------  -------  -------  ------------  ---------  ----------
Total debt
  Fixed Rate                $131.5   $381.5   $400.0   $100.0   $269.0   $   2,050.0   $3,332.0   $  3,753.7
     Average interest rate     8.5%     6.8%     1.5%     7.5%     6.7%          7.5%       6.7%
  Variable Rate             $150.0   $ 37.5        -        -        -             -     $187.5   $    187.5
     Average interest rate     1.7%     1.7%       -        -        -             -        1.7%

__________________________
(a)  Maturity dates of the face value of our debt assumes the put options on 1.5% Convertible Debentures,
     7.45% Notes and the Zero Coupon Convertible Debentures will be exercised in May 2006, April 2007 and
     May 2008, respectively.
(b)  Expected  maturity  amounts  are  based  on  the  face  value  of debt.

     At September 30, 2003, we had approximately $187.5 million of variable rate debt at face value (approximately five percent of total debt at face value). This variable rate debt represented term bank debt. Given outstanding amounts as of that date, a one percent rise in interest rates would result in an additional $1.5 million in interest expense per year. Offsetting this, a large part of our cash investments would earn commensurately higher rates of return. Using September 30, 2003 cash investment levels, a one percent increase in interest rates would result in approximately $8.1 million of additional interest income per year.

FOREIGN  EXCHANGE  RISK

     Our international operations expose us to foreign exchange risk. We use a variety of techniques to minimize the exposure to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies typically have minimal impact on overall results. In situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts or spot purchases, may be used. We do not enter into derivative transactions for speculative purposes. At September 30, 2003, we had no material open foreign exchange contracts.

     In January 2003, Venezuela implemented foreign exchange controls that limit our ability to convert local currency into U.S. dollars and transfer excess funds out of Venezuela. Our drilling contracts in Venezuela typically call for payments to be made in local currency, even when the dayrate is denominated in U.S. dollars. The exchange controls could also result in an artificially high value being placed on the local currency. As a result, we recognized a loss of $1.5 million, net of tax of $0.8 million, on the revaluation of the local currency into functional U.S dollars during the second quarter of 2003. In the third quarter of 2003, to limit our local currency exposure, we entered into an interim arrangement with one of our customers in which we are to receive 55 percent of the billed receivables in U.S. dollars with the remainder paid in local currency.

ITEM  4.  CONTROLS  AND  PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     In August 2003, a judgment of approximately $9.5 million was entered by the Labor Division of the Provincial Court of Luanda, Angola, against us and a labor contractor for us, Hull Blyth, in favor of certain former workers on several of our drilling rigs. The workers were employed by Hull Blyth to work on several drilling rigs while the rigs were located in Angola. When the drilling contracts concluded and the rigs left Angola, the workers' employment ended. The workers brought suit claiming that they were not properly compensated when their employment ended. In addition to the monetary judgment, the Labor Division ordered the workers to be hired by us. We believe that this judgment is without sufficient legal foundation and have appealed the matter to the Angola Supreme Court. We further believe that Hull Blyth has an obligation to protect us from any judgment. We do not believe that the ultimate outcome of this matter will have a material adverse effect on our business or consolidated financial position.

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits

The  following  exhibits  are  filed  in  connection  with  this  Report:

NUMBER     DESCRIPTION
------     -----------

*3.1 Memorandum of Association of Transocean Inc., as amended (incorporated by reference to Annex E to the Joint Proxy Statement/Prospectus dated October 30, 2000 included in a 424(b)(3) prospectus filed by the Company on November 1, 2000)

*3.2 Articles of Association of Transocean Inc., as amended (incorporated by reference to Annex F to the Joint Proxy Statement/Prospectus dated October 30, 2000 included in a 424(b)(3) prospectus filed by the Company on November 1, 2000)

*3.3 Certificate of Incorporation on Change of Name to Transocean Inc. (incorporated by reference to Exhibit 3.3 to the Company's Form 10-Q for the quarter ended June 30, 2002)

+4.1 Amendment No. 1, dated December 27, 2001, to the Credit Agreement dated as of December 29, 2000 among the Company, the Lenders party thereto, Suntrust Bank, Administrative Agent, ABN AMRO Bank, N.V., as Syndication Agent, Bank of America, N.V., as Documentation Agent, and Wells Fargo Bank Texas, National Association, as Senior Managing Agent

+4.2 Amendment No. 2, dated December 26, 2002, to the Credit Agreement dated as of December 29, 2000 among the Company, the Lenders party thereto, Suntrust Bank, Administrative Agent, ABN AMRO Bank, N.V., as Syndication Agent, Bank of America, N.V., as Documentation Agent, and Wells Fargo Bank Texas, National Association, as Senior Managing Agent

+4.3 Amendment No. 1, dated December 27, 2001, to the Credit Agreement dated as of December 16, 1999 among Transocean Offshore Inc., the Lenders party thereto, and Suntrust Bank, Atlanta, as Agent

+4.4 Amendment No. 2, dated December 26, 2002, to the Credit Agreement dated as of December 16, 1999 among Transocean Offshore Inc., the Lenders party thereto, and Suntrust Bank, Atlanta, as Agent


+31.1 CEO  Certification  Pursuant  to  Section 302 of the Sarbanes-Oxley Act of
      2002

+31.2 CFO  Certification  Pursuant  to  Section 302 of the Sarbanes-Oxley Act of
      2002

+32.1 CEO  Certification  Pursuant  to  Section 906 of the Sarbanes-Oxley Act of
      2002

+32.2 CFO  Certification  Pursuant  to  Section 906 of the Sarbanes-Oxley Act of
      2002
_________________________
*  Incorporated  by  reference  as  indicated.
+  Filed  herewith.

     (b)     Reports  on  Form  8-K

     The Company filed a Current Report on Form 8-K on July 23, 2003 (information furnished not filed) announcing the issuance of expected second quarter 2003 financial results, a Current Report on Form 8-K on July 29, 2003 (information furnished not filed) announcing the issuance of second quarter 2003 financial results and a Current Report on Form 8-K on August 11, 2003 (information furnished not filed) announcing financial information in connection with presentations being made by officers of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on November 12, 2003.

TRANSOCEAN  INC.


By:  /s/  Gregory  L.  Cauthen
     --------------------------
     Gregory  L.  Cauthen
     Senior  Vice  President  and  Chief  Financial  Officer
     (Principal  Financial  Officer)

By:  /s/  Brenda  S.  Masters
     -------------------------
     Brenda  S.  Masters
     Vice  President  and  Controller
     (Principal  Accounting  Officer)