Form 10-Q
period 2004-03-31
TRANSOCEAN INC
filed 2004-05-10
CIK 1083269

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO       .
                                               ------    ------

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

     As of April 30, 2004, 320,805,763 ordinary shares, par value $0.01 per share, were outstanding.

================================================================================

                                 TRANSOCEAN INC.

                               INDEX TO FORM 10-Q

                          QUARTER ENDED MARCH 31, 2004

                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION
------------------------------

  ITEM 1. Financial Statements (Unaudited)

    Condensed Consolidated Statements of Operations
      Three Months Ended March 31, 2004 and 2003 . . . . . . . . . . . .  1

    Condensed Consolidated Statements of Comprehensive Income
      Three Months Ended March 31, 2004 and 2003 . . . . . . . . . . . .  2

    Condensed Consolidated Balance Sheets
      March 31, 2004 and December 31, 2003 . . . . . . . . . . . . . . .  3

    Condensed Consolidated Statements of Cash Flows
      Three Months Ended March 31, 2004 and 2003 . . . . . . . . . . . .  4

    Notes to Condensed Consolidated Financial Statements . . . . . . . .  5

  ITEM 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations. . . . . . . . . . . . . . . . . 18

  ITEM 3. Quantitative and Qualitative Disclosures about Market Risk . . 36

  ITEM 4. Controls and Procedures. . . . . . . . . . . . . . . . . . . . 37

  ITEM 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . 37

PART II - OTHER INFORMATION
---------------------------

  ITEM 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 38

  ITEM 2. Changes In Securities, Use of Proceeds and Issuer
          Purchases of Equity Securities . . . . . . . . . . . . . . . . 38

  ITEM 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 38

                        TRANSOCEAN INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)
                                   (Unaudited)

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The condensed consolidated financial statements of Transocean Inc. and its consolidated subsidiaries ("Transocean," "we," "us" or "our") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

                        TRANSOCEAN INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In millions, except per share data)
                                   (Unaudited)

                                                      Three Months Ended March 31,
                                                  ----------------------------------
                                                        2004              2003
                                                  -----------------  ---------------
Operating Revenues
  Contract drilling revenues                      $          597.5   $        587.5
  Other revenues                                              54.5             28.5
-------------------------------------------------------------------  ---------------
                                                             652.0            616.0
-------------------------------------------------------------------  ---------------
Costs and Expenses
  Operating and maintenance                                  412.4            374.1
  Depreciation                                               131.5            126.8
  General and administrative                                  15.1             13.9
  Impairment loss on long-lived assets                           -              1.0
  Gain from sale of assets, net                               (3.8)            (1.4)
  Gain from TODCO initial public offering                    (39.4)               -
-------------------------------------------------------------------  ---------------
                                                             515.8            514.4
-------------------------------------------------------------------  ---------------

Operating Income                                             136.2            101.6

Other Income (Expense), net
  Equity in earnings of joint ventures                         2.3              3.6
  Interest income                                              2.1              6.9
  Interest expense                                           (47.4)           (52.6)
  Loss on retirement of debt                                 (28.1)               -
  Other, net                                                   1.4             (0.6)
-------------------------------------------------------------------  ---------------
                                                             (69.7)           (42.7)
-------------------------------------------------------------------  ---------------

Income Before Income Taxes and Minority Interest              66.5             58.9
Income Tax Expense                                            48.0             11.8
Minority Interest                                             (4.2)            (0.1)
-------------------------------------------------------------------  ---------------

Net Income                                        $           22.7   $         47.2
===================================================================  ===============

Earnings Per Share
  Basic and Diluted                               $           0.07   $         0.15
===================================================================  ===============

Weighted Average Shares Outstanding
  Basic                                                      320.6            319.7
-------------------------------------------------------------------  ---------------
  Diluted                                                    324.1            321.6
-------------------------------------------------------------------  ---------------


                            See accompanying notes.

                        TRANSOCEAN INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (In millions)
                                   (Unaudited)


                                                              Three Months Ended March 31,
                                                           ----------------------------------
                                                                 2004              2003
                                                           ----------------  ----------------

Net Income                                                 $          22.7   $          47.2
---------------------------------------------------------------------------  ----------------
Other Comprehensive Income (Loss), net of tax
  Amortization of gain on terminated interest rate swaps              (0.1)              -
  Change in share of unrealized loss in unconsolidated
    joint venture's interest rate swaps                                 -               (0.3)
  Minimum pension liability adjustments (net of tax of
    $0.4 for the three months ended March 31, 2003)                     -                0.7
---------------------------------------------------------------------------  ----------------
Other Comprehensive Income (Loss)                                     (0.1)              0.4
---------------------------------------------------------------------------  ----------------
Total Comprehensive Income                                 $          22.6   $          47.6
===========================================================================  ================


                            See accompanying notes.

                               TRANSOCEAN INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In millions, except share data)


                                                                       March 31,     December 31,
                                                                          2004           2003
                                                                      ------------  --------------
                                                                       (Unaudited)
                                             ASSETS

Cash and Cash Equivalents                                             $     397.9   $       474.0
Accounts Receivable, net of allowance for doubtful accounts of $12.1
  and $29.1 at March 31, 2004 and December 31, 2003, respectively           450.5           480.3
Materials and Supplies, net of allowance for obsolescence of $17.5
  at March 31, 2004 and December 31, 2003                                   151.8           152.0
Deferred Income Taxes                                                        25.3            41.0
Other Current Assets                                                         56.3            31.6
--------------------------------------------------------------------------------------------------
    Total Current Assets                                                  1,081.8         1,178.9
--------------------------------------------------------------------------------------------------

Property and Equipment                                                   10,644.2        10,673.0
Less Accumulated Depreciation                                             2,765.6         2,663.4
--------------------------------------------------------------------------------------------------
    Property and Equipment, net                                           7,878.6         8,009.6
--------------------------------------------------------------------------------------------------

Goodwill                                                                  2,230.8         2,230.8
Investments in and Advances to Joint Ventures                                 6.2             5.5
Deferred Income Taxes                                                        28.2            28.2
Other Assets                                                                216.8           209.6
--------------------------------------------------------------------------------------------------
    Total Assets                                                      $  11,442.4   $    11,662.6
==================================================================================================

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable                                                      $     144.6   $       146.1
Accrued Income Taxes                                                         52.5            57.2
Debt Due Within One Year                                                     47.2            45.8
Other Current Liabilities                                                   280.8           262.0
--------------------------------------------------------------------------------------------------
    Total Current Liabilities                                               525.1           511.1
--------------------------------------------------------------------------------------------------

Long-Term Debt                                                            3,199.2         3,612.3
Deferred Income Taxes                                                        58.3            42.8
Other Long-Term Liabilities                                                 304.2           299.4
--------------------------------------------------------------------------------------------------
    Total Long-Term Liabilities                                           3,561.7         3,954.5
--------------------------------------------------------------------------------------------------

Commitments and Contingencies
Minority Interest                                                           121.5             4.4

Preference Shares, $0.10 par value; 50,000,000 shares authorized,
  none issued and outstanding                                                   -               -
Ordinary Shares, $0.01 par value; 800,000,000 shares authorized,
  320,759,263 and 319,926,500 shares issued and outstanding at
  March 31, 2004 and December 31, 2003, respectively                          3.2             3.2
Additional Paid-in Capital                                               10,662.7        10,643.8
Accumulated Other Comprehensive Loss                                        (20.3)          (20.2)
Retained Deficit                                                         (3,411.5)       (3,434.2)
--------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                            7,234.1         7,192.6
--------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                        $  11,442.4   $    11,662.6
==================================================================================================


                            See accompanying notes.

                        TRANSOCEAN INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                                 Three Months Ended March 31,
                                                             ----------------------------------
                                                                   2004              2003
                                                             ----------------  ----------------
Cash Flows from Operating Activities
  Net income                                                 $          22.7   $          47.2
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation                                                     131.5             126.8
      Deferred income taxes                                             31.3              27.6
      Equity in earnings of joint ventures                              (2.3)             (3.6)
      Net gain from disposal of assets                                  (1.9)             (0.7)
      Gain from TODCO initial public offering                          (39.4)                -
      Loss on retirement of debt                                        28.1                 -
      Amortization of debt-related discounts/premiums, fair
        value adjustments and issue costs, net                          (7.6)             (1.8)
      Deferred income, net                                              (3.3)              6.4
      Deferred expenses, net                                            (1.9)             (4.8)
      Other long-term liabilities                                        2.3               6.9
      Other, net                                                         6.2               1.7
      Changes in operating assets and liabilities
          Accounts receivable                                           29.8              17.6
          Accounts payable and other current liabilities                23.6              42.4
          Income taxes receivable/payable, net                          (2.4)            (40.7)
          Other current assets                                         (24.5)            (34.5)
-----------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                              192.2             190.5
-----------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
  Capital expenditures                                                 (18.5)            (24.4)
  Proceeds from disposal of assets, net                                 10.5               2.2
  Proceeds from TODCO initial public offering                          155.7                 -
  Joint ventures and other investments, net                              1.5               1.4
-----------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                    149.2             (20.8)
-----------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
  Repayments on revolving credit agreements                            (50.0)                -
  Net borrowings from issuance of debt                                   1.1                 -
  Repayments on other debt instruments                                (381.6)            (47.8)
  Cash from termination of interest rate swaps                             -             173.5
  Net proceeds from issuance of ordinary shares under
    stock-based compensation plans                                      14.0              10.9
  Other, net                                                            (1.0)             (0.1)
-----------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                   (417.5)            136.5
-----------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                   (76.1)            306.2
-----------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Period                       474.0           1,214.2
-----------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                   $         397.9   $       1,520.4
===============================================================================================


                            See accompanying notes.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

NOTE 1 - NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

     Transocean Inc. (together with our subsidiaries and predecessors, unless the context requires otherwise, "Transocean," "we," "us" or "our") is a leading international provider of offshore contract drilling services for oil and gas wells. As of March 31, 2004, we owned, had partial ownership interests in or operated 95 mobile offshore and barge drilling units, excluding the fleet of TODCO (together with its subsidiaries and predecessors, unless the context requires otherwise, "TODCO"), a publicly traded company as of February 2004 in which we own a majority interest. We contract our drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. We also provide additional services, including integrated well services and management of third party well service activities.

     On January 31, 2001, we completed a merger transaction (the "R&B Falcon merger") with R&B Falcon Corporation ("R&B Falcon"). At the time of the merger, R&B Falcon owned, had partial ownership interests in, operated or had under construction more than 100 mobile offshore drilling units consisting of drillships, semisubmersibles, jackup rigs and other units including the Gulf of Mexico Shallow and Inland Water segment fleet. As a result of the merger, R&B Falcon became our indirect wholly owned subsidiary. The merger was accounted for as a purchase and we were the accounting acquiror.

     In July 2002, we announced plans to pursue a divestiture of our Gulf of Mexico Shallow and Inland Water business, which was a part of R&B Falcon. R&B Falcon's overall business was considerably broader than the Gulf of Mexico Shallow and Inland Water business. In preparation for this divestiture, we began the transfer of all assets and businesses out of R&B Falcon that were unrelated to the Gulf of Mexico Shallow and Inland Water business. In December 2002, R&B Falcon changed its name to TODCO and, in January 2004, the Gulf of Mexico Shallow and Inland Water business segment became known as the TODCO segment. In February 2004, TODCO completed an initial public offering ("IPO") (see Note 3). Before the closing of the IPO, TODCO completed the transfer of all unrelated assets and businesses to us.

     For investments in joint ventures and other entities that do not meet the criteria of a variable interest entity and where we are not deemed to be the primary beneficiary for accounting purposes of those entities that meet the variable interest entity criteria, the equity method of accounting is used for investments in joint ventures where our ownership is between 20 percent and 50 percent and for investments in joint ventures owned more than 50 percent where we do not have significant influence over the joint venture. The cost method of accounting is used for investments in joint ventures where our ownership is less than 20 percent and we do not have significant influence over the joint venture. For investments in joint ventures that meet the criteria of a variable interest entity where we are deemed to be the primary beneficiary for accounting purposes and for entities in which we have majority voting interest, such entities are consolidated. Intercompany transactions and accounts are eliminated.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - Our accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any future period. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

     Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, materials and supplies obsolescence, investments, intangible assets and goodwill, property and equipment and other long-lived assets, income taxes, financing operations, workers' insurance, pensions and other postretirement benefits, other employment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from such estimates.

     Supplementary Cash Flow Information - Cash payments for interest and income taxes, net, were $10.5 million and $19.2 million, respectively, for the three months ended March 31, 2004 and $14.8 million and $24.3 million, respectively, for the three months ended March 31, 2003.

     Goodwill - In accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized and is tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. Management has determined that our reporting units are the same as our operating segments for the purpose of allocating goodwill and the subsequent testing of goodwill for impairment. Goodwill resulting from the R&B Falcon merger was allocated to our two reporting units, Transocean Drilling and TODCO, at a ratio of 68 percent and 32 percent, respectively. The allocation was determined based on the percentage of each reporting unit's assets at fair value to the total fair value of assets acquired in the R&B Falcon merger. The fair value was determined from a third party valuation. Goodwill resulting from previous mergers was allocated entirely to the Transocean Drilling reporting unit. The remaining goodwill balance at March 31, 2004 relates to our Transocean Drilling segment.

     Impairment of Long-Lived Assets - The carrying value of long-lived assets, principally property and equipment, is reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For property and equipment held for use, the determination of recoverability is made based upon the estimated undiscounted future net cash flows of the related asset or group of assets being evaluated. Property and equipment held for sale are recorded at the lower of net book value or net realizable value. See Note 4.

     Income Taxes - Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The income tax rates imposed by these taxing authorities vary substantially. Taxable income may differ from pre-tax income for financial accounting purposes, particularly in countries with revenue-based taxes. There is no expected relationship between the provision for income taxes and income before income taxes because the countries in which we operate have different taxation regimes that vary not only with respect to nominal rate but also in terms of the availability of deductions, credits and other benefits. Variations also arise because income earned and taxed in any particular country or countries may fluctuate from period to period. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities using the applicable tax rates in effect at year end. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. See Note 6.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

     Comprehensive Income - The components of accumulated other comprehensive loss at March 31, 2004 and December 31, 2003, net of tax, are as follows (in millions):

                                                               Unrealized
                                                 Gain on        Loss on                    Accumulated
                                               Terminated      Available-     Minimum         Other
                                              Interest Rate     for-Sale      Pension     Comprehensive
                                                  Swap         Securities    Liability        Loss
                                             ---------------  ------------  -----------  ---------------

Balance at December 31, 2003                 $          3.4   $      (0.4)  $    (23.2)  $        (20.2)
  Change in other comprehensive income, net
    of tax                                             (0.1)            -            -             (0.1)
                                             ---------------  ------------  -----------  ---------------
Balance at March 31, 2004                    $          3.3   $      (0.4)  $    (23.2)  $        (20.3)
                                             ===============  ============  ===========  ===============

     Segments - Our operations are aggregated into two reportable business segments: (i) Transocean Drilling and (ii) TODCO. We provide services with different types of drilling equipment in several geographic regions. The location of our operating assets and the allocation of resources to build or upgrade drilling units are determined by the activities and needs of customers. See Note 10.

     Interim Financial Information - The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of results of operations for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified.

     Stock-Based Compensation - Through December 31, 2002 and in accordance with the provisions of SFAS 123, Accounting for Stock-Based Compensation, we had elected to follow the Accounting Principles Board Opinion ("APB") 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock-based compensation plans. Stock-based compensation awards granted prior to January 1, 2003, if not subsequently modified, will continue to be accounted for under the recognition and measurement provisions of APB 25. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS 123 using the prospective method proscribed in SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Under the prospective method, all future employee stock-based compensation awards granted on or subsequent to January 1, 2003 are expensed over the vesting period based on the fair value of the underlying awards on the date of grant. The fair value of the stock options is determined using the Black-Scholes option pricing model, while the fair value of nonvested stock grants is determined based on the market price of our stock on the date of grant. Additionally, stock appreciation rights are recorded at fair value with the changes in fair value being recorded as compensation expense as incurred.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

     If compensation expense for grants to employees under our long-term incentive plan and employee stock purchase plan prior to January 1, 2003 was recognized using the fair value method of accounting under SFAS 123 rather than the intrinsic value method under APB 25, net income and earnings per share would have been reduced to the pro forma amounts indicated below (in millions, except per share data):

                                                         Three Months Ended
                                                              March 31,
                                                            --------------
                                                             2004    2003
                                                            ------  ------
Net Income as Reported                                      $22.7   $47.2
  Add back: Stock-based compensation expense included in
    reported net income, net of related tax effects           7.3     1.2

  Deduct: Total stock-based compensation expense
    determined under the fair value method for all awards,
    net of related tax effects
      Long-Term Incentive Plan                               (9.7)   (4.6)
      Employee Stock Purchase Plan                           (0.6)   (0.9)

                                                            ------  ------
  Pro Forma Net Income                                      $19.7   $42.9
                                                            ======  ======

Basic Earnings Per Share
  As Reported                                               $0.07   $0.15
  Pro Forma                                                  0.06    0.13

Diluted Earnings Per Share
  As Reported                                               $0.07   $0.15
  Pro Forma                                                  0.06    0.13

     Reclassifications - Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.

NOTE 3 - TODCO INITIAL PUBLIC OFFERING

     In February 2004, we completed the TODCO IPO, in which we sold 13.8 million shares of TODCO's class A common stock, representing approximately 23 percent of TODCO's total outstanding shares, at $12.00 per share. We received net proceeds of $155.7 million from the IPO and recognized a gain of approximately $39.4 million ($0.12 per diluted share) in the first quarter of 2004, which represented the excess of net proceeds received over the net book value of the shares of TODCO sold in the IPO. We hold an approximate 77 percent interest in TODCO, represented by 46.2 million shares of class B common stock, and we have approximately 94 percent of the outstanding voting interest in TODCO. Each share of our class B common stock has five votes per share compared to one vote per share of class A common stock. We consolidate TODCO in our financial statements as a business segment.

     We entered into various agreements with TODCO to set forth our respective rights and obligations relating to our businesses and to effect the separation of our two companies. These agreements included a master separation agreement, tax sharing agreement, employee matters agreement, transition services agreement and registration rights agreement.

     As a result of the deconsolidation of TODCO from our other U.S. subsidiaries for U.S. federal income tax purposes in conjunction with the IPO, we established an initial valuation allowance of approximately $31.0 million ($0.09 per diluted share) against the estimated deferred tax assets of TODCO in excess of its deferred tax liabilities,

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

taking into account prudent and feasible planning strategies as required by SFAS 109, Accounting for Income Taxes. The ultimate amount of such valuation allowance could vary significantly depending upon a number of factors, including the final allocation of tax benefits between TODCO and our other subsidiaries under applicable law, taxable income for calendar year 2004 and our ability to implement planning strategies under SFAS 109.

     In conjunction with the closing of the TODCO IPO, TODCO granted nonvested restricted stock and stock options to certain of its employees under its long-term incentive plan and certain of these awards vested at the time of grant. In accordance with the provisions of SFAS 123, TODCO expects to recognize as compensation expense approximately $17.0 million over the vesting periods of the awards. TODCO recognized approximately $6.0 million ($0.02 per Transocean's diluted share) in the first quarter of 2004 as a result of the immediate vesting of certain awards. TODCO will amortize the remaining amount of approximately $11.0 million to compensation expense over the next three years with approximately $5.0 million over the remainder of 2004 and approximately $5.0 million and $1.0 million in 2005 and 2006, respectively. In addition, certain of TODCO's employees held options that were granted prior to the IPO to acquire our ordinary shares. In accordance with the employee matters agreement, these options were modified at the IPO date, which resulted in the accelerated vesting of the options and the extension of the term of the options through the original contractual life. In connection with the modification of these options, TODCO recognized approximately $1.5 million additional compensation expense in the first quarter of 2004.

NOTE 4 - ASSET DISPOSITIONS, RETIREMENTS AND IMPAIRMENTS

     Asset Dispositions and Retirements - During the three months ended March 31, 2004, we settled insurance claims and sold a marine support vessel and certain other assets for net proceeds of approximately $10.5 million and recorded net gains of $0.7 million, net of tax of $0.4 million, and $2.7 million ($0.01 per diluted share), which had no tax effect, in our Transocean Drilling and TODCO segments, respectively.

     In January 2003, in our Transocean Drilling segment, we completed the sale of a jackup rig, the RBF 160, for net proceeds of $13.1 million and recognized a gain of $0.2 million, net of tax of $0.1 million. The proceeds were received in December 2002.

     During the three months ended March 31, 2003, we settled an insurance claim and sold certain other assets for net proceeds of approximately $2.2 million and recorded net gains of $1.2 million, net of tax benefit of $0.01 million, in our Transocean Drilling segment.

     Impairments - During the three months ended March 31, 2003, we recorded an after-tax, non-cash impairment charge of $1.0 million in our Transocean Drilling segment as a result of our decision to discontinue the leases on our oil and gas properties. The impairment was determined and measured based on the remaining book value of the assets and management's assessment of the fair value at the time the decision was made.

NOTE 5 - ASSETS HELD FOR SALE

     In March 2004, in our Transocean Drilling segment we entered into an agreement to sell a semisubmersible rig, the Sedco 602, in connection with our efforts to dispose of certain non-strategic assets. The sale of the Sedco 602, which has been idle since February 2003, is expected to close in the second quarter of 2004 and has met the remaining held for sale criteria in accordance with SFAS 144, Accounting for Impairment and Disposal of Long-Lived Assets. The rig was classified as an asset held for sale in March 2004 and is included in other assets in our condensed consolidated balance sheet at March 31, 2004. The estimated fair value less selling costs exceeds the rig's carrying value of approximately $6.7 million and, as such, no loss has been recognized for the three months ended March 31, 2004. We had no assets classified as held for sale at December 31, 2003.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

NOTE 6 - INCOME TAXES

     As a result of anticipated 2004 earnings, the annual effective tax rate is estimated to be approximately 27.3 percent during 2004 on earnings before TODCO IPO related items and loss on debt retirements.

     During the quarter ended March 31, 2004 and in conjunction with the IPO, we established a valuation allowance of approximately $31.0 million ($0.09 per diluted share) against the deferred tax assets of TODCO in excess of its deferred tax liabilities. See Note 3.

NOTE 7 - DEBT

     Debt, net of unamortized discounts, premiums and fair value adjustments, is comprised of the following (in millions):

                                                                              March 31,   December 31,
                                                                                2004         2003
                                                                             ----------  -------------

6.75% Senior Notes, due April 2005                                           $    359.1  $       361.2
7.31% Nautilus Class A1 Amortizing Notes - final maturity May 2005                 52.9           63.6
6.95% Senior Notes, due April 2008                                                268.5          269.5
9.5% Senior Notes, due December 2008                                               11.3          357.3
800 Million Revolving Credit Agreement - final maturity December 2008             200.0          250.0
6.625% Notes, due April 2011                                                      794.4          797.3
7.375% Senior Notes, due April 2018                                               250.4          250.4
Zero Coupon Convertible Debentures, due May 2020 (put options exercisable
  May 2008 and May 2013)                                                           16.7           16.5
1.5% Convertible Debentures, due May 2021 (put options exercisable May
  2006, May 2011 and May 2016)                                                    400.0          400.0
8% Debentures, due April 2027                                                     198.1          198.1
7.45% Notes, due April 2027 (put options exercisable April 2007)                   94.9           94.8
7.5% Notes, due April 2031                                                        597.5          597.5
Other                                                                               2.6            1.9
                                                                             ----------  -------------
Total Debt                                                                      3,246.4        3,658.1
Less Debt Due Within One Year                                                      47.2           45.8
                                                                             ----------  -------------
  Total Long-Term Debt                                                       $  3,199.2  $     3,612.3
                                                                             ==========  =============

     The scheduled maturity of our debt, at face value, assumes the bondholders exercise their options to require us to repurchase the 1.5% Convertible Debentures, 7.45% Notes and Zero Coupon Convertible Debentures in May 2006, April 2007 and May 2008, respectively, and is as follows (in millions):

                          Twelve Months
                              Ending
                             March 31,
                          --------------

2005                      $         47.2
2006                               358.8
2007                               400.0
2008                               100.0
2009                               479.2
Thereafter                       1,750.0
                          --------------
  Total                   $      3,135.2
                          ==============

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

     Commercial Paper Program - We have a revolving credit agreement, described below, which, together with previous revolving credit agreements, provided liquidity through commercial paper borrowings during 2003. Because we believed our current cash balances and the revolving credit agreement described below provided us with adequate liquidity, we terminated our Commercial Paper Program during the first quarter of 2004.

     Revolving Credit Agreements - We are party to an $800.0 million five-year revolving credit agreement (the "Revolving Credit Agreement") dated December 16, 2003. The Revolving Credit Agreement bears interest, at our option, at a base rate or London Interbank Offered Rate ("LIBOR") plus a margin that can vary from
0.350 percent to 0.950 percent depending on our non-credit enhanced senior unsecured public debt rating. At March 31, 2004, the applicable margin was 0.500 percent. A facility fee varying from 0.075 percent to 0.225 percent depending on our non-credit enhanced senior unsecured public debt rating, is incurred on the daily amount of the underlying commitment, whether used or unused, throughout the term of the facility. At March 31, 2004, the applicable facility fee was
0.125 percent. A utilization fee of 0.125 percent is payable if amounts outstanding under the Revolving Credit Agreement are greater than $264.0 million. At March 31, 2004, $200.0 million was outstanding under the Revolving Credit Agreement.

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

     In December 2003, TODCO entered into a $75.0 million two-year revolving credit agreement (the "TODCO Revolving Credit Agreement"), which will reduce to $60.0 million in December 2004. The TODCO Revolving Credit Agreement bears interest, at TODCO's option, at a base rate plus a margin of 2.50 percent or LIBOR plus a margin of 3.50 percent. Utilization of the facility is limited by a borrowing base. Commitment fees on the unused portion of the facility are 1.50 percent of the average daily balance and are payable quarterly. At March 31, 2004, there were no borrowings under the TODCO Revolving Credit Agreement. The TODCO Revolving Credit Agreement requires compliance with various covenants and provisions customary for similar agreements of non-investment grade facilities. TODCO's Revolving Credit Agreement is not guaranteed by us.

     6.75%, 6.95%, 7.375% and 9.5% Senior Notes and Exchange Offer - In March 2002, we completed exchange offers and consent solicitations for TODCO's 6.75%, 6.95%, 7.375% and 9.5% Senior Notes (the "Exchange Offer"). As a result of the Exchange Offer, approximately $342.3 million, $247.8 million, $246.5 million and $289.8 million principal amount of TODCO's outstanding 6.75%, 6.95%, 7.375% and 9.5% Senior Notes, respectively, were exchanged for our newly issued 6.75%, 6.95%, 7.375% and 9.5% Senior Notes having the same principal amount, interest rate, redemption terms and payment and maturity dates (see "-Debt Redemption"). Because the holders of a majority in principal amount of each of these series of notes consented to the proposed amendments to the applicable indenture pursuant to which the notes were issued, some covenants, restrictions and events of default were eliminated from the indentures with respect to these series of notes. After the Exchange Offer, approximately $7.7 million, $2.2 million, $3.5 million and $10.2 million principal amount of the outstanding 6.75%, 6.95%, 7.375% and 9.5% Senior Notes, respectively, not exchanged remain the obligation of TODCO. These notes are combined with our notes of the corresponding series issued by us in the above table. In connection with the Exchange Offer, TODCO paid $8.3 million in consent payments to holders of TODCO's notes whose notes were exchanged. The consent payments are being amortized as an increase to interest expense over the remaining term of the respective notes. The 6.75%, 6.95%, 7.375% and 9.5% Senior Notes are redeemable at our option at a make-whole premium.

     Debt Redemption - In March 2004, we completed the redemption of our $289.8 million principal amount outstanding 9.5% Senior Notes due December 2008 at the make-whole premium price provided in the indenture. We redeemed these notes at 127.796% of face value or $370.3 million, plus accrued and unpaid interest. We recognized an

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

after-tax loss on the redemption of debt of approximately $28.1 million ($0.09 per diluted share) in the first quarter of 2004, which reflected adjustments for fair value of the debt at the R&B Falcon merger and the premium on the termination of the related interest rate swap. We funded the redemption with existing cash balances, which included proceeds from the TODCO IPO. The redemption did not affect the 9.5% Senior Notes due December 2008 of TODCO.

NOTE 8 - FINANCIAL INSTRUMENTS AND RISK CONCENTRATION

     Foreign Exchange Risk - Our international operations expose us to foreign exchange risk. This risk is primarily associated with compensation costs denominated in currencies other than the U.S. dollar and with purchases from foreign suppliers. We use a variety of techniques to minimize exposure to foreign exchange risk, including customer contract payment terms and foreign exchange derivative instruments.

     Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies typically have minimal impact on overall results. In situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases may be used. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange.

     We do not enter into derivative transactions for speculative purposes. At March 31, 2004, we had no material open foreign exchange contracts.

NOTE 9 - INTEREST RATE SWAPS

     In June 2001, we entered into interest rate swap agreements in the aggregate notional amount of $700.0 million with a group of banks relating to our $700.0 million aggregate principal amount of 6.625% Notes due April 2011. In February 2002, we entered into interest rate swap agreements with a group of banks in the aggregate notional amount of $900.0 million relating to our $350.0 million aggregate principal amount of 6.75% Senior Notes due April 2005, $250.0 million aggregate principal amount of 6.95% Senior Notes due April 2008 and $300.0 million aggregate principal amount of 9.5% Senior Notes due December 2008. The objective of each transaction was to protect the debt against changes in fair value due to changes in the benchmark interest rate. Under each interest rate swap, we received the fixed rate equal to the coupon of the hedged item and paid LIBOR plus a margin of 50 basis points, 246 basis points, 171 basis points and 413 basis points, respectively, which were designated as the respective benchmark interest rates, on each of the interest payment dates until maturity of the respective notes. The hedges were considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rates over their term. As a result, the shortcut method applied and there was no requirement to periodically reassess the effectiveness of the hedges during the term of the swaps.

     In January 2003, we terminated the swaps with respect to our 6.75%, 6.95% and 9.5% Senior Notes. In March 2003, we terminated the swaps with respect to our 6.625% Notes. As a result of these terminations, we received cash proceeds, net of accrued interest, of approximately $173.5 million that was recognized as a fair value adjustment to long-term debt in our consolidated balance sheet and is being amortized as a reduction to interest expense over the life of the underlying debt. During the three months ended March 31, 2004 and 2003, such reduction amounted to $6.7 million (or $0.02 per diluted share) and $3.5 million (or $0.01 per diluted share), respectively. As a result of the redemption of our 9.5% Senior Notes in March 2004, we recognized the remaining swap premium of $22.0 million on the termination of the related interest rate swap against the loss on retirement of debt (see Note 7).

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

     At March 31, 2004 and December 31, 2003, we had no outstanding interest rate swaps.

NOTE  10  -  SEGMENTS

     Our operations are aggregated into two reportable segments: (i) Transocean Drilling and (ii) TODCO. The Transocean Drilling segment consists of floaters, jackups and other rigs used in support of offshore drilling activities and offshore support services. The TODCO segment consists of our interest in TODCO, which conducts jackup, drilling barge, land rig, submersible and other operations located in the U.S. Gulf of Mexico and inland waters, Mexico, Trinidad and Venezuela. We provide services with different types of drilling equipment in several geographic regions. The location of our rigs and the allocation of resources to build or upgrade rigs is determined by the activities and needs of customers. Accounting policies of the segments are the same as those described in Note 2. We account for intersegment revenue and expenses as if the revenue or expenses were to third parties at current market prices.

     Operating revenues and income before income taxes and minority interest by segment were as follows (in millions):

                                                               Three Months Ended March 31,
                                                            ----------------------------------
                                                                  2004              2003
                                                            ----------------  ----------------
Operating Revenues
  Transocean Drilling                                       $         578.2   $         562.7
  TODCO                                                                73.8              53.3
                                                            ----------------  ----------------
    Total Operating Revenues                                $         652.0   $         616.0
                                                            ----------------  ----------------

Operating Income (Loss) Before General and Administrative
    Expense
  Transocean Drilling (a)                                   $         178.2   $         144.0
  TODCO (b)                                                           (26.9)            (28.5)
                                                            ----------------  ----------------
                                                                      151.3             115.5
Unallocated general and administrative expense                        (15.1)            (13.9)
Unallocated other expense, net                                        (69.7)            (42.7)
                                                            ----------------  ----------------
  Income Before Income Taxes and Minority Interest          $          66.5   $          58.9
                                                            ================  ================

----------------------
(a) The three months ended March 31, 2004 includes a $39.4 million gain from the TODCO initial public offering.
(b) The three months ended March 31, 2004 and 2003 include $12.4 million and $4.6 million, respectively, of operating and maintenance expense that TODCO classifies as general and administrative expense.

     Depreciation expense by segment was as follows (in millions):

                                Three Months Ended March 31,
                              --------------------------------
                                    2004             2003
                              -----------------  -------------

Transocean Drilling           $           107.3  $       103.6
TODCO                                      24.2           23.2
                              -----------------  -------------
  Total Depreciation Expense  $           131.5  $       126.8
                              =================  =============

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

     Total assets by segment were as follows (in millions):

                      March 31,   December 31,
                        2004         2003
                     ----------  -------------

Transocean Drilling  $ 10,675.7  $    10,874.0
TODCO                     766.7          788.6
                     ----------  -------------
  Total Assets       $ 11,442.4  $    11,662.6
                     ==========  =============

     Total capital expenditures by segment were as follows (in millions):

                                Three Months Ended March 31,
                              --------------------------------
                                   2004             2003
                              ---------------  ---------------

Transocean Drilling           $          15.5  $          22.8
TODCO                                     3.0              1.6
                              ---------------  ---------------
  Total Capital Expenditures  $          18.5  $          24.4
                              ===============  ===============

NOTE  11  -  EARNINGS  PER  SHARE

     The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in millions, except per share data):

                                                                    Three Months Ended March 31,
                                                                  --------------------------------
                                                                        2004             2003
                                                                  ----------------  --------------

NUMERATOR FOR BASIC AND DILUTED EARNINGS PER SHARE
Net Income for basic and diluted earnings per share               $           22.7  $         47.2
                                                                  ================  ==============

DENOMINATOR FOR DILUTED EARNINGS PER SHARE
Weighted-average shares outstanding for basic earnings per share             320.6           319.7
  Effect of dilutive securities:
    Employee stock options and unvested stock grants                           2.1             1.3
    Warrants to purchase ordinary shares                                       1.4             0.6
                                                                  ----------------  --------------
Adjusted weighted-average shares and assumed
    conversions for diluted earnings per share                               324.1           321.6
                                                                  ================  ==============

BASIC AND DILUTED EARNINGS PER SHARE
  Net Income                                                      $           0.07  $         0.15
                                                                  ================  ==============

     Ordinary shares subject to issuance pursuant to the conversion features of the convertible debentures are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share because the effect of including those shares is anti-dilutive for the three months ended March 31, 2004 and 2003.

NOTE  12  -  CONTINGENCIES

     Legal Proceedings - One of our subsidiaries is involved in an action with respect to customs penalties relating to the Sedco 710 semisubmersible drilling rig. Prior to our merger with Sedco Forex Holdings Limited ("Sedco Forex"), this drilling rig, which was working for Petrobras in Brazil at the time, had been admitted into the country on a temporary basis under authority granted to a Schlumberger entity. Prior to the merger with Sedco Forex at the end of

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

1999, the drilling contract was moved to an entity that would become one of our subsidiaries. In early 2000, the drilling contract was extended for another year. On January 10, 2000, the temporary import permit granted to the Schlumberger entity expired, and renewal filings were not made until later that January. In April 2000, the Brazilian customs authorities cancelled the import permit. The Schlumberger entity filed an action in the Brazilian federal court of Campos for the purpose of extending the temporary admission. Other proceedings were also initiated in order to secure the transfer of the temporary admission to our subsidiary. Ultimately, the court permitted the transfer to our entity but has not ruled that the temporary admission could be extended without the payment of a financial penalty. During the first quarter of 2004, the customs office renewed its efforts to collect a penalty and issued a second assessment for this penalty but has now done so against our subsidiary. The assessment is for approximately $50 million. We believe that the amount of the assessment, even if it were appropriate, should only be approximately $7.6 million and should in any event be assessed against the Schlumberger entity. We and Schlumberger are contesting our respective assessments. We have put Schlumberger on notice that we consider any assessment to be the responsibility of Schlumberger. We do not expect the ultimate outcome of this matter to have a material adverse effect on our business or consolidated financial position.

     We have certain other actions or claims pending that have been previously discussed and reported in our Annual Report on Form 10-K for the year ended December 31, 2003 and our other reports filed with the Securities and Exchange Commission. There have been no material developments in these previously reported matters. We are involved in a number of other lawsuits, all of which have arisen in the ordinary course of our business. We do not believe that ultimate liability, if any; resulting from any such other pending litigation will have a material adverse effect on our business or consolidated financial position.

     Letters of Credit and Surety Bonds - We had letters of credit outstanding at March 31, 2004 totaling $190.7 million. These letters of credit guarantee various contract bidding and insurance activities under various lines provided by several banks.

     As is customary in the contract drilling business, we also have various surety bonds totaling $121.8 million in place at March 31, 2004 that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.

NOTE 13 - SALE/LEASEBACK TRANSACTION

     We lease the drillship M. G. Hulme, Jr. from Deep Sea Investors, L.L.C., a special purpose entity formed by several leasing companies to acquire the rig from one of our subsidiaries in November 1995 in a sale/leaseback transaction. We are obligated to pay rent of approximately $13 million per year through November 2005. At the termination of the lease, we may purchase the rig for a maximum amount of approximately $35.7 million. Effective September 2002, the lease neither requires that collateral be maintained nor contains any credit rating triggers.

     We adopted and applied the provisions of FASB Interpretation ("FIN") 46, Consolidation of Variable Interest Entities, as revised December 31, 2003, effective December 31, 2003 for all variable interest entities. FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Because the sale/leaseback agreement is with an entity in which we have no direct investment, we are not entitled to receive the financial statements of the leasing entity and the equity holders of the leasing company will not release the financial statements or other financial information to us in order for us to make the determination of whether the entity is a variable interest entity. In addition, without the financial statements, we are unable to determine if we are the primary beneficiary of the entity and, if so, what we would consolidate. We have no exposure to loss as a result of the sale/leaseback agreement. We currently account for the lease of this semisubmersible drilling rig as an operating lease.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

NOTE 14 - RELATED PARTY TRANSACTIONS

     Delta Towing - In January 2003, Delta Towing LLC ("Delta Towing") failed to make its scheduled quarterly interest payment of $1.7 million on the notes receivable. We signed a 90-day waiver of the terms requiring payment of interest. During the three months ended March 31, 2003, we earned interest income related to the notes receivable and the three-year revolving credit facility of $1.5 million and $0.1 million, respectively.

     As a result of the adoption of FIN 46 and a determination that TODCO was the primary beneficiary for accounting purposes of Delta Towing, TODCO consolidated Delta Towing effective December 31, 2003 and intercompany transactions and accounts have been eliminated.

NOTE 15 - RESTRUCTURING CHARGES

     In September 2002, we committed to restructuring plans in France and Norway. We established a liability of approximately $4.0 million for the estimated severance-related costs associated with the involuntary termination of 24 employees pursuant to these plans. The charge was reported as operating and maintenance expense in our consolidated statements of operations related to the Transocean Drilling segment. Through March 31, 2004, approximately $3.6 million had been paid to 24 employees representing full or partial payments. In June
2003, we released the expected surplus liability of $0.3 million to operating and maintenance expense in the Transocean Drilling segment. Substantially all of the remaining liability is expected to be paid by the end of the first quarter in 2005.

NOTE 16 - RETIREMENT PLANS AND OTHER POSTEMPLOYMENT BENEFITS

     Defined Benefit Pension Plans - We have several defined benefit pension plans, both funded and unfunded, covering substantially all U.S. employees except for TODCO employees. We also have various defined benefit plans that cover Norway employees, Nigeria employees, and various current and former employees covered under certain frozen plans acquired in the connection with the R&B Falcon merger. Net periodic benefit cost for these defined benefit pension plans included the following components (in millions):

                                               Three Months Ended
                                                    March 31,
                                             ------------------------
                                                2004         2003
                                             -----------  -----------
COMPONENTS OF NET PERIODIC BENEFIT COST (A)
Service cost                                 $      3.9   $      4.2
Interest cost                                       4.2          4.6
Expected return on plan assets                     (4.8)        (4.9)
Amortization of transition obligation               0.1          0.1
Amortization of prior service cost                  0.1          0.3
Recognized net actuarial losses                     0.6          0.2
                                             -----------  -----------
   Benefit cost                              $      4.1   $      4.5
                                             ===========  ===========

---------------------------

(a)  Amounts are before income tax effect.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


     Postretirement Benefits Other Than Pensions - We have several unfunded contributory and noncontributory postretirement benefit plans covering substantially all of our Transocean Drilling segment U.S. employees. Net periodic benefit cost for these other postretirement plans included the following components (in millions):

                                                Three Months Ended
                                                     March 31,
                                             ------------------------
                                                2004         2003
                                             -----------  -----------
COMPONENTS OF NET PERIODIC BENEFIT COST (a)
Service cost                                 $      0.3   $      0.5
Interest cost                                       0.5          0.9
Amortization of prior service cost                 (0.6)         0.1
Recognized net actuarial losses                     0.4          0.3
SFAS 88 settlements/curtailments                      -         (0.6)
                                             -----------  -----------
  Benefit cost                               $      0.6   $      1.2
                                             ===========  ===========

----------------------------

     (a)  Amounts are before income tax effect.

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

     In January 2004, the FASB staff issued FASB Staff Position ("FSP") 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The deferral will continue to apply until authoritative guidance on the accounting for the federal subsidy is issued or a significant event occurs that would ordinarily call for remeasurement of a plan's assets and obligations. We elected to defer accounting for the Act and will continue to assess the effects the Act will have on our postretirement benefit plan costs. As a result of the deferral election, the disclosures above relating to the net periodic postretirement benefit costs do not reflect the effects of the Act on our postretirement benefit plans. The finalization of pending authoritative guidance could require restatement of previously reported information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the unaudited condensed consolidated financial statements included under "Item 1. Financial Statements" herein and the audited consolidated financial statements and the notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2003.

OVERVIEW

     Transocean Inc. (together with our subsidiaries and predecessors, unless the context requires otherwise, "Transocean," "we," "us" or "our") is a leading international provider of offshore contract drilling services for oil and gas wells. As of April 30, 2004, we owned, had partial ownership interests in or operated 95 mobile offshore and barge drilling units, excluding the fleet of TODCO (together with its subsidiaries and predecessors, unless the context requires otherwise, "TODCO"), a publicly traded company in which we own a majority interest. As of this date, our fleet included 32 High-Specification semisubmersibles and drillships ("floaters"), 25 Other Floaters, 26 Jackup Rigs and 12 Other Rigs. As of April 30, 2004, TODCO's fleet consisted of 24 jackup rigs, 30 drilling barges, nine land rigs, three submersible drilling rigs and four other drilling rigs.

     Our mobile offshore drilling fleet is considered one of the most modern and versatile fleets in the world. Our primary business is to contract these drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. We specialize in technically demanding segments of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services. We also provide additional services, including integrated well services and management of third party well service activities.

     Certain key measures of our total company results of operations and financial condition are as follows:

                                          Three Months Ended March 31,
                                       -----------------------------------
                                              2004               2003            Change
                                       -------------------  --------------  -----------------
                                            (In millions, except dayrates and percentages)
Average dayrate (a)                    $           71,600   $      69,100   $          2,500
Utilization (b)                                        56%             55%               N/A
STATEMENT OF OPERATIONS
Operating revenue                      $            652.0   $       616.0   $           36.0
Operating and maintenance expense                   412.4           374.1               38.3
Operating income                                    136.2           101.6               34.6
Net income                                           22.7            47.2              (24.5)

                                             March 31,         December 31,
                                               2004               2003           Change
                                       -------------------  ---------------  ----------------
                                                             (In millions)
BALANCE SHEET DATA (AT END OF PERIOD)
Cash                                   $            397.9   $       474.0   $          (76.1)
Total Assets                                     11,442.4        11,662.6             (220.2)
Debt                                              3,246.4         3,658.1             (411.7)

----------------------------

"N/A" means not applicable.

(a) Average dayrate is defined as contract drilling revenue earned per revenue earning day. Average dayrates for the period ended March 31, 2004 have been adjusted from those previously reported in our press release dated April 27, 2004 to reflect the adjustment of $13.7 million from other revenue to contract drilling revenue.
(b) Utilization is the total actual number of revenue earning days as a percentage of the total number of calendar days in the period.

     Our revenue and operating and maintenance expenses increased due to the addition of the drillships Deepwater Pathfinder and Deepwater Frontier as a result of the 2003 acquisitions of the portions of the Deepwater Drilling L.L.C. ("DD LLC") and Deepwater Drilling II L.L.C. ("DDII LLC") joint ventures previously held by ConocoPhillips and the subsequent payoff of the synthetic lease financing arrangements in late December 2003. In addition, operating revenue and operating and maintenance expense increased due to the riser separation incident on the drillship Discoverer Enterprise (see "-Significant Events"), as well as from integrated services provided to our client. Our first quarter 2004 financial results included the recognition of a non-cash charge pertaining to a loss on retirement of debt. We also recognized a gain on the TODCO initial public offering ("IPO") that was partially offset by a tax valuation allowance and stock option expense recorded in relation to the IPO (see "-Significant Events"). Debt and cash decreased during the three months ended March 31, 2004 primarily as a result of repayments on debt instruments as we continue to maintain our focus on debt reduction, which was partially offset by proceeds received from the TODCO IPO.

     Our operations are aggregated into two reportable segments: (i) Transocean Drilling and (ii) TODCO. The Transocean Drilling segment consists of floaters, jackups and other rigs used in support of offshore drilling activities and offshore support services. The TODCO segment consists of our interest in TODCO, which conducts jackup, drilling barge, land rig, submersible and other operations in the U.S. Gulf of Mexico and inland waters, Mexico, Trinidad and Venezuela. We provide services with different types of drilling equipment in several geographic regions. The location of our rigs and the allocation of resources to build or upgrade rigs is determined by the activities and needs of our customers.

     We have categorized our Transocean Drilling segment fleet into a "High-Specification Floaters" category, consisting of our "Fifth-Generation Deepwater Floaters," "Other Deepwater Floaters" and "Other High-Specification Floaters," an "Other Floaters" category, a "Jackups" category and an "Other Rigs" category. Within our High-Specification Floaters category, we consider our Fifth-Generation Deepwater Floaters to be the semisubmersibles Deepwater Horizon, Cajun Express, Deepwater Nautilus, Sedco Energy and Sedco Express and the drillships Deepwater Discovery, Deepwater Expedition, Deepwater Frontier, Deepwater Millennium, Deepwater Pathfinder, Discoverer Deep Seas, Discoverer Enterprise, and Discoverer Spirit. These rigs were built in the last construction cycle and have high-pressure mud pumps and a water depth capability of 7,500 feet or greater. The Other Deepwater Floaters are generally those other semisubmersible rigs and drillships that have a water depth capacity of at least 4,500 feet. The Other High-Specification Floaters are those rigs capable of drilling in harsh environments that were built as fourth-generation rigs in the mid- to late-1980's and have greater displacement than previously constructed rigs resulting in larger variable load capacity, more useable deck space and better motion characteristics. The Other Floaters category is generally comprised of those non-high-specification floaters with a water depth capacity of less than 4,500 feet. The Jackups category consists of this segment's jackup fleet, and the Other Rigs category consists of other rigs that are of a different type or use. We believe these categories better reflect how we view, and how we believe our investors and the industry view, our fleet in an effort to better reflect our strategic focus on the ownership and operation of premium high-specification floating rigs and jackups.

SIGNIFICANT EVENTS

Transocean Drilling Segment

     Debt Redemption - In March 2004, we completed the redemption of our $289.8 million principal amount outstanding 9.5% Senior Notes due December 2008 at the make-whole premium price provided in the indenture. We redeemed these notes at 127.796% of face value or $370.3 million, plus accrued and unpaid interest. We recognized an after-tax loss on the redemption of debt of approximately $28.1 million in the first quarter of 2004, which reflected adjustments for fair value of the debt at the merger ("R&B Falcon merger") with R&B Falcon Corporation ("R&B Falcon") and the premium on the termination of the related interest rate swap. We funded the redemption with existing cash balances, which included proceeds from the TODCO IPO. The redemption did not affect the 9.5% Senior Notes due December 2008 of TODCO.

     Operational Incident - In May 2003, we announced that a drilling riser had separated on our deepwater drillship Discoverer Enterprise and that the rig had temporarily suspended drilling operations for our customer. The rig resumed operations in July 2003 and we have been engaged in discussions with our customer to resolve a disagreement with respect to the incident. We resolved the disagreement in April 2004, the result of which had no significant effect on our results of operations. We remain in discussions with our insurers relating to an insurance claim for a portion of our losses stemming from this incident.

TODCO Segment

     IPO - In February 2004, we completed the TODCO IPO, in which we sold 13.8 million shares of TODCO's class A common stock, representing approximately 23 percent of TODCO's total outstanding shares, at $12.00 per share. We received net proceeds of $155.7 million from the IPO and recognized a gain of approximately $39.4 million in the first quarter of 2004, which represents the excess of net proceeds received over the net book value of the shares of TODCO sold in the IPO. Additionally, as a result of the deconsolidation of TODCO from our other U.S. subsidiaries for U.S. federal income tax purposes in conjunction with the IPO, we established an initial valuation allowance of approximately $31.0 million against the estimated deferred tax assets of TODCO in excess of its deferred tax liabilities, taking into account prudent and feasible planning strategies as required by Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") 109, Accounting for Income Taxes. The ultimate amount of such valuation allowance could vary significantly depending upon a number of factors, including the final allocation of tax benefits between TODCO and our other subsidiaries under applicable law, taxable income for calendar year 2004 and our ability to implement tax planning strategies under SFAS 109.

     In conjunction with the closing of the TODCO IPO, TODCO granted nonvested restricted stock and stock options to certain of its employees under its long-term incentive plan and certain of these awards vested at the time of grant. In accordance with the provisions of the SFAS 123, Accounting for Stock-Based Compensation, TODCO expects to recognize as compensation expense approximately $17.0 million over the vesting periods of the awards. TODCO recognized approximately $6.0 million in the first quarter of 2004 as a result of the immediate vesting of certain awards. TODCO will amortize the remaining amount of approximately $11.0 million to compensation expense over the next three years with approximately $5.0 million over the remainder of 2004 and approximately $5.0 million and $1.0 million in 2005 and 2006, respectively. In addition, certain of TODCO's employees held options that were granted prior to the IPO to acquire our ordinary shares. In accordance with the employee matters agreement, these options were modified, which resulted in the accelerated vesting of the options and the extension of the term of the options through the original contractual life. In connection with the modification of these options, TODCO recognized approximately $1.5 million additional compensation expense in the first quarter of 2004.

     As of March 1, 2004, we held an approximate 77 percent interest in TODCO, represented by 46.2 million shares of class B common stock, and we have approximately 94 percent of the outstanding voting interest in TODCO. Each share of our class B common stock has five votes per share compared to one vote per share of the class A common stock. We consolidate TODCO in our financial statements as a separate business segment and expect to continue to consolidate TODCO in our financial statements until we no longer own a majority voting interest. TODCO was formerly known as R&B Falcon. Before the closing of the IPO, TODCO transferred to us all assets and businesses unrelated to TODCO's business. R&B Falcon's business was previously considerably broader than TODCO's ongoing business.

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

     Delta Towing - As a result of the adoption of FASB Interpretation ("FIN") 46 and a determination that TODCO was the primary beneficiary for accounting purposes of our joint venture, Delta Towing Holdings, LLC ("Delta Towing"), TODCO consolidated Delta Towing at December 31, 2003. Due to the consolidation of Delta

Towing, operating revenue and operating and maintenance expense increased during the three months ended March 31, 2004 by $6.8 million and $6.3 million, respectively.

OUTLOOK

     Drilling Market - During the first quarter of 2004, commodity prices remained at historically strong levels. While commodity prices may decline from current levels, we expect them to remain strong in historical terms. Future commodity price expectations have historically been a key driver for offshore drilling demand, although recent price levels have not necessarily translated into increased rig demand. The availability of quality drilling prospects, exploration success, relative production costs, the stage of reservoir development and political and regulatory environments also affect our customers' drilling programs.

     Prospects for our High-Specification Floaters appear to be gaining strength over the next six to nine months. However, a number of these units will conclude contracts in 2004 and, as a result, intermittent idle time is probable for some of these rigs. Since the commencement of 2004, five of our High-Specification rigs have received new contracts with durations of 12 to 36 months. We continue to believe that over the long term, deepwater exploration and development drilling opportunities in the Gulf of Mexico, West Africa and other market sectors represent a significant source of future deepwater rig demand, although the risk of project delays remains, especially in Nigeria and Angola.

     The outlook for activity for the non-U.S. jackup market sector is expected to remain relatively strong in 2004. There remains a current overcapacity in the West Africa jackup market sector, with three 300 foot capable rigs currently idle, but this excess capacity is expected to dissipate during the second half of 2004. The Middle East and India are both expected to see increases in jackup demand in 2004.

     The outlook for our Other Floaters that operate in the mid-water market sector remains weak as this sector continues to be significantly oversupplied globally. We expect overall North Sea industry fleet utilization to remain at current levels until the expected normal seasonal increase in demand in the summer months. Demand in the U.S. Gulf of Mexico market sector continues to be dampened by competition from deepwater rigs operating below their full water depth capability.

     TODCO expects the declining jackup rig supply in the U.S. Gulf Coast region to result in increased utilization and ultimately higher dayrates in 2004. Although TODCO has seen a slight improvement in this region beginning in the fourth quarter of 2003, utilization of their inland barge fleet has not risen to previous levels.

     Our operations are geographically dispersed in oil and gas exploration and development areas throughout the world. Rigs can be moved from one region to another, but the cost of moving a rig and the availability of rig-moving vessels may cause the supply and demand balance to vary somewhat between regions. However, significant variations between regions do not tend to exist long-term because of mobility. Consequently, we operate in a single, global offshore drilling market.

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

     As of April 27, 2004, approximately 50 percent of our Transocean Drilling segment fleet days were committed for the remainder of 2004 and approximately 26 percent for the year 2005.

     Tax Matters - As a result of our reorganization in 1999, we became a Cayman Islands company in a transaction commonly referred to as an "inversion." Legislation in various forms has been introduced in the U.S. House of Representatives and Senate that would change the tax law applicable to companies that have completed inversion transactions. Some of the proposals would have retroactive application and would treat us as a U.S.

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

     As a result of the deconsolidation of TODCO from our other U.S. subsidiaries for U.S. federal income tax purposes in conjunction with the IPO, we established an initial valuation allowance of approximately $31.0 million against the estimated deferred tax assets of TODCO in excess of its deferred tax liabilities, taking into account prudent and feasible planning strategies as required by SFAS 109. See "-Significant Events."

     Stock-Based Compensation Expense - As a result of the adoption in January 2003 of the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, using the prospective method prescribed by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, our stock-based compensation expense is expected to increase in 2004. The increase will result from the impact of a full year of expense related to our 2003 awards, compared to six months of expense in 2003, and expense related to our 2004 awards, expected to occur in July 2004. Future periods will continue to have increases in stock-based compensation expense until the impact of the layering effect of future awards is normalized. In addition, TODCO now has a long-term incentive plan in which it grants stock options and nonvested restricted stock to certain key employees (see "-Significant Events") that will also result in an increase in stock-based compensation expense in 2004.

PERFORMANCE AND OTHER KEY INDICATORS

     Fleet Utilization and Dayrates - The following table shows our average dayrate and utilization for the quarterly periods ended on or prior to March 31, 2004. Average dayrate is defined as contract drilling revenue earned per revenue earning day in the period. Utilization in the table below is defined as the total actual number of revenue earning days in the period as a percentage of the total number of calendar days in the period for all drilling rigs in our fleet. Average dayrates for the period ended March 31, 2004 have been adjusted from those previously reported in our press release dated April 27, 2004 to reflect the adjustment of $13.7 million from other revenue to contract drilling revenue.

                                                       Three Months Ended
                                         ----------------------------------------------
                                            March 31,     December 31,      March 31,
                                              2004            2003            2003
                                         --------------  --------------  --------------
Average Dayrates

Transocean Drilling Segment:
  High-Specification Floaters
    Fifth-Generation Deepwater Floaters  $     191,800   $     186,500   $     183,800
    Other Deepwater Floaters             $     101,300   $     101,400   $     113,600
    Other High-Specification Floaters    $     115,200   $     117,900   $     123,300
  Total High-Specification Floaters      $     143,500   $     141,800   $     144,600
  Other Floaters                         $      62,800   $      60,600   $      67,000
  Jackups                                $      51,400   $      53,700   $      56,900
  Other Rigs                             $      44,200   $      45,200   $      43,200
                                         --------------  --------------  --------------
Segment Total                            $      90,200   $      87,900   $      91,600
                                         --------------  --------------  --------------

                                         --------------  --------------  --------------
TODCO Segment                            $      25,700   $      21,500   $      18,500
                                         --------------  --------------  --------------

Total Drilling Fleet                     $      71,600   $      67,400   $      69,100
                                         ==============  ==============  ==============
Utilization

Transocean Drilling Segment:
  High-Specification Floaters
    Fifth-Generation Deepwater Floaters             92%             91%             97%
    Other Deepwater Floaters                        78%             69%             76%
    Other High-Specification Floaters               73%             74%             75%
  Total High-Specification Floaters                 83%             78%             83%
  Other Floaters                                    42%             47%             50%
  Jackups                                           83%             81%             87%
  Other Rigs                                        54%             53%             36%
                                         --------------  --------------  --------------
Segment Total                                       69%             68%             69%
                                         --------------  --------------  --------------

                                         --------------  --------------  --------------
TODCO Segment                                       38%             40%             38%
                                         --------------  --------------  --------------

Total Drilling Fleet                                56%             56%             55%
                                         ==============  ==============  ==============

     Contract Drilling Revenue - Our contract drilling revenues are based primarily on dayrates received for our drilling services and the number of operating days during the relevant periods. The level of our contract drilling revenue depends on dayrates, which in turn are primarily a function of industry supply and demand for drilling units in the markets in which we operate. During periods of high demand, our rigs typically achieve higher utilization and dayrates than during periods of low demand. Some of our drilling contracts also enable us to earn mobilization, contract preparation, capital upgrade, bonus and demobilization revenue. Mobilization, contract preparation and capital upgrade revenue earned on a lump sum basis is recognized over the original contract term. Bonus and demobilization revenue is recognized when earned.

     Other Revenue - Beginning with the first quarter of 2004, we began classifying our revenues into two categories: (1) contract drilling revenue and
(2) other revenue. Our other revenue represents client reimbursable revenue, integrated services revenue and other miscellaneous revenue. Other miscellaneous revenue typically consists of management service revenues, revenues from operation of Delta Towing's fleet of marine support vessels and other miscellaneous revenues.

     Operating and Maintenance Costs - Our operating and maintenance costs represent all direct and indirect costs associated with the operation and maintenance of our drilling rigs. The principal elements of these costs are direct and indirect labor and benefits, repair and maintenance, insurance, boat and helicopter rentals, professional and technical fees, freight costs, communications, customs duties, tool rentals and services, fuel and water, general taxes and licenses. Labor, repair and maintenance and insurance costs represent the most significant components of our operating and maintenance costs.

     We do not expect operating and maintenance expenses to necessarily fluctuate in proportion to changes in operating revenues. Operating revenues may fluctuate as a function of changes in dayrate. However, costs for operating a rig are generally fixed or only semi-variable regardless of the dayrate being earned. In addition, should our rigs incur idle time between contracts, we typically do not de-man those rigs because we will use the crew to prepare the rig for its next contract. During times of reduced activity, reductions in costs may not be immediate as portions of the crew may be required to prepare our rigs for stacking, after which time the crew members are assigned to active rigs or dismissed. In general, labor costs increase primarily due to higher salary levels and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the unit is performing and the age and condition of the equipment. While our per occurrence deductible levels for our hull and machinery and our protection and indemnity policies remained unchanged from 2003 at $10 million, we increased our additional aggregate annual insurance deductible for the current policy year in an effort to reduce costs. This additional aggregate annual deductible of $20 million is applied after the per occurrence deductible is met until it is fully utilized at which time the $10 million per occurrence applies for all remaining claims during the year.

     Depreciation Expense - Our depreciation expense is based on estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values of our assets. We generally compute depreciation using the straight-line method after allowing for salvage values.

     General and Administrative Expense - General and administrative expense includes all costs related to our corporate executives, directors, investor relations, corporate accounting and reporting, information technology, internal audit, legal, tax, treasury, risk management and human resource functions.

     Interest Expense - Interest expense consists of interest associated with our senior notes and other debt and related financing cost amortization. Interest expense is partially offset by the amortization of gains on interest rate swaps terminated during 2003. We expect the amortization of these gains to continue over the life of the related debt instruments (see "-Derivative Instruments").

     Income Taxes - Provisions for income taxes are based on expected taxable income, statutory rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Taxable income may differ from pre-tax income for financial accounting purposes, particularly in countries with revenue-based taxes. There is no expected relationship between the provision for income taxes and income before income taxes because the countries in which we operate have different taxation regimes. We provide a valuation allowance for deferred tax assets when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. See "-Critical Accounting Policies."

FINANCIAL CONDITION

     MARCH 31, 2004 COMPARED TO DECEMBER 31, 2003

                         March 31,  December 31,
                           2004        2003       Change     % Change
                       ------------  ---------  -----------  ---------
                              (In millions, except % change)
TOTAL ASSETS
  Transocean Drilling  $   10,675.7  $10,874.0  $   (198.3)       (2)%
  TODCO                       766.7      788.6       (21.9)       (3)%
                       ------------  ---------  -----------  ---------
                       $   11,442.4  $11,662.6  $   (220.2)       (2)%
                       ============  =========  ===========  =========

     The decrease in Transocean Drilling segment assets was mainly due to asset depreciation ($107.3 million) and a decrease in cash and cash equivalents ($76.9 million) that resulted primarily from the repayment of debt of approximately $431.0 million during the first quarter of 2004, partially offset by proceeds received from the TODCO IPO ($155.7 million) and cash from operations. The decrease in TODCO segment assets was primarily due to depreciation ($24.2 million).

LIQUIDITY AND CAPITAL RESOURCES

     SOURCES AND USES OF CASH

                                           Three Months Ended
                                                March 31,
                                            -----------------
                                              2004     2003     Change
                                            -------  --------  ---------
                                                   (In millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES
  Net income                                $  22.7  $  47.2   $  (24.5)
  Depreciation                                131.5    126.8        4.7
  Other non-cash items                         11.5     31.7      (20.2)
  Working capital                              26.5    (15.2)      41.7
                                            -------  --------  ---------
                                            $ 192.2  $ 190.5   $    1.7
                                            =======  ========  =========

     Net cash provided by operating activities increased slightly due to an increase in cash provided by working capital items of $41.7 million offset by a decrease in cash generated from net income items adjusted for non-cash activity of $40.0 million during the quarter ended March 31, 2004 as compared to the corresponding prior year period.

                                                       Three Months Ended
                                                            March 31,
                                                      --------------------
                                                         2004       2003     Change
                                                      ---------  ---------  --------
                                                                (In millions)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                $  (18.5)  $  (24.4)  $    5.9
  Proceeds from disposal of assets                        10.5        2.2        8.3
  Proceeds from TODCO IPO                                155.7          -      155.7
  Other, net                                               1.5        1.4        0.1
                                                      ---------  ---------  --------
                                                      $  149.2   $  (20.8)  $  170.0
                                                      =========  =========  ========

     Net cash provided by investing activities increased approximately $170.0 million for the three months ended March 31, 2004 as compared to net cash used in investing activities in the same period in the previous year. The increase is primarily the result of the proceeds from the TODCO IPO of $155.7 million (see "-Significant Events") combined with an increase in proceeds from asset sales and a reduction in capital expenditures as compared to the corresponding prior year period.

                                                          Three Months Ended
                                                               March 31,
                                                          -------------------
                                                            2004       2003       Change
                                                          ---------  ---------  ----------
                                                                   (In millions)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Net borrowings from issuance of debt                    $    1.1   $      -   $     1.1
  Repayments on revolving credit agreements                  (50.0)         -       (50.0)
  Cash received from termination of interest rate swaps          -      173.5      (173.5)
  Repayments on other debt instruments                      (381.6)     (47.8)     (333.8)
  Other, net                                                  13.0       10.8         2.2
                                                          ---------  ---------  ----------
                                                          $ (417.5)  $  136.5   $  (554.0)
                                                          ---------  ---------  ----------

     The increase in net cash used in financing activities is primarily attributable to the early redemption of our 9.5% Senior Notes during the first quarter of 2004 coupled with payments made on our $800 million revolving credit facility, partially offset by a decrease in scheduled debt payments due to the maturity of our 6.5% Senior Notes and 9.125% Senior Notes, as well as the early repayment of our Amortizing Term Loan in 2003. Additionally, we received interest rate swap termination proceeds of $173.5 million (see "-Derivative Instruments") during the first quarter of 2003, for which there was no comparable activity during the first quarter of 2004.

     CAPITAL  EXPENDITURES

     Capital expenditures totaled $18.5 million during the three months ended March 31, 2004 of which $15.5 million and $3.0 million related to the Transocean Drilling and TODCO segments, respectively.

     During 2004, we expect to spend approximately $103 million on our existing fleet, corporate infrastructure and major upgrades, excluding upgrades required and funded by our drilling contracts, which we anticipate will be approximately $30 million to $40 million. These amounts are dependent upon the actual level of operational and contracting activity. Excluding upgrades required and funded by our drilling contracts, we expect to spend approximately $96 million and $7 million on capital expenditures related to the Transocean Drilling and TODCO segments, respectively. We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales. We also have available credit under our revolving credit agreements (see "-Sources of Liquidity") and may engage in other commercial bank or capital market financings.

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

     Dispositions - In February 2004, we completed the TODCO IPO. See "-Significant Events."

     In March 2004, in our Transocean Drilling segment we entered into agreements to sell two semisubmersible rigs, the Sedco 600 and Sedco 602, for net proceeds of $52.7 million, in connection with our efforts to dispose of certain non-strategic assets. The sale of the Sedco 602, which has been idle since February 2003, is expected to close in the second quarter of 2004 and has met the remaining held for sale criteria in accordance with SFAS 144, Accounting for Impairment and Disposal of Long-Lived Assets. The Sedco 602 was classified as an asset held for sale in March 2004 and is included in other assets in our condensed consolidated balance sheet at March 31, 2004. The estimated fair value less selling costs exceeds the rig's carrying value of approximately $6.7 million and, as such, no loss has been recognized for the three months ended March 31, 2004. The sale of the Sedco 600 is expected to close during the fourth quarter of 2004 after completion of a drilling project.

     During the three months ended March 31, 2004, we settled insurance claims and sold a marine support vessel and certain other assets for net proceeds of approximately $10.5 million and recorded net gains of $0.7 million, net of tax of $0.4 million, and $2.7 million, which had no tax effect, in our Transocean Drilling and TODCO segments, respectively.

     SOURCES  OF  LIQUIDITY

     Our primary sources of liquidity in the first quarter of 2004 were our cash flows from operations, proceeds from the TODCO IPO and existing cash balances. Our primary uses of cash were debt repayment and capital expenditures. At March 31, 2004, we had $397.9 million in cash and cash equivalents.

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

     Excluding the acquisition of the Deepwater Pathfinder and Deepwater Frontier in December 2003, we have significantly reduced our capital expenditures compared to prior years due to the completion of our newbuild program in 2001 and ongoing efforts to contain capital expenditures. We expect capital expenditures for the fleet to be approximately $103 million in 2004, excluding those upgrades required and funded by our drilling contracts, which we anticipate will be approximately $30 million to $40 million.

     When cash on hand, cash flows from operations, proceeds from asset sales, including additional sales of our interest in TODCO, and committed bank facility availability exceed our expected liquidity needs, we may use a portion of such cash to reduce debt prior to scheduled maturity through repurchases, redemptions or tender offers, or make repayments on bank borrowings.

     At March 31, 2004 and December 31, 2003, our total debt was $3,246.4 million and $3,658.1 million, respectively. During the first quarter of 2004, we reduced net debt, a non-GAAP financial measure defined as total debt less swap receivables and cash and cash equivalents, by $335.6 million. The components of net debt at carrying value were as follows (in millions):

                                  March 31,    December 31,
                                    2004           2003
                                 -----------  --------------
Total Debt                       $  3,246.4   $     3,658.1
Less: Cash and cash equivalents      (397.9)         (474.0)

     We believe net debt provides useful information regarding the level of our indebtedness by reflecting the amount of indebtedness assuming cash and investments are used to repay debt. Net debt has been reduced each year since 2001 due to the fact that cash flows, primarily from operations and asset sales, have been greater than that needed for capital expenditures.

     Our internally generated cash flow is directly related to our business and the market sectors in which we operate. Should the drilling market deteriorate, or should we experience poor results in our operations, cash flow from operations may be reduced. However, we have continued to generate positive cash flow from operating activities over recent years and expect cash flow will continue to be positive over the next year. Also, as a result of the TODCO IPO, we do not have access to TODCO's cash flows as we do with our wholly owned subsidiaries.

     We have access to a bank line of credit under an $800 million five-year revolving credit agreement expiring in December 2008. As of March 31, 2004, $600.0 million remained available under this credit line. Because our current cash balances and this revolving credit agreement provide us with adequate liquidity, we terminated our commercial paper program during the first quarter of 2004.

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

     TODCO has access to a bank line of credit under a $75 million two-year revolving credit agreement (the "TODCO Revolving Credit Agreement"), which will reduce to $60 million in December 2004 and expires in December 2005. As of March 31, 2004, $75 million remained available under this line of credit. The TODCO Revolving Credit Agreement requires compliance with various covenants and provisions customary for similar agreements of non-investment grade facilities. TODCO's Revolving Credit Agreement is not guaranteed by us.

     In April 2001, the Securities and Exchange Commission ("SEC") declared effective our shelf registration statement on Form S-3 for the proposed offering from time to time of up to $2.0 billion in gross proceeds of senior or subordinated debt securities, preference shares, ordinary shares and warrants to purchase debt securities, preference shares, ordinary shares or other securities. At March 31, 2004, $1.6 billion in gross proceeds of securities remained unissued under the shelf registration statement.

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

     Gains and losses on foreign exchange derivative instruments that qualify as accounting hedges are deferred as accumulated other comprehensive income and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments that do not qualify as hedges for accounting purposes are recognized currently based on the change in market value of the derivative instruments. At March 31, 2004, we had no material open foreign exchange derivative instruments.

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

     In January 2003, we terminated the swaps with respect to our 6.75% Senior Notes due April 2005, 6.95% Senior Notes due April 2008 and 9.5% Senior Notes due December 2008. In March 2003, we terminated the swaps with respect to our 6.625% Notes due April 2011. As a result of these terminations, we received cash proceeds, net of accrued interest, of approximately $173.5 million that was recognized as a fair value adjustment to long-term debt in our consolidated balance sheet and is being amortized as a reduction to interest expense over the life of the underlying debt. We previously reported that we expected such reduction to be approximately $27.2 million in 2004. As a result of the redemption of our 9.5% Senior Notes in March 2004, we recognized the remaining swap premium of $22.0 million on the termination of the related interest rate swap as a reduction to loss on retirement of debt (see "-Operating Results"). Based on the premiums remaining on the terminated interest rate swaps, such reduction is now expected to be approximately $24.0 million in 2004.

OPERATING  RESULTS

     THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

     Following is an analysis of our Transocean Drilling segment and TODCO segment operating results, as well as an analysis of income and expense categories that we have not allocated to our two segments.

Transocean  Drilling  Segment

                                                                 Three Months Ended
                                                                     March 31,
                                                             -------------------------
                                                                  2004         2003          Change          % Change
                                                             ------------  ------------  ---------------  ---------------
                                                                  (In millions, except day amounts and percentages)

Operating days                                                     5,937         5,882               55                1%
Utilization (a)                                                      69%           69%              N/A               N/M
Average dayrate (b)                                          $    90,200   $    91,600   $       (1,400)             (2)%

Contract drilling revenues                                   $     535.5   $     539.0   $         (3.5)             (1)%
Other revenues                                                      42.7          23.7             19.0               80%
                                                             ------------  ------------  ---------------  ---------------
                                                                   578.2         562.7             15.5                3%
Operating and maintenance expense                                  333.2         315.5             17.7                6%
Depreciation                                                       107.3         103.6              3.7                4%
Impairment loss on long-lived assets                                   -           1.0             (1.0)              N/M
Gain from sale of assets, net                                       (1.1)         (1.4)             0.3             (21)%
Gain from TODCO initial public offering                            (39.4)            -            (39.4)              N/M
                                                             ------------  ------------  ---------------  ---------------
Operating income before general and administrative expense   $     178.2   $     144.0   $         34.2               24%
                                                             ============  ============  ===============  ===============

----------------------------
"N/A"  means  not  applicable
"N/M"  means  not  meaningful

(a) Utilization is defined as the total actual number of revenue earning days as a percentage of total number of calendar days in the period.
(b) Average dayrate is defined as contract drilling revenue earned per revenue earning day.

     The contract drilling and other revenues for the period ended March 31, 2004 have been adjusted from that previously reported in our earnings press release dated April 27, 2004 by $13.7 million, which was reclassified from other revenues to contract drilling revenues.

     This segment's contract drilling revenues were negatively impacted by approximately $39.0 million due to a decline in average dayrates and by the release of a provision of $3.3 million due to a favorable settlement of a contract dispute related to penalties on the Peregrine I during the first quarter of 2003 with no comparable activity for the same period in 2004. These decreases were partially offset by approximately $38.6 million of contract drilling revenues from the release of a provision during the first quarter of 2004 for the Discoverer Enterprise riser separation incident that occurred in May 2003 and from the Deepwater Frontier and Deepwater Pathfinder as a result of the consolidation of DDII LLC and DD LLC late in the second and fourth quarters, respectively, of 2003.

     Other revenues for the three months ended March 31, 2004 included increases of $24.8 million primarily related to integrated services, partially offset by a decrease of $5.0 million from client reimbursable revenue.

     The increase in this segment's operating and maintenance expense was primarily related to approximately $38.1 million of costs associated with the riser separation incident on the Discoverer Enterprise, integrated services, Deepwater Frontier and Deepwater Pathfinder as a result of the consolidation of DDII LLC and DD LLC late in the second and fourth quarters, respectively, of 2003 and loss on retirement during the first quarter of 2004. Partially offsetting these increases were decreased operating and maintenance expenses of approximately $9.5 million related to an estimated loss contract during 2003 and the favorable settlement of litigation during 2004.

     The increase in this segment's depreciation expense resulted primarily from $3.2 million of additional depreciation expense related to the Deepwater Frontier and Deepwater Pathfinder as a result of the late December 2003 payoff of the synthetic lease financing arrangements by DDII LLC and DD LLC, respectively, which were consolidated late in the second and fourth quarters, respectively, of 2003.

     During the three months ended March 31, 2003, this segment recorded a pre-tax non-cash impairment charge of $1.0 million, which resulted from the Company's decision to discontinue its leases on its oil and gas properties. The impairment was determined and measured based on the remaining book value of the assets at the time the decision was made to discontinue the leases.

TODCO Segment

                                                              Three Months Ended
                                                                   March 31,
                                                           -------------------------
                                                               2004         2003          Change        % Change
                                                           ------------  ------------  --------------  ------------
                                                               (In millions, except day amounts and percentages)
Operating days                                                   2,414         2,622            (208)          (8)%
Utilization (a)                                                    38%           38%             N/A            N/M
Average dayrate (b)                                        $    25,700   $    18,500   $       7,200            39%

Contract drilling revenues                                 $      62.0   $      48.5   $        13.5            28%
Other revenues                                                    11.8           4.8             7.0            N/M
                                                           ------------  ------------  --------------  ------------
                                                                  73.8          53.3            20.5            38%
Operating and maintenance                                         79.2          58.6            20.6            35%
Depreciation                                                      24.2          23.2             1.0             4%
Gain from sale of assets, net                                     (2.7)            -            (2.7)           N/M
                                                           ------------  ------------  --------------  ------------
Operating loss before general and administrative expense.  $     (26.9)  $     (28.5)  $         1.6             6%
                                                           ============  ============  ==============  ============

_________________
"N/A" means not applicable
"N/M" means not meaningful

(a) Utilization is defined as the total actual number of revenue earning days as a percentage of total number of calendar days in the period.
(b) Average dayrate is defined as contract drilling revenue earned per revenue earning day.

     The increase in this segment's contract drilling revenue was due primarily to approximately $13.9 million from the contract of three jackup rigs in Venezuela (THE 156) and Mexico (THE 205 and THE 206).

     Other revenues for the three months ended March 31, 2004 included increases of approximately $6.8 million related to the operation of Delta Towing's fleet of marine support vessels resulting from the consolidation of Delta Towing at December 31, 2003.

     The increase in this segment's operating and maintenance expense was primarily due to approximately $20.7 million of costs associated with compensation expense related to stock options vesting on the TODCO IPO date, costs associated with the contract of three jackup rigs in Venezuela (THE 156) and Mexico (THE 205 and THE 206) and the consolidation of Delta Towing, which occurred at December 31, 2003.

     The increase in this segment's depreciation expense resulted primarily from $1.3 million of additional depreciation expense related to the consolidation of Delta Towing.

     During the three months ended March 31, 2004, this segment recognized net gains of $2.7 million primarily related to the settlement of an October 2000 insurance claim for one of our jackup rigs and the sale of a marine support vessel by Delta Towing.

Total  Company  Results  of  Operations

                                         Three Months Ended
                                              March 31,
                                        -------------------
                                           2004      2003     Change   % Change
                                        ----------  -------  --------  ---------
                                              (In millions, except % change)

General and Administrative Expense      $    15.1   $ 13.9   $   1.2          9%
Other (Income) Expense, net
  Equity in earnings of joint ventures       (2.3)    (3.6)      1.3       (36)%
  Interest income                            (2.1)    (6.9)      4.8       (70)%
  Interest expense                           47.4     52.6      (5.2)      (10)%
  Loss on retirement of debt                 28.1        -      28.1       N/M
  Other, net                                 (1.4)     0.6      (2.0)      N/M
Income Tax Expense                           48.0     11.8      36.2       N/M
Minority Interest                            (4.2)    (0.1)     (4.1)      N/M

----------------------------

"N/M" means not meaningful

     The increase in general and administrative expense was primarily attributable to $0.7 million of costs related to employee benefits for 2004.

     Equity in earnings of joint ventures decreased approximately $3.3 million primarily related to our consolidation of DD LLC and DDII LLC in 2003, which resulted from the completion of the buyout of Conoco's share of the joint ventures. Offsetting these decreases was an increase in equity in earnings of $1.0 million related to our 50 percent share of earnings from Overseas Drilling Limited, which owns the drillship Joides Resolution, and an increase of $0.9 million resulting from our share of losses from Delta Towing in the first quarter of 2003 due to the consolidation of Delta Towing at December 31, 2003 as a result of the adoption of FIN 46.

     The decrease in interest income was primarily due to a decrease in average cash balances for 2004 compared to 2003 primarily due to the utilization of cash for debt reduction and capital expenditures, which resulted in a reduction of interest income of $2.6 million, combined with the absence of $1.6 million of interest earned in the first quarter of 2003 on the notes receivable from Delta Towing, which was consolidated at December 31, 2003 as a result of the adoption of FIN 46.

     The decrease in interest expense was attributable to reductions in interest expense of $12.8 million associated with debt that was refinanced, repaid or retired subsequent to the first quarter of 2003. Partially offsetting these decreases was the termination of our fixed to floating interest rate swaps in the first quarter of 2003, which resulted in a net increase in interest expense of $4.8 million (see "-Derivative Instruments") and the issuance of new debt in the fourth quarter of 2003 and first quarter of 2004, which resulted in an increase in interest expense of $1.9 million. In addition, we received a refund of interest from a taxing authority that resulted in a reduction of interest expense of $0.8 million in the first quarter of 2003 with no comparable activity for the same period in 2004.

     During the three months ended March 31, 2004, we recognized a $28.1 million loss related to the redemption of $289.8 million face value debt (see "-Significant Events").

     We recognized a $1.5 million gain in other, net primarily relating to the effect of foreign currency exchange rate changes in the U.K. pound on our monetary assets and liabilities.

     We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. During the three months ended March 31, 2004, we recorded a valuation allowance of approximately $31.0 million related to the TODCO IPO (see "-Significant Events").

     The increase in minority interest was attributable to the minority interest owners' share of TODCO resulting from the IPO.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. This discussion should be read in conjunction with disclosures included in the notes to our condensed consolidated financial statements related to estimates, contingencies and new accounting pronouncements. Significant accounting policies are discussed in Note 2 to our condensed consolidated financial statements included elsewhere and in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2003. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, materials and supplies obsolescence, investments, property and equipment, intangible assets and goodwill, income taxes, financing operations, workers' insurance, pensions and other post-retirement and employment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes to these policies during the three months ended March 31, 2004. These policies require significant judgments and estimates used in the preparation of our consolidated financial statements. Management has discussed each of these critical accounting policies and estimates with the audit committee of the board of directors.

RESTRUCTURING  CHARGES

     In September 2002, we committed to restructuring plans in France and Norway. We established a liability of approximately $4.0 million for the estimated severance-related costs associated with the involuntary termination of 24 employees pursuant to these plans. The charge was reported as operating and maintenance expense in our consolidated statements of operations related to the Transocean Drilling segment. Through March 31, 2004, approximately $3.6 million had been paid to 24 employees representing full or partial payments. In June
2003, we released the expected surplus liability of $0.3 million to operating and maintenance expense in the Transocean Drilling segment. Substantially all of the remaining liability is expected to be paid by the end of the first quarter in 2005.

RETIREMENT PLANS AND OTHER POSTEMPLOYMENT BENEFITS

     Defined Benefit Pension Plans - We have several defined benefit pension plans, both funded and unfunded, covering substantially all U.S. employees except for TODCO employees. We also have several defined benefit plans, both funded and unfunded, that cover Norway employees, Nigeria employees, and various current and former employees covered under certain frozen plans acquired in connection with the R&B Falcon merger.

     For the funded plans, our funding policy consists of reviewing the funded status of these plans annually and contributing an amount at least equal to the minimum contribution required under the Employee Retirement Income Security Act of 1974 (ERISA) or other applicable funding regulations. Employer contributions to the funded plan are based on actuarial computations that establish the minimum contribution required under ERISA and the maximum deductible contribution for income tax purposes.

     We expect to contribute approximately $10.0 million to our defined benefit pension plans in 2004 and that the required contributions will be funded from cash flow from operations. As of March 31, 2004, no contributions have been made to the defined benefit pension plans.

     Postretirement Benefits Other Than Pensions - We have several unfunded contributory and noncontributory postretirement benefit plans covering substantially all of our Transocean Drilling segment U.S. employees. Funding for these plans is to cover benefit payments of plan participants, as they are incurred.

     We expect to contribute $1.8 million to our other postretirement benefit plans in 2004. As of March 31, 2004, no contributions have been made to the other postretirement benefit plans.

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

     In January 2004, the FASB staff issued FASB Staff Position ("FSP") 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The deferral will continue to apply until authoritative guidance on the accounting for the federal subsidy is issued or a significant event occurs that would ordinarily call for remeasurement of a plan's assets and obligations. We elected to defer accounting for the Act and will continue to assess the effects the Act will have on our postretirement benefit plan costs. As a result of the deferral election, the disclosures above relating to the net periodic postretirement benefit costs do not reflect the effects of the Act on our postretirement benefit plans. The finalization of pending authoritative guidance could require restatement of previously reported information.

SALE/LEASEBACK  TRANSACTION

     We lease the drillship M. G. Hulme, Jr. from Deep Sea Investors, L.L.C., a special purpose entity formed by several leasing companies to acquire the rig from one of our subsidiaries in November 1995 in a sale/leaseback transaction. We are obligated to pay rent of approximately $13 million per year through November 2005. At the termination of the lease, we may purchase the rig for a maximum amount of approximately $35.7 million. Effective September 2002, the lease neither requires that collateral be maintained nor contains any credit rating triggers.

     We adopted and applied the provisions of FIN 46, Consolidation of Variable Interest Entities, as revised December 31, 2003, effective December 31, 2003 for all variable interest entities. FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Because the sale/leaseback agreement is with an entity in which we have no direct investment, we are not entitled to receive the financial statements of the leasing entity and the equity holders of the leasing company will not release the financial statements or other financial information to us in order for us to make the determination of whether the entity is a variable interest entity. In addition, without the financial statements, we are unable to determine if we are the primary beneficiary of the entity and, if so, what we would consolidate. We have no exposure to loss as a result of the sale/leaseback agreement. We currently account for the lease of this semisubmersible drilling rig as an operating lease.

FORWARD-LOOKING INFORMATION

     The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that we or management "anticipates," "believes," "budgets," "estimates," "expects," "forecasts," "intends," "plans," "predicts," or "projects" a particular result or course of events, or that such result or course of events "could," "might," "may," "scheduled" or "should" occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this annual report include, but are not limited to, statements involving payment of severance costs, contract commencements, potential revenues, increased expenses, commodity prices, customer drilling programs, supply and demand, utilization rates, dayrates, planned shipyard projects, expected downtime, future activity in the deepwater, mid-water and the shallow and inland water markets, market outlooks for our various geographical operating sectors, the U.S. gas drilling market, rig classes and business segments, plans to dispose of our remaining interest in TODCO, the valuation allowance for deferred net tax assets of TODCO, intended reduction of debt, planned asset sales, timing of asset sales, including the Sedco 600 and Sedco 602, proceeds from asset sales, our other expectations with regard to market outlook, operations in international markets, expected capital expenditures, results and effects of legal proceedings and governmental audits and assessments, adequacy of insurance, renewal and structure of directors' and officers' insurance, increase in overall insurance deductible, liabilities for tax issues, liquidity, positive cash flow from operations, the exercise of the option of holders of Zero Coupon Convertible Debentures, the 1.5% Convertible
Debentures or the 7.45% Notes to require us to repurchase the notes and debentures, and the satisfaction of such obligation in cash, adequacy of cash flow for 2004 obligations, effects of accounting changes, and the timing and cost of completion of capital projects. Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to, those described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2003, the adequacy of sources of liquidity, the effect and results of litigation, audits and contingencies and other factors discussed in this annual report and in our other filings with the SEC, which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST  RATE  RISK

     Our exposure to market risk for changes in interest rates relates primarily to our long-term and short-term debt obligations. The table below presents scheduled debt maturities and related weighted-average interest rates for each of the twelve-month periods ending March 31 relating to debt obligations as of March 31, 2004. Weighted-average variable rates are based on London Interbank Offered Rate in effect at March 31, 2004, plus applicable margins.

     At March 31, 2004 (in millions, except interest rate percentages):

                                Scheduled Maturity Date (a) (b)                                 Fair Value
                           -------------------------------------------------------------------  ----------
                            2005    2006     2007     2008     2009     Thereafter     Total     03/31/04
                           ------  -------  -------  -------  -------  ------------  ---------  ----------
Total debt
  Fixed Rate               $47.2   $358.8   $400.0   $100.0   $279.2   $   1,750.0   $2,935.2   $  3,328.4
    Average interest rate    7.4%     6.8%     1.5%     7.5%     6.8%          7.2%       6.3%
  Variable Rate                -        -        -        -   $200.0             -   $  200.0   $    200.0
    Average interest rate      -        -        -        -     1.61%            -       1.61%

-----------------------------

(a) Maturity dates of the face value of our debt assume the put options on 1.5% Convertible Debentures, 7.45% Notes and the Zero Coupon Convertible
     Debentures will be exercised in May 2006, April 2007 and May 2008, respectively.
(b)  Expected maturity amounts are based on the face value of debt.

     At March 31, 2004, we had approximately $200.0 million of variable rate debt at face value (approximately 6.4 percent of total debt at face value). This variable rate debt represented revolving credit bank debt. Given outstanding amounts as of that date, a one percent rise in interest rates would result in an additional $1.5 million in interest expense per year. Offsetting this, a large part of our cash investments would earn commensurately higher rates of return. Using March 31, 2004 cash investment levels, a one percent increase in interest rates would result in approximately $4.0 million of additional interest income per year.

FOREIGN  EXCHANGE  RISK

     Our international operations expose us to foreign exchange risk. We use a variety of techniques to minimize the exposure to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies typically have minimal impact on overall results. In situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts or spot purchases, may be used. We do not enter into derivative transactions for speculative purposes. At March 31, 2004, we had no material open foreign exchange contracts.

ITEM 4. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM  5.  OTHER  INFORMATION

     Fees Paid to Ernst & Young LLP - Ernst & Young LLP has billed us fees as set forth in the table below for services rendered in 2003 and 2002. The audit fees and audit-related fees have been reclassified from that reflected in our proxy statement dated March 19, 2004.

                                Audit-Related                    Total of
                   Audit Fees       Fees       Tax Fees (a)   All Other Fees
                  -----------  --------------  -------------  ---------------

Fiscal year 2003  $ 1,885,166  $    1,080,696  $   1,928,942  $         8,000
Fiscal year 2002  $ 1,303,294  $      919,766  $   1,076,321  $        22,318

---------------

(a) Includes approximately $1 million and $0.6 million of tax compliance and preparation fees for the years 2003 and 2002, respectively.

     The audit fees include those associated with our annual audit, reviews of our quarterly reports on Form 10-Q, statutory audits of our subsidiaries, services associated with documents filed with the Securities and Exchange Commission, and audit consultations. The audit-related fees include TODCO audits and related accounting consultations, other non-statutory audits of subsidiaries or companies in which we have an investment, other accounting consultations and employee benefit plan audits. Tax fees were for tax preparation, compliance and tax advice, and "all other fees" were those for the provision of temporary offices and office services.

     The audit committee pre-approves all auditing services, review or attest engagements and permitted non-audit services to be performed by our independent auditor, subject to some de minimis exceptions for non-audit services which are approved by the audit committee prior to the completion of the annual audit. No non-audit services were performed under the de minimis exception during 2003. The audit committee has considered whether the provision of services rendered in 2003 other than the audit of our financial statements and reviews of quarterly financial statements was compatible with maintaining the independence of Ernst & Young LLP and determined that the provision of such services was compatible with maintaining such independence.

     The audit committee has adopted a policy and procedures for pre-approving all audit and non-audit services performed by the independent auditor. The policy requires advance approval by the audit committee of all audit and non-audit work. Unless the specific service has been previously pre-approved with respect to the 12 month period following the advance approval, the audit committee must approve a service before the independent auditor is engaged to perform the service. The audit committee has given advance approval for specified audit, audit-related and tax services for 2004. Requests for services that have received this pre-approval are subject to specified fee or budget restrictions and internal management controls as well.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     One of our subsidiaries is involved in an action with respect to customs penalties relating to the Sedco 710 semisubmersible drilling rig. Prior to our merger with Sedco Forex Holdings Limited ("Sedco Forex"), this drilling rig, which was working for Petrobras in Brazil at the time, had been admitted into the country on a temporary basis under authority granted to a Schlumberger entity. Prior to the merger with Sedco Forex at the end of 1999, the drilling contract was moved to an entity that would become one of our subsidiaries. In early 2000, the drilling contract was extended for another year. On January 10, 2000, the temporary import permit granted to the Schlumberger entity expired, and renewal filings were not made until later that January. In April 2000, the Brazilian customs authorities cancelled the import permit. The Schlumberger entity filed an action in the Brazilian federal court of Campos for the purpose of extending the temporary admission. Other proceedings were also initiated in order to secure the transfer of the temporary admission to our subsidiary. Ultimately, the court permitted the transfer to our entity but has not ruled that the temporary admission could be extended without the payment of a financial penalty. During the first quarter of 2004, the customs office renewed its efforts to collect a penalty and issued a second assessment for this penalty but has now done so against our subsidiary. The assessment is for approximately $50 million. We believe that the amount of the assessment, even if it were appropriate, should only be approximately $7.6 million and should in any event be assessed against the Schlumberger entity. We and Schlumberger are contesting our respective assessments. We have put Schlumberger on notice that we consider any assessment to be the responsibility of Schlumberger. We do not expect the ultimate outcome of this matter to have a material adverse effect on our business or consolidated financial position.

     We have certain other actions or claims pending that have been previously discussed and reported in our Annual Report on Form 10-K for the year ended December 31, 2003 and our other reports filed with the Securities and Exchange Commission. There have been no material developments in these previously reported matters. We are involved in a number of other lawsuits, all of which have arisen in the ordinary course of our business. We do not believe that ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on our business or consolidated financial position. We cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending litigation. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management's current estimates.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                                 ISSUER PURCHASES OF EQUITY SECURITIES

                                                      (c) TOTAL NUMBER OF       (d) MAXIMUM NUMBER
                                                      SHARES PURCHASED AS     (OR APPROXIMATE DOLLAR
               (a) TOTAL NUMBER                         PART OF PUBLICLY    VALUE) OF SHARES THAT MAY
                   OF SHARES      (b) AVERAGE PRICE    ANNOUNCED PLANS OR     YET BE PURCHASED UNDER
   PERIOD        PURCHASED (1)      PAID PER SHARE        PROGRAMS (2)      THE PLANS OR PROGRAMS (2)
-------------  -----------------  ------------------  --------------------  --------------------------
January 2004                   -                   -         N/A                      N/A
February 2004                327  $            29.21         N/A                      N/A
March 2004                     -                   -         N/A                      N/A
               -----------------  ------------------  --------------------  --------------------------
Total                        327  $            29.21         N/A                      N/A
               =================  ==================  ====================  ==========================

__________
(1) The issuer purchase during the period covered by this report represents shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted stock granted to our employees under our Long-Term Incentive Plan to pay withholding taxes due upon vesting of a restricted stock award.

(2) In connection with the vesting of restricted stock awards under our Long-Term Incentive Plan, we generally withhold shares to satisfy withholding taxes upon vesting.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits

The following exhibits are filed in connection with this Report:

NUMBER  DESCRIPTION
------  -----------

*3.1    Memorandum of Association of Transocean Inc., as amended (incorporated by reference to Annex E to the
        Joint Proxy Statement/Prospectus dated October 30, 2000 included in a 424(b)(3) prospectus filed by us on
        November 1, 2000)

*3.2    Articles of Association of Transocean Inc., as amended (incorporated by reference to Annex F to the Joint
        Proxy Statement/Prospectus dated October 30, 2000 included in a 424(b)(3) prospectus filed by us on
        November 1, 2000)

*3.3    Certificate of Incorporation on Change of Name to Transocean Inc. (incorporated by reference to Exhibit 3.3 to our Form 10-Q for the quarter ended June 30, 2002)


*10.1   Master Separation Agreement dated February 4, 2004 by and among Transocean Inc., Transocean Holdings
        Inc. and TODCO (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K
        dated March 2, 2004)

*10.2   Tax Sharing Agreement dated February 4, 2004 between Transocean Holdings Inc. and TODCO (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated March 2, 2004)

*10.3   Transition Services Agreement dated February 4, 2004 between Transocean Holdings Inc. and TODCO
        (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K dated March 2,
        2004)

*10.4   Employee Matters Agreement dated February 4, 2004 by and among Transocean Inc., Transocean Holdings
        Inc. and TODCO (incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K
        dated March 2, 2004)

*10.5   Registration Rights Agreement dated February 4, 2004 between Transocean Inc. and TODCO (incorporated by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K dated March 2, 2004)

+31.1   CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2   CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1   CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+32.2   CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------------------

*  Incorporated  by  reference  as  indicated.
+  Filed  herewith.

     (b)     Reports  on  Form  8-K

     We filed a Current Report on Form 8-K on February 3, 2004 (information furnished not filed) announcing fourth quarter and full year 2003 financial results, a Current Report on Form 8-K on February 9, 2004 (information furnished not filed) announcing financial information pertaining to our Transocean Drilling segment's operating and maintenance expense and cash operating costs for the third and fourth quarters of 2003, the fourth quarter of 2002 and the years ended December 31, 2003 and 2002, a Current Report on Form 8-K on March 3, 2004 announcing the closing of the initial public offering of TODCO and a Current Report on Form 8-K on March 29, 2004 (information furnished not filed) announcing our "Monthly Fleet Update" report as of March 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on May 10, 2004.

TRANSOCEAN  INC.



By:  /s/ Gregory L. Cauthen
     ----------------------
     Gregory L. Cauthen
     Senior Vice President and Chief Financial Officer
     (Principal Financial and Accounting Officer)