Form 10-Q
period 2004-06-30
TRANSOCEAN INC
filed 2004-08-06
CIK 1083269

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     As of July 30, 2004, 320,841,141 ordinary shares, par value $0.01 per share, were outstanding.

================================================================================

                                 TRANSOCEAN INC.

                               INDEX TO FORM 10-Q

                           QUARTER ENDED JUNE 30, 2004

                                                                            Page
                                                                            ----

PART  I  -  FINANCIAL  INFORMATION
----------------------------------

   ITEM  1.  Financial  Statements  (Unaudited)

        Condensed  Consolidated  Statements  of  Operations
           Three  and  Six  Months  Ended  June  30,  2004  and  2003          1

        Condensed  Consolidated  Statements  of  Comprehensive  Income
           Three  and  Six  Months  Ended  June  30,  2004  and  2003          2

        Condensed  Consolidated  Balance  Sheets
           June  30,  2004  and  December  31,  2003                           3

        Condensed  Consolidated  Statements  of  Cash  Flows
          Three  and  Six  Months  Ended  June  30,  2004  and  2003           4

        Notes  to  Condensed  Consolidated  Financial  Statements              5

   ITEM  2.  Management's  Discussion  and  Analysis  of  Financial
             Condition  and  Results  of  Operations                          19

   ITEM  3.  Quantitative and Qualitative Disclosures About Market Risk       43

   ITEM  4.  Controls  and  Procedures                                        44

PART  II  -  OTHER  INFORMATION
-------------------------------

   ITEM  1.  Legal  Proceedings                                               45

   ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security Holders       45

   ITEM  5.  Other  Information                                               45

   ITEM  6.  Exhibits  and  Reports  on  Form  8-K                            46

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                         TRANSOCEAN INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In millions, except per share data)
                                                   (Unaudited)

                                                              Three Months Ended June 30,       Six Months Ended June 30,
                                                          ---------------------------------  -------------------------------
                                                                2004             2003             2004            2003
                                                          ----------------  ---------------  --------------  ---------------
Operating Revenues
  Contract drilling revenues                              $         584.9   $        574.7   $     1,182.4   $      1,162.2
  Other revenues                                                     48.3             29.2           102.8             57.7
----------------------------------------------------------------------------------------------------------------------------
                                                                    633.2            603.9         1,285.2          1,219.9
----------------------------------------------------------------------------------------------------------------------------
Costs and Expenses
  Operating and maintenance                                         406.2            426.5           818.6            800.6
  Depreciation                                                      133.0            127.5           264.5            254.3
  General and administrative                                         14.0             14.9            29.1             28.8
  Impairment loss on long-lived assets                                  -             15.8               -             16.8
  Gain from sale of assets, net                                     (23.8)            (0.6)          (27.6)            (2.0)
  Gain from TODCO initial public offering                               -                -           (39.4)               -
----------------------------------------------------------------------------------------------------------------------------
                                                                    529.4            584.1         1,045.2          1,098.5
----------------------------------------------------------------------------------------------------------------------------

Operating Income                                                    103.8             19.8           240.0            121.4

Other Income (Expense), net
  Equity in earnings of joint ventures                                3.7              1.8             6.0              5.4
  Interest income                                                     1.9              5.8             4.0             12.7
  Interest expense                                                  (42.6)           (52.8)          (90.0)          (105.4)
  Loss on retirement of debt                                            -            (15.7)          (28.1)           (15.7)
  Impairment loss on note receivable from related party                 -            (21.3)              -            (21.3)
  Other, net                                                         (1.1)            (2.7)            0.3             (3.3)
----------------------------------------------------------------------------------------------------------------------------
                                                                    (38.1)           (84.9)         (107.8)          (127.6)
----------------------------------------------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes and Minority Interest              65.7            (65.1)          132.2             (6.2)
Income Tax Expense (Benefit)                                         19.9            (20.8)           67.9             (9.0)
Minority Interest                                                    (2.2)             0.2            (6.4)             0.1
----------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                         $          48.0   $        (44.5)  $        70.7   $          2.7
============================================================================================================================

Earnings (Loss) Per Share
   Basic and Diluted                                      $          0.15   $        (0.14)  $        0.22   $          .01
============================================================================================================================

Weighted Average Shares Outstanding
   Basic                                                            320.8            319.8           320.7            319.7
----------------------------------------------------------------------------------------------------------------------------
   Diluted                                                          324.1            319.8           324.2            321.5
----------------------------------------------------------------------------------------------------------------------------


                                                   See accompanying notes

                                         TRANSOCEAN INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                  (In millions)
                                                   (Unaudited)

                                                                   Three Months Ended June 30,        Six Months Ended June 30,
                                                                ---------------------------------  -------------------------------
                                                                      2004             2003             2004            2003
                                                                ----------------  ---------------  --------------  ---------------

Net Income (Loss)                                               $          48.0   $        (44.5)  $        70.7   $          2.7
----------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss), net of tax
  Amortization of gain on terminated interest rate swaps                   (0.1)            (0.1)           (0.2)            (0.1)
  Change in unrealized loss on securities available for sale               (0.1)             0.2            (0.1)             0.2
  Change in share of unrealized loss in unconsolidated joint venture's interest rate swaps (net of tax of $0.6 for the
    three and six months ended June 30, 2003)                                 -              1.4               -              1.1
  Minimum pension liability adjustments (net of tax of  $0.2 for the three and six months ended June 30, 2004 and $0.4
    million for the six months ended June 30, 2003)                         0.5              0.1             0.5              0.8
----------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income                                                  0.3              1.6             0.2              2.0
----------------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income (Loss)                               $          48.3   $        (42.9)  $        70.9   $          4.7
==================================================================================================================================


                                                   See accompanying notes

                                  TRANSOCEAN INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In millions, except share data)


                                                                                June 30,     December 31,
                                                                                  2004           2003
                                                                              ------------  --------------
                                                                               (Unaudited)
                                           ASSETS

Cash and Cash Equivalents                                                     $     322.1   $       474.0
Accounts Receivable, net of allowance for doubtful accounts of $11.9
  and $29.1 at June 30, 2004 and December 31, 2003, respectively                    512.1           480.3
Materials and Supplies, net of allowance for obsolescence of $18.0 and $17.5
  at June 30, 2004 and December 31, 2003, respectively                              151.9           152.0
Deferred Income Taxes                                                                39.2            41.0
Other Current Assets                                                                 47.2            31.6
----------------------------------------------------------------------------------------------------------
    Total Current Assets                                                          1,072.5         1,178.9
----------------------------------------------------------------------------------------------------------

Property and Equipment                                                           10,642.3        10,673.0
Less Accumulated Depreciation                                                     2,863.5         2,663.4
----------------------------------------------------------------------------------------------------------
    Property and Equipment, net                                                   7,778.8         8,009.6
----------------------------------------------------------------------------------------------------------

Goodwill                                                                          2,232.0         2,230.8
Investments in and Advances to Joint Ventures                                         6.8             5.5
Deferred Income Taxes                                                                28.2            28.2
Other Assets                                                                        217.4           209.6
----------------------------------------------------------------------------------------------------------
    Total Assets                                                              $  11,335.7   $    11,662.6
----------------------------------------------------------------------------------------------------------

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable                                                              $     157.3   $       146.1
Accrued Income Taxes                                                                 54.7            57.2
Debt Due Within One Year                                                            398.9            45.8
Other Current Liabilities                                                           260.9           262.0
----------------------------------------------------------------------------------------------------------
    Total Current Liabilities                                                       871.8           511.1
----------------------------------------------------------------------------------------------------------

Long-Term Debt                                                                    2,678.0         3,612.3
Deferred Income Taxes                                                                69.2            42.8
Other Long-Term Liabilities                                                         310.1           299.4
----------------------------------------------------------------------------------------------------------
    Total Long-Term Liabilities                                                   3,057.3         3,954.5
----------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Minority Interest                                                                   120.8             4.4

Preference Shares, $0.10 par value; 50,000,000 shares authorized,
  none issued and outstanding                                                           -               -
Ordinary Shares, $0.01 par value; 800,000,000 shares authorized,
  320,819,763 and 319,926,500 shares issued and outstanding at
  June 30, 2004 and December 31, 2003, respectively                                   3.2             3.2
Additional Paid-in Capital                                                       10,666.1        10,643.8
Accumulated Other Comprehensive Loss                                                (20.0)          (20.2)
Retained Deficit                                                                 (3,363.5)       (3,434.2)
----------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                    7,285.8         7,192.6
----------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                                $  11,335.7   $    11,662.6
==========================================================================================================


                                          See accompanying notes

                                            TRANSOCEAN INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In millions)
                                                       (Unaudited)


                                                                  Three Months Ended June 30,       Six Months Ended June 30,
                                                               ---------------------------------  -------------------------------
                                                                     2004             2003             2004             2003
                                                               ----------------  ---------------  ---------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                            $          48.0   $        (44.5)  $         70.7   $         2.7
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities
      Depreciation                                                       133.0            127.5            264.5           254.3
      Deferred income taxes                                               (3.3)           (87.1)            28.0           (59.5)
      Equity in earnings of joint ventures                                (3.7)            (1.8)            (6.0)           (5.4)
      Net (gain) loss from disposal of assets                            (23.1)             8.5            (25.0)            7.8
      Gain from TODCO initial public offering                                -                -            (39.4)              -
      Loss on retirement of debt                                             -             15.7             28.1            15.7
      Impairment loss on long-lived assets                                   -             15.8                -            16.8
      Impairment loss on note receivable from related party                  -             21.3                -            21.3
      Amortization of debt-related discounts/premiums, fair
        value adjustments and issue costs, net                            (4.9)            (6.1)           (12.5)           (7.9)
      Deferred income, net                                                17.4             (8.0)            14.1            (1.6)
      Deferred expenses, net                                             (10.8)             7.5            (12.7)            2.7
      Other long-term liabilities                                          4.7              6.6              6.9            13.5
      Other, net                                                           3.9              7.3              9.2             8.0
      Changes in operating assets and liabilities
        Accounts receivable                                              (61.6)            34.0            (31.8)           51.6
        Accounts payable and other current liabilities                   (23.5)           (44.0)             0.1            (1.6)
        Income taxes receivable/payable, net                               4.4             50.3              2.0             9.6
        Other current assets                                               8.9             11.2            (15.6)          (23.3)
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                 89.4            114.2            280.6           304.7
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                               (37.3)           (25.8)           (55.8)          (50.2)
      Note issued to related party, net of repayments                        -            (45.3)               -           (45.3)
      Proceeds from disposal of assets, net                               31.5              1.0             42.0             3.2
      Deepwater Drilling II LLC's cash acquired, net of cash
        paid                                                                 -             18.1                -            18.1
      Proceeds from TODCO initial public offering                            -                -            155.7               -
      Joint ventures and other investments, net                            3.2              0.8              4.7             2.2
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                       (2.6)           (51.2)           146.6           (72.0)
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Repayments on revolving credit agreements                         (150.0)               -           (200.0)              -
      Repayments on other debt instruments                               (13.6)          (871.4)          (395.2)         (919.2)
      Cash from termination of interest rate swaps                           -                -                -           173.5
      Net proceeds from issuance of ordinary shares under
        stock-based compensation plans                                     1.0              0.8             15.0            11.7
      Other, net                                                             -              1.2              1.1             1.1
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                   (162.6)          (869.4)          (579.1)         (732.9)
---------------------------------------------------------------------------------------------------------------------------------

Net Decrease in Cash and Cash Equivalents                                (75.8)          (806.4)          (151.9)         (500.2)
---------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Period                         397.9          1,520.4            474.0         1,214.2
---------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                     $         322.1   $        714.0   $        322.1   $       714.0
=================================================================================================================================


                                                   See accompanying notes

                        TRANSOCEAN INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

     Transocean Inc. (together with our subsidiaries and predecessors, unless the context requires otherwise, "Transocean," "we," "us" or "our") is a leading international provider of offshore contract drilling services for oil and gas wells. As of June 30, 2004, we owned, had partial ownership interests in or operated 95 mobile offshore and barge drilling units, excluding the 70-rig fleet of TODCO (together with its subsidiaries and predecessors, unless the context requires otherwise, "TODCO"), a publicly traded company in which we own a majority interest. We contract our drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. We also provide additional services, including integrated well services and management of third party well service activities.

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

     In July 2002, we announced plans to pursue a divestiture of our Gulf of Mexico Shallow and Inland Water business, which was a part of R&B Falcon. R&B Falcon's overall business was considerably broader than the Gulf of Mexico Shallow and Inland Water business. In preparation for this divestiture, we began the transfer of all assets and businesses out of R&B Falcon that were unrelated to the Gulf of Mexico Shallow and Inland Water business. In December 2002, R&B Falcon changed its name to TODCO and, in January 2004, the Gulf of Mexico Shallow and Inland Water business segment became known as the TODCO segment. In February 2004, we completed an initial public offering ("IPO") of TODCO (see
Note 3). Before the closing of the IPO, TODCO completed the transfer of all unrelated assets and businesses to us.

     Our operations are aggregated into two reportable business segments: (i) Transocean Drilling and (ii) TODCO. We provide services with different types of drilling equipment in several geographic regions. The location of our operating assets and the allocation of resources to build or upgrade drilling units are determined by the activities and needs of customers. See Note 9.

     For investments in joint ventures and other entities that do not meet the criteria of a variable interest entity and where we are not deemed to be the primary beneficiary for accounting purposes of those entities that meet the variable interest entity criteria, we use the equity method of accounting where our ownership is between 20 percent and 50 percent and where our ownership is more than 50 percent and we do not have significant influence or control over the joint venture. We use the cost method of accounting for investments in joint ventures where our ownership is less than 20 percent and where we do not have significant influence over the joint venture. We consolidate those investments in joint ventures that meet the criteria of a variable interest entity where we are deemed to be the primary beneficiary for accounting purposes and for entities in which we have a majority voting interest. Intercompany transactions and accounts are eliminated.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - Our accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements. The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management,

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

necessary for a fair statement of financial position, results of operations and cash flows for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any future period. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

     Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, materials and supplies obsolescence, investments, intangible assets and goodwill, property and equipment and other long-lived assets, income taxes, workers' insurance, pensions and other postretirement benefits, other employment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from such estimates.

     Supplementary Cash Flow Information - Cash payments for interest and income taxes, net, were $103.5 million and $35.9 million, respectively, for the six months ended June 30, 2004 and $106.1 million and $40.9 million, respectively, for the six months ended June 30, 2003.

     Goodwill - In accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized and is tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. Management has determined that our reporting units are the same as our operating segments for the purpose of allocating goodwill and the subsequent testing of goodwill for impairment. Goodwill resulting from the R&B Falcon merger was allocated to our two reporting units, Transocean Drilling and TODCO, at a ratio of 68 percent and 32 percent, respectively. The allocation was determined based on the percentage of each reporting unit's assets at fair value to the total fair value of assets acquired in the R&B Falcon merger. The fair value was determined from a third party valuation. Goodwill resulting from previous mergers was allocated entirely to the Transocean Drilling reporting unit. The remaining goodwill balance at June 30, 2004 and December 31, 2003 relates to our Transocean Drilling segment.

     Impairment of Long-Lived Assets - The carrying value of long-lived assets, principally property and equipment, is reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For property and equipment held for use, the determination of recoverability is made based upon the estimated undiscounted future net cash flows of the related asset or group of assets being evaluated. Property and equipment held for sale are recorded at the lower of net book value or fair value. See Note 4.

     Income Taxes - Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The income tax rates imposed by these taxing authorities vary substantially. Taxable income may differ from pre-tax income for financial accounting purposes, particularly in countries with revenue-based taxes. There is no expected relationship between the provision for income taxes and income before income taxes because the countries in which we operate have different taxation regimes that vary not only with respect to nominal rate but also in terms of the availability of deductions, credits and other benefits. Variations also arise because income earned and taxed in any particular country or countries may fluctuate from period to period. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities using the applicable tax

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

rates in effect at period end. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. See Note 5.

     Comprehensive Income - The components of accumulated other comprehensive loss at June 30, 2004 and December 31, 2003, net of tax, are as follows (in millions):

                                                                      Unrealized
                                                        Gain on        Loss on                    Accumulated
                                                      Terminated      Available-     Minimum         Other
                                                     Interest Rate     for-Sale      Pension     Comprehensive
                                                         Swap         Securities    Liability        Loss
                                                    ---------------  ------------  -----------  ---------------

Balance at December 31, 2003                        $          3.4   $      (0.4)  $    (23.2)  $        (20.2)
  Change in other comprehensive income, net of tax            (0.2)         (0.1)         0.5              0.2
                                                    ---------------  ------------  -----------  ---------------
Balance at June 30, 2004                            $          3.2   $      (0.5)  $    (22.7)  $        (20.0)
                                                    ===============  ============  ===========  ===============

     Stock-Based Compensation - Through December 31, 2002 and in accordance with the provisions of SFAS 123, Accounting for Stock-Based Compensation, we had elected to follow Accounting Principles Board Opinion ("APB") 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock-based compensation plans. Stock-based compensation awards granted prior to January 1, 2003, if not subsequently modified, will continue to be accounted for under the recognition and measurement provisions of APB 25. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS 123 using the prospective method proscribed in SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Under the prospective method, all future employee stock-based compensation awards granted on or subsequent to January 1, 2003 are expensed over the vesting period based on the fair value of the underlying awards on the date of grant. The fair value of the stock options is determined using the Black-Scholes option pricing model, while the fair value of restricted stock grants is determined based on the market price of our stock on the date of grant. Additionally, stock appreciation rights are recorded at fair value with the changes in fair value being recorded as compensation expense as incurred.

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

                                                         Three Months Ended       Six Months Ended
                                                               June 30,                June 30,
                                                      -----------------------  ------------------------
                                                           2004        2003        2004         2003
                                                      --------------  -------  ------------  ----------
Net Income (Loss) as Reported                         $        48.0   $(44.5)  $      70.7   $     2.7
  Add back: Stock-based compensation expense
    included in reported net income, net of related
    tax effects                                                 1.5      1.3           8.8         2.5

Deduct: Total stock-based compensation expense
  determined under the fair value method for all
  awards, net of related tax effects
      Long-Term Incentive Plan                                 (3.2)    (3.7)        (12.9)       (8.3)
      Employee Stock Purchase Plan                             (0.5)    (1.2)         (1.1)       (2.1)

                                                      --------------  -------  ------------  ----------
Pro Forma Net Income (Loss)                           $        45.8   $(48.1)  $      65.5   $    (5.2)
                                                      ==============  =======  ============  ==========

Basic and Diluted Earnings (Loss) Per Share
  As Reported                                         $        0.15   $(0.14)  $      0.22   $    0.01
  Pro Forma                                                    0.14    (0.15)         0.20       (0.02)

     New Accounting Pronouncements - In April 2004, the FASB issued FASB Staff Position ("FSP") 129-1, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities, which applies to all contingently convertible securities and became effective the date of issue. The FSP requires disclosure of the nature of the contingency and the potential impact of conversion on the financial statements, particularly the impact on earnings per share, and whether the securities have been included in the entity's calculation of diluted earnings per share. The implementation of this FSP did not have an effect on our condensed consolidated financial statements and related notes thereto as our disclosures are in accordance with the disclosure requirements as stated in this FSP.

     Reclassifications - Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.

NOTE 3 - TODCO INITIAL PUBLIC OFFERING

     In February 2004, we completed the TODCO IPO, in which we sold 13.8 million shares of TODCO's class A common stock, representing approximately 23 percent of TODCO's total outstanding shares, at $12.00 per share. We received net proceeds of $155.7 million from the IPO and recognized a gain of approximately $39.4 million ($0.12 per diluted share) in the first quarter of 2004, which represented the excess of net proceeds received over the net book value of the TODCO shares sold in the IPO. We hold an approximate 77 percent interest in TODCO, represented by 46.2 million shares of class B common stock, and we have approximately 94 percent of the outstanding voting interest in TODCO. Each share of our class B common stock has five votes per share compared to one vote per share of class A common stock. We consolidate TODCO in our financial statements as a business segment.

     We entered into various agreements with TODCO to set forth our respective rights and obligations relating to our businesses and to effect the separation of our two companies. These agreements included a master separation agreement, tax sharing agreement, employee matters agreement, transition services agreement and registration rights agreement.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


     As a result of the deconsolidation of TODCO from our other U.S. subsidiaries for U.S. federal income tax purposes in conjunction with the IPO, we established in the first quarter of 2004 an initial valuation allowance of approximately $31.0 million ($0.09 per diluted share) against the estimated deferred tax assets of TODCO in excess of its deferred tax liabilities, taking into account prudent and feasible planning strategies as required by SFAS 109, Accounting for Income Taxes. The ultimate amount of such valuation allowance could vary significantly depending upon a number of factors, including the final allocation of tax benefits between TODCO and our other subsidiaries under applicable law, taxable income for calendar year 2004 and our ability to implement planning strategies under SFAS 109. See Note 5.

     In conjunction with the closing of the TODCO IPO, TODCO granted restricted stock and stock options to certain of its employees under its long-term incentive plan and certain of these awards vested at the time of grant. In accordance with the provisions of SFAS 123, TODCO expects to recognize compensation expense of approximately $17.0 million over the vesting periods of the awards. TODCO recognized approximately $6.0 million ($0.02 per Transocean's diluted share) in the first quarter of 2004 as a result of the immediate vesting of certain awards. TODCO will amortize the remaining amount of approximately $11.0 million to compensation expense over the next three years with approximately $5.0 million over the remainder of 2004 and approximately $5.0 million and $1.0 million in 2005 and 2006, respectively. In addition, certain of TODCO's employees held options that were granted prior to the IPO to acquire our ordinary shares. In accordance with the employee matters agreement, these options were modified at the IPO date, which resulted in the accelerated vesting of the options and the extension of the term of the options through the original contractual life. TODCO recognized approximately $1.5 million additional compensation expense in the first quarter of 2004 as a result of the modification.

NOTE 4 - ASSET DISPOSITIONS, RETIREMENTS AND IMPAIRMENTS

     Asset Dispositions and Retirements - In June 2004, in our Transocean Drilling segment, we completed the sale of a semisubmersible rig, the Sedco 602, for net proceeds of $28.0 million and recognized a gain of $21.6 million ($0.07 per diluted share).

     During the six months ended June 30, 2004, we settled insurance claims and sold marine support vessels and certain other assets for net proceeds of approximately $14.0 million. We recorded net gains of $1.0 million, net of tax of $0.4 million, in our Transocean Drilling segment and $4.6 million ($0.01 per diluted share), which had no tax effect, in our TODCO segment.

     In January 2003, in our Transocean Drilling segment, we completed the sale of a jackup rig, the RBF 160, for net proceeds of $13.1 million and recognized a gain of $0.2 million, net of tax of $0.1 million. The proceeds were received in December 2002.

     During the six months ended June 30, 2003, we settled an insurance claim and sold certain other assets for net proceeds of approximately $3.2 million. We recorded net gains of $1.3 million, which had no tax effect, in our Transocean Drilling segment and $0.3 million, net of tax of $0.1 million, in our TODCO segment.

     Impairments - During the six months ended June 30, 2003, we recorded after-tax non-cash impairment charges of $5.2 million ($0.02 per diluted share) in our Transocean Drilling segment associated with the removal of two rigs from drilling service and the value assigned to leases on oil and gas properties that we intended to discontinue. The determination of fair market value was based on an offer from a potential buyer, in the case of the two rigs, and management's assessment of fair value, in the case of the leases on oil and gas properties, where third party valuations were not available.

     During the six months ended June 30, 2003, we recorded pre-tax non-cash impairment charges of $11.6 million ($7.6 million, or $0.02 per diluted share, after-tax) in our TODCO segment associated with the removal of five

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


jackup rigs from drilling service and the write down in the value of an investment in a joint venture to fair value. The determination of fair market value was based on third party valuations, in the case of the jackup rigs, and management's assessment of fair value, in the case of the investment in a joint venture, where third party valuations were not available.

NOTE 5 - INCOME TAXES

     The annual effective tax rate for 2004 is estimated to be approximately 35 percent of earnings before TODCO IPO-related items, loss on debt retirements and gains on significant asset sales. The effective tax rate increased from approximately 27 percent estimated at March 31, 2004 as a result of developments in the second quarter on certain international tax disputes, an increase in the valuation allowance established at the time of the TODCO IPO and changes in the expected amount and geographical concentration of taxable income. The catch-up effect of the increase in the annual effective tax rate, a reduction in earnings of $4.6 million ($0.01 per diluted share), was reflected in the second quarter of 2004 resulting in an effective tax rate of 45 percent on earnings for the three months ended June 30, 2004, excluding the sale of the semisubmersible rig Sedco 602.

     During the quarter ended March 31, 2004 and in conjunction with the IPO, we established a valuation allowance of approximately $31.0 million ($0.09 per diluted share) against the deferred tax assets of TODCO in excess of its deferred tax liabilities. See Note 3.

     At June 30, 2003, we estimated the annual effective tax rate for 2003 to be approximately 38 percent of earnings before non-cash note receivable and other asset impairments and loss on debt retirements. The rate increased from an estimated annual effective tax rate of approximately 20 percent at March 31, 2003 due to a change in the amount and mix of estimated earnings for the year. As a result of the catch-up effect of the change in the annual effective tax rate, earnings for the three months ended June 30, 2003 were reduced by $10.7 million ($0.03 per diluted share).

     In June 2003, we recorded a $14.6 million ($0.04 per diluted share) foreign tax benefit attributable to the favorable resolution of a non-U.S. income tax liability.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


NOTE 6 - DEBT

     Debt, net of unamortized discounts, premiums and fair value adjustments, is comprised of the following (in millions):

                                                                             June 30,   December 31,
                                                                               2004         2003
                                                                             ---------  -------------

6.75% Senior Notes, due April 2005                                           $   356.9  $       361.2
7.31% Nautilus Class A1 Amortizing Notes - final maturity May 2005                42.0           63.6
6.95% Senior Notes, due April 2008                                               267.4          269.5
9.5% Senior Notes, due December 2008                                              11.3          357.3
800 Million Revolving Credit Agreement - final maturity December 2008             50.0          250.0
6.625% Notes, due April 2011                                                     791.6          797.3
7.375% Senior Notes, due April 2018                                              250.4          250.4
Zero Coupon Convertible Debentures, due May 2020 (put options exercisable
  May 2008 and May 2013)                                                          16.8           16.5
1.5% Convertible Debentures, due May 2021 (put options exercisable May
  2006, May 2011 and May 2016)                                                   400.0          400.0
8% Debentures, due April 2027                                                    198.1          198.1
7.45% Notes, due April 2027 (put options exercisable April 2007)                  94.9           94.8
7.5% Notes, due April 2031                                                       597.5          597.5
Other                                                                                -            1.9
                                                                             ---------  -------------
Total Debt                                                                     3,076.9        3,658.1
Less Debt Due Within One Year                                                    398.9           45.8
                                                                             ---------  -------------
  Total Long-Term Debt                                                       $ 2,678.0  $     3,612.3
                                                                             =========  =============

     The scheduled maturity of our debt, at face value, assumes the bondholders exercise their options to require us to repurchase the 1.5% Convertible Debentures, 7.45% Notes and Zero Coupon Convertible Debentures in May 2006, April 2007 and May 2008, respectively, and is as follows (in millions):

                                  Twelve Months
                                      Ending
                                     June 30,
                                  --------------

           2005                   $        392.3
           2006                            400.0
           2007                            100.0
           2008                            269.0
           2009                             60.2
           Thereafter                    1,750.0
                                  --------------
              Total               $      2,971.5
                                  ==============

     Commercial Paper Program - We have a revolving credit agreement, described below, which, together with previous revolving credit agreements, provided liquidity for commercial paper borrowings during 2003. Because we believe our current cash balances and the revolving credit agreement described below provide us with adequate liquidity, we terminated our Commercial Paper Program during the first quarter of 2004.

     Revolving Credit Agreements - We are party to an $800.0 million five-year revolving credit agreement (the "Revolving Credit Agreement") dated December 16, 2003. The Revolving Credit Agreement bears interest, at our option, at a base rate or London Interbank Offered Rate ("LIBOR") plus a margin that can vary from
0.35  percent  to

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

0.95 percent depending on our non-credit enhanced senior unsecured public debt rating. At June 30, 2004, the applicable margin was 0.5 percent. A facility fee varying from 0.075 percent to 0.225 percent depending on our non-credit enhanced senior unsecured public debt rating, is incurred on the daily amount of the underlying commitment, whether used or unused, throughout the term of the facility. At June 30, 2004, the applicable facility fee was 0.125 percent. A utilization fee of 0.125 percent is payable if amounts outstanding under the Revolving Credit Agreement are greater than $264.0 million. At June 30, 2004, $50.0 million was outstanding under the Revolving Credit Agreement.

     The Revolving Credit Agreement requires compliance with various covenants and provisions customary for agreements of this nature, including an earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest coverage ratio, as defined by the credit agreement, of not less than three to one, a debt to total tangible capital ratio, as defined by the credit agreement, of not greater than 50 percent, and limitations on creating liens, incurring debt, transactions with affiliates, sale/leaseback transactions and mergers and sale of substantially all assets.

     In December 2003, TODCO entered into a $75.0 million two-year revolving credit agreement (the "TODCO Revolving Credit Agreement"), which will reduce to $60.0 million in December 2004. The TODCO Revolving Credit Agreement bears interest, at TODCO's option, at a base rate plus a margin of 2.50 percent or LIBOR plus a margin of 3.50 percent. Utilization of the facility is limited by a borrowing base. Commitment fees on the unused portion of the facility are
1.50 percent of the average daily balance and are payable quarterly. At June 30, 2004, there were no borrowings under the TODCO Revolving Credit Agreement. The TODCO Revolving Credit Agreement requires compliance with various covenants and provisions customary for similar agreements of non-investment grade facilities. TODCO's Revolving Credit Agreement is not guaranteed by us.

     Debt Redeemed, Retired and Repurchased - In March 2004, we completed the redemption of our $289.8 million principal amount outstanding 9.5% Senior Notes due December 2008 at the make-whole premium price provided in the indenture. We redeemed these notes at 127.796% of face value or $370.3 million, plus accrued and unpaid interest. We recognized an after-tax loss on the redemption of debt of approximately $28.1 million ($0.09 per diluted share) in the first quarter of 2004, which reflected adjustments for fair value of the debt at the R&B Falcon merger and the premium on the termination of the related interest rate swap. We funded the redemption with existing cash balances, which included proceeds from the TODCO IPO. The redemption did not affect the 9.5% Senior Notes due December 2008 of TODCO, which had an aggregate principal amount outstanding of $10.2 million at June 30, 2004.

     In May 2003, we repurchased and retired all of the $50.0 million principal amount outstanding 9.41% Nautilus Class A2 Notes due May 2005 and funded the repurchase from existing cash balances. We recognized a loss on retirement of debt of approximately $3.6 million ($0.01 per diluted share), net of tax of $1.9 million, in the second quarter of 2003.

     In May 2003, holders of our Zero Coupon Convertible Debentures due May 24, 2020 had the option to require us to repurchase their debentures. Holders of $838.6 million aggregate principal amount, or approximately 97 percent, of these debentures exercised this option, and we repurchased their debentures at a repurchase price of $628.57 per $1,000 principal amount. Under the terms of the debentures, we had the option to pay for the debentures with cash, our ordinary shares or a combination of cash and shares, and we elected to pay the $527.2 million repurchase price from existing cash balances. We recognized additional expense of approximately $10.2 million ($0.03 per diluted share) as an after-tax loss on retirement of debt in the second quarter of 2003 to fully amortize the remaining debt issue costs related to the repurchased debentures.

     In April 2003, we repaid the entire $239.5 million principal amount outstanding 6.5% Senior Notes, of which $5.0 million principal amount outstanding was the obligation of TODCO, plus accrued and unpaid interest, in accordance with their scheduled maturity. We funded the repayment from existing cash balances.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

NOTE 7 - FINANCIAL INSTRUMENTS AND RISK CONCENTRATION

     Foreign Exchange Risk - Our international operations expose us to foreign exchange risk. This risk is primarily associated with compensation costs denominated in currencies other than the U.S. dollar and with purchases from foreign suppliers. We may use a variety of techniques to minimize exposure to foreign exchange risk, including customer contract payment terms and foreign exchange derivative instruments.

     Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies typically have not had a material impact on overall results. In situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange.

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

     We do not enter into derivative transactions for speculative purposes. At June 30, 2004, we had no open foreign exchange derivative contracts.

NOTE 8 - INTEREST RATE SWAPS

     In January 2003, we terminated swaps with respect to our 6.75% Senior Notes due April 2005, 6.95% Senior Notes due April 2008 and 9.5% Senior Notes due December 2008. In March 2003, we terminated swaps with respect to our 6.625% Notes. As a result of these terminations, we received cash proceeds, net of accrued interest, of approximately $173.5 million that was recognized as a fair value adjustment to long-term debt in our consolidated balance sheet and the fair value adjustment is being amortized as a reduction to interest expense over the life of the underlying debt. During the six months ended June 30, 2004 and 2003, such reduction amounted to $12.4 million (or $0.04 per diluted share) and $10.0 million (or $0.03 per diluted share), respectively. As a result of the redemption of our 9.5% Senior Notes in March 2004, we recognized a swap premium of $22.0 million on the termination of the related interest rate swap as a reduction to our loss on retirement of debt (see Note 6).

     At June 30, 2004 and December 31, 2003, we had no outstanding interest rate swaps.

NOTE 9 - SEGMENTS

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

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

and needs of customers. Accounting policies of the segments are the same as those described in Note 2. We account for intersegment revenue and expenses as if the revenue or expenses were to third parties at current market prices.

     Operating revenues and income (loss) before income taxes and minority interest by segment were as follows (in millions):

                                                       Three Months Ended June 30,       Six Months Ended June 30,
                                                   ---------------------------------  ------------------------------
                                                         2004             2003            2004            2003
                                                   ----------------  ---------------  ------------  ----------------

Operating Revenues
  Transocean Drilling                              $         552.5   $        548.5   $   1,130.7   $       1,111.2
  TODCO                                                       80.7             55.4         154.5             108.7
                                                   ----------------  ---------------  ------------  ----------------
    Total Operating Revenues                       $         633.2   $        603.9   $   1,285.2   $       1,219.9
                                                   ----------------  ---------------  ------------  ----------------

Operating Income (Loss) Before General and
    Administrative Expense
  Transocean Drilling (a)                          $         127.2   $         84.2   $     305.4   $         228.2
  TODCO (b)                                                   (9.4)           (49.5)        (36.3)            (78.0)
                                                   ----------------  ---------------  ------------  ----------------
                                                             117.8             34.7         269.1             150.2
Unallocated general and administrative expense               (14.0)           (14.9)        (29.1)            (28.8)
Unallocated other expense, net                               (38.1)           (84.9)       (107.8)           (127.6)
                                                   ----------------  ---------------  ------------  ----------------
  Income (Loss) Before Income Taxes and Minority
    Interest                                       $          65.7   $        (65.1)  $     132.2   $          (6.2)
                                                   ================  ===============  ============  ================

______________
(a)  The  six  months  ended  June 30, 2004 includes a $39.4 million gain from the TODCO  initial  public  offering.
(b)  The three and six months ended June 30, 2004 include $7.1 million and $19.4 million, respectively, of operating and  maintenance expense that TODCO classifies  as general and administrative expense. The three and six months ended June 30, 2003 include $3.6 million and $7.3 million, respectively, of operating and  maintenance  expense that  TODCO classifies as general and administrative  expense.

     Depreciation expense by segment was as follows (in millions):

                                  Three Months Ended June 30,      Six Months Ended June 30,
                                ------------------------------  -----------------------------
                                    2004            2003             2004           2003
                                -------------  ---------------  --------------  -------------

Transocean Drilling             $       109.1  $         104.4  $        216.4  $       208.0
TODCO                                    23.9             23.1            48.1           46.3
                                -------------  ---------------  --------------  -------------
    Total Depreciation Expense  $       133.0  $         127.5  $        264.5  $       254.3
                                =============  ===============  ==============  =============

     Total assets by segment were as follows (in millions):

                                                               June 30,   December 31,
                                                                 2004         2003
                                                               ---------  -------------

Transocean Drilling                                            $10,589.3  $    10,874.0
TODCO                                                              746.4          788.6
                                                               ---------  -------------
    Total Assets                                               $11,335.7  $    11,662.6
                                                               =========  =============

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

     Total capital expenditures by segment were as follows (in millions):

                                  Three Months Ended June 30,     Six Months Ended June 30,
                                -------------------------------  -----------------------------
                                      2004            2003            2004           2003
                                ----------------  -------------  --------------  -------------

Transocean Drilling             $           35.5  $        24.3  $         51.0  $        47.1
TODCO                                        1.8            1.5             4.8            3.1
                                ----------------  -------------  --------------  -------------
    Total Capital Expenditures  $           37.3  $        25.8  $         55.8  $        50.2
                                ================  =============  ==============  =============

NOTE 10 - EARNINGS PER SHARE

     The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings (loss) per share is as follows (in millions, except per share data):

                                                         Three Months Ended June 30,     Six Months Ended June 30,
                                                       -------------------------------  -----------------------------
                                                           2004             2003             2004           2003
                                                       -------------  ----------------  --------------  -------------

NUMERATOR FOR BASIC AND DILUTED EARNINGS (LOSS)
  PER SHARE
Net Income (Loss) for Basic and Diluted Earnings per
  Share                                                $        48.0  $         (44.5)  $         70.7  $         2.7
                                                       =============  ================  ==============  =============

DENOMINATOR FOR DILUTED EARNINGS (LOSS) PER SHARE
Weighted-average shares outstanding for basic
  earnings per share                                           320.8            319.8            320.7          319.7
  Effect of dilutive securities:
  Employee stock options and unvested stock grants               2.0                -              2.1            1.2
  Warrants to purchase ordinary shares                           1.3                -              1.4            0.6
                                                       -------------  ----------------  --------------  -------------
Adjusted weighted-average shares and assumed
  conversions for diluted earnings per share                   324.1            319.8            324.2          321.5
                                                       =============  ================  ==============  =============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
  Net Income (Loss)                                    $        0.15  $         (0.14)  $         0.22  $        0.01
                                                       =============  ================  ==============  =============

     Ordinary shares subject to issuance pursuant to the conversion features of the convertible debentures are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share because the effect of including those shares is anti-dilutive for all periods presented. Ordinary shares subject to issuance pursuant to the conversion features of the contingently convertible debentures are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share because the conversion features have not been triggered for all periods presented. Incremental shares related to stock options, unvested stock grants and warrants are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share for the three months ended June 30, 2003, because the effect of including those shares is anti-dilutive for that period.

NOTE 11 - CONTINGENCIES

     Legal Proceedings - In 1990 and 1991, two of our subsidiaries were served with various assessments collectively valued at approximately $5.8 million from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services. We believe that neither subsidiary is liable for the taxes and have contested the assessments in the Brazilian administrative and court systems. In October 2001, the Brazil Supreme Court rejected our appeal of an adverse lower court's ruling with respect to a June 1991 assessment, which is valued at approximately $5 million. We are continuing to challenge the assessment and have an action to suspend a related tax foreclosure proceeding. We have received a favorable ruling in connection with a disputed August 1990 assessment but the government has appealed that ruling. We also are awaiting a ruling from the Taxpayer's Council in connection with an October 1990 assessment. If our defenses are ultimately unsuccessful, we believe that the Brazilian government-controlled oil company, Petrobras, has a contractual obligation to reimburse us for municipal tax payments required to be paid by them. We do not expect the liability, if any, resulting from these assessments to have a material adverse effect on our business or consolidated financial position.

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

     Letters of Credit and Surety Bonds - We had letters of credit outstanding totaling $174.4 million and $186.2 million at June 30, 2004 and December 31, 2003, respectively. These letters of credit guarantee various contract bidding and performance activities under various uncommitted lines provided by several banks.

     As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations. Surety bonds outstanding totaled $22.5 million and $169.5 million at June 30, 2004 and December 31, 2003, respectively. The decrease in outstanding surety bonds is primarily attributable to the expiration of three such bonds totaling $151.1 million related to our Brazil operations.

NOTE 12 - SALE/LEASEBACK TRANSACTION

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

     Effective December 31, 2003, we adopted and applied the provisions of FASB Interpretation ("FIN") 46, Consolidation of Variable Interest Entities, as revised December 31, 2003, for all variable interest entities. FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Because the sale/leaseback agreement is with an entity in which we have no direct investment, we are not entitled to receive the financial statements of the leasing entity and the equity holders of the leasing company will not release the financial statements or other financial information to us in order for us to make the determination of whether the entity is a variable interest entity. In addition, without the financial statements, we are unable to determine if we are the primary beneficiary of the entity and, if so, what we would consolidate. We have no exposure to loss as a result of the sale/leaseback agreement. We currently account for the lease of this semisubmersible drilling rig as an operating lease.

NOTE 13 - RELATED PARTY TRANSACTIONS

     Delta Towing - TODCO owns a 25 percent interest in a joint venture, Delta Towing Holdings, LLC ("Delta Towing"), and TODCO holds notes receivable from Delta Towing with a face amount of approximately $143.0 million, which at the time of the R&B Falcon merger were valued at $80.0 million. Delta Towing defaulted on the notes receivable in January 2003 by failing to make its scheduled quarterly interest payment and remained in default as a result of its continued failure to make its quarterly interest payments. As a result of TODCO's continued evaluation of the collectibility of the notes, TODCO recorded an impairment on the notes receivable of $13.8 million ($0.04 per diluted share), net of tax of $7.5 million, in June 2003 based on Delta Towing's discounted cash flows over the terms of the notes, which deteriorated in the second quarter of 2003 as a result of the continued decline in Delta Towing's business outlook. During the six months ended June 30, 2003, we earned interest income related to the notes receivable and the three-year revolving credit facility of $3.1 million and $0.2 million, respectively.

     As a result of the adoption of FIN 46 and a determination that TODCO was the primary beneficiary for accounting purposes of Delta Towing, TODCO consolidated Delta Towing effective December 31, 2003 and intercompany transactions and accounts have been eliminated, including the above described notes receivable.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

     DDII LLC - In May 2003, WestLB AG, one of the lenders in the Deepwater Frontier synthetic lease financing facility, assigned its $46.1 million remaining promissory note receivable to us in exchange for cash of $46.1 million. Also in May 2003, but subsequent to the WestLB AG assignment, we purchased ConocoPhillips' 40 percent interest in Deepwater Drilling II L.L.C. ("DDII LLC") for approximately $5.0 million. As a result of this purchase, we consolidated DDII LLC late in the second quarter of 2003. In addition, we acquired certain drilling and other contracts from ConocoPhillips for approximately $9.0 million in cash.

NOTE 14 - RETIREMENT PLANS AND OTHER POSTEMPLOYMENT BENEFITS

     Defined Benefit Pension Plans - We have several defined benefit pension plans, both funded and unfunded, covering substantially all U.S. employees except for TODCO employees. We also have various defined benefit plans that cover Norway and Nigeria employees and various current and former employees covered under certain frozen plans acquired in connection with the R&B Falcon merger. Net periodic benefit cost for these defined benefit pension plans included the following components (in millions):

                                                Three Months Ended June 30,      Six Months Ended June 30,
                                             --------------------------------  -------------------------------
                                                  2004             2003             2004            2003
                                             --------------  ----------------  --------------  ---------------
COMPONENTS OF NET PERIODIC BENEFIT COST (a)
Service cost                                 $         3.9   $           4.1   $         7.8   $          8.3
Interest cost                                          4.1               4.6             8.3              9.2
Expected return on plan assets                        (4.9)             (4.9)           (9.7)            (9.8)
Amortization of transition obligation                    -               0.1             0.1              0.2
Amortization of prior service cost                     0.2               0.4             0.3              0.7
Recognized net actuarial losses                        0.7                 -             1.3              0.2
                                             --------------  ----------------  --------------  ---------------
    Benefit cost                             $         4.0   $           4.3   $         8.1   $          8.8
                                             ==============  ================  ==============  ===============

______________
(a)  Amounts are before income tax effect.

     Postretirement Benefits Other Than Pensions - We have several unfunded contributory and noncontributory postretirement benefit plans covering substantially all of our Transocean Drilling segment U.S. employees. Net periodic benefit cost for these other postretirement plans included the following components (in millions):

                                                Three Months Ended June 30,      Six Months Ended June 30,
                                             -------------------------------  -------------------------------
                                                  2004            2003             2004             2003
                                             --------------  ---------------  ---------------  --------------
COMPONENTS OF NET PERIODIC BENEFIT COST (a)
Service cost                                 $         0.2   $           0.5  $          0.5   $         1.0
Interest cost                                          0.6               0.8             1.1             1.7
Amortization of prior service cost                    (0.5)              0.1            (1.1)            0.2
Recognized net actuarial losses                        0.4               0.3             0.8             0.6
SFAS 88 settlements/curtailments                         -                 -               -            (0.6)
                                             --------------  ---------------  ---------------  --------------
    Benefit cost                             $         0.7   $           1.7  $          1.3   $         2.9
                                             ==============  ===============  ===============  ==============

______________
(a)  Amounts are before income tax effect.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. The Act introduces two new features to Medicare that employers must consider in determining the effect of the Act on their accumulated postretirement benefit obligation (''APBO'') and net periodic post retirement benefit cost: (i) a subsidy based on 28 percent of an individual beneficiary's annual prescription drug costs between $250 and $5,000, and (ii) the opportunity for a retiree to obtain a prescription drug

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

benefit under Medicare. In accordance with SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, employers are required to consider presently enacted changes in relevant laws in current period measurements of postretirement benefit costs and the APBO. As a result, the APBO and net periodic postretirement benefit costs for future periods should reflect the effects of the Act. At present, detailed regulation necessary to implement the Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency and the documentation requirements necessary to be entitled to the subsidy.

     In May 2004, the FASB staff issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2, which supercedes the same titled FSP 106-1, considers the effect of the two new features introduced in the Act in determining our APBO and net periodic post retirement benefit cost. The effect on the APBO will be accounted for as an actuarial gain to be amortized into income over the average remaining service period of plan participants. Companies may elect to defer accounting for this benefit or attempt to reflect the best estimate of the impact of the Act on their net periodic costs currently. The FSP is effective for the first interim or annual period beginning after June 15, 2004. We have chosen to defer accounting for the benefit and will implement these requirements effective July 1, 2004 using the prospective method outlined in FSP 106-2. The adoption of these requirements is not expected to have a material impact on our condensed consolidated financial position or results of operations. As a result of our election to defer the implementation of the FSP, our measures of APBO and net periodic postretirement benefit costs included in the condensed consolidated financial statements herein do not reflect the effects of the Act.

NOTE 15 - SUBSEQUENT EVENTS

     Norway Strike - In July 2004, members of the OFS, one of three unions representing offshore workers in Norway, called a strike on our semisubmersible units operating in the country. OFS called the strike after it was unable to reach an agreement with the Norwegian Shipowners Association, which represents rig owners in Norway. The rigs immediately affected are the Polar Pioneer, Transocean Searcher and Transocean Leader. Although not currently operating, the semisubmersible Transocean Arctic was expected to commence a contract by mid-August 2004 but could now be affected by the strike. The striking workers have now departed the rigs and the crews have been reduced to essential personnel only. We do not believe a resolution is imminent and cannot provide any assurance as to when the rigs will be able to go back to work. At this time, we cannot estimate the aggregate financial impact of the strike.

     Trident 20 Incident - In July 2004, the jackup rig Trident 20 suffered damage resulting from a fire in the rig's engine room while operating offshore Turkmenistan in the Caspian Sea. The cause of the fire is under investigation and the rig is expected to be idle for approximately four months. The rig has been under a three-well contract. Pursuant to the contract, our customer has the right to terminate the contract. While the contract has been suspended by the customer to allow time for rig repairs and we expect that drilling will resume under the terms of the original contract upon completion of the repairs, no assurances can be given that the contract will not be terminated. We are in the process of completing an estimate of the expected costs to repair the rig.

     TODCO Secondary Offering - On August 3, 2004, TODCO filed a registration statement with the SEC relating to an offering of up to $230 million of Class A common stock. We will sell our Class B common stock in the offering, which will convert to Class A common stock upon sale. TODCO will not sell any stock in the offering and will not receive any proceeds. We expect to complete this offering when market conditions warrant, subject to various factors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the unaudited condensed consolidated financial statements included herein under "Item 1. Financial Statements" and the audited consolidated financial statements and the notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2003.

OVERVIEW

     Transocean Inc. (together with our subsidiaries and predecessors, unless the context requires otherwise, "Transocean," "we," "us" or "our") is a leading international provider of offshore contract drilling services for oil and gas wells. As of July 30, 2004, we owned, had partial ownership interests in or operated 95 mobile offshore and barge drilling units, excluding the fleet of TODCO (together with its subsidiaries and predecessors, unless the context requires otherwise, "TODCO"), a publicly traded company in which we own a majority interest. As of this date, our fleet included 32 High-Specification semisubmersibles and drillships ("floaters"), 25 Other Floaters, 26 Jackup Rigs and 12 Other Rigs. As of July 30, 2004, TODCO's fleet consisted of 24 jackup rigs, 30 drilling barges, nine land rigs, three submersible drilling rigs and four other drilling rigs.

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

     Certain key measures of our total company results of operations and financial condition are as follows:

                                Three Months Ended June 30,      Six Months Ended June 30,          Three           Six
                            ---------------------------------  -------------------------------      Months         Months
                                  2004             2003             2004             2003           Change         Change
                            ----------------  ---------------  ---------------  --------------  --------------  ------------
                                                 (In millions, except dayrates and percentages)
Average dayrate (a)         $        69,600   $       65,300   $       70,600   $      67,100   $       4,300   $      3,500
Utilization (b)                          56%              57%              56%             56%            N/A            N/A

STATEMENT OF OPERATIONS
Operating revenue           $         633.2   $        603.9   $      1,285.2   $     1,219.9   $        29.3   $       65.3
Operating and maintenance
  expense                             406.2            426.5            818.6           800.6           (20.3)          18.0
Operating income                      103.8             19.8            240.0           121.4            84.0          118.6
Net income (loss)                      48.0            (44.5)            70.7             2.7            92.5           68.0


                                           June 30,     December 31,
                                            2004           2003        Change
                                       --------------  -------------  --------
                                                   (In millions)
BALANCE SHEET DATA (AT END OF PERIOD)
Cash                                   $        322.1  $       474.0  $(151.9)
Total Assets                                 11,335.7       11,662.6   (326.9)
Debt                                          3,076.9        3,658.1   (581.2)

_____________________
"N/A" means not applicable.

(a) Average dayrate is defined as contract drilling revenue earned per revenue earning day in the period.
(b) Utilization is defined as the total actual number of revenue earning days as a percentage of the total number of calendar days in the period.

     Our revenue and operating and maintenance expenses for the six months ended June 30, 2004 increased from the comparable period last year due to the current year effect of including the operations of the drillships Deepwater Pathfinder and Deepwater Frontier as a result of the 2003 acquisitions of the portions of the Deepwater Drilling L.L.C. ("DD LLC") and Deepwater Drilling II L.L.C. ("DDII LLC") joint ventures previously held by ConocoPhillips and the subsequent payoff of the synthetic lease financing arrangements in late December 2003. In addition, operating revenue and operating and maintenance expense increased due to the riser separation incident on the drillship Discoverer Enterprise, which idled the rig for a portion of 2003 (see "-Significant Events"), as well as from higher integrated services provided to our clients in 2004. Our six months ended June 30, 2004 financial results included a non-cash charge pertaining to a loss on retirement of debt partially offset by the recognition of a gain on the sale of a semisubmersible rig. We also recognized a gain on the TODCO initial public offering ("IPO") that was partially offset by a tax valuation allowance and stock option expense recorded in relation to the IPO (see "-Significant Events"). Debt and cash decreased during the six months ended June 30, 2004 primarily as a result of repayments on debt instruments as we continue to maintain our focus on debt reduction. The decrease in cash was partially offset by proceeds received from the TODCO IPO.

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

     We categorize our Transocean Drilling segment fleet into a "High-Specification Floaters" category, consisting of our "Fifth-Generation Deepwater Floaters," "Other Deepwater Floaters" and "Other High-Specification Floaters," an "Other Floaters" category, a "Jackups" category and an "Other Rigs" category. Within our High-Specification Floaters category, we consider our Fifth-Generation Deepwater Floaters to be the semisubmersibles Deepwater Horizon, Cajun Express, Deepwater Nautilus, Sedco Energy and Sedco Express and the drillships Deepwater Discovery, Deepwater Expedition, Deepwater Frontier, Deepwater Millennium, Deepwater Pathfinder, Discoverer Deep Seas, Discoverer Enterprise, and Discoverer Spirit. These rigs were built in the last construction cycle and have high-pressure mud pumps and a water depth capability of 7,500 feet or greater. The Other Deepwater Floaters are generally those other semisubmersible rigs and drillships that have a water depth capacity of at least 4,500 feet. The Other High-Specification Floaters are those rigs capable of drilling in harsh environments that were built as fourth-generation rigs in the mid- to late-1980's and have greater displacement than previously constructed rigs resulting in larger variable load capacity, more useable deck space and better motion characteristics. The Other Floaters category is generally comprised of those non-high-specification floaters with a water depth capacity of less than 4,500 feet. The Jackups category consists of this segment's jackup fleet, and the Other Rigs category consists of other rigs that are of a different type or use. These categories reflect how we view, and how we believe our investors and the industry generally view, our fleet, and reflect our strategic focus on the ownership and operation of premium high-specification floating rigs and jackups.

SIGNIFICANT EVENTS

Transocean Drilling Segment

     Operational Incidents - In May 2003, we announced that a drilling riser had separated on our deepwater drillship Discoverer Enterprise and that the rig had temporarily suspended drilling operations for our customer. The rig resumed operations in July 2003 and we resolved a disagreement with our customer regarding the incident in early 2004, the result of which had no significant effect on our results of operations. In June 2004, we finalized discussions with our insurers relating to an insurance claim for a portion of our losses stemming from this incident and received a significant portion of an insurance settlement in June 2004, which had a favorable effect on pre-tax earnings of approximately $11.5 million.

     In July 2004, members of the OFS, one of three unions representing offshore workers in Norway, called a strike on our semisubmersible units operating in the country. OFS called the strike after it was unable to reach an agreement with the Norwegian Shipowners Association, which represents rig owners in Norway. The rigs immediately affected are the Polar Pioneer, Transocean Searcher and Transocean Leader. Although not currently operating, the semisubmersible Transocean Arctic was expected to commence a contract by mid-August 2004 but could now be affected by the strike. The striking workers have now departed the rigs and the crews have been reduced to essential personnel only. We do not believe a resolution is imminent and cannot provide any assurance as to when the rigs will be able to go back to work. At this time, we cannot estimate the aggregate financial impact of the strike.

     In July 2004, the jackup rig Trident 20 suffered damage resulting from a fire in the rig's engine room while operating offshore Turkmenistan in the Caspian Sea. The cause of the fire is under investigation and the rig is expected to be idle for approximately four months. The rig has been under a three-well contract. Pursuant to the contract, our customer has the right to terminate the contract. While the contract has been suspended by the customer to allow time for rig repairs and we expect that drilling will resume under the terms of the original contract upon completion of the repairs, no assurances can be given that the contract will not be terminated. We are in the process of completing an estimate of the expected costs to repair the rig.

     We expect the Norway strike and effect of the Trident 20 fire to negatively impact third quarter revenue and related earnings.

     Asset Disposition - In June 2004, we completed the sale of a semisubmersible rig, the Sedco 602, for net proceeds of approximately $28.0 million and recognized a gain of $21.6 million.

     Debt Redemption - In March 2004, we completed the redemption of our $289.8 million principal amount outstanding 9.5% Senior Notes due December 2008 at the make-whole premium price provided in the indenture. We redeemed these notes at 127.796% of face value or $370.3 million, plus accrued and unpaid interest. We recognized an after-tax loss on the redemption of debt of approximately $28.1 million in the first quarter of 2004, which reflected adjustments for fair value of the debt at the merger ("R&B Falcon merger") with R&B Falcon Corporation ("R&B Falcon") and the premium on the termination of the related interest rate swap. We funded the redemption with existing cash balances, which included proceeds from the TODCO IPO. The redemption did not affect the 9.5% Senior Notes due December 2008 of TODCO, which had an aggregate principal amount outstanding of $10.2 million at June 30, 2004.

TODCO Segment

     IPO and Secondary Offering - In February 2004, we completed the TODCO IPO, in which we sold 13.8 million shares of TODCO's class A common stock, representing approximately 23 percent of TODCO's total outstanding shares, at $12.00 per share. We received net proceeds of $155.7 million from the IPO and recognized a gain of approximately $39.4 million in the first quarter of 2004, which represents the excess of net proceeds received over the net book value of the TODCO shares sold in the IPO. Additionally, as a result of the deconsolidation of TODCO from our other U.S. subsidiaries for U.S. federal income tax purposes in conjunction with the IPO, we established an initial valuation allowance in the first quarter of 2004 of approximately $31.0 million against the estimated deferred tax assets of TODCO in excess of its deferred tax liabilities, taking into account prudent and feasible planning strategies as required by Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") 109, Accounting for Income Taxes. The ultimate amount of such valuation allowance could vary significantly depending upon a number of factors, including the final allocation of tax benefits between TODCO and our other subsidiaries under applicable law, taxable income for calendar year 2004 and our ability to implement tax planning strategies under SFAS 109.

     In conjunction with the closing of the TODCO IPO, TODCO granted restricted stock and stock options to certain of its employees under its long-term incentive plan and certain of these awards vested at the time of grant. In accordance with the provisions of the SFAS 123, Accounting for Stock-Based Compensation, TODCO expects to recognize compensation expense of approximately $17.0 million over the vesting periods of the awards. TODCO recognized approximately $6.0 million in the first quarter of 2004 as a result of the immediate vesting of certain awards. TODCO will amortize the remaining amount of approximately $11.0 million to compensation expense over the next three years with approximately $5.0 million over the remainder of 2004 and approximately $5.0 million and $1.0 million in 2005 and 2006, respectively. In addition, certain of TODCO's employees held options that were granted prior to the IPO to acquire our ordinary shares. In accordance with the employee matters agreement, these options were modified, which resulted in the accelerated vesting of the options and the extension of the term of the options through the original contractual life. In connection with the modification of these options, TODCO recognized approximately $1.5 million additional compensation expense in the first quarter of 2004.

     As of July 30, 2004, we held an approximate 77 percent interest in TODCO, represented by 46.2 million shares of class B common stock, and we have approximately 94 percent of the outstanding voting interest in TODCO. Each share of our class B common stock has five votes per share compared to one vote per share of the class A common stock. We consolidate TODCO in our financial statements as a separate business segment and expect to continue to consolidate TODCO in our financial statements until we no longer own a majority voting interest. TODCO was formerly known as R&B Falcon. Before the closing of the IPO, TODCO transferred to us all assets and businesses unrelated to TODCO's business. R&B Falcon's business was previously considerably broader than TODCO's ongoing business.

     Our current long-term intent is to dispose of our remaining interest in TODCO, which could be achieved through a number of possible transactions including additional public offerings, open market sales, sales to one or more third parties, a spin-off to our shareholders, split-off offerings to our shareholders that would allow for the opportunity to exchange our shares for shares of TODCO class A common stock or a combination of these transactions. On August 3, 2004, TODCO filed a registration statement with the Securities and Exchange Commission ("SEC") relating to an offering of up to $230 million of Class A common stock. We will sell our Class B common stock in the offering, which will convert to Class A common stock upon sale. TODCO will not sell any stock in the offering and will not receive any proceeds. We expect to complete this offering when market conditions warrant, subject to various factors. We plan to use the proceeds from this offering to reduce debt and for other general corporate purposes.

     Delta Towing - As a result of the adoption of FASB Interpretation ("FIN") 46 and a determination that TODCO was the primary beneficiary for accounting purposes of our joint venture, Delta Towing Holdings, LLC ("Delta Towing"), TODCO consolidated Delta Towing at December 31, 2003. Due to the consolidation of Delta Towing, operating revenue and operating and maintenance expense increased during the six months ended June 30, 2004 by $13.6 million and $11.9 million, respectively.

Effective Tax Rate

     The annual effective tax rate for 2004 is estimated to be approximately 35 percent of earnings before TODCO IPO-related items, loss on debt retirements and gains on significant asset sales. The effective tax rate increased from approximately 27 percent estimated at March 31, 2004 as a result of developments in the second quarter on certain international tax disputes, an increase in the valuation allowance established at the time of the TODCO IPO and changes in the expected amount and geographical concentration of taxable income. The catch-up effect of the increase in the annual effective tax rate was reflected in the second quarter of 2004 resulting in an effective tax rate of 45 percent on earnings for the three months ended June 30, 2004, excluding the sale of the semisubmersible rig Sedco 602. As a result, earnings for the three months ended June 30, 2004 were reduced by $4.6 million.

OUTLOOK

     Drilling Market - During the second quarter of 2004, commodity prices remained at historically strong levels. While commodity prices may vary from current levels, we expect them to remain strong in historical terms. Future commodity price expectations have historically been a key driver for offshore drilling demand, although recent price levels have not necessarily translated into increased rig demand. The availability of quality drilling prospects, exploration success, relative production costs, the stage of reservoir development and political and regulatory environments also affect our customers' drilling programs.

     Prospects for our High-Specification Floaters appear to be gaining strength over the balance of 2004. However, a number of these units will conclude contracts in 2004 and, as a result, intermittent idle time remains a possibility for some of these rigs. We have recently received several new contracts or extensions for our High Specification fleet. The Sedco Express was awarded a three-year contract for BP's Plutonio project in Angola. The Paul B. Loyd, Jr. received a two-year contract extension, the Cajun Express was awarded a new 210-day contract, the Deepwater Discovery was awarded a combined three-well commitment and the Sovereign Explorer was awarded two contracts totaling 320 days. We continue to believe that over the long term, deepwater exploration and development drilling opportunities in the Gulf of Mexico, West Africa, India and other market sectors represent a significant source of future deepwater rig demand, although the risk of project delays remains, especially in Nigeria and Angola. We are also seeing a strong customer preference for using fifth-generation equipment in these deepwater areas.

     The outlook for activity for the non-U.S. jackup market sector is expected to remain strong, particularly in Asia and the Middle East. There remains a current overcapacity in the West Africa jackup sector and Transocean is repositioning two units, the Trident VI and the J. T. Angel, from West Africa and India, respectively, to Asia to capture the growth opportunities there. The Trident VI is expected to be on contract by October of this year.

     The outlook for our Other Floaters that operate in the mid-water sector remains weak as this sector continues to be significantly oversupplied globally. We expect overall North Sea industry fleet utilization to increase beyond the usual normal seasonal upswing in the summer months. A number of rigs have now been contracted through the winter months and there is a growing expectation that overall utilization next year will be higher than 2004. Utilization in the U.S. Gulf of Mexico market sector continues to be dampened by an over supply of units. There is a possibility of additional work in Brazil and India, and we are evaluating these opportunities.

     We expect additional downtime during the third quarter to result from other rig mobilizations, primarily the Jack Bates, which we expect to mobilize in August of this year from the UK sector of the North Sea to Australia upon completion of its current contract, and the Actinia, which is currently idle in Egypt and will mobilize to India. In addition to these mobilizations, we expect downtime to result from planned shipyards for the Polar Pioneer, Sedco 706, Sedco 709 and the Transocean Arctic. These rig mobilizations and planned shipyard projects are expected to have a negative impact on third quarter revenues and related earnings.

     TODCO expects the declining jackup rig supply in the U.S. Gulf Coast region to continue to support higher dayrates for its jackup fleet compared to the beginning of the year. TODCO has seen a slight improvement in dayrates and utilizations for its inland barges in 2004 in this region.

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

     As of July 27, 2004, approximately 60 percent of our Transocean Drilling segment fleet days were committed for the remainder of 2004 and approximately 34 percent for the year 2005.

     Tax Matters - We are a Cayman Islands company registered in Barbados. We operate through our various subsidiaries in a number of countries throughout the world. Consequently, we are subject to changes in tax laws, treaties and regulations in and between the countries in which we operate, including treaties that the U.S. has with other nations. A material change in these tax laws, treaties or regulations, including those in and involving the U.S., could result in a higher effective tax rate on our worldwide earnings. Recent developments in this area include proposed tax legislation in the U.S. that would change the tax law applicable to companies like us that have undertaken a transaction commonly referred to as an inversion and the recent protocol signed by the U.S. and Barbados which would amend the tax treaty between the two countries.

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

     Stock-Based Compensation Expense - As a result of the adoption in January 2003 of the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, using the prospective method prescribed by SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure, our stock-based compensation expense is expected to increase in 2004. The increase will result from the impact of a full year of expense related to our 2003 awards, compared to six months of expense in 2003, and expense related to our 2004 awards, which were granted in July 2004. Future periods will continue to have increases in stock-based compensation expense until the impact of the layering effect of future awards is normalized. In addition, TODCO now has a long-term incentive plan under which it grants stock options and restricted stock to certain key employees (see "-Significant Events"). Awards made under this plan in 2004 will result in an increase in stock-based compensation expense in 2004.

PERFORMANCE AND OTHER KEY INDICATORS

     Fleet Utilization and Dayrates - The following table shows our average dayrate and utilization for the quarterly periods ended on or prior to June 30, 2004. Average dayrate is defined as contract drilling revenue earned per revenue earning day in the period. Utilization is defined as the total actual number of revenue earning days in the period as a percentage of the total number of calendar days in the period for all drilling rigs in our fleet.

                                                  Three Months Ended
                                          -----------------------------------
                                           June 30,    March 31,    June 30,
                                             2004        2004         2003
                                          ----------  -----------  ----------
Average Dayrates

Transocean Drilling Segment:
   High-Specification Floaters
     Fifth-Generation Deepwater Floaters  $ 177,800   $  191,800   $ 185,100
     Other Deepwater Floaters             $ 107,800   $  101,300   $ 111,500
     Other High-Specification Floaters    $ 115,500   $  115,200   $ 114,400
   Total High-Specification Floaters      $ 141,100   $  143,500   $ 143,300
   Other Floaters                         $  65,000   $   62,800   $  64,800
   Jackups                                $  52,700   $   51,400   $  57,400
   Other Rigs                             $  43,300   $   44,200   $  41,500
                                          ----------  -----------  ----------
Segment Total                             $  89,100   $   90,200   $  88,900
                                          ----------  -----------  ----------

                                          ----------  -----------  ----------
TODCO Segment                             $  26,200   $   25,700   $  17,500
                                          ----------  -----------  ----------

Total Drilling Fleet                      $  69,600   $   71,600   $  65,300
                                          ==========  ===========  ==========

Utilization

Transocean Drilling Segment:
   High-Specification Floaters
     Fifth-Generation Deepwater Floaters         90%          92%         88%
     Other Deepwater Floaters                    70%          78%         70%
     Other High-Specification Floaters           75%          73%         75%
   Total High-Specification Floaters             79%          83%         77%
   Other Floaters                                45%          42%         52%
   Jackups                                       85%          83%         86%
   Other Rigs                                    46%          54%         41%
                                          ----------  -----------  ----------
Segment Total                                    68%          69%         68%
                                          ----------  -----------  ----------

                                          ----------  -----------  ----------
TODCO Segment                                    41%          38%         42%
                                          ----------  -----------  ----------

Total Drilling Fleet                             56%          56%         57%
                                          ==========  ===========  ==========

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

     Other Revenue - Beginning with the first quarter of 2004, we began classifying our revenues into two categories: (1) contract drilling revenue and
(2) other revenue. Our other revenue represents client reimbursable revenue, integrated services revenue, management service revenues, revenues from operation of Delta Towing's fleet of marine support vessels and other miscellaneous revenues. From time to time, we provide well services in addition to our normal drilling services through third party contractors. We refer to these other services as integrated services.

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

FINANCIAL CONDITION

     JUNE 30, 2004 COMPARED TO DECEMBER 31, 2003

                       June 30,   December 31,
                         2004         2003        Change   % Change
                       ---------  -------------  --------  ---------
                               (In millions, except % change)
TOTAL ASSETS
  Transocean Drilling  $10,589.3  $    10,874.0  $(284.7)       (3)%
  TODCO                    746.4          788.6    (42.2)       (5)%
                       ---------  -------------  --------  ---------
                       $11,335.7  $    11,662.6  $(326.9)       (3)%
                       =========  =============  ========  =========

     The decrease in Transocean Drilling segment assets was mainly due to asset depreciation ($216.4 million), a decrease in cash and cash equivalents ($159.4 million) that resulted primarily from the repayment of debt of approximately $592.2 million during the six months ended June 30, 2004 and the sale of a semisubmersible rig ($6.0 million), partially offset by proceeds received from the TODCO IPO ($155.7 million) and cash from operations. The decrease in TODCO segment assets was primarily due to depreciation ($48.1 million).

LIQUIDITY AND CAPITAL RESOURCES

     SOURCES AND USES OF CASH

                                                 Six Months Ended
                                                     June 30,
                                           ------------------------
                                               2004         2003      Change
                                           ------------  ----------  --------
                                                     (In millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES
  Net income                               $      70.7   $      2.7  $  68.0
  Depreciation                                   264.5        254.3     10.2
  Other non-cash items                            (9.3)        11.4    (20.7)
  Working capital                                (45.3)        36.3    (81.6)
                                           ------------  ----------  --------
                                           $     280.6   $    304.7  $ (24.1)
                                           ============  ==========  ========

     Net cash provided by operating activities decreased $24.1 million due to a decrease in cash provided by working capital items of $81.6 million, partially offset by an increase in cash generated from net income adjusted for non-cash activity of $57.5 million during the six months ended June 30, 2004 as compared to the corresponding prior year period.

                                                         Six Months Ended
                                                             June 30,
                                                     ------------------------
                                                         2004         2003      Change
                                                     ------------  ----------  --------
                                                               (In millions)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Capital expenditures                               $     (55.8)  $   (50.2)  $  (5.6)
  Proceeds from disposal of assets                          42.0         3.2      38.8
  Proceeds from TODCO IPO                                  155.7           -     155.7
  DDII LLC's cash acquired, net of cash paid                   -        18.1     (18.1)
  Note issued to related party, net of repayments              -       (45.3)     45.3
  Other, net                                                 4.7         2.2       2.5
                                                     ------------  ----------  --------
                                                     $     146.6   $   (72.0)  $ 218.6
                                                     ============  ==========  ========

     Net cash provided by investing activities increased approximately $218.6 million for the six months ended June 30, 2004 as compared to net cash used in investing activities in the same period in the previous year. The increase is primarily the result of the proceeds from the TODCO IPO of $155.7 million (see "-Significant Events") combined with an increase in proceeds from asset sales as compared to the corresponding prior year period. In addition, we acquired ConocoPhillips' 40 percent interest in DDII LLC and issued a note receivable to a related party during the six months ended June 30, 2003, with no comparable activity for the same period in 2004.

                                                              Six Months Ended
                                                                   June 30,
                                                         ------------------------
                                                             2004         2003      Change
                                                         ------------  ----------  --------
                                                                    (In millions)
NET CASH USED IN FINANCING ACTIVITIES
  Repayments on revolving credit agreements              $    (200.0)  $       -   $(200.0)
  Cash received from termination of interest rate swaps            -       173.5    (173.5)
  Repayments on other debt instruments                        (395.2)     (919.2)    524.0
  Other, net                                                    16.1        12.8       3.3
                                                         ------------  ----------  --------
                                                         $    (579.1)  $  (732.9)  $ 153.8
                                                         ============  ==========  ========

     We repaid $200.0 million under our $800.0 million revolving credit facility during the six months ended June 30, 2004 while no such payment was made for the same period in 2003. For the six months ended June 30, 2004, we used cash of $370.3 million for the early redemption of our 9.5% Senior Notes (see "-Significant Events") and $21.9 million in other scheduled debt maturities. For the six months ended June 30, 2003, we received interest rate swap termination proceeds of $173.5 million (see "-Derivative Instruments") for which there was no comparable activity in 2004. In addition, we used cash of $527.2 million to repurchase our Zero Coupon Convertible Debentures that were put to us in May 2003, $50.0 million for the early repayment of our 9.41% Nautilus Class A2 Notes, and $342.0 million for other scheduled debt maturities during the six months ended June 30, 2003.

     CAPITAL EXPENDITURES

     Capital expenditures totaled $55.8 million during the six months ended June 30, 2004 of which $51.0 million and $4.8 million related to the Transocean
Drilling  and  TODCO  segments,  respectively.

     During 2004, we expect to spend approximately $90 million to $100 million on our existing Transocean Drilling segment fleet, corporate infrastructure and major upgrades, excluding upgrades required and funded by our drilling contracts, which we anticipate will be approximately $30 million to $40 million. These amounts are dependent upon the actual level of operational and contracting activity. We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales. We also have available credit under our revolving credit agreement (see "-Sources of Liquidity") and may engage in other commercial bank or capital market financings.

     TODCO expects to spend approximately $13 million on capital expenditures in 2004.

     ACQUISITIONS AND DISPOSITIONS

     From time to time, we review possible acquisitions of businesses and drilling units and may in the future make significant capital commitments for such purposes. Any such acquisition could involve the payment by us of a substantial amount of cash or the issuance of a substantial number of additional ordinary shares or other securities. We would likely fund the cash portion of any such acquisition through cash balances on hand, the incurrence of additional debt, sales of assets, issuance of ordinary shares or other securities or a combination thereof. In addition, from time to time, we review possible dispositions of drilling units.

     Dispositions - In February 2004, we completed the TODCO IPO. See "-Significant Events."

     In March 2004, in our Transocean Drilling segment we entered into agreements to sell two semisubmersible rigs, the Sedco 600 and Sedco 602, for net proceeds of $52.7 million, in connection with our efforts to dispose of certain non-strategic assets. In June 2004, we completed the sale of a semisubmersible rig, the Sedco 602, for net proceeds of $28.0 million and recognized a gain of $21.6 million, which had no tax effect. The sale of the Sedco 600 is expected to close during the fourth quarter of 2004 after completion of a drilling project.

     During the six months ended June 30, 2004, we settled insurance claims and sold marine support vessels and certain other assets for net proceeds of approximately $14.0 million and recorded net gains of $1.0 million, net of tax of $0.4 million, and $4.6 million, which had no tax effect, in our Transocean Drilling and TODCO segments, respectively.

     SOURCES OF LIQUIDITY

     Our primary sources of liquidity in the second quarter of 2004 were our cash flows from operations, proceeds from asset sales and existing cash balances. Our primary uses of cash were debt repayments and capital expenditures. At June 30, 2004, we had $322.1 million in cash and cash equivalents.

     We expect to use existing cash balances, internally generated cash flows and proceeds from assets sales, including potential additional sales of our interest in TODCO, to fulfill anticipated obligations such as scheduled debt maturities, capital expenditures and working capital needs. From time to time, we may also use bank lines of credit to maintain liquidity for short-term cash needs.

     Excluding the acquisition of the Deepwater Pathfinder and Deepwater Frontier in December 2003, we have significantly reduced our capital expenditures compared to prior years due to the completion of our newbuild program in 2001 and ongoing efforts to contain capital expenditures. See "-Capital Expenditures."

     When cash on hand, cash flows from operations, proceeds from asset sales, including potential additional sales of our interest in TODCO, and committed bank facility availability exceed our expected liquidity needs, we may use a portion of such cash to reduce debt prior to scheduled maturity through repurchases, redemptions or tender offers, or make repayments on bank borrowings.

     At June 30, 2004 and December 31, 2003, our total debt was $3,076.9 million and $3,658.1 million, respectively. Net debt, a non-GAAP financial measure defined as total debt less cash and cash equivalents, at such dates was $2,754.8 million and $3,184.1 million, respectively. During the six months ended June 30, 2004, we reduced net debt by $429.3 million. The reconciliation of total debt to net debt at carrying value is as follows (in millions):

                                  June 30,    December 31,
                                    2004          2003
                                 ----------  --------------
Total Debt                       $ 3,076.9   $     3,658.1
Less: Cash and cash equivalents     (322.1)         (474.0)
                                 ----------  --------------
  Net Debt                       $ 2,754.8   $     3,184.1
                                 ==========  ==============

     We believe net debt provides useful information regarding the level of our indebtedness by reflecting the amount of indebtedness assuming cash and investments are used to repay debt. Net debt declined each year since 2001 because cash flows, primarily from operations and asset sales, have exceeded capital expenditures.

     Our internally generated cash flow is directly related to our business and the market sectors in which we operate. Should the drilling market deteriorate, or should we experience poor results in our operations, cash flow from operations may be reduced. Also, as a result of the TODCO IPO, we do not have access to TODCO's cash flows as we do with our wholly owned subsidiaries. We have, however, continued to generate positive cash flow from operating activities over recent years and expect cash flow will continue to be positive over the next year.

     We have access to a bank line of credit under an $800.0 million five-year revolving credit agreement expiring in December 2008. As of June 30, 2004, $750.0 million remained available under this credit line. Because our current cash balances, expected cash flow and this revolving credit agreement provide us with adequate liquidity, we terminated our commercial paper program during the first quarter of 2004.

     The bank credit line requires compliance with various covenants and provisions customary for agreements of this nature, including an earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest coverage ratio and a debt to tangible capital ratio, both as defined by the credit agreement, of not less than three to one and not greater than 50 percent, respectively. Other provisions of the credit agreement includes limitations on creating liens, incurring debt, transactions with affiliates, sale/leaseback transactions and mergers and sale of substantially all assets. Should we fail to comply with these covenants, we would be in default and may lose access to this facility. We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions. A default under our public debt could trigger a default under our credit line and cause us to lose access to this facility.

     TODCO has access to a bank line of credit under a $75.0 million two-year revolving credit agreement (the "TODCO Revolving Credit Agreement"), which will reduce to $60.0 million in December 2004 and expires in December 2005. As of June 30, 2004, $75.0 million remained available under this line of credit. The TODCO Revolving Credit Agreement requires compliance with various covenants and provisions customary for similar agreements of non-investment grade facilities. TODCO's Revolving Credit Agreement is not guaranteed by us.

     In April 2001, the SEC declared effective our shelf registration statement on Form S-3 for the proposed offering from time to time of up to $2.0 billion in gross proceeds of senior or subordinated debt securities, preference shares, ordinary shares and warrants to purchase debt securities, preference shares, ordinary shares or other securities. At June 30, 2004, $1.6 billion in gross proceeds of securities remained unissued under the shelf registration statement.

     Our access to debt and equity markets may be reduced or closed to us due to a variety of events, including, among others, downgrades of ratings of our debt, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.

     As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations. Surety bonds outstanding totaled $22.5 million and $169.5 million at June 30, 2004 and December 31, 2003, respectively. The decrease in outstanding surety bonds is primarily attributable to the expiration of three such bonds totaling $151.1 million related to our Brazil operations.

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

     Gains and losses on foreign exchange derivative instruments that qualify as accounting hedges are deferred as accumulated other comprehensive income (loss) and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments that do not qualify as hedges for accounting purposes are recognized currently based on the change in market value of the derivative instruments. At June 30, 2004, we had no material open foreign exchange derivative instruments.

     From time to time, we may use interest rate swaps to manage the effect of interest rate changes on our future earnings. Interest rate swaps that we enter into are designated as a hedge of future interest payments on our underlying debt. The interest rate differential to be received or paid under the swaps is recognized over the lives of the swaps as an adjustment to interest expense. If an interest rate swap is terminated, the gain or loss is amortized over the remaining life of the underlying debt. We do not enter into interest rate swaps for speculative purposes.

     In January 2003, we terminated swaps with respect to our 6.75% Senior Notes due April 2005, 6.95% Senior Notes due April 2008 and 9.5% Senior Notes due December 2008. In March 2003, we terminated swaps with respect to our 6.625% Notes due April 2011. As a result of these terminations, we received cash proceeds, net of accrued interest, of approximately $173.5 million that was recognized as a fair value adjustment to long-term debt in our consolidated balance sheet and is being amortized as a reduction to interest expense over the life of the underlying debt. As a result of the redemption of our 9.5% Senior Notes in March 2004, we recognized a swap premium of $22.0 million on the termination of the related interest rate swap as a reduction to our loss on retirement of debt (see "-Operating Results"). Based on the unamortized premiums remaining on the terminated interest rate swaps, we expect our interest expense to be approximately $24.0 million lower in 2004.

OPERATING RESULTS

     QUARTER ENDED JUNE 30, 2004 COMPARED TO QUARTER ENDED JUNE 30, 2003

     Following is an analysis of our Transocean Drilling segment and TODCO segment operating results, as well as an analysis of income and expense categories that we have not allocated to our two segments.

Transocean Drilling Segment

                                                                  Three Months Ended
                                                             -----------------------------
                                                                        June 30,
                                                                  2004            2003         Change        % Change
                                                             ---------------  ------------  -------------  ------------
                                                                   (In millions, except day amounts and percentages)

Operating days                                                        5,795         5,887            (92)          (2)%
Utilization (a)                                                          68%           68%           N/A            N/M
Average dayrate (b)                                          $       89,100   $    88,900   $        200            N/M

Contract drilling revenues                                   $        516.6   $     523.6   $       (7.0)          (1)%
Other revenues                                                         35.9          24.9           11.0            44%
                                                             ---------------  ------------  -------------  ------------
                                                                      552.5         548.5            4.0             1%
Operating and maintenance expense                                     338.1         355.9          (17.8)          (5)%
Depreciation                                                          109.1         104.4            4.7             5%
Impairment loss on long-lived assets                                      -           4.2           (4.2)           N/M
Gain from sale of assets, net                                         (21.9)         (0.2)         (21.7)           N/M
                                                             ---------------  ------------  -------------  ------------
Operating income before general and administrative expense   $        127.2   $      84.2   $       43.0            51%
                                                             ===============  ============  =============  ============

_________________
"N/A" means not applicable
"N/M" means not meaningful

(a)  Utilization  is  defined  as  the  total  actual number of revenue earning days as a percentage of total number of calendar  days  in  the  period.
(b)  Average  dayrate  is  defined  as  contract  drilling  revenue  earned  per  revenue  earning  day.

     This segment's contract drilling revenues increased by approximately $42.5 million as a result of additional revenues from the Deepwater Frontier and Deepwater Pathfinder due to the consolidation of DDII LLC and DD LLC late in the second and fourth quarters, respectively, of 2003 and lower revenues in 2003 resulting from the labor strike in Nigeria, the Discoverer Enterprise riser incident and the Peregrine I electrical fire during the second quarter of 2003 with no comparable activity for the same period in 2004. These increases were more than offset by approximately $49.5 million due to a decline in average dayrates, which exclude the rigs previously discussed.

     Other revenues for the three months ended June 30, 2004 included increases of $13.1 million related to integrated services, partially offset by a decrease of $2.6 million in client reimbursable revenue and the absence of revenue from management fees in 2004 as a result of the consolidation of DDII LLC and DD LLC late in the second and fourth quarters, respectively, of 2003.

     The decrease in this segment's operating and maintenance expenses of approximately $19.5 million resulted primarily from the settlement in 2004 of the Discoverer Enterprise May 2003 riser incident and a decrease in insurance expense in the second quarter of 2004. Additional decreases of approximately $13.3 million resulted from costs associated with the Peregrine I insurance claim settlement, the labor strike in Nigeria, reserve for allowance for doubtful accounts related to two client receivables and a favorable turnkey settlement that occurred in the second quarter of 2003 with no comparable activity in 2004. Partially offsetting these decreases were increased operating and maintenance expenses of approximately $14.2 million related primarily to the Deepwater Pathfinder as a result of the consolidation of DD LLC late in the fourth quarter of 2003, higher integrated services activity and higher provisions for local tax matters in 2004.

     The increase in this segment's depreciation expense resulted primarily from $4.9 million of additional depreciation expense related to the Deepwater Frontier and Deepwater Pathfinder as a result of the late December 2003 payoff of the synthetic lease financing arrangements by DDII LLC and DD LLC, respectively, which were consolidated late in the second and fourth quarters, respectively, of 2003 and the Discoverer Enterprise purchase of tensioner system equipment.

     During the three months ended June 30, 2003, we recorded non-cash impairment charges in this segment of $4.2 million associated with the removal of two rigs from drilling service. The determination of fair market value was based on an offer from a potential buyer.

     During the three months ended June 30, 2004, this segment recognized net gains of $21.9 million related to the sale of the semisubmersible rig Sedco 602 and the sale of other assets.

TODCO Segment

                                                                Three Months Ended
                                                                     June 30,
                                                           -----------------------------
                                                                2004            2003         Change        % Change
                                                           ---------------  ------------  -------------  ------------
                                                                  (In millions, except day amounts and percentages)

Operating days                                                      2,612         2,919           (307)         (11)%
Utilization (a)                                                        41%           42%           N/A           (2)%
Average dayrate (b)                                        $       26,200   $    17,500   $      8,700            50%

Contract drilling revenues                                 $         68.3   $      51.1   $       17.2            34%
Other revenues                                                       12.4           4.3            8.1            N/M
                                                           ---------------  ------------  -------------  ------------
                                                                     80.7          55.4           25.3            46%
Operating and maintenance                                            68.1          70.6           (2.5)          (4)%
Depreciation                                                         23.9          23.1            0.8             3%
Impairment loss on long-lived assets                                    -          11.6          (11.6)           N/M
Gain from sale of assets, net                                        (1.9)         (0.4)          (1.5)           N/M
                                                           ---------------  ------------  -------------  ------------
Operating loss before general and administrative expense   $         (9.4)  $     (49.5)  $       40.1          (81)%
                                                           ===============  ============  =============  ============

_________________
"N/A" means not applicable
"N/M" means not meaningful

(a)     Utilization  is defined as the total actual number of revenue earning days as a percentage of total number of calendar  days  in  the  period.
(b)     Average  dayrate  is  defined  as  contract  drilling  revenue  earned  per  revenue  earning  day.

     This segment's contract drilling revenues increased by approximately $23.2 million due primarily to an increase in average dayrates, which included the operations of three jackup rigs in Venezuela (THE 156) and Mexico (THE 205 and THE 206) after being transferred from the Gulf of Mexico during the fourth quarter of 2003. These increases were partially offset by decreased utilization of approximately $5.9 million.

     Other revenues for the three months ended June 30, 2004 included increases of approximately $8.1 million related to the consolidation of Delta Towing at December 31, 2003 and client reimbursable revenue.

     The decrease in this segment's operating and maintenance expense was primarily due to approximately $11.8 million of costs associated with the inland barge Rig 62 well control incident in 2003 with no comparable activity in 2004 and a decrease in insurance expense. Partially offsetting the above decreases were increases primarily due to approximately $5.6 million of costs associated with the consolidation of Delta Towing at December 31, 2003 and $4.8 million of operating and maintenance expense associated with operating two jackup rigs in Mexico (THE 205 and THE 206) after being transferred from the Gulf of Mexico and compensation expense related to stock options and restricted stock as the result of the TODCO IPO.

     The increase in this segment's depreciation expense resulted primarily from the consolidation of Delta Towing, partially offset by a reduction in depreciation resulting from the write down to fair market value of five jackup rigs removed from active drilling service in 2003.

     During the three months ended June 30, 2003, we recorded non-cash impairment charges in this segment of $11.6 million associated with the removal of five jackup rigs from drilling service and the write down in the value of an investment in a joint venture to fair value. The determination of fair market value was based on third party valuations, in the case of the jackup rigs, and management's assessment of fair value, in the case of the investment in a joint venture, where third party valuations were not available.

     During the three months ended June 30, 2004, this segment recognized net gains of $1.9 million primarily related to the sale of three marine support vessels by Delta Towing and the sale of other assets.

Total Company Results of Operations

                                                           Three Months Ended
                                                                 June 30,
                                                          ------------------------
                                                             2004         2003       Change   % Change
                                                          ----------  ------------  --------  ---------
                                                                   (In millions, except % change)

General and Administrative Expense                        $    14.0   $      14.9   $  (0.9)       (6)%
Other (Income) Expense, net
  Equity in earnings of joint ventures                         (3.7)         (1.8)     (1.9)        N/M
  Interest income                                              (1.9)         (5.8)      3.9       (67)%
  Interest expense                                             42.6          52.8     (10.2)      (19)%
  Loss on retirement of debt                                      -          15.7     (15.7)        N/M
  Impairment loss on note receivable from related party           -          21.3     (21.3)        N/M
  Other, net                                                    1.1           2.7      (1.6)      (59)%
Income Tax Expense (Benefit)                                   19.9         (20.8)     40.7         N/M
Minority Interest                                              (2.2)          0.2      (2.4)        N/M

_________________________
"N/M" means not meaningful

     The decrease in general and administrative expense was primarily attributable to a reduction of costs related to employee benefits and lower advertising and public relations fees, partially offset by increases in professional fees related to compliance with corporate governance regulations effective for 2004.

     Equity in earnings of joint ventures increased approximately $4.1 million primarily related to our 50 percent share of earnings from Overseas Drilling Limited, which owns the drillship Joides Resolution, combined with the absence of our share of losses from Delta Towing in 2004 due to the consolidation of the joint venture at December 31, 2003 as a result of the adoption of FIN 46. Offsetting these increases was a decrease in equity in earnings of $2.3 million related to our consolidation of DD LLC and DDII LLC in 2003, which resulted from the completion of the buyout of Conoco's share of the joint ventures.

     The decrease in interest income was primarily due to a decrease in average cash balances for 2004 compared to 2003 as cash was utilized for debt reduction and capital expenditures, which resulted in a reduction of interest income of $2.3 million. Additional decreases resulted from the absence in 2004 of $1.7 million of interest earned in the second quarter of 2003 on the notes receivable from Delta Towing, which was consolidated at December 31, 2003 as a result of the adoption of FIN 46.

     The decrease in interest expense was attributable to reductions in interest expense of $11.5 million associated with debt that was redeemed, retired or repurchased during or subsequent to the second quarter of 2003. Partially offsetting this decrease was the issuance of new debt subsequent to the second quarter of 2003, which resulted in an increase in interest expense of $1.7 million.

     During the three months ended June 30, 2003, we recognized a $15.7 million loss related to the repurchase of $838.6 million aggregate principal amount of our Zero Coupon Convertible Debentures due May 2020 and the repurchase and retirement of the $50.0 million principal amount 9.41% Nautilus Class A2 Notes due May 2005.

     During the three months ended June 30, 2003, we recognized a $21.3 million impairment loss on our note receivable from Delta Towing.

     We recognized a $2.3 million loss in other, net in the second quarter of 2003 relating to the effect of foreign currency exchange rate changes on our monetary assets and liabilities denominated in Venezuelan bolivars, partially offset by proceeds received from the sale of a patent with no comparable activity for the same period in 2004.

     We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. The annual effective tax rate for 2004 is estimated to be approximately 35 percent of earnings before TODCO IPO-related items, loss on debt retirements and gains on significant asset sales. The effective tax rate increased from approximately 27 percent estimated at March 31, 2004 as a result of developments in the second quarter on certain international tax disputes, an increase in the valuation allowance established at the time of the TODCO IPO and changes in the expected amount and geographical concentration of taxable income. The catch-up effect of the increase in the annual effective tax rate, a reduction in earnings of $4.6 million, was reflected in the second quarter of 2004 resulting in an effective tax rate of 45 percent on earnings for the three months ended June 30, 2004, excluding the sale of the semisubmersible rig Sedco
602. The three months ended June 30, 2003 included a foreign tax benefit of $14.6 million attributable to the favorable resolution of a non-U.S. income tax liability and income tax benefits resulting from non-cash impairments and loss on debt retirements. At June 30, 2003, we estimated the annual effective tax rate for 2003 to be approximately 38 percent of earnings before non-cash note receivable and other asset impairments and loss on debt retirements. The rate increased from an estimated annual effective tax rate of approximately 20 percent at March 31, 2003, due to a change in the amount and mix of estimated earnings for the year. As a result of the catch-up effect of the change in the annual effective tax rate, earnings for the three months ended June 30, 2003 were reduced by $10.7 million.

     The increase in minority interest was primarily attributable to the minority interest owners' share of TODCO resulting from the IPO.

     SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

     Following is an analysis of our Transocean Drilling segment and TODCO segment operating results, as well as an analysis of income and expense categories that we have not allocated to our two segments.

Transocean Drilling Segment

                                                                   Six Months Ended
                                                                       June 30,
                                                             -----------------------------
                                                                  2004            2003         Change        % Change
                                                             ---------------  ------------  -------------  ------------
                                                                  (In millions, except day amounts and percentages)

Operating days                                                       11,731        11,769            (38)         N/M
Utilization (a)                                                          68%           68%           N/A          N/M
Average dayrate (b)                                          $       89,700   $    90,300   $       (600)          (1)%

Contract drilling revenues                                   $      1,052.1   $   1,062.6   $      (10.5)          (1)%
Other revenues                                                         78.6          48.6           30.0            62%
                                                             ---------------  ------------  -------------  ------------
                                                                    1,130.7       1,111.2           19.5             2%
Operating and maintenance expense                                     671.3         671.4           (0.1)          N/M
Depreciation                                                          216.4         208.0            8.4             4%
Impairment loss on long-lived assets                                      -           5.2           (5.2)          N/M
Gain from sale of assets, net                                         (23.0)         (1.6)         (21.4)          N/M
Gain from TODCO initial public offering                               (39.4)            -          (39.4)          N/M
                                                             ---------------  ------------  -------------  ------------
Operating income before general and administrative expense   $        305.4   $     228.2   $       77.2            34%
                                                             ===============  ============  =============  ============

_________________
"N/A" means not applicable


"N/M" means not meaningful

(a)     Utilization  is  defined  as the total actual number of revenue earning days as a percentage of total number of calendar  days  in  the  period.
(b)     Average  dayrate  is  defined  as  contract  drilling  revenue  earned  per  revenue  earning  day.

     This segment's contract drilling revenues were negatively impacted by approximately $88.6 million due to a decline in average dayrates and by the release of a provision of $3.3 million due to a favorable settlement of a contract dispute related to penalties on the Peregrine I during the first quarter of 2003 with no comparable benefit for the same period in 2004. Partially offsetting these decreases were revenues for the full six months in 2004 on the Discoverer Enterprise, which was inactive for the latter part of the second quarter of 2003 due to a riser separation incident, and revenues from the consolidation of DDII LLC and DD LLC, which occurred late in the second and fourth quarters of 2003, respectively. Additionally, a labor strike in Nigeria and the Peregrine I electrical fire during the second quarter of 2003 negatively impacted revenues during that period as compared to 2004. These items resulted in a positive impact of $81.4 million over the prior year.

     Other revenues for the six months ended June 30, 2004 included increases of $37.9 million primarily related to integrated services, partially offset by a decrease of $8.7 million from client reimbursable revenue and the absence of revenue from management fees as a result of the consolidation of DDII LLC and DD LLC late in the second and fourth quarters, respectively, of 2003.

     The decrease in this segment's operating and maintenance expenses was primarily due to approximately $41.7 million related to decreased activity, the settlement of the Discoverer Enterprise May 2003 riser incident, the favorable insurance settlement related to the Peregrine I riser incident, a decrease in insurance expense and the favorable settlement of a turnkey dispute during 2004. Additional decreases of approximately $4.8 million resulted from costs incurred in 2003 related to the Peregrine I electrical fire and the Nigeria labor strike with no comparable activity in 2004. Largely offsetting these decreases were increased operating and maintenance expenses of approximately $39.8 million related primarily to higher integrated services activity, the Deepwater Frontier and Deepwater Pathfinder as a result of the consolidation of DDII LLC and DD LLC late in the second and fourth quarters, respectively, of 2003, a loss on retirement and higher provisions for local tax matters in 2004. Additional increases of approximately $6.7 million resulted from favorable litigation and turnkey settlements during 2003 with no comparable activity during 2004.

     The increase in this segment's depreciation expense resulted primarily from $6.5 million of additional depreciation expense related to the Deepwater Frontier and Deepwater Pathfinder as a result of the late December 2003 payoff of the synthetic lease financing arrangements by DDII LLC and DD LLC, respectively, which were consolidated late in the second and fourth quarters, respectively, of 2003.

     During the six months ended June 30, 2003, we recorded non-cash impairment charges in this segment of $5.2 million associated with the removal of two rigs from drilling service and the value assigned to leases on oil and gas properties that we intended to discontinue. The determination of fair market value was based on an offer from a potential buyer, in the case of the two rigs, and management's assessment of fair value, in the case of the leases on oil and gas properties, where third party valuations were not available.

     During the six months ended June 30, 2004, this segment recognized net gains of $23.0 million related to the sale of the semisubmersible rig Sedco 602 and the sale of other assets. During the six months ended June 30, 2003, this segment recognized net gains of $1.6 million related to the sale of the jackup rig RBF 160, the settlement of an insurance claim and the sale of other assets.

TODCO Segment

                                                               Six Months Ended
                                                                   June 30,
                                                           -----------------------------
                                                                2004            2003         Change        % Change
                                                           ---------------  ------------  -------------  ------------
                                                                  (In millions, except day amounts and percentages)

Operating days                                                      5,026         5,541           (515)          (9)%
Utilization (a)                                                        39%           40%           N/A            N/M
Average dayrate (b)                                        $       25,900   $    18,000   $      7,900            44%

Contract drilling revenues                                 $        130.3   $      99.6   $        0.7            31%
Other revenues                                                       24.2           9.1           15.1            N/M
                                                           ---------------  ------------  -------------  ------------
                                                                    154.5         108.7           45.8            42%
Operating and maintenance                                           147.3         129.2           18.1            14%
Depreciation                                                         48.1          46.3            1.8             4%
Impairment loss on long-lived assets                                    -          11.6          (11.6)           N/M
Gain from sale of assets, net                                        (4.6)         (0.4)          (4.2)           N/M
                                                           ---------------  ------------  -------------  ------------
Operating loss before general and administrative expense   $        (36.3)  $     (78.0)  $       41.7          (53)%
                                                           ===============  ============  =============  ============

_________________
"N/A" means not applicable
"N/M" means not meaningful

(a)  Utilization  is defined as the total actual number of revenue earning days as a percentage of total number of calendar  days  in  the  period.
(b)  Average  dayrate  is  defined  as  contract  drilling  revenue  earned  per  revenue  earning  day.

     This segment's contract drilling revenues increased by approximately $24.4 million due to an increase in average dayrates, partially offset by decreased utilization of approximately $10.9 million. Additional increases of approximately $17.3 million resulted from increased average dayrates and utilization related to operations of three jackup rigs in Venezuela (THE 156) and Mexico (THE 205 and THE 206) after being transferred from the Gulf of Mexico during the fourth quarter of 2003.

     Other revenues for the six months ended June 30, 2004 included increases of approximately $15.1 million related to the consolidation of Delta Towing at December 31, 2003 and client reimbursable revenue.

     The increase in this segment's operating and maintenance expense was primarily due to approximately $11.9 million of costs associated with the consolidation of Delta Towing at December 31, 2003, $9.4 million of operating and maintenance expense related to the operations of three jackup rigs in Venezuela (THE 156) and Mexico (THE 205 and THE 206) after being transferred from the Gulf of Mexico and $9.4 million of higher compensation expense related to stock option and restricted stock grants as the result of the TODCO IPO. Partially offsetting the above increases were decreases primarily due to approximately $11.8 million of costs associated with the well control incident on inland barge Rig 62 during 2003 and a decrease in insurance expense.

     The increase in this segment's depreciation expense resulted primarily from $2.6 million of additional depreciation expense related to the consolidation of Delta Towing, partially offset by a reduction in depreciation resulting from the write down to fair market value of five jackup rigs removed from active drilling service in 2003.

     During the six months ended June 30, 2003, we recorded non-cash impairment charges in this segment of $11.6 million associated with the removal of five jackup rigs from drilling service and the write down in the value of an investment in a joint venture to fair value. The determination of fair market value was based on third party valuations, in the case of the jackup rigs, and management's assessment of fair value, in the case of the investment in a joint venture, where third party valuations were not available.

     During the six months ended June 30, 2004, this segment recognized net gains of $4.6 million primarily related to the sale of four marine support vessels by Delta Towing, as well as the sale of other assets and the settlement of an October 2000 insurance claim for one of our jackup rigs.

Total Company Results of Operations

                                                             Six Months Ended
                                                                 June 30,
                                                          -----------------------
                                                             2004        2003       Change   % Change
                                                          ----------  -----------  --------  ---------
                                                                  (In millions, except % change)

General and Administrative Expense                        $    29.1   $     28.8   $   0.3          1%
Other (Income) Expense, net
  Equity in earnings of joint ventures                         (6.0)        (5.4)     (0.6)        11%
  Interest income                                              (4.0)       (12.7)      8.7         69%
  Interest expense                                             90.0        105.4     (15.4)      (15)%
  Loss on retirement of debt                                   28.1         15.7      12.4         79%
  Impairment loss on note receivable from related party           -         21.3     (21.3)       N/M
  Other, net                                                   (0.3)         3.3      (3.6)       N/M
Income Tax Expense (Benefit)                                   67.9         (9.0)     76.9        N/M
Minority Interest                                              (6.4)         0.1      (6.5)       N/M

_________________________
"N/M" means not meaningful

     The increase in general and administrative expense was primarily attributable to costs related to compliance with corporate governance regulations effective for 2004.

     Equity in earnings of joint ventures increased approximately $6.1 million primarily related to our 50 percent share of earnings from Overseas Drilling Limited, which owns the drillship Joides Resolution, combined with the absence of our share of losses from Delta Towing in the six months ended June 30, 2003 due to the consolidation of the joint venture at December 31, 2003 as a result of the adoption of FIN 46. Offsetting these increases was a decrease in equity in earnings of $5.6 million related to our consolidation of DD LLC and DDII LLC in 2003, which resulted from the completion of the buyout of ConocoPhillips' share of the joint ventures.

     The decrease in interest income was primarily related to a decrease in average cash balances for 2004 compared to 2003 as cash was utilized for debt reduction and capital expenditures, which resulted in a reduction of interest income of $5.0 million. Additional decreases resulted from the absence in 2004 of $3.3 million of interest earned in 2003 on the notes receivable from Delta Towing, which was consolidated at December 31, 2003 as a result of the adoption of FIN 46.

     The decrease in interest expense was attributable to reductions in interest expense of $24.5 million associated with debt that was redeemed, retired or repurchased during or subsequent to the six months ended June 30, 2003.
Partially offsetting these decreases was the termination of our fixed to floating interest rate swaps in the first quarter of 2003, which resulted in a net increase in interest expense of $4.8 million (see "-Derivative Instruments") and the issuance of new debt subsequent to the six months ended June 30, 2003, which resulted in an increase in interest expense of $3.6 million. In addition, we received a refund of interest from a taxing authority that resulted in a reduction of interest expense of $0.8 million in the six months ended June 30, 2003, with no comparable activity for the same period in 2004.

     During the six months ended June 30, 2004, we recognized a $28.1 million loss related to the redemption of $289.8 million principal amount outstanding 9.5% Senior Notes due December 2008 (see "-Significant Events"). During the six months ended June 30, 2003, we recognized a $15.7 million loss related to the repurchase of $838.6 million aggregate principal amount of our Zero Coupon Convertible Debentures due May 2020 and the repurchase and retirement of the $50.0 million principal amount 9.41% Nautilus Class A2 Notes due May 2005.

     During the six months ended June 30, 2003, we recognized a $21.3 million impairment loss on our notes receivable from Delta Towing.

     We recognized a $3.3 million favorable change in other, net relating to the effect of foreign currency exchange rate changes on our monetary assets and liabilities denominated in non-U.S. currencies, partially offset by proceeds received from the sale of a patent with no comparable activity for the same period in 2004.

     We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. During the six months ended June 30, 2004, we recorded a valuation allowance of approximately $31.0 million related to the TODCO IPO (see "-Significant Events"). The six months ended June 30, 2003 included a foreign tax benefit of $14.6 million attributable to the favorable resolution of a non-U.S. income tax liability and income tax benefits resulting from non-cash impairments and loss on debt retirements, partially offset by an increase in the estimated annual effective tax rate for the six months ended June 30, 2003. The annual effective tax rate was estimated to be approximately 35 percent during 2004 on earnings before TODCO IPO-related items, loss on debt retirements and gains on significant asset sales compared to approximately 38 percent during 2003 on earnings before non-cash note receivable and other asset impairments and loss on debt retirements.

     The increase in minority interest was primarily attributable to the minority interest owners' share of TODCO resulting from the IPO.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. This discussion should be read in conjunction with disclosures included in the notes to our condensed consolidated financial statements related to estimates, contingencies and new accounting pronouncements. Significant accounting policies are discussed in Note 2 to our condensed consolidated financial statements included elsewhere and in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2003. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, materials and supplies obsolescence, investments, property and equipment, intangible assets and goodwill, income taxes, workers' insurance, pensions and other post-retirement and employment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes to these policies during the six months ended June 30, 2004. These policies require significant judgments and estimates used in the preparation of our consolidated financial statements. Management has discussed each of these critical accounting policies and estimates with the Audit Committee of the Board of Directors.

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

     We expect to contribute approximately $10.0 million to our defined benefit pension plans in 2004, which will be funded from our cash flow from operations. As of June 30, 2004, $1.0 million in contributions have been made to the defined benefit pension plans.

     Postretirement Benefits Other Than Pensions - We have several unfunded contributory and noncontributory postretirement benefit plans covering substantially all of our Transocean Drilling segment U.S. employees. Funding of benefit payments for plan participants will be made as costs are incurred.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. The Act introduces two new features to Medicare that employers must consider in determining the effect of the Act on their accumulated postretirement benefit obligation (''APBO'') and net periodic post retirement benefit cost: (i) a subsidy based on 28 percent of an individual beneficiary's annual prescription drug costs between $250 and $5,000, and (ii) the opportunity for a retiree to obtain a prescription drug benefit under Medicare. In accordance with SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, employers are required to consider presently enacted changes in relevant laws in current period measurements of postretirement benefit costs and the APBO. As a result, the APBO and net periodic postretirement benefit costs for future periods should reflect the effects of the Act. At present, detailed regulation necessary to implement the Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency and the documentation requirements necessary to be entitled to the subsidy.

     In May 2004, the FASB staff issued FASB Staff Position ("FSP") 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2, which supercedes the same titled FSP 106-1, considers the effect of the two new features introduced in the Act in determining our APBO and net periodic post retirement benefit cost. The effect on the APBO will be accounted for as an actuarial gain to be amortized into income over the average remaining service period of plan participants. Companies may elect to defer accounting for this benefit or attempt to reflect the best estimate of the impact of the Act on their net periodic costs currently. The FSP is effective for the first interim or annual period beginning after June 15, 2004. We have chosen to defer accounting for the benefit and will implement these requirements effective July 1, 2004 using the prospective method outlined in FSP 106-2. The adoption of these requirements is not expected to have a material impact on our consolidated financial position or results of operations. As a result of our election to defer the implementation of the FSP, our measures of APBO and net periodic postretirement benefit costs included in the condensed consolidated financial statements herein do not reflect the effects of the Act.

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

     Effective December 31, 2003, we adopted and applied the provisions of FIN 46, Consolidation of Variable Interest Entities, as revised December 31, 2003, for all variable interest entities. FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Because the sale/leaseback agreement is with an entity in which we have no direct investment, we are not entitled to receive the financial statements of the leasing entity and the equity holders of the leasing company will not release the financial statements or other financial information to us in order for us to make the determination of whether the entity is a variable interest entity. In addition, without the financial statements, we are unable to determine if we are the primary beneficiary of the entity and, if so, what we would consolidate. We have no exposure to loss as a result of the sale/leaseback agreement. We currently account for the lease of this semisubmersible drilling rig as an operating lease.

NEW ACCOUNTING PRONOUNCEMENTS

     In April 2004, the FASB issued FSP 129-1, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities, which applies to all contingently convertible securities and became effective the date of issue. The FSP requires disclosure of the nature of the contingency and the potential impact of conversion on the financial statements, particularly the impact on earnings per share, and whether the securities have been included in the entity's calculation of diluted earnings per share. The implementation of this FSP did not have an effect on our condensed consolidated financial statements and related notes thereto as our disclosures are in accordance with the disclosure requirements as stated in this FSP.

FORWARD-LOOKING INFORMATION

     The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that we or management "anticipates," "believes," "budgets," "estimates," "expects," "forecasts," "intends," "plans," "predicts," or "projects" a particular result or course of events, or that such result or course of events "could," "might," "may," "scheduled" or "should" occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this quarterly report include, but are not limited to, statements involving contract commencements, revenues, expenses, commodity prices, customer drilling programs, supply and demand, utilization rates, dayrates, planned shipyard projects and rig mobilizations, expected downtime, future activity in the deepwater, mid-water and the shallow and inland water market segments, market outlook for our various geographical operating sectors, rig classes and business segments, plans to dispose of our remaining interest in TODCO, the valuation allowance for deferred net tax assets of TODCO, intended reduction of debt, planned asset sales, timing of asset sales, including the Sedco 600, proceeds from asset sales, the effect and duration of the Norway strike, the effect of the Trident 20 fire, our effective tax rate, the purchase of the M.G. Hulme, Jr., changes in tax laws, treaties and regulations, our other expectations with regard to market outlook, operations in international markets, expected capital expenditures, results and effects of legal proceedings and governmental audits and assessments, adequacy of insurance, liabilities for tax issues, liquidity, cash flow from operations, adequacy of cash flow for our obligations, effects of accounting changes, pension plan contributions and the timing and cost of completion of capital projects. Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to, those described in "Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2003, the adequacy of sources of liquidity, the effect and results of litigation, audits and contingencies and other factors discussed in this annual report and in our other filings with the SEC, which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     Our exposure to market risk for changes in interest rates relates primarily to our long-term and short-term debt obligations. The table below presents scheduled debt maturities and related weighted-average interest rates for each of the 12-month periods ending June 30 relating to debt obligations as of June 30, 2004. Weighted-average variable rates are based on London Interbank Offered Rate in effect at June 30, 2004, plus applicable margins.

     At June 30, 2004 (in millions, except interest rate percentages):

                            Scheduled Maturity Date (a) (b)                                      Fair Value
                           --------------------------------------------------------------------  -----------
                            2005     2006     2007      2008     2009    Thereafter     Total     06/30/04
                           -------  -------  -------  --------  ------  ------------  ---------  -----------
Total debt
  Fixed Rate               $392.3   $400.0   $100.0   $ 269.0   $10.2   $   1,750.0   $2,921.5   $   3,178.8
    Average interest rate     6.8%     1.5%     7.5%      6.7%    9.5%          7.2%       6.3%
  Variable Rate            $    -   $    -   $    -   $     -   $50.0   $         -   $   50.0   $      50.0
    Average interest rate       -        -        -         -     1.7%            -        1.7%

__________________________
(a)  Maturity  dates  of  the  face value of our debt assume the put options on 1.5% Convertible Debentures,
     7.45%  Notes  and  the  Zero Coupon Convertible Debentures will be exercised in May 2006, April 2007 and May
     2008,  respectively.
(b)  Expected  maturity  amounts  are  based  on  the  face  value  of  debt.

     At June 30, 2004, we had approximately $50.0 million of variable rate debt at face value (approximately 1.7 percent of total debt at face value). This variable rate debt represented revolving credit bank debt. Given outstanding amounts as of that date, a one percent rise in interest rates would result in an additional $0.4 million in interest expense per year. Offsetting this, a large part of our cash investments would earn commensurately higher rates of return. Using June 30, 2004 cash investment levels, a one percent increase in interest rates would result in approximately $2.4 million of additional interest income per year.

FOREIGN EXCHANGE RISK

     Our international operations expose us to foreign exchange risk. We use a variety of techniques to minimize the exposure to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies typically have not had a material impact on overall results. In situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts or spot purchases, may be used to mitigate foreign currency risk. We do not enter into derivative transactions for speculative purposes. At June 30, 2004, we had no open foreign exchange derivative contracts.

ITEM 4. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We have certain actions or claims pending that have been previously discussed and reported in our Annual Report on Form 10-K for the year ended December 31, 2003 and our other reports filed with the Securities and Exchange Commission. There have been no material developments in these previously reported matters. We are involved in a number of other lawsuits, all of which have arisen in the ordinary course of our business. We do not believe that ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on our business or consolidated financial position. We cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending litigation. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management's current estimates.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual General Meeting of Transocean Inc. held on May 13, 2004, 275,561,965 shares were represented in person or by proxy out of 320,751,973 shares outstanding and entitled to vote as of the record date, constituting a quorum. The matters submitted to a vote of shareholders, as set forth in the Company's Proxy Statement relating to the meeting, and the corresponding voting results were as follows:

(i) With respect to the election of Class II Director nominees as set forth in the Company's Proxy Statement relating to the meeting, the following number of votes were cast:

               NAME OF NOMINEE FOR               WITHHELD/
               CLASS II DIRECTOR        FOR       ABSTAIN
               -------------------------------------------
               Robert L. Long       268,544,067  7,017,898
               Martin B. McNamara   270,326,740  5,235,225
               Robert M. Sprague    270,263,399  5,298,566
               J. Michael Talbert   267,857,741  7,704,224

(ii) With respect to the amendment of the Company's Long-Term Incentive Plan to increase the number of ordinary shares reserved for issuance to employees under the plan from 18,900,000 to 22,900,000, increase the number of ordinary shares that may be issued to employees under the plan as restricted shares or deferred units from 2,000,000 to 6,000,000, provide for the award of deferred units, replace automatic awards to outside directors with discretionary awards that are determined by our board, restate the performance criteria specified in the plan for certain types of awards, allow net share counting in determining the number of shares available for issuance under the plan and modify other provisions of the plan as described in the Proxy Statement, the following number of votes were cast:

                                 AGAINST/       EXCEPTIONS/    BROKER
               FOR          AUTHORITY WITHHELD    ABSTAIN    NON-VOTES
               --------------------------------------------------------
               211,304,002      15,726,837       1,743,430    46,787,696

(iii) With respect to the approval of the Company's appointment of Ernst & Young LLP as independent auditors for 2004, the following number of votes were cast:

                                 AGAINST/       EXCEPTIONS/   BROKER
               FOR          AUTHORITY WITHHELD    ABSTAIN    NON-VOTES
               -------------------------------------------------------
               270,643,296      3,460,435       1,458,234        -

ITEM 5. OTHER INFORMATION

     We hired William G. Henderson effective as of June 14, 2004 to be our Vice President and Controller.

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

*10.1   Long-Term Incentive Plan of Transocean Inc. (as Amended and Restated Effective February 12, 2004)
        (incorporated by reference to Appendix B to the Proxy Statement dated March 19, 2004 filed by us on
        March 19, 2004)

**31.1  CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2  CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1  CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2  CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________________
*  Incorporated  by  reference  as  indicated.
** Filed  herewith.

     (b)  Reports on Form 8-K

     We filed a Current Report on Form 8-K on April 27, 2004 (information furnished not filed) announcing the issuance of the first quarter 2004 financial results, a Current Report on Form 8-K on April 27, 2004 (information furnished not filed) announcing our "Monthly Fleet Update" report as of April 27, 2004, a Current Report on Form 8-K on May 28, 2004 (information furnished not filed) announcing our "Monthly Fleet Update" report as of May 28, 2004, a Current Report on Form 8-K on June 1, 2004 (information furnished not filed) announcing updates to operating revenues, utilization and average dayrates for each quarter of 2003 from that previously reported by rig category in the case of our business segments and a Current Report on Form 8-K on June 30, 2004 (information furnished not filed) announcing our "Monthly Fleet Update" report as of June 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on August 6, 2004.

TRANSOCEAN  INC.



By:   /s/  Gregory  L.  Cauthen
     --------------------------
           Gregory  L.  Cauthen
           Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:   /s/  William  G.  Henderson
     --------------------------
           William  G.  Henderson
           Vice  President  and  Controller
           (Principal  Accounting  Officer)