Form 10-Q
period 2004-09-30
TRANSOCEAN INC
filed 2004-11-08
CIK 1083269

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  X      No
                                                     ---        ---

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  X      No
                                                ---         ---

     As of October 29, 2004, 321,166,523 ordinary shares, par value $0.01 per share, were outstanding.

================================================================================

                                 TRANSOCEAN INC.

                               INDEX TO FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2004

                                                                                    Page
                                                                                    ----

PART I - FINANCIAL INFORMATION
------------------------------

     ITEM 1. Financial Statements (Unaudited)

          Condensed Consolidated Statements of Operations
            Three and Nine Months Ended September 30, 2004 and 2003. . . . . . . .     1

          Condensed Consolidated Statements of Comprehensive Income
            Three and Nine Months Ended September 30, 2004 and 2003. . . . . . . .     2

          Condensed Consolidated Balance Sheets
            September 30, 2004 and December 31, 2003 . . . . . . . . . . . . . . .     3

          Condensed Consolidated Statements of Cash Flows
            Three and Nine Months Ended September 30, 2004 and 2003. . . . . . . .     4

          Notes to Condensed Consolidated Financial Statements . . . . . . . . . .     5

     ITEM 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . . . . . . . .    20

     ITEM 3. Quantitative and Qualitative Disclosures About Market Risk. . . . . .    45

     ITEM 4. Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . .    46

PART II - OTHER INFORMATION
---------------------------

     ITEM 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .    47

     ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds . . . . .    47

     ITEM 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . . .    47

     ITEM 6. Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    48

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                      TRANSOCEAN INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (In millions, except per share data)
                                                (Unaudited)

                                                            Three Months Ended         Nine Months Ended
                                                               September 30,             September 30,
                                                          ------------------------  -----------------------
<B>                                                          2004         2003         2004         2003
                                                          -----------  -----------  -----------  ----------
Operating Revenues
  Contract drilling revenues                              $    607.1   $    597.0   $  1,789.5   $ 1,759.2
  Other revenues                                                44.7         25.9        147.5        83.6
-----------------------------------------------------------------------------------------------------------
                                                               651.8        622.9      1,937.0     1,842.8
-----------------------------------------------------------------------------------------------------------
Costs and Expenses
  Operating and maintenance                                    432.9        403.0      1,251.5     1,203.6
  Depreciation                                                 133.9        126.8        398.4       381.1
  General and administrative                                    15.2         21.2         44.3        50.0
  Impairment loss on long-lived assets                             -            -            -        16.8
  Gain from sale of assets, net                                 (1.3)        (0.9)       (28.9)       (2.9)
  Gain from TODCO offerings                                   (129.4)           -       (168.8)          -
-----------------------------------------------------------------------------------------------------------
                                                               451.3        550.1      1,496.5     1,648.6
-----------------------------------------------------------------------------------------------------------


Operating Income                                               200.5         72.8        440.5       194.2

Other Income (Expense), net
  Equity in earnings of joint ventures                           1.7          1.9          7.7         7.3
  Interest income                                                2.5          3.0          6.5        15.7
  Interest expense                                             (42.6)       (49.0)      (132.6)     (154.4)
  Loss on retirement of debt                                       -            -        (28.1)      (15.7)
  Impairment loss on note receivable from related party            -            -            -       (21.3)
  Other, net                                                     0.1         (0.2)         0.4        (3.5)
-----------------------------------------------------------------------------------------------------------
                                                               (38.3)       (44.3)      (146.1)     (171.9)
-----------------------------------------------------------------------------------------------------------


Income Before Income Taxes and Minority Interest               162.2         28.5        294.4        22.3
Income Tax Expense                                               6.3         17.3         74.2         8.3
Minority Interest                                                1.0          0.2         (5.4)        0.3
-----------------------------------------------------------------------------------------------------------


Net Income                                                $    154.9   $     11.0   $    225.6   $    13.7
===========================================================================================================


Earnings Per Share
  Basic and Diluted                                       $     0.48   $     0.03   $     0.70   $    0.04
===========================================================================================================


Weighted Average Shares Outstanding
  Basic                                                        320.9        319.9        320.7       319.8
-----------------------------------------------------------------------------------------------------------
  Diluted                                                      325.3        321.1        324.5       321.4
-----------------------------------------------------------------------------------------------------------

                             See accompanying notes.

                                       TRANSOCEAN INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                 (In millions)
                                                  (Unaudited)

                                                                   Three Months Ended       Nine Months Ended
                                                                      September 30,            September 30,
                                                                ------------------------  -----------------------
                                                                   2004         2003         2004         2003
                                                                -----------  -----------  -----------  ----------

Net Income                                                      $    154.9   $     11.0   $    225.6   $    13.7
-----------------------------------------------------------------------------------------------------------------
Other Comprehensive Income, net of tax
  Amortization of gain on terminated interest rate swaps                 -         (0.1)        (0.2)       (0.2)
  Change in unrealized loss on securities available for sale           0.2         (0.1)         0.1         0.1
  Change in share of unrealized loss in unconsolidated joint venture's interest rate swaps (net of tax expense of $0.4
    and $1.0 for the three and nine months ended
    September 30, 2003, respectively)                                    -          0.7            -         1.8
   Minimum pension liability adjustments (net of tax
     expense of  $0.2 and $0.4 for the nine months ended
     September 30, 2004 and 2003, respectively)                       (0.1)           -          0.4         0.8
-----------------------------------------------------------------------------------------------------------------
Other Comprehensive Income                                             0.1          0.5          0.3         2.5
-----------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                      $    155.0   $     11.5   $    225.9   $    16.2
=================================================================================================================

                             See accompanying notes.

                                  TRANSOCEAN INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In millions, except per share data)


                                                                               September 30,    December 31,
                                                                                   2004             2003
                                                                              ---------------  --------------
                                                                                (Unaudited)
                                             ASSETS

Cash and Cash Equivalents                                                     $        775.8   $       474.0
Accounts Receivable, net of allowance for doubtful accounts of $14.9
  and $29.1 at September 30, 2004 and December 31, 2003, respectively                  503.6           480.3
Materials and Supplies, net of allowance for obsolescence of $18.4 and $17.5
  at September 30, 2004 and December 31, 2003, respectively                            150.1           152.0
Deferred Income Taxes                                                                   35.6            41.0
Other Current Assets                                                                    41.7            31.6
-------------------------------------------------------------------------------------------------------------
    Total Current Assets                                                             1,506.8         1,178.9
-------------------------------------------------------------------------------------------------------------


Property and Equipment                                                              10,672.3        10,673.0
Less Accumulated Depreciation                                                        2,988.9         2,663.4
-------------------------------------------------------------------------------------------------------------
    Property and Equipment, net                                                      7,683.4         8,009.6
-------------------------------------------------------------------------------------------------------------


Goodwill                                                                             2,257.1         2,230.8
Investments in and Advances to Joint Ventures                                            4.1             5.5
Deferred Income Taxes                                                                   30.0            28.2
Other Assets                                                                           222.6           209.6
-------------------------------------------------------------------------------------------------------------
    Total Assets                                                              $     11,704.0   $    11,662.6
=============================================================================================================


                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable                                                              $        180.2   $       146.1
Accrued Income Taxes                                                                    48.3            57.2
Debt Due Within One Year                                                               386.7            45.8
Other Current Liabilities                                                              295.8           262.0
-------------------------------------------------------------------------------------------------------------
    Total Current Liabilities                                                          911.0           511.1
-------------------------------------------------------------------------------------------------------------

Long-Term Debt                                                                       2,674.7         3,612.3
Deferred Income Taxes                                                                   85.5            42.8
Other Long-Term Liabilities                                                            320.5           299.4
-------------------------------------------------------------------------------------------------------------
    Total Long-Term Liabilities                                                      3,080.7         3,954.5
-------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Minority Interest                                                                      263.7             4.4

Preference Shares, $0.10 par value; 50,000,000 shares authorized,
    none issued and outstanding                                                            -               -
Ordinary Shares, $0.01 par value; 800,000,000 shares authorized,
    321,071,783 and 319,926,500 shares issued and outstanding at
    September 30, 2004 and December 31, 2003, respectively                               3.2             3.2
Additional Paid-in Capital                                                          10,673.9        10,643.8
Accumulated Other Comprehensive Loss                                                   (19.9)          (20.2)
Retained Deficit                                                                    (3,208.6)       (3,434.2)
-------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                       7,448.6         7,192.6
-------------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                                $     11,704.0   $    11,662.6
=============================================================================================================

                             See accompanying notes.

                                       TRANSOCEAN INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (In millions)
                                                  (Unaudited)

                                                              Three Months Ended        Nine Months Ended
                                                                  September 30,           September 30,
                                                            ------------------------  -----------------------
<B>                                                            2004         2003         2004         2003
                                                            -----------  -----------  -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $    154.9   $     11.0   $    225.6   $    13.7
  Adjustments to reconcile net income to
   net cash provided by operating activities
     Depreciation                                                133.9        126.8        398.4       381.1
     Stock- based compensation expense                             4.2          1.4         17.7         4.3
     Deferred income taxes                                        (7.6)        19.1         20.4       (40.4)
     Equity in earnings of joint ventures                         (1.7)        (1.9)        (7.7)       (7.3)
     Net (gain)/loss from disposal of assets                       1.4          4.4        (23.6)       12.2
     Gain from TODCO offerings                                  (129.4)           -       (168.8)          -
     Loss on retirement of debt                                      -            -         28.1        15.7
     Impairment loss on long-lived assets                            -            -            -        16.8
     Impairment loss on note receivable from related party           -            -            -        21.3
     Amortization of debt-related discounts/premiums, fair
       value adjustments and issue costs, net                     (5.1)        (8.2)       (17.6)      (16.1)
     Deferred income, net                                          1.0         (5.3)        15.1        (6.9)
     Deferred expenses, net                                       (5.8)        (5.1)       (18.5)       (2.4)
     Other long-term liabilities                                  (1.5)         0.2          5.4        13.7
     Other, net                                                    3.7          6.7         (0.6)       11.8
     Changes in operating assets and liabilities
       Accounts receivable                                         8.6        (44.0)       (23.2)        7.6
       Accounts payable and other current liabilities             61.0         48.2         61.1        46.6
       Income taxes receivable/payable, net                        3.4         (8.0)         5.4         1.6
       Other current assets                                        5.0         14.3        (10.6)       (9.0)
-------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                        226.0        159.6        506.6       464.3
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                          (45.1)       (22.4)       (99.8)      (72.6)
   Note issued to related party, net of repayments                   -          1.1            -       (44.2)
   Proceeds from disposal of assets, net                           4.3          0.9         46.3         4.1
   Deepwater Drilling II LLC's cash acquired, net of cash
    paid                                                             -            -            -        18.1
   Proceeds from TODCO offerings                                 269.9            -        425.6           -
   Joint ventures and other investments, net                       4.3          0.5          9.0         2.7
-------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities              233.4        (19.9)       381.1       (91.9)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments on revolving credit agreements                         -            -       (200.0)          -
   Repayments on other debt instruments                          (11.8)       (48.0)      (407.0)     (967.2)
   Cash from termination of interest rate swaps                      -            -            -       173.5
   Net proceeds from issuance of ordinary shares under
    stock-based compensation plans                                 5.0          0.6         20.0        12.3
   Other, net                                                      1.1            -          1.1         1.1
-------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                             (5.7)       (47.4)      (585.9)     (780.3)
-------------------------------------------------------------------------------------------------------------


Net Increase (Decrease) in Cash and Cash Equivalents             453.7         92.3        301.8      (407.9)
-------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Period                 322.1        714.0        474.0     1,214.2
-------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                  $    775.8   $    806.3   $    775.8   $   806.3
=============================================================================================================

                             See accompanying notes.

                        TRANSOCEAN INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

     Transocean Inc. (together with our subsidiaries and predecessors, unless the context requires otherwise, "Transocean," "we," "us" or "our") is a leading international provider of offshore contract drilling services for oil and gas wells. As of September 30, 2004, we owned, had partial ownership interests in or operated 94 mobile offshore and barge drilling units, excluding the 70-rig fleet of TODCO (together with its subsidiaries and predecessors, unless the context requires otherwise, "TODCO"), a publicly traded company in which we have a majority voting interest. We contract our drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. We also provide additional services, including integrated well services and management of third party well service activities.

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

     In July 2002, we announced plans to pursue a divestiture of our Gulf of Mexico Shallow and Inland Water business, which was a part of R&B Falcon. R&B Falcon's overall business was considerably broader than the Gulf of Mexico Shallow and Inland Water business. In preparation for this divestiture, we began the transfer of all assets and businesses out of R&B Falcon that were unrelated to the Gulf of Mexico Shallow and Inland Water business. In December 2002, R&B Falcon changed its name to TODCO and, in January 2004, the Gulf of Mexico Shallow and Inland Water business segment became known as the TODCO segment. In February 2004, we completed an initial public offering ("IPO") of TODCO and in September 2004 we completed a secondary offering (see Note 3). Before the closing of the IPO, TODCO completed the transfer of all unrelated assets and businesses to us.

     Our operations are aggregated into two reportable business segments: (i) Transocean Drilling and (ii) TODCO. We provide services with different types of drilling equipment in several geographic regions. The location of our operating assets and the allocation of resources to build or upgrade drilling units are determined by the activities and needs of customers. See Note 9.

     For investments in joint ventures and other entities that do not meet the criteria of a variable interest entity or where we are not deemed to be the primary beneficiary for accounting purposes of those entities that do meet the variable interest entity criteria, we use the equity method of accounting where our ownership is between 20 percent and 50 percent or where our ownership is more than 50 percent and we do not have significant influence or control over the joint venture. We use the cost method of accounting for investments in joint ventures where our ownership is less than 20 percent and where we do not have significant influence over the joint venture. We consolidate those investments in joint ventures that meet the criteria of a variable interest entity where we are deemed to be the primary beneficiary for accounting purposes and for entities in which we have a majority voting interest. Intercompany transactions and accounts are eliminated.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - Our accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements. The

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any future period. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

     Stock-Based Compensation - Through December 31, 2002 and in accordance with the provisions of SFAS 123, Accounting for Stock-Based Compensation, we had elected to follow Accounting Principles Board Opinion ("APB") 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock-based compensation plans. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS 123 using the prospective method proscribed in SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Under the prospective method, employee stock-based compensation awards granted on or subsequent to January 1, 2003 are expensed over the vesting period based on the fair value of the underlying awards on the date of grant. The fair value of the stock options is determined using the Black-Scholes option pricing model, while the fair value of restricted stock grants is determined based on the market price of our stock on the date of grant. Additionally, stock appreciation rights are recorded at fair value with the changes in fair value being recorded as compensation expense as incurred. Stock-based compensation awards granted prior to January 1, 2003, if not subsequently modified, will continue to be accounted for under the recognition and measurement provisions of APB 25.

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

                                                                      Three Months Ended        Nine Months Ended
                                                                         September 30,            September 30,
                                                                   ------------------------  -----------------------
                                                                      2004         2003         2004         2003
                                                                   -----------  -----------  -----------  ----------
Net Income as Reported                                             $    154.9   $     11.0   $    225.6   $    13.7
  Add back: Stock-based compensation expense included in
    reported net income, net of related tax effects                       3.2          0.1         12.5         2.6

  Deduct: Total stock-based compensation expense
    determined under the fair value method for all awards, net of related tax effects
      Long-Term Incentive Plan                                           (4.0)        (4.2)       (17.4)      (12.5)
      Employee Stock Purchase Plan                                       (0.6)         0.4         (2.0)       (1.7)

                                                                   -----------  -----------  -----------  ----------
Pro Forma Net Income                                               $    153.5   $      7.3   $    218.7   $     2.1
                                                                   ===========  ===========  ===========  ==========

Basic Earnings Per Share
  As Reported                                                      $     0.48   $     0.03   $     0.70   $    0.04
  Pro Forma                                                              0.48         0.02         0.68        0.01

Diluted Earnings Per Share
  As Reported                                                      $     0.48   $     0.03   $     0.70   $    0.04
  Pro Forma                                                              0.47         0.02         0.67        0.01

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

     In September 2004, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share ("EITF 04-08"), which is effective for reporting periods ending after December 15, 2004. Contingently convertible instruments within the scope of this EITF are instruments that contain conversion features that are contingently convertible or exercisable based on (a) a market price trigger or (b) multiple contingencies if one of the contingencies is a market price trigger for which the instrument may be converted or share settled based on meeting a specified market condition. The EITF requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. In addition, prior period earnings per share amounts presented for comparative purposes must be restated. The EITF would not have had an effect on our diluted earnings per share for the years ended December 31, 2003, 2002 and 2001, the nine months ended September 30, 2004 or for the three and nine months ended September 30, 2003. For the three months ended September 30, 2004, diluted earnings per share would have been reduced by $0.01. We will adopt EITF 04-08 as of December 31, 2004 and do not expect adoption to have a material effect on our earnings per share for the year then ending.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

     Reclassifications - Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.

NOTE  3  -  TODCO  OFFERINGS

     Initial Public Offering - In February 2004, we completed the TODCO IPO in which we sold 13.8 million shares of TODCO's class A common stock, representing approximately 23 percent of TODCO's total outstanding shares, at $12.00 per share. We received net proceeds of $155.7 million from the IPO and recognized a gain of $39.4 million ($0.12 per diluted share) in the first quarter of 2004, which represented the excess of net proceeds received over the net book value of the TODCO shares sold in the IPO.

     We entered into various agreements with TODCO to set forth our respective rights and obligations relating to our businesses and to effect the separation of our two companies. These agreements included a master separation agreement, tax sharing agreement, employee matters agreement, transition services agreement and registration rights agreement.

     As a result of the deconsolidation of TODCO from our other U.S. subsidiaries for U.S. federal income tax purposes in conjunction with the IPO, we established in the first quarter of 2004 an initial valuation allowance of approximately $31.0 million ($0.09 per diluted share) against the estimated deferred tax assets of TODCO in excess of its deferred tax liabilities, taking into account prudent and feasible planning strategies as required by SFAS 109, Accounting for Income Taxes. In the third quarter of 2004, we reduced the initial valuation allowance by approximately $14.0 million ($0.04 per diluted share) as a result of changes in our estimate of the ultimate utilization of the benefits from the tax sharing agreement with TODCO. This reduction in the valuation allowance excludes other partially offsetting adjustments to our overall valuation allowance that were included in the computation of the annual effective tax rate. The ultimate amount of such valuation allowance could vary significantly depending upon a number of factors, including the final allocation of tax benefits between TODCO and our other subsidiaries under applicable law, taxable income for calendar year 2004 and our ability to implement planning strategies under SFAS 109.

     In conjunction with the closing of the TODCO IPO, TODCO granted restricted stock and stock options to certain of its employees under its long-term incentive plan and certain of these awards vested at the time of grant. In accordance with the provisions of SFAS 123, TODCO expects to recognize compensation expense of approximately $17.0 million over the vesting periods of the awards. TODCO recognized approximately $6.0 million ($0.02 per Transocean's diluted share) in the first quarter of 2004 as a result of the immediate vesting of certain awards. TODCO will amortize the remaining amount of approximately $11.0 million to compensation expense over the next three years with approximately $5.0 million to be recognized over the remainder of 2004 and approximately $5.0 million and $1.0 million to be recognized in 2005 and 2006, respectively. In addition, certain of TODCO's employees held options that were granted prior to the IPO to acquire our ordinary shares. In accordance with the employee matters agreement, these options were modified at the IPO date, which resulted in the accelerated vesting of the options and the extension of the term of the options through the original contractual life. TODCO recognized $1.5 million additional compensation expense in the first quarter of 2004 as a result of the modification.

     Secondary Offering - In September 2004, we completed the TODCO secondary offering in which we sold 17.9 million shares of TODCO's class A common stock, representing approximately 30 percent of TODCO's total outstanding shares, at $15.75 per share. We received net proceeds of $269.9 million from the secondary offering and recognized a gain of $129.4 million ($0.40 per diluted share) in the third quarter of 2004, which represented the excess of net proceeds received over the net book value of the TODCO shares sold in the secondary offering. After the secondary offering, we hold an approximate 47 percent interest in TODCO, represented by 28.3 million shares of class B common stock. Each share of our class B common stock has five votes per share compared to one vote per share of class A common stock. We have approximately 82 percent of the outstanding voting interest in TODCO. We consolidate TODCO in our financial statements as a business segment, and that portion of TODCO that we do not own is reflected as minority interest in our condensed consolidated statements of operations and balance sheets.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

NOTE  4  -  ASSET  DISPOSITIONS,  RETIREMENTS  AND  IMPAIRMENTS

     Asset Dispositions and Retirements - In June 2004, we completed the sale of a semisubmersible rig, the Sedco 602, for net proceeds of $28.0 million and recognized a gain of $21.6 million ($0.07 per diluted share), which had no tax effect, in our Transocean Drilling segment.

     During the nine months ended September 30, 2004, we settled insurance claims and sold marine support vessels and certain other assets for net proceeds of $18.3 million. We recorded net gains of $1.9 million ($1.3 million, net of tax) in our Transocean Drilling segment and $5.4 million ($0.02 per diluted share), which had no tax effect, in our TODCO segment.

     In January 2003, we completed the sale of the jackup rig RBF 160 for net proceeds of $13.1 million and recognized a gain of $0.3 million ($0.2 million, net of tax) in our Transocean Drilling segment. The proceeds were received in December 2002.

     During the nine months ended September 30, 2003, we settled an insurance claim and sold certain other assets for net proceeds of $4.1 million. We recorded net gains of $2.1 million ($1.9 million, or $0.01 per diluted share, net of tax) in our Transocean Drilling segment and $0.5 million ($0.3 million, net of tax) in our TODCO segment.

     Impairments - During the nine months ended September 30, 2003, we recorded non-cash impairment charges of $5.2 million ($0.02 per diluted share), which had no tax effect, in our Transocean Drilling segment associated with the removal of two rigs from drilling service and the value assigned to leases on oil and gas properties that we intended to discontinue. The determination of fair market value was based on an offer from a potential buyer, in the case of the two rigs, and management's assessment of fair value, in the case of the leases on oil and gas properties for which third party valuations were not available.

     During the nine months ended September 30, 2003, we recorded non-cash impairment charges of $11.6 million ($7.6 million, or $0.02 per diluted share, net of tax) in our TODCO segment associated with the removal of five jackup rigs from drilling service and the write down in the value of an investment in a joint venture to fair value. The determination of fair market value was based on third party valuations, in the case of the jackup rigs, and management's assessment of fair value, in the case of the investment in a joint venture for which third party valuations were not available.

NOTE 5 - INCOME TAXES

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

     The effective tax rate for the three and nine months ended September 30, 2004 varies largely as a result of items included in income before income taxes and minority interest for which there is no tax expense. These items include the gains from TODCO offerings, losses on retirement of debt and portions of the net gains from sale of assets. Included in our tax expense for the three months ended September 30, 2004 is an approximately $10.0 million additional tax expense that resulted from the increase in our expected annual effective tax rate during the third quarter. In addition, changes in our valuation allowance also impact the effective tax rate. See Note 3.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

     The effective tax rate for the three and nine months ended September 30, 2003 varies in part as a result of items included in income before income taxes and minority interest for which there is no tax expense or for which a specific tax rate is applied as a result of the tax jurisdiction to which the transaction relates. The items that have no tax expense include loss on retirement of debt, TODCO IPO-related costs recognized as expense and a portion of the impairment losses on long-lived assets. The items that are taxed in specific tax jurisdictions primarily include a portion of the impairment losses on long-lived assets, losses on retirement of certain assets, a portion of the losses on retirement of debt and an impairment loss on a note receivable from a related party.

     As a result of our estimates related to the ultimate disposition of certain pre-acquisition tax contingencies arising prior to our merger with Sedco Forex Holdings Limited effective December 31, 1999, we recorded $26.3 million of additional goodwill during the nine months ended September 30, 2004.

NOTE 6 - DEBT

     Debt, net of unamortized discounts, premiums and fair value adjustments, is comprised of the following (in millions):

                                                                             September 30,   December 31,
                                                                                  2004           2003
                                                                             --------------  -------------

6.75% Senior Notes, due April 2005                                           $        354.8  $       361.2
7.31% Nautilus Class A1 Amortizing Notes - final maturity May 2005                     30.8           63.6
6.95% Senior Notes, due April 2008                                                    266.3          269.5
9.5% Senior Notes, due December 2008                                                   11.2          357.3
800 Million Revolving Credit Agreement - final maturity December 2008                  50.0          250.0
6.625% Notes, due April 2011                                                          788.7          797.3
7.375% Senior Notes, due April 2018                                                   250.4          250.4
Zero Coupon Convertible Debentures, due May 2020 (put options exercisable
  May 2008 and May 2013)                                                               16.9           16.5
1.5% Convertible Debentures, due May 2021 (put options exercisable May
  2006, May 2011 and May 2016)                                                        400.0          400.0
8% Debentures, due April 2027                                                         198.2          198.1
7.45% Notes, due April 2027 (put options exercisable April 2007)                       95.0           94.8
7.5% Notes, due April 2031                                                            597.5          597.5
Other                                                                                   1.6            1.9
                                                                             --------------  -------------
Total Debt                                                                          3,061.4        3,658.1
Less Debt Due Within One Year                                                         386.7           45.8
                                                                             --------------  -------------
Total Long-Term Debt                                                         $      2,674.7  $     3,612.3
                                                                             ==============  =============

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

                                                      Twelve Months
                                                          Ending
                                                      September 30,
                                                      --------------

                     2005                             $        382.2
                     2006                                      400.4
                     2007                                      100.0
                     2008                                      269.0
                     2009                                       60.2
                     Thereafter                              1,750.0
                                                      --------------
                       Total                          $      2,961.8
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

     Revolving Credit Agreements - We are party to an $800.0 million five-year revolving credit agreement (the "Revolving Credit Agreement") dated December 16, 2003. The Revolving Credit Agreement bears interest, at our option, at a base rate or London Interbank Offered Rate ("LIBOR") plus a margin that can vary from
0.35 percent to 0.95 percent depending on our non-credit enhanced senior unsecured public debt rating. At September 30, 2004, the applicable margin was
0.5 percent. A facility fee varying from 0.075 percent to 0.225 percent depending on our non-credit enhanced senior unsecured public debt rating, is incurred on the daily amount of the underlying commitment, whether used or unused, throughout the term of the facility. At September 30, 2004, the applicable facility fee was 0.125 percent. A utilization fee of 0.125 percent is payable if amounts outstanding under the Revolving Credit Agreement are greater than $264.0 million. At September 30, 2004, $50.0 million was outstanding under the Revolving Credit Agreement.

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

     In December 2003, TODCO entered into a $75.0 million two-year revolving credit agreement (the "TODCO Revolving Credit Agreement"), which will reduce to $60.0 million in December 2004. The TODCO Revolving Credit Agreement bears interest, at TODCO's option, at a base rate plus a margin of 2.50 percent or LIBOR plus a margin of 3.50 percent. Utilization of the facility is limited by a borrowing base. Commitment fees on the unused portion of the facility are
1.50 percent of the average daily balance and are payable quarterly. At September 30, 2004, there were no borrowings under the TODCO Revolving Credit Agreement. The TODCO Revolving Credit Agreement requires compliance with various covenants and provisions customary for similar agreements of non-investment grade facilities. TODCO's Revolving Credit Agreement is not guaranteed by us.

     Debt Redeemed, Retired and Repurchased - In March 2004, we completed the redemption of our $289.8 million aggregate principal amount outstanding 9.5% Senior Notes due December 2008 at the make-whole premium price provided in the indenture. We redeemed these notes at 127.796 percent of face value or $370.3 million, plus

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

accrued and unpaid interest. We recognized an after-tax loss on the redemption of debt of $28.1 million ($0.09 per diluted share) in the first quarter of 2004, which reflected adjustments for fair value of the debt at the date of the R&B Falcon merger and the unamortized fair value adjustment on the termination of the related interest rate swap. We funded the redemption with existing cash balances, which included proceeds from the TODCO IPO. The redemption did not affect the 9.5% Senior Notes due December 2008 of TODCO, which had an aggregate principal amount outstanding of $10.2 million at September 30, 2004.

     In May 2003, we repurchased and retired all of the $50.0 million principal amount outstanding 9.41% Nautilus Class A2 Notes due May 2005 and funded the repurchase from existing cash balances. We recognized a loss on retirement of debt of $5.5 million ($3.6 million, or $0.01 per diluted share, net of tax) in the second quarter of 2003.

     In May 2003, holders of our Zero Coupon Convertible Debentures due May 24, 2020 had the option to require us to repurchase their debentures. Holders of $838.6 million aggregate principal amount, or approximately 97 percent, of these debentures exercised this option, and we repurchased their debentures at a repurchase price of $628.57 per $1,000 principal amount. Under the terms of the debentures, we had the option to pay for the debentures with cash, our ordinary shares or a combination of cash and shares, and we elected to pay the $527.2 million repurchase price from existing cash balances. We recognized additional expense of $10.2 million ($0.03 per diluted share) as an after-tax loss on retirement of debt in the second quarter of 2003 to fully amortize the remaining debt issue costs related to the repurchased debentures.

     In April 2003, we repaid the entire $239.5 million aggregate principal amount outstanding 6.5% Senior Notes, of which $5.0 million principal amount outstanding was the obligation of TODCO, plus accrued and unpaid interest, in accordance with their scheduled maturity. We funded the repayment from existing cash balances.

NOTE  7  -  INTEREST  RATE  SWAPS

     In January 2003, we terminated swaps and associated fair value hedges with respect to our 6.75% Senior Notes due April 2005, 6.95% Senior Notes due April 2008 and 9.5% Senior Notes due December 2008. In March 2003, we terminated swaps with respect to our 6.625% Notes. As a result of these terminations, we received cash proceeds, net of accrued interest, of $173.5 million that had been recognized in connection with the associated fair value hedges as a fair value adjustment to the underlying long-term debt in our consolidated balance sheet and the fair value adjustment is being amortized as a reduction to interest expense over the remaining life of the underlying debt. During the three and nine months ended September 30, 2004, such reduction amounted to $5.8 million ($0.02 per diluted share) and $18.2 million ($0.06 per diluted share), respectively. During the three and nine months ended September 30, 2003, such reduction amounted to $6.5 million ($0.02 per diluted share) and $16.5 million ($0.05 per diluted share), respectively. As a result of the redemption of our 9.5% Senior Notes in March 2004, we recognized $22.0 million of the unamortized fair value adjustment as a reduction to our loss on redemption of debt (see Note
6).

     At September 30, 2004 and December 31, 2003, we had no outstanding interest rate swaps.

NOTE  8  -  SEGMENTS

     Our operations are aggregated into two reportable segments: (i) Transocean Drilling and (ii) TODCO. The Transocean Drilling segment consists of floaters, jackups and other rigs used in support of offshore drilling activities and offshore support services. The TODCO segment consists of our interest in TODCO, which conducts jackup, drilling barge, land rig, submersible and other operations located in the U.S. Gulf of Mexico and inland waters, Mexico, Trinidad and Venezuela. We provide services with different types of drilling equipment in several geographic regions. The location of our rigs and the allocation of resources to build or upgrade rigs is determined by the activities and needs of customers. Accounting policies of the segments are the same as those described in Note 2 within "Item 8. Financial Statements and Supplementary Data" included in our Annual Report on Form 10-K for the year ended December 31, 2003. We account for intersegment revenue and expenses, if any, as if the revenue or expenses were to third parties at current market prices.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

     Operating revenues and income before income taxes and minority interest by segment were as follows (in millions):

                                                        Three Months Ended        Nine Months Ended
                                                           September 30,            September 30,
                                                     ------------------------  -----------------------
                                                        2004         2003         2004         2003
                                                     -----------  -----------  -----------  ----------
Operating Revenues
  Transocean Drilling                                $    558.7   $    564.4   $  1,689.4   $ 1,675.6
  TODCO                                                    93.1         58.5        247.6       167.2
                                                     -----------  -----------  -----------  ----------
    Total Operating Revenues                         $    651.8   $    622.9   $  1,937.0   $ 1,842.8
                                                     -----------  -----------  -----------  ----------

Operating Income (Loss) Before General and
    Administrative Expense
  Transocean Drilling (a)                            $    218.1   $    118.9   $    523.5   $   347.1
  TODCO (b)                                                (2.4)       (24.9)       (38.7)     (102.9)
                                                     -----------  -----------  -----------  ----------
                                                          215.7         94.0        484.8       244.2
Unallocated general and administrative expense            (15.2)       (21.2)       (44.3)      (50.0)
Unallocated other expense, net                            (38.3)       (44.3)      (146.1)     (171.9)
                                                     -----------  -----------  -----------  ----------
  Income Before Income Taxes and Minority Interest   $    162.2   $     28.5   $    294.4   $    22.3
                                                     ===========  ===========  ===========  ==========

_______________
(a) The three and nine months ended September 30, 2004 include gains from the TODCO offerings of $129.4 million and $168.8 million, respectively.
(b) The three and nine months ended September 30, 2004 include $6.9 million and $26.3 million, respectively, of operating and maintenance expense that TODCO classifies as general and administrative expense. The three and nine months ended September 30, 2003 include $3.9 million and $11.2 million, respectively, of operating and maintenance expense that TODCO classifies as general and administrative expense.

     Depreciation expense by segment was as follows (in millions):

                                Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                              ----------------------  ---------------------
                                 2004        2003        2004       2003
                              ----------  ----------  ----------  ---------

Transocean Drilling           $    110.0  $    103.9  $    326.4  $   311.9
TODCO                               23.9        22.9        72.0       69.2
                              ----------  ----------  ----------  ---------
  Total Depreciation Expense  $    133.9  $    126.8  $    398.4  $   381.1
                              ==========  ==========  ==========  =========

     Total assets by segment were as follows (in millions):

                                          September 30,   December 31,
                                               2004           2003
                                          --------------  -------------

Transocean Drilling                       $     10,964.0  $    10,874.0
TODCO                                              740.0          788.6
                                          --------------  -------------
  Total Assets                            $     11,704.0  $    11,662.6
                                          ==============  =============

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Total capital expenditures by segment were as follows (in millions):

                                Three Months Ended      Nine Months Ended
                                   September 30,          September 30,
                              ----------------------  ---------------------
                                 2004        2003        2004       2003
                              ----------  ----------  ----------  ---------

Transocean Drilling           $     42.6  $     20.4  $     93.6  $    67.5
TODCO                                2.5         2.0         6.2        5.1
                              ----------  ----------  ----------  ---------
  Total Capital Expenditures  $     45.1  $     22.4  $     99.8  $    72.6
                              ==========  ==========  ==========  =========

NOTE  9  -  EARNINGS  PER  SHARE

     The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in millions, except per share data):

                                                      Three Months Ended      Nine Months Ended
                                                         September 30,           September 30,
                                                    ----------------------  ---------------------
                                                       2004        2003        2004       2003
                                                    ----------  ----------  ----------  ---------
NUMERATOR FOR BASIC AND DILUTED EARNINGS PER
  SHARE
Net Income for Basic and Diluted Earnings per
  Share                                             $    154.9  $     11.0  $    225.6  $    13.7
                                                    ==========  ==========  ==========  =========

DENOMINATOR FOR DILUTED EARNINGS PER SHARE
Weighted-average shares outstanding for basic
  earnings per share                                     320.9       319.9       320.7      319.8
Effect of dilutive securities:
  Employee stock options and unvested stock grants         2.8         0.9         2.3        1.1
  Warrants to purchase ordinary shares                     1.6         0.3         1.5        0.5
                                                    ----------  ----------  ----------  ---------
Adjusted weighted-average shares and assumed
  conversions for diluted earnings per share             325.3       321.1       324.5      321.4
                                                    ==========  ==========  ==========  =========

BASIC AND DILUTED EARNINGS PER SHARE
  Net Income                                        $     0.48  $     0.03  $     0.70  $    0.04
                                                    ==========  ==========  ==========  =========

     Ordinary shares subject to issuance pursuant to the conversion features of the convertible debentures are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share because the effect of including those shares is anti-dilutive for all periods presented. Ordinary shares subject to issuance pursuant to the conversion features of the contingently convertible debentures are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share because the conversion features have not been triggered for all periods presented (see Note 2).

NOTE  10  -  CONTINGENCIES

     Legal Proceedings - Several of our subsidiaries have been named, along with other defendants, in several complaints that have been filed in the Circuit Courts of the State of Mississippi involving over 700 persons that allege personal injury arising out of asbestos exposure in the course of their employment by some of these defendants between 1965 and 1986. The complaints also name as defendants certain of TODCO's subsidiaries to whom we may owe indemnity and other unaffiliated defendant companies, including companies that allegedly manufactured drilling related products containing asbestos that are the subject of the complaints. The number of unaffiliated defendant

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

companies involved in each complaint ranges from approximately 20 to 70. The complaints allege that the defendant drilling contractors used those asbestos-containing products in offshore drilling operations, land based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability, and claims authorized under the Jones Act. The plaintiffs seek, among other things, awards of unspecified compensatory and punitive damages. Based on a recent decision of the Mississippi Supreme Court, we anticipate that the trial courts may grant motions requiring each plaintiff to name the specific defendant or defendants against whom such plaintiff makes a claim and the time period and location of asbestos exposure so that the cases may be properly severed. We have not yet had an opportunity to conduct any discovery nor have we been able to determine the number of plaintiffs, if any, that were employed by our subsidiaries or otherwise have any connection with our drilling operations. We intend to defend ourselves vigorously and, based on the limited information available to us at this time, we do not expect the ultimate outcome of these lawsuits to have a material adverse effect on our business or consolidated financial position.

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

     The Indian Customs Department, Mumbai, filed a "show cause notice" against one of our subsidiaries and various third parties in July 1999. The show cause notice alleged that the initial entry into India in 1988 and other subsequent movements of the Trident II jackup rig operated by the subsidiary constituted imports and exports for which proper customs procedures were not followed and sought payment of customs duties of approximately $31 million based on an alleged 1998 rig value of $49 million, plus interest and penalties, and confiscation of the rig. In January 2000, the Customs Department issued its order, which found that we had imported the rig improperly and intentionally concealed the import from the authorities, and directed us to pay a redemption fee of approximately $3 million for the rig in lieu of confiscation and to pay penalties of approximately $1 million in addition to the amount of customs duties owed. In February 2000, we filed an appeal with the Customs, Excise and Gold (Control) Appellate Tribunal ("CEGAT") together with an application to have the confiscation of the rig stayed pending the outcome of the appeal. In March 2000, the CEGAT ruled on the stay application, directing that the confiscation be stayed pending the appeal. The CEGAT issued its opinion on our appeal on February 2, 2001, and while it found that the rig was imported in 1988 without proper documentation or payment of duties, the redemption fee and penalties were reduced to less than $0.1 million in view of the ambiguity surrounding the import practice at the time and the lack of intentional concealment by us. The CEGAT further sustained our position regarding the value of the rig at the time of import as $13 million and ruled that subsequent movements of the rig were not liable to import documentation or duties in view of the prevailing practice of the Customs Department, thus limiting our exposure as to custom duties to approximately $6 million. Following the CEGAT order, we tendered payment of redemption, penalty and duty in the amount specified by the order by offset against a $0.6 million deposit and $10.7 million guarantee previously made by us. The Customs Department attempted to draw the entire guarantee, alleging the actual duty payable is approximately $22 million based on an interpretation of the CEGAT order that we believe is incorrect. This action was stopped by an interim ruling of the High Court, Mumbai on writ petition filed by us. We and the Customs Department both filed appeals with the Supreme Court of India against the order of the CEGAT, and both appeals have been admitted. The Supreme Court has recently dismissed the Customs Department appeal and affirmed the CEGAT order but the Customs Department has not agreed with our interpretation of that order. We and our customer agreed to pursue and obtained the issuance of documentation from the Ministry of Petroleum that, if accepted by the Customs Department, would reduce the duty to nil. The

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

agreement with the customer further provided that if this reduction was not obtained by the end of 2001, our customer would pay the duty up to a limit of $7.7 million. The Customs Department did not accept the documentation or agree to refund the duties already paid. We are pursuing our remedies against the Customs Department and our customer. We do not expect, in any event, that the ultimate liability, if any, resulting from the matter will have a material adverse effect on our business or consolidated financial position.

     In October 2001, TODCO was notified by the U.S. Environmental Protection Agency ("EPA") that the EPA had identified a subsidiary as a potentially responsible party in connection with the Palmer Barge Line superfund site located in Port Arthur, Texas. Based upon the information provided by the EPA and a review of TODCO's internal records to date, TODCO disputes its designation as a potentially responsible party. Pursuant to the master separation agreement with TODCO, we are responsible and will indemnify TODCO for any losses TODCO incurs in connection with this action. We do not expect that the ultimate outcome of this case will have a material adverse effect on our business or consolidated financial position.

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

     Letters of Credit and Surety Bonds - We had letters of credit outstanding totaling $176.4 million and $186.2 million at September 30, 2004 and December 31, 2003, respectively. These letters of credit guarantee various contract bidding and performance activities under various uncommitted lines provided by several banks.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

     As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations. Surety bonds outstanding totaled $21.6 million and $169.5 million at September 30, 2004 and December 31, 2003, respectively. The decrease in outstanding surety bonds is primarily attributable to the expiration of three such bonds totaling $151.1 million related to our Brazil operations.

NOTE 11 - SALE/LEASEBACK TRANSACTION

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

NOTE 12 - RELATED PARTY TRANSACTIONS

     Delta Towing - TODCO owns a 25 percent interest in a joint venture, Delta Towing Holdings, LLC ("Delta Towing"), and TODCO holds notes receivable from Delta Towing with a face amount of approximately $143.0 million, which at the time of the R&B Falcon merger were valued at $80.0 million. Delta Towing defaulted on the notes receivable in January 2003 by failing to make its scheduled quarterly interest payment and remained in default as a result of its continued failure to make its quarterly interest payments. As a result of TODCO's continued evaluation of the collectibility of the notes, TODCO recorded an impairment on the notes receivable of $21.3 million ($13.8 million, or $0.04 per diluted share, net of tax) in June 2003 based on Delta Towing's discounted cash flows over the terms of the notes, which deteriorated in the second quarter of 2003 as a result of the continued decline in Delta Towing's business outlook. In September 2003, we established a reserve of $1.6 million for interest income earned during the third quarter on the notes receivable. During the nine months ended September 30, 2003, we earned interest income related to the notes receivable and the three-year revolving credit facility of $3.1 million and $0.2 million, respectively.

     As a result of the adoption of FIN 46 and a determination that TODCO was the primary beneficiary for accounting purposes of Delta Towing, TODCO consolidated Delta Towing effective December 31, 2003 and intercompany transactions and accounts have been eliminated, including the above described notes receivable.

     DDII LLC - In May 2003, WestLB AG, one of the lenders in the Deepwater Frontier synthetic lease financing facility, assigned its $46.1 million remaining promissory note receivable to us in exchange for cash of $46.1 million. Also in May 2003, but subsequent to the WestLB AG assignment, we purchased ConocoPhillips' 40 percent interest in Deepwater Drilling II L.L.C. ("DDII LLC") for approximately $5.0 million. As a result of this purchase, we consolidated DDII LLC late in the second quarter of 2003. In addition, we acquired certain drilling and other contracts from ConocoPhillips for approximately $9.0 million in cash. Through September 30, 2003, we received payments on the promissory note receivable of $1.9 million.

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

NOTE  13  -  RETIREMENT  PLANS  AND  OTHER  POSTEMPLOYMENT  BENEFITS

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

                                                Three Months Ended        Nine Months Ended
                                                   September 30,            September 30,
                                             ------------------------  -----------------------
                                                2004         2003         2004         2003
                                             -----------  -----------  -----------  ----------
COMPONENTS OF NET PERIODIC BENEFIT COST (A)
  Service cost                               $      4.7   $      4.2   $     12.5   $    12.5
  Interest cost                                     4.1          4.8         12.4        14.0
  Expected return on plan assets                   (4.9)        (4.9)       (14.6)      (14.7)
  Amortization of transition obligation             0.1            -          0.2         0.2
  Amortization of prior service cost               (0.9)         0.3         (0.6)        1.0
  Recognized net actuarial losses                   1.5          0.1          2.8         0.3
  SFAS 88 settlements/curtailments                    -         (0.8)           -        (0.8)
                                             -----------  -----------  -----------  ----------
    Benefit cost                             $      4.6   $      3.7   $     12.7   $    12.5
                                             ===========  ===========  ===========  ==========

______________
(a)  Amounts are before income tax effect.

     Due to an increase in the number of retirements, including the retirement of an executive officer, and expected retirements in the fourth quarter of 2004, we have revised our estimated contributions for 2004. We expect to contribute approximately $14.0 million, a $4 million increase from amounts previously disclosed, to our defined benefit pension plans in 2004. Such contributions will be funded from our cash flows from operations. As of September 30, 2004, $10.2 million in contributions have been made to the defined benefit pension plans.

     Postretirement Benefits Other Than Pensions - We have several unfunded contributory and noncontributory postretirement benefit plans covering substantially all of our Transocean Drilling segment U.S. employees. Net periodic benefit cost for these other postretirement plans included the following components (in millions):

                                               Three Months Ended        Nine Months Ended
                                                  September 30,            September 30,
                                             -----------------------  -----------------------
                                                2004         2003        2004         2003
                                             -----------  ----------  -----------  ----------
COMPONENTS OF NET PERIODIC BENEFIT COST (A)
 Service cost                                $      0.3   $      0.4  $      0.8   $     1.4
 Interest cost                                      0.5          0.9         1.6         2.6
 Amortization of prior service cost                (0.6)         0.1        (1.7)        0.3
 Recognized net actuarial losses                    0.3          0.4         1.1         1.0
 SFAS 88 settlements/curtailments                     -            -           -        (0.6)
                                             -----------  ----------  -----------  ----------
 Benefit cost                                $      0.5   $      1.8  $      1.8   $     4.7
                                             ===========  ==========  ===========  ==========

______________
(a)  Amounts are before income tax effect.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act") was signed into law. The Medicare Act introduced two new features to Medicare that employers must consider in determining the effect of the Medicare Act on their accumulated postretirement benefit obligation (''APBO'') and net periodic post retirement benefit cost: (i) a subsidy based on 28 percent of an individual

                        TRANSOCEAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

beneficiary's annual prescription drug costs between $250 and $5,000, and (ii) the opportunity for a retiree to obtain a prescription drug benefit under Medicare that is at least actuarially equivalent to Medicare Part D.

     In May 2004, the FASB staff issued FASB Staff Position ("FSP") 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. We adopted FSP 106-2, effective July 1, 2004, accounting for these new features in the Medicare Act prospectively as an actuarial gain to be amortized into income over the average remaining service period of the plan participants. The adoption of these requirements did not have a material impact on our condensed consolidated financial position or results of operations for the three or nine months ended September 30, 2004.

NOTE 14 - SUBSEQUENT EVENTS

     6.75% Senior Note Redemption - In October 2004, we redeemed our $342.3 million aggregate principal amount outstanding 6.75% Senior Notes due April 2005 at the make-whole premium price provided in the indenture. We redeemed these notes at 102.127 percent of face value or $349.5 million, plus accrued and unpaid interest. We recognized a loss on the redemption of approximately $3.3 million, which reflects adjustments for fair value of the debt at the date of the R&B Falcon merger and the premium on the termination of the related interest rate swap. We funded the redemption with existing cash on hand, which included proceeds from the TODCO secondary offering. The redemption did not affect the 6.75% Senior Notes due April 2005 of TODCO, which had an aggregate principal amount outstanding of $7.7 million at September 30, 2004.

     Tax Matters - In October 2004, we received from the U.S. Internal Revenue Service ("IRS") examination reports setting forth proposed changes to the U.S. federal income tax reported for the period 1999-2000. The proposed changes total approximately $195 million, exclusive of interest. The IRS has also notified us of its intent to audit our 2002 and 2003 tax years. While we have agreed to certain non-material adjustments, we believe our returns are materially correct as filed and intend to defend ourselves vigorously. While there can be no assurance, we do not expect the ultimate outcome to have a material adverse effect on our business or consolidated financial position.

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

OVERVIEW

     Transocean Inc. (together with our subsidiaries and predecessors, unless the context requires otherwise, "Transocean," "we," "us" or "our") is a leading international provider of offshore contract drilling services for oil and gas wells. As of October 29, 2004, we owned, had partial ownership interests in or operated 94 mobile offshore and barge drilling units, excluding the fleet of TODCO (together with its subsidiaries and predecessors, unless the context requires otherwise, "TODCO"), a publicly traded company in which we have a majority  voting  interest.  As  of  this  date,  our  fleet  included  32
High-Specification semisubmersibles and drillships ("floaters"), 25 Other Floaters, 26 Jackup Rigs and 11 Other Rigs. As of October 29, 2004, TODCO's fleet consisted of 24 jackup rigs, 30 drilling barges, nine land rigs, three submersible drilling rigs and four other drilling rigs.

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

     Certain key measures of our total company results of operations and financial condition are as follows:


                                       Three Months Ended                 Nine Months Ended
                                          September 30,       Three         September 30,        Nine
                                    ------------------------  Months   -----------------------  Months
                                       2004         2003      Change      2004         2003     Change
                                    ------------------------  -------  -----------------------  -------
                                              (In millions, except dayrates and percentages)
Average dayrate (a)                 $   70,100   $   67,000   $ 3,100  $   70,400   $  67,100   $ 3,300
Utilization (b)                             57%          59%  N/A              57%         57%  N/A

STATEMENT OF OPERATIONS
Operating revenue                   $    651.8   $    622.9   $  28.9  $  1,937.0   $ 1,842.8   $  94.2
Operating and maintenance expense        432.9        403.0      29.9     1,251.5     1,203.6      47.9
Operating income                         200.5         72.8     127.7       440.5       194.2     246.3
Net income                               154.9         11.0     143.9       225.6        13.7     211.9


                                       September 30,   December 31,
                                            2004           2003        Change
                                       --------------  -------------  --------
                                                     (In millions)
BALANCE SHEET DATA (AT END OF PERIOD)
Cash                                   $        775.8  $       474.0  $ 301.8
Total Assets                                 11,704.0       11,662.6     41.4
Debt                                          3,061.4        3,658.1   (596.7)

_____________________
"N/A" means not applicable.

(a) Average dayrate is defined as contract drilling revenue earned per revenue earning day in the period.
(b) Utilization is defined as the total actual number of revenue earning days as a percentage of the total number of calendar days in the period.

     Our revenue and operating and maintenance expenses for the nine months ended September 30, 2004 increased from the comparable period last year due to the current year effect of including the operations of the drillships Deepwater Pathfinder and Deepwater Frontier as a result of the 2003 acquisitions of the portions of the Deepwater Drilling L.L.C. ("DD LLC") and Deepwater Drilling II L.L.C. ("DDII LLC") joint ventures previously held by ConocoPhillips and the subsequent payoff of the synthetic lease financing arrangements in late December 2003, as well as from higher integrated services provided to our clients in 2004. In 2003, the Discoverer Enterprise riser incident negatively impacted revenues and operating and maintenance expense. In 2004, the Discoverer Enterprise operating and maintenance was partially reduced by an insurance settlement related to the riser incident (see "-Significant Events"). Also adding to the increase in operating and maintenance expense were repairs resulting from a fire on the jackup rig Trident 20 that occurred in the third quarter of 2004. Revenues were negatively impacted by suspended operations due to the recently concluded strike in Norway, a fire on the Trident 20 and the well control incident on the semisubmersible rig Jim Cunningham, all of which occurred during the third quarter of 2004. Our nine months ended September 30, 2004 financial results included a non-cash charge pertaining to a loss on retirement of debt partially offset by the recognition of a gain on the sale of a semisubmersible rig. We also recognized gains on the TODCO initial public offering ("IPO") and secondary offering that were partially offset by a tax valuation allowance adjustment and stock option expense recorded in relation to the IPO (see "-Significant Events"). Cash increased during the nine months ended September 30, 2004 primarily as a result of proceeds received from the TODCO offerings and cash provided by operating activities, partially offset by repayments on debt instruments as we continue to maintain our focus on debt reduction.

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

     We  categorize  our  Transocean  Drilling  segment  fleet  as  follows: (i)
"High-Specification Floaters" consisting of our "Fifth-Generation Deepwater Floaters," "Other Deepwater Floaters" and "Other High-Specification Floaters,"
(ii) "Other Floaters", (iii) "Jackups," and (iv) "Other Rigs". Within our High-Specification Floaters category, we consider our Fifth-Generation Deepwater Floaters to be the semisubmersibles Deepwater Horizon, Cajun Express, Deepwater Nautilus, Sedco Energy and Sedco Express and the drillships Deepwater Discovery, Deepwater Expedition, Deepwater Frontier, Deepwater Millennium, Deepwater Pathfinder, Discoverer Deep Seas, Discoverer Enterprise, and Discoverer Spirit. These rigs were built in the last construction cycle and have high-pressure mud pumps and a water depth capability of 7,500 feet or greater. The Other Deepwater Floaters are generally those other semisubmersible rigs and drillships that have a water depth capacity of at least 4,500 feet. The Other High-Specification Floaters, built as fourth-generation rigs in the mid to late 1980's, are capable of drilling in harsh environments and have greater displacement than previously constructed rigs resulting in larger variable load capacity, more useable deck space and better motion characteristics. The Other Floaters category is generally comprised of those non-high-specification floaters with a water depth capacity of less than 4,500 feet. The Jackups category consists of this segment's jackup fleet, and the Other Rigs category consists of other rigs that are of a different type or use. These categories reflect how we view, and how we believe our investors and the industry generally view, our fleet, and reflect our strategic focus on the ownership and operation of premium high-specification floating rigs and jackups.

SIGNIFICANT EVENTS

Transocean Drilling Segment

     Operational Incidents - In May 2003, we announced that a drilling riser had separated on our deepwater drillship Discoverer Enterprise and that the rig had temporarily suspended drilling operations for our customer. The rig resumed operations in July 2003 and we resolved a disagreement with our customer regarding the incident in early 2004, which had no significant effect on our results of operations. In June 2004, we finalized discussions with our insurers relating to an insurance claim for a portion of our losses stemming from this incident and received a significant portion of an insurance settlement in June 2004 and the remainder in August 2004, which had a favorable effect on pre-tax earnings of $13.4 million.

     In July 2004, members of the OFS, one of three unions representing offshore workers in Norway, called a strike on our semisubmersible units operating in the country. OFS called the strike after it was unable to reach an agreement with the Norwegian Shipowners Association, which represents rig owners in Norway. The rigs affected are the Polar Pioneer, Transocean Searcher and Transocean Leader. The strike has concluded after government intervention. The Transocean Searcher and Transocean Leader resumed operations in the Norwegian sector of the North
Sea in November 2004. The Polar Pioneer is expected to commence operations in November 2004 on a project for Statoil following the completion of planned survey and upgrade work. Operating income would have been an estimated $8.0 million higher absent the labor strike. See "-Operating Results."

     In July 2004, the jackup rig Trident 20 suffered damage resulting from a fire in the rig's engine room while operating offshore Turkmenistan in the Caspian Sea. The rig has been under a three-well contract. Pursuant to the contract, our customer has the right to terminate the contract. While the contract has been suspended by the customer to allow time for rig repairs and we expect that drilling will resume under the terms of the original contract upon completion of the repairs, no assurances can be given that the contract will not be terminated. The rig is expected to be out of service the majority of the fourth quarter and we currently estimate the total repair, crew and other costs to be approximately $18.0 million. Operating income would have been an estimated $13.0 million higher absent the incident. See "-Operating Results."

     In August 2004, the semisubmersible rig Jim Cunningham experienced a well control incident that resulted in a fire while operating offshore Egypt. The rig is expected to be out of service until late in the fourth quarter and we currently estimate the repair, crew and other costs to be between $9 million and $14 million. Operating income would have been an estimated $1.5 million higher absent the incident. See "-Operating Results."

     Asset Dispositions - In March 2004 we entered into an agreement to sell a semisubmersible rig, the Sedco 600, for net proceeds of approximately $25.0 million. We expect to close the sale during the fourth quarter of 2004 after completion of a drilling project.

     In June 2004, we completed the sale of a semisubmersible rig, the Sedco 602, for net proceeds of approximately $28.0 million and recognized a gain of $21.6 million.

     Debt Redemption - In March 2004, we completed the redemption of our $289.8 million aggregate principal amount outstanding 9.5% Senior Notes due December 2008 at the make-whole premium price provided in the indenture. We redeemed these notes at 127.796 percent of face value or $370.3 million, plus accrued and unpaid interest. We recognized an after-tax loss on the redemption of debt of $28.1 million in the first quarter of 2004, which reflected adjustments for fair value of the debt at the date of the merger ("R&B Falcon merger") with R&B Falcon Corporation ("R&B Falcon") and the unamortized fair value adjustment on the termination of the related interest rate swap. We funded the redemption with existing cash balances, which included proceeds from the TODCO IPO. The redemption did not affect the 9.5% Senior Notes due December 2008 of TODCO, which had an aggregate principal amount outstanding of $10.2 million at September 30, 2004.

     In October 2004, we redeemed our $342.3 million aggregate principal amount outstanding 6.75% Senior Notes due April 2005 at the make-whole premium price provided in the indenture. We redeemed these notes at 102.127 percent of face value or $349.5 million, plus accrued and unpaid interest. We recognized a loss on the redemption of approximately $3.3 million, which reflects adjustments for fair value of the debt at the date of the R&B Falcon merger and the unamortized fair value adjustment on the termination of the related interest rate swap. We funded the redemption with existing cash on hand, which included proceeds from the TODCO secondary offering. The redemption did not affect the 6.75% Senior Notes due April 2005 of TODCO, which had an aggregate principal amount outstanding of $7.7 million at September 30, 2004.

     IPO and Secondary Offering - In February 2004, we completed the TODCO IPO, in which we sold 13.8 million shares of TODCO's class A common stock, representing approximately 23 percent of TODCO's total outstanding shares, at $12.00 per share. We received net proceeds of $155.7 million from the IPO and recognized a gain of $39.4 million in the first quarter of 2004, which represents the excess of net proceeds received over the net book value of the TODCO shares sold in the IPO. TODCO was formerly known as R&B Falcon. Before the closing of the IPO, TODCO transferred to us all assets and businesses unrelated to TODCO's business. R&B Falcon's business was previously considerably broader than TODCO's ongoing business.

     As a result of the deconsolidation of TODCO from our other U.S. subsidiaries for U.S. federal income tax purposes in conjunction with the IPO, we established an initial valuation allowance in the first quarter of 2004 of approximately $31.0 million against the estimated deferred tax assets of TODCO in excess of its deferred tax liabilities, taking into account prudent and feasible planning strategies as required by Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") 109, Accounting for Income Taxes. In the third quarter of 2004, we reduced the initial valuation allowance by approximately $14.0 million as a result of changes in our estimate of the ultimate utilization of the benefits from the tax sharing agreement with TODCO. This reduction in the valuation allowance excludes other partially offsetting adjustments to our overall valuation allowance that were included in the computation of the annual estimated effective tax rate. The ultimate amount of such valuation allowance could vary significantly depending upon a number of factors, including the final allocation of tax benefits between TODCO and our other subsidiaries under applicable law, taxable income for calendar year 2004 and our ability to implement tax planning strategies under SFAS 109.

     In conjunction with the closing of the TODCO IPO, TODCO granted restricted stock and stock options to certain of its employees under its long-term incentive plan and certain of these awards vested at the time of grant. In accordance with the provisions of the SFAS 123, Accounting for Stock-Based Compensation, TODCO expects to recognize compensation expense of approximately $17.0 million over the vesting periods of the awards. TODCO recognized approximately $6.0 million in the first quarter of 2004 as a result of the immediate vesting of certain awards. TODCO will amortize the remaining amount of approximately $11.0 million to compensation expense over the next three years with approximately $5.0 million to be recognized over the remainder of 2004 and approximately $5.0 million and $1.0 million to be recognized in 2005 and 2006, respectively. In addition, certain of TODCO's employees held options that were granted prior to the IPO to acquire our ordinary shares. In accordance with the employee matters agreement, these options were modified, which resulted in the accelerated vesting of the options and the extension of the term of the options through the original contractual life. In connection with the modification of these options, TODCO recognized approximately $1.5 million additional compensation expense in the first quarter of 2004.

     In September 2004, we completed the TODCO secondary offering, in which we sold 17.9 million shares of TODCO's class A common stock, representing approximately 30 percent of TODCO's total outstanding shares, at $15.75 per share. We received net proceeds of $269.9 million from the secondary offering and recognized a gain of $129.4 million in the third quarter of 2004, which represented the excess of net proceeds received over the net book value of the TODCO shares sold in the secondary offering.

     As of October 29, 2004, we hold an approximate 47 percent interest in TODCO, represented by 28.3 million shares of class B common stock, and we have approximately 82 percent of the outstanding voting interest in TODCO. Each share of our class B common stock has five votes per share compared to one vote per share of the class A common stock. We consolidate TODCO in our financial statements as a separate business segment and expect to continue to consolidate TODCO in our financial statements until we no longer have a majority voting interest.

     Our current long-term intent is to dispose of our remaining interest in TODCO, which could be achieved through a number of possible transactions including additional public offerings, open market sales, sales to one or more third parties, a spin-off to our shareholders, split-off offerings to our shareholders that would allow for the opportunity to exchange our shares for shares of TODCO class A common stock or a combination of these transactions. We may also decide to convert our TODCO class B shares to class A shares, the effect of which would be that we would no longer hold a majority voting interest.
`
     TODCO Deferred Tax Charge - Under the tax sharing agreement entered into between Transocean and TODCO at the time of the initial IPO of TODCO, Transocean is entitled to receive from TODCO payment for the tax benefits generated prior to the IPO that TODCO utilizes subsequent to the IPO.
As long as TODCO is included as a consolidated subsidiary of Transocean, we follow the provisions of SFAS 109 which allow us to evaluate the recoverability of the deferred tax assets associated with the tax sharing agreement considering the deferred tax liabilities of TODCO. We have recorded a valuation allowance for the excess of these deferred tax assets over the deferred tax liabilities of TODCO, also taking into account prudent and feasible planning strategies as required by SFAS 109. Once we fall below a majority voting interest so that TODCO is no longer included as a consolidated subsidiary of Transocean, we will no longer be able to apply the provisions of SFAS 109 in accounting for the utilization of our deferred tax assets. At that time, the receivable under the tax sharing agreement will be accounted for as a contractual receivable from TODCO and we will write-off this receivable, which at September 30, 2004, would have resulted in a charge of approximately $166 million. Under these rules the write-off is necessary as the future payments under the tax sharing agreement are dependent on TODCO generating future taxable income, which cannot be assumed until such income is actually generated. In addition, once TODCO is no longer included as a consolidated subsidiary of Transocean in its consolidated financial statements, future payments received by Transocean from the utilization by TODCO of the pre-IPO deferred tax assets will be recognized in other income as those payments are received.

TODCO Segment

     Delta Towing - As a result of the adoption of FASB Interpretation ("FIN") 46 and a determination that TODCO was the primary beneficiary for accounting purposes of TODCO's joint venture, Delta Towing Holdings, LLC ("Delta Towing"), TODCO consolidated Delta Towing at December 31, 2003. Due to the consolidation of Delta Towing, operating revenue and operating and maintenance expense increased during the nine months ended September 30, 2004 by $21.9 million and $19.4 million, respectively.

Effective Tax Rate

     Tax expense for the third quarter of 2004 totaled $6.3 million, or 3.9% of pretax income for the quarter. Tax expense decreased approximately $6 million related to changes in estimates of prior tax years and approximately $14 million related to the change in the initial TODCO valuation allowance. Excluding these decreases, the effective tax rate for 2004 is estimated to be approximately 44 percent of earnings before items related to the TODCO offerings, loss on debt retirements and gains on significant asset sales, for which there is no related tax expense. Applying the revised tax rate to income before income taxes and minority interest for the six months ended June 30, 2004 increased our income tax expense for the quarter by approximately $10 million. The effective tax rate increased from approximately 35 percent estimated at June 30, 2004 primarily as a result of a change in the expected amount and geographical concentration of income for the remainder of 2004 and the impact of an increase in our overall valuation allowance associated with higher net operating loss carryforwards now estimated for the remainder of the year for certain subsidiaries.

OUTLOOK

     Drilling Market - During the third quarter of 2004, oil prices remained at levels that at times exceeded record highs. While prices may decline from current levels, we expect them to remain strong in historical terms. Future price expectations have historically been a key driver for offshore drilling demand. The availability of quality drilling prospects, exploration success, relative production costs, the stage of reservoir development and political and regulatory environments also affect our customers' drilling programs.

     Prospects for our High-Specification Floaters continue to gain strength. While a few of these units will conclude contracts by the first half of 2005, we are increasingly confident that most of the available time in 2005 will be contracted. However, some intermittent idle time remains a possibility, especially for some of the lower capability rigs in this fleet. We have signed a number of new contracts or extensions for our High-Specification fleet that reflect the increased activity in this sector. The Sedco Express was awarded a three-year contract for BP's Plutonio project in Angola, and the Paul B. Loyd, Jr. received a two-year contract extension. The Cajun Express was awarded a 210-day contract as well as an additional two-year contract to begin in 2005. The Deepwater Discovery was awarded a combined three-well commitment, the Deepwater Navigator was awarded a 240-day extension and the Sedco 709 was awarded a two-well contract. The Sovereign Explorer was awarded two contracts totaling 320 days, the Deepwater

Pathfinder was awarded a new estimated 475-day contract and the existing contract for the Discoverer Deep Seas was extended for one year. In addition, a number of shorter term jobs were awarded to other High-Specification Floaters, including a six-month contract in the Gulf of Mexico for the Deepwater Millennium and a 120-day contract for the Transocean Marianas. We continue to believe that over the long term deepwater exploration and development drilling opportunities in the Gulf of Mexico, West Africa, India and other market sectors represent a significant source of future deepwater rig demand, although the risk of project delays remains, especially in West Africa. We continue to see a strong customer preference for using fifth-generation equipment in these deepwater areas, which may lead to a near term shortage of these highest specification rigs.

     The outlook for activity for the non-U.S. jackup market sector is expected to remain strong, particularly in Asia and the Middle East. There remains a current overcapacity in the West Africa jackup sector, and we are repositioning several units to take advantage of better opportunities. The Trident VI has moved from West Africa to India and the Shelf Explorer will also move from West Africa to Indonesia. The J. T. Angel is currently mobilizing from India to South East Asia. All three units are either under contract or are expected to be under contract in the near term.

     The outlook for our Other Floaters that operate in the mid-water sector is improving from the global oversupply position that has persisted throughout the first three quarters of 2004. We expect overall North Sea industry fleet utilization to remain above recent seasonal norms when the winter season begins, and there is a growing expectation that overall utilization and dayrates will be higher in 2005 compared to 2004. Demand in the Gulf of Mexico market sector has risen in recent months, which could cause some of the cold stacked units to re-enter the market. In other regions, the Actinia recently relocated from the Mediterranean Sea to India for a seven-month program.

     We expect to mobilize the Shelf Explorer, the Transocean Rather and the Deepwater Pathfinder during the fourth quarter. In addition to these mobilizations, we expect downtime to result from planned shipyards for the Polar Pioneer, Searex 10 and J. T. Angel. Also, the Trident 20 and Jim Cunningham will be in the shipyard for repairs resulting from an engine room fire and a well control incident, respectively. These rig mobilizations and shipyard projects are expected to have a negative impact on fourth quarter revenues and related earnings.

     TODCO expects the declining jackup rig supply in the U.S. Gulf Coast region to continue to support higher dayrates for its jackup fleet compared to the beginning of the year. TODCO has also seen improvement in dayrates and utilization for its inland barges in this region.

     Our operations are geographically dispersed in oil and gas exploration and development areas throughout the world. Rigs can be moved from one region to another, but the cost of moving a rig and the availability of rig-moving vessels may cause the supply and demand balance to vary somewhat between regions. However, significant variations between regions do not tend to exist long term because of rig mobility. Consequently, we operate in a single, global offshore drilling market.

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

     As of October 26, 2004, approximately 71 percent of our Transocean Drilling segment fleet days were committed for the remainder of 2004 and approximately 45 percent for the year 2005.

     Tax Matters - We are a Cayman Islands company registered in Barbados. We operate through our various subsidiaries in a number of countries throughout the world. Consequently, we are subject to changes in tax laws, treaties and regulations in and between the countries in which we operate, including treaties that the U.S. has with other nations. A material change in these tax laws, treaties or regulations, including those in and involving the U.S., could result in a higher effective tax rate on our worldwide earnings. On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act contains provisions which apply to certain companies which undertook a transaction commonly known as an inversion after a specified date. Because our reorganization transaction occurred prior to the effective dates specified in the Act, we do not believe there should be any adverse impact to us.
Additionally, a protocol was recently signed by the U.S. and Barbados and approved by the U.S. Senate, which would amend the tax treaty between the two countries. We do not expect the amendment to have a material adverse effect on our business or consolidated financial position.

     Our income tax returns are subject to review and examination in the various jurisdictions in which we operate. In October 2004, we received from the U.S. Internal Revenue Service ("IRS") examination reports setting forth proposed changes to the U.S. federal income tax reported for the period 1999-2000. The proposed changes total approximately $195 million, exclusive of interest. The IRS has also notified us of its intent to audit our 2002 and 2003 tax years. While we have agreed to certain non-material adjustments, we believe our returns are materially correct as filed and intend to defend ourselves vigorously. While there can be no assurance, we do not expect the ultimate outcome to have a material adverse effect on our business or consolidated financial position. In addition, other tax authorities have examined the amounts of income and expense subject to tax in their jurisdiction for prior periods. We are currently contesting various non-U.S. assessments that have been asserted and would expect to contest any future U.S. or non-U.S. assessments. While we cannot predict or provide assurance as to the final outcome of existing or future assessments, we do not believe that the ultimate resolution of these asserted income tax liabilities will have a material adverse effect on our business or consolidated financial position.

     General and Administrative Expense - We expect general and administrative expense to increase approximately $3 million to $4 million in the fourth quarter of 2004 primarily as a result of compliance with the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act").

     Stock-Based Compensation Expense - As a result of the adoption in January 2003 of the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, using the prospective method prescribed by SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure, our stock-based compensation expense is expected to increase in 2004. The increase will result from the impact of a full year of expense related to our 2003 awards that were granted in July 2003, compared to six months of expense in 2003, and expense related to our 2004 awards, which were granted in July 2004. As stock-based compensation expense is recognized over the vesting period of the underlying award, we expect to have increases in stock-based compensation expense in future periods until such periods have awards being both granted and becoming fully vested. In addition, TODCO now has a long-term incentive plan under which it grants stock options and restricted stock to certain key employees (see "-Significant Events"). Awards made under this plan in 2004 will result in an increase in stock-based compensation expense in 2004.

PERFORMANCE AND OTHER KEY INDICATORS

     Fleet Utilization and Dayrates - The following table shows our average dayrate and utilization for the quarterly periods ended on or prior to September 30, 2004. Average dayrate is defined as contract drilling revenue earned per revenue earning day in the period. Utilization is defined as the total actual number of revenue earning days in the period as a percentage of the total number of calendar days in the period for all drilling rigs in our fleet.

                                                     Three Months Ended
                                         --------------------------------------------
                                          September 30,    June 30,    September 30,
                                              2004           2004          2003
                                         ---------------  ----------  ---------------
Average Dayrates

Transocean Drilling Segment:
  High-Specification Floaters
    Fifth-Generation Deepwater Floaters  $      193,400   $ 177,800   $      176,600
    Other Deepwater Floaters             $      103,900   $ 107,800   $      112,500
    Other High-Specification Floaters    $      111,200   $ 115,500   $      117,200
  Total High-Specification Floaters      $      142,200   $ 141,100   $      142,200
  Other Floaters                         $       65,400   $  65,000   $       60,600
  Jackups                                $       52,500   $  52,700   $       54,400
  Other Rigs                             $       41,900   $  43,300   $       48,800
                                         ---------------  ----------  ---------------
Segment Total                            $       90,700   $  89,100   $       89,000
                                         ---------------  ----------  ---------------

                                         ---------------  ----------  ---------------
TODCO Segment                            $       27,800   $  26,200   $       19,300
                                         ---------------  ----------  ---------------

Total Drilling Fleet                     $       70,100   $  69,600   $       67,000
                                         ===============  ==========  ===============

Utilization

Transocean Drilling Segment:
  High-Specification Floaters
    Fifth-Generation Deepwater Floaters              83%         90%              97%
    Other Deepwater Floaters                         78%         70%              73%
    Other High-Specification Floaters                84%         75%              74%
  Total High-Specification Floaters                  81%         79%              82%
  Other Floaters                                     45%         45%              51%
  Jackups                                            81%         85%              85%
  Other Rigs                                         47%         46%              49%
                                         ---------------  ----------  ---------------
Segment Total                                        67%         68%              71%
                                         ---------------  ----------  ---------------

                                         ---------------  ----------  ---------------
TODCO Segment                                        44%         41%              44%
                                         ---------------  ----------  ---------------

Total Drilling Fleet                                 57%         56%              59%
                                         ===============  ==========  ===============

     Contract Drilling Revenue - Our contract drilling revenues are based primarily on dayrates received for our drilling services and the number of operating days during the relevant periods. The level of our contract drilling revenue depends on dayrates, which in turn are primarily a function of industry supply and demand for drilling units in the markets in which we operate. During periods of high demand, our rigs typically achieve higher utilization and dayrates than during periods of low demand. Some of our drilling contracts also enable us to earn mobilization, contract preparation, capital upgrade, bonus and demobilization revenue. Mobilization, contract preparation and capital upgrade revenue paid on a lump sum basis is recognized over the original contract term. Bonus and demobilization revenue is recognized when earned.

     Other Revenue - Beginning with the first quarter of 2004, we began classifying our revenues into two categories: (1) contract drilling revenues and
(2) other revenues, as other revenue became a more significant component of our total revenues. Our other revenue represents client reimbursable revenue, integrated services revenue, management service revenues, revenues from operation of Delta Towing's fleet of marine support vessels and other miscellaneous revenues. From time to time, we provide well services in addition to our normal drilling services through third party contractors. We refer to these other services as integrated services.

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

     We do not expect operating and maintenance expenses to necessarily fluctuate in proportion to changes in operating revenues. Operating revenues may fluctuate as a function of changes in dayrate. However, costs for operating a rig are generally fixed or only semi-variable regardless of the dayrate being earned. In addition, should our rigs incur idle time between contracts, we typically do not de-man those rigs because we will use the crew to prepare the rig for its next contract. During times of reduced activity, reductions in costs may not be immediate as portions of the crew may be required to prepare our rigs for stacking, after which time the crew members are assigned to active rigs or dismissed. In addition, as our rigs are mobilized from one geographic location to another, the labor and other operating and maintenance costs can vary significantly. In general, labor costs increase primarily due to higher salary levels and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the unit is performing and the age and condition of the equipment. While our per occurrence deductible levels for our hull and machinery and our protection and indemnity policies remained unchanged from 2003 at $10 million, we increased our additional aggregate annual insurance deductible for the current policy year in an effort to reduce costs. This additional aggregate annual deductible of $20 million is applied after the per occurrence deductible is met until it is fully utilized at which time the $10 million per occurrence applies for all remaining claims during the year.

     Depreciation Expense - Our depreciation expense is based on estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values of our assets. We compute depreciation using the straight-line method, generally after allowing for salvage values.

     General and Administrative Expense - General and administrative expense includes costs related to our corporate executives, directors, investor relations, corporate accounting and reporting, information technology, internal audit, legal, tax, treasury, risk management and human resource functions.

     Interest Expense - Interest expense consists of interest associated with our senior notes and other debt and related financing cost amortization. Interest expense is partially offset by the amortization of the fair value adjustments on interest rate swaps terminated during 2003. We expect the amortization of these fair value adjustments to continue over the life of the related debt instruments (see "-Derivative Instruments").

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

FINANCIAL CONDITION

     SEPTEMBER 30, 2004 COMPARED TO DECEMBER 31, 2003

                                September 30,   December 31,
                                     2004           2003        Change   % Change
                                --------------  -------------  --------  ---------
                                       (In millions, except % change)
TOTAL ASSETS
  Transocean Drilling           $     10,964.0  $    10,874.0  $  90.0          1%
  TODCO                                  740.0          788.6    (48.6)       (6)%
                                --------------  -------------  --------  ---------
                                $     11,704.0  $    11,662.6  $  41.4         N/M
                                ==============  =============  ========  =========

_________________
"N/M"  means  not  meaningful

     The increase in Transocean Drilling segment assets was primarily due to increases in cash and cash equivalents ($268.0 million), property and equipment, net of retirements ($71.0 million), goodwill ($26.4 million), accounts receivable ($22.2 million) and other long-term assets ($24.1 million). The increase in cash and cash equivalents resulted primarily from proceeds received from the TODCO offerings ($425.6 million), net proceeds received from the sale of a semisubmersible rig ($28.0 million) and cash from operations, partially offset by repayments of debt ($603.5 million) and capital expenditures ($93.6 million) during the nine months ended September 30, 2004. The increase in goodwill primarily related to changes in our estimates related to our expected disposition of certain income tax-related pre-acquisition contingencies, and the increase in other long-term assets related primarily to deferred mobilization and contract prep costs. These increases were partially offset by asset depreciation ($326.4 million). The decrease in TODCO segment assets was primarily due to depreciation ($72.0 million), partially offset by an increase in cash and cash equivalents ($33.8 million).

LIQUIDITY AND CAPITAL RESOURCES

     SOURCES AND USES OF CASH

                                              Nine Months Ended
                                                September 30,
                                            ----------------------
                                               2004        2003      Change
                                            -----------  ---------  --------
                                                      (In millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES
  Net income                                $    225.6   $    13.7  $ 211.9
  Depreciation                                   398.4       381.1     17.3
  Other non-cash items                          (150.1)       22.7   (172.8)
  Working capital                                 32.7        46.8    (14.1)
                                            -----------  ---------  --------
                                            $    506.6   $   464.3  $  42.3
                                            ===========  =========  ========

     Net cash provided by operating activities increased $42.3 million due to an increase in cash generated from net income adjusted for non-cash activity of $56.4 million, partially offset by a decrease in cash provided by working capital items of $14.1 million during the nine months ended September 30, 2004 as compared to the corresponding prior year period.

                                                         Nine Months Ended
                                                           September 30,
                                                      -----------------------
                                                         2004         2003      Change
                                                      -----------  ----------  --------
                                                                 (In millions)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                $    (99.8)  $   (72.6)  $ (27.2)
  Note issued to related party, net of repayments            -         (44.2)     44.2
  Proceeds from disposal of assets                          46.3         4.1      42.2
  DDII LLC's cash acquired, net of cash paid                 -          18.1     (18.1)
  Proceeds from TODCO offerings                            425.6          -      425.6
  Other, net                                                 9.0         2.7       6.3
                                                      -----------  ----------  --------
                                                      $    381.1   $   (91.9)  $ 473.0
                                                      ===========  ==========  ========

     Net cash provided by investing activities increased approximately $473.0 million for the nine months ended September 30, 2004 as compared to net cash used in investing activities in the same period in the previous year. The increase is primarily the result of proceeds from the TODCO offerings of $425.6 million (see "-Significant Events") combined with an increase in proceeds from asset sales as compared to the corresponding prior year period, partially offset by an increase in current year capital expenditures. In addition, we acquired ConocoPhillips' 40 percent interest in DDII LLC and issued a note receivable to a related party during the nine months ended September 30, 2003, with no comparable activity for the same period in 2004.

                                                            Nine Months Ended
                                                               September 30,
                                                          -----------  ----------
                                                             2004         2003      Change
                                                          -----------  ----------  --------
                                                                    (In millions)
NET CASH USED IN FINANCING ACTIVITIES
  Repayments on revolving credit agreements               $   (200.0)  $     -     $(200.0)
  Repayments on other debt instruments                        (407.0)     (967.2)    560.2
  Cash received from termination of interest rate swaps          -         173.5    (173.5)
  Other, net                                                    21.1        13.4       7.7
                                                          -----------  ----------  --------
                                                          $   (585.9)  $  (780.3)  $ 194.4
                                                          ===========  ==========  ========

     We repaid $200.0 million under our $800.0 million revolving credit facility during the nine months ended September 30, 2004 while no such payment was made for the same period in 2003. For the nine months ended September 30, 2004, we used cash of $370.3 million for the early redemption of our 9.5% Senior Notes (see "-Significant Events") and $36.7 million in other scheduled debt maturities. For the nine months ended September 30, 2003, we received interest rate swap termination proceeds of $173.5 million (see "-Derivative Instruments") for which there was no comparable activity in 2004. In addition, we used cash of $527.2 million to repurchase our Zero Coupon Convertible Debentures that were put to us in May 2003, $50.0 million for the early repayment of our 9.41% Nautilus Class A2 Notes and $390.0 million for other scheduled debt maturities during the nine months ended September 30, 2003.

     CAPITAL  EXPENDITURES

     Capital expenditures totaled $99.8 million during the nine months ended September 30, 2004 of which $93.6 million and $6.2 million related to the Transocean Drilling and TODCO segments, respectively.

     During 2004, we expect to spend approximately $80 million to $90 million on our existing Transocean Drilling segment fleet, corporate infrastructure and major upgrades, excluding upgrades required and funded by our drilling contracts, which we anticipate will be approximately $40 million to $50 million. These amounts are dependent upon the actual level of operational and contracting activity. We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales. We also have available credit under our revolving credit agreement (see "-Sources of Liquidity") and may engage in other commercial bank or capital market financings.

     TODCO expects to spend approximately $11 million on capital expenditures in 2004.

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

     Dispositions - In February 2004 and September 2004, we completed the TODCO IPO and secondary offering, respectively. See "-Significant Events."

     In March 2004, we entered into agreements to sell two semisubmersible rigs, the Sedco 600 and Sedco 602, for net proceeds of $52.7 million in connection with our efforts to dispose of certain non-strategic assets in our Transocean Drilling segment. In June 2004, we completed the sale of the Sedco 602 for net proceeds of $28.0 million and recognized a gain of $21.6 million, which had no tax effect. The sale of the Sedco 600, for net proceeds of approximately $25.0 million, is expected to close during the fourth quarter of 2004 following demobilization from its prior operating location.

     During the nine months ended September 30, 2004, we settled insurance claims and sold marine support vessels and certain other assets for net proceeds of $18.3 million and recorded net gains of $1.9 million ($1.3 million, net of tax) in our Transocean Drilling segment and $5.4 million, which had no tax effect, in our TODCO segment.

     SOURCES  OF  LIQUIDITY

     Our primary sources of liquidity in the third quarter of 2004 were our cash flows from operations, proceeds from the TODCO secondary offering and existing cash balances. Our primary uses of cash were debt repayments and capital expenditures. At September 30, 2004, we had $775.8 million in cash and cash equivalents.

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

     When cash on hand, cash flows from operations, proceeds from asset sales, including potential additional sales of our interest in TODCO, and committed bank facility availability exceed our expected liquidity needs, we may use a portion of such cash to reduce debt prior to scheduled maturities through repurchases, redemptions or tender offers, or make repayments on bank borrowings.

     In October 2004, we redeemed our 6.75% Senior Notes due April 2005 with an aggregate face value of $342.3 million. See "-Significant Events."

     At September 30, 2004 and December 31, 2003, our total debt was $3,061.4 million and $3,658.1 million, respectively. Net debt, a non-GAAP financial measure defined as total debt less cash and cash equivalents, at such dates was $2,285.6 million and $3,184.1 million, respectively. During the nine months ended September 30, 2004, we reduced net debt by $898.5 million. The reconciliation of total debt to net debt at carrying value is as follows (in millions):

                                  September 30,    December 31,
                                      2004             2003
                                 ---------------  --------------
Total Debt                       $      3,061.4   $     3,658.1
Less: Cash and cash equivalents          (775.8)         (474.0)
                                 ---------------  --------------
    Net Debt                     $      2,285.6   $     3,184.1
                                 ===============  ==============

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

     We have access to a bank line of credit under an $800.0 million five-year revolving credit agreement expiring in December 2008. As of September 30, 2004, $750.0 million remained available under this credit line. Because our current cash balances, expected cash flow and this revolving credit agreement provide us with adequate liquidity, we terminated our commercial paper program during the first quarter of 2004.

     The bank credit line requires compliance with various covenants and provisions customary for agreements of this nature, including an earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest coverage ratio and a debt to tangible capital ratio, both as defined by the credit agreement, of not less than three to one and not greater than 50 percent, respectively. Other provisions of the credit agreement include limitations on creating liens, incurring debt, transactions with affiliates, sale/leaseback transactions and mergers and sale of substantially all assets. Should we fail to comply with these covenants, we would be in default and may lose access to this facility. We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions. A default under our public debt could trigger a default under our credit line and cause us to lose access to this facility.

     TODCO has access to a bank line of credit under a $75.0 million two-year revolving credit agreement (the "TODCO Revolving Credit Agreement"), which will reduce to $60.0 million in December 2004 and expires in December 2005. As of September 30, 2004, $75.0 million remained available under this line of credit. The TODCO Revolving Credit Agreement requires compliance with various covenants and provisions customary for similar agreements of non-investment grade facilities. TODCO's Revolving Credit Agreement is not guaranteed by us.

     In April 2001, the SEC declared effective our shelf registration statement on Form S-3 for the proposed offering from time to time of up to $2.0 billion in gross proceeds of senior or subordinated debt securities, preference shares, ordinary shares and warrants to purchase debt securities, preference shares, ordinary shares or other securities. At September 30, 2004, $1.6 billion in gross proceeds of securities remained unissued under the shelf registration statement.

     Our access to debt and equity markets may be reduced or closed to us due to a variety of events, including, among others, downgrades of ratings of our debt, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.

     As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations. Surety bonds outstanding totaled $21.6 million and $169.5 million at September 30, 2004 and December 31, 2003, respectively. The decrease in outstanding surety bonds is primarily attributable to the expiration of three such bonds totaling $151.1 million related to our Brazil operations.

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

     Gains and losses on foreign exchange derivative instruments that qualify and are designated as accounting cash flow hedges are deferred as accumulated other comprehensive income (loss) and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments that are not designated as cash flow hedges or no longer qualify or are terminated as such for accounting purposes are recognized currently in other, net in our consolidated statements of operations based on the change in market value of the derivative instruments. At September 30, 2004, we had no material open foreign exchange derivative instruments.

     From time to time, we may use interest rate swaps to manage the effect of interest rate changes on our future interest rate expense. Interest rate swaps that we enter into are designated as a hedge of future interest payments on our underlying debt. The interest rate differential to be received or paid under the swaps is recognized over the lives of the swaps as an adjustment to interest expense. If an interest rate swap is terminated or no longer qualifies for hedge accounting, the gain or loss is amortized over the remaining life of the underlying debt. We do not enter into interest rate swaps for speculative purposes.

     In January 2003, we terminated swaps and associated fair value hedges with respect to our 6.75% Senior Notes due April 2005, 6.95% Senior Notes due April 2008 and 9.5% Senior Notes due December 2008. In March 2003, we terminated swaps with respect to our 6.625% Notes due April 2011. As a result of these terminations, we received cash proceeds, net of accrued interest, of $173.5 million that had been recognized in connection with the associated fair value hedges as a fair value adjustment to long-term debt in our consolidated balance sheet and is being amortized as a reduction to interest expense over the life of the underlying debt. As a result of the redemption of our 9.5% Senior Notes in March 2004, we recognized a swap premium of $22.0 million on the termination of the related interest rate swap as a reduction to our loss on retirement of debt (see "-Operating Results"). As a result of the redemption of our 6.75% Senior Notes in October 2004, we will recognize a swap premium of $3.5 million on the termination of the related interest rate swap as a reduction to our loss on retirement of debt (see "-Significant Events"). Based on the unamortized premiums remaining on the terminated interest rate swaps, we expect to reduce our interest expense by $22.8 million in 2004.

OPERATING RESULTS

     QUARTER  ENDED  SEPTEMBER  30, 2004 COMPARED TO QUARTER ENDED SEPTEMBER 30,
2003

     Following is an analysis of our Transocean Drilling segment and TODCO segment operating results, as well as an analysis of income and expense categories that we have not allocated to our two segments.

Transocean Drilling Segment

                                                                Three Months Ended
                                                                   September 30,
                                                             ------------------------
                                                                2004         2003        Change     % Change
                                                             -----------  -----------  ----------  -----------
                                                             (In millions, except day amounts and percentages)

Operating days                                                    5,823        6,101        (278)         (5)%
Utilization (a)                                                      67%          71%        N/A          (6)%
Average dayrate (b)                                          $   90,700   $   89,000   $   1,700            2%

Contract drilling revenues                                   $    528.0   $    542.9   $   (14.9)         (3)%
Other revenues                                                     30.7         21.5         9.2           43%
                                                             -----------  -----------  ----------  -----------
                                                                  558.7        564.4        (5.7)         (1)%
Operating and maintenance expense                                 360.5        342.4        18.1            5%
Depreciation                                                      110.0        103.9         6.1            6%
Gain from sale of assets, net                                      (0.5)        (0.8)        0.3         (38)%
Gain from TODCO offerings                                        (129.4)           -      (129.4)          N/M
                                                             -----------  -----------  ----------  -----------
Operating income before general and administrative expense.  $    218.1   $    118.9   $    99.2           83%
                                                             ===========  ===========  ==========  ===========

_________________
"N/A"  means  not  applicable
"N/M"  means  not  meaningful

(a) Utilization is defined as the total actual number of revenue earning days as a percentage of the total number of calendar days in the period.
(b) Average dayrate is defined as contract drilling revenue earned per revenue earning day.

     This segment's contract drilling revenues decreased by approximately $17.0 million as a result of the strike in Norway and the Trident 20 and Jim Cunningham incidents in the third quarter of 2004. Excluding the impact of these items and the Deepwater Pathfinder and the Discoverer Enterprise, contract drilling revenues were also negatively impacted by approximately $26.0 million due to a slight decline in utilization and average dayrates. These decreases were partially offset by an approximate $29.0 million increase as a result of additional revenues from the Deepwater Pathfinder due to the consolidation of DD LLC late in the fourth quarter of 2003 and lower revenues in 2003 resulting from the Discoverer Enterprise riser incident during the second quarter of 2003 with no comparable activity for the same period in 2004. See "-Significant Events."

     Other revenues for the three months ended September 30, 2004 increased $9.2 million primarily due to a $12.2 million increase in integrated services revenue, partially offset by a decrease of $2.8 million in client reimbursable revenue and the absence of revenue from management fees in 2004 as a result of the consolidation of DD LLC late in the fourth quarter of 2003.

     The increase in this segment's operating and maintenance expenses of approximately $34.0 million resulted primarily from costs associated with higher property and indemnity insurance, integrated services, additional expenses related to the Deepwater Pathfinder as a result of the consolidation of DD LLC late in the fourth quarter of 2003 and the Trident 20 and Jim Cunningham incidents in 2004. Partially offsetting these increases were decreased operating and maintenance expenses of approximately $16.0 million related primarily to the settlement in 2004 of the Discoverer

Enterprise riser incident that occurred in May 2003, lower activity and the electrical fire on the Peregrine I in 2003 with no comparable activity in 2004. See "-Significant Events."

     The increase in this segment's depreciation expense resulted primarily from $5.7 million of additional depreciation expense related to the Deepwater Frontier and Deepwater Pathfinder as a result of the late December 2003 payoff of the synthetic lease financing arrangements by DDII LLC and DD LLC, respectively, which were consolidated late in the second and fourth quarters of 2003, respectively, and the Discoverer Enterprise purchase of tensioner system equipment.

TODCO Segment

                                                              Three Months Ended
                                                                September 30,
                                                           -----------  -----------
                                                              2004         2003        Change     % Change
                                                           -----------  -----------  ----------  -----------
                                                           (In millions, except day amounts and percentages)

Operating days                                                  2,839        2,808          31            1%
Utilization (a)                                                    44%          44%        N/A            -
Average dayrate (b)                                        $   27,800   $   19,300   $   8,500           44%

Contract drilling revenues                                 $     79.1   $     54.1   $    25.0           46%
Other revenues                                                   14.0          4.4         9.6           N/M
                                                           -----------  -----------  ----------  -----------
                                                                 93.1         58.5        34.6           59%
Operating and maintenance                                        72.4         60.6        11.8           19%
Depreciation                                                     23.9         22.9         1.0            4%
Gain from sale of assets, net                                    (0.8)        (0.1)       (0.7)          N/M
                                                           -----------  -----------  ----------  -----------
Operating loss before general and administrative expense   $     (2.4)  $    (24.9)  $    22.5         (90)%
                                                           ===========  ===========  ==========  ===========

_________________
"N/A" means not applicable
"N/M" means not meaningful

(a) Utilization is defined as the total actual number of revenue earning days as a percentage of the total number of calendar days in the period.
(b) Average dayrate is defined as contract drilling revenue earned per revenue earning day.

     This segment's contract drilling revenues increased by $25.0 million due primarily to an increase in average dayrates, which included the operations of three jackup rigs in Venezuela (THE 156) and Mexico (THE 205 and THE 206) after being transferred from the Gulf of Mexico during the fourth quarter of 2003.

     Other revenues for the three months ended September 30, 2004 increased $9.6 million due primarily to the consolidation of Delta Towing at December 31, 2003 and increased client reimbursable revenue.

     The increase in this segment's operating and maintenance expense was primarily due to $7.6 million of costs associated with the consolidation of Delta Towing at December 31, 2003 and $5.1 million of operating and maintenance expense associated with operating two jackup rigs in Mexico (THE 205 and THE
206) after being transferred from the Gulf of Mexico and compensation expense related to stock options and restricted stock as the result of the TODCO IPO. Partially offsetting the above increases were approximately $4.0 million of costs associated with a fire incident on inland barge Rig 20 and the inland barge Rig 62 well control incident in 2003 with no comparable activity in 2004.

     The increase in this segment's depreciation expense of $1.0 million resulted primarily from the consolidation of Delta Towing.

Total Company Results of Operations

                                           Three Months Ended
                                              September 30,
                                         ------------------------
                                            2004         2003       Change   % Change
                                         -----------  -----------  --------  ---------
                                                 (In millions, except % change)

General and Administrative Expense       $     15.2   $     21.2   $  (6.0)      (28)%
Other (Income) Expense, net
  Equity in earnings of joint ventures         (1.7)        (1.9)      0.2       (11)%
  Interest income                              (2.5)        (3.0)      0.5       (17)%
  Interest expense                             42.6         49.0      (6.4)      (13)%
  Other, net                                   (0.1)         0.2      (0.3)        N/M
Income Tax Expense                              6.3         17.3     (11.0)      (64)%
Minority Interest                               1.0          0.2       0.8         N/M

_________________________
"N/M" means not meaningful

     The decrease in general and administrative expense was primarily attributable to the recognition of $8.0 million in expenses relating to the TODCO IPO during the three months ended September 30, 2003, which had been deferred in previous periods. The decrease was partially offset by increases in professional fees related to compliance with the Sarbanes-Oxley Act effective for 2004.

     The decrease in interest expense was attributable to reductions in interest expense of $7.8 million associated with debt that was redeemed, retired or repurchased during or subsequent to the third quarter of 2003. Partially offsetting this decrease was the issuance of new debt subsequent to the third quarter of 2003, which resulted in an increase in interest expense of $1.2 million.

     We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. Income tax expense for the three months ended September 30, 2003 was $11.0 million higher than in the comparable period in 2004. Excluding other partially offsetting adjustments to our overall valuation allowance, which were included in the computation of the tax rate, the quarter ended September 30, 2004 included a reduction of approximately $14.0 million in the initial TODCO valuation allowance recorded in conjunction with the TODCO IPO associated with changes in our estimate of the ultimate utilization of the benefits from the tax sharing agreement with TODCO during 2004. Income tax expense was further reduced by approximately $6.0 million, which related to changes in estimates of prior year taxes. The income tax expense for the three months ended September 30, 2003 had no comparable adjustments. Partially offsetting these reductions was a catch-up of approximately $10.0 million in the three months ended September 30, 2004 compared to approximately $3.0 million in the same period for 2003, which resulted from an increase in the estimated annual effective tax rate for each of these periods.

     The increase in minority interest was primarily attributable to the minority interest owners' share of TODCO resulting from the TODCO offerings in 2004.

     NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

     Following is an analysis of our Transocean Drilling segment and TODCO segment operating results, as well as an analysis of income and expense categories that we have not allocated to our two segments.

Transocean Drilling Segment

                                                                Nine Months Ended
                                                                  September 30,
                                                             -----------------------
                                                                2004         2003       Change     % Change
                                                             -----------  ----------  ----------  -----------
                                                             (In millions, except day amounts and percentages)

Operating days                                                   17,555      17,870        (315)         (2)%
Utilization (a)                                                      68%         69%        N/A          (1)%
Average dayrate (b)                                          $   90,000   $  89,800   $     200           N/M

Contract drilling revenues                                   $  1,580.1   $ 1,605.5   $   (25.4)         (2)%
Other revenues                                                    109.3        70.1        39.2           56%
                                                             -----------  ----------  ----------  -----------
                                                                1,689.4     1,675.6        13.8            1%
Operating and maintenance expense                               1,031.8     1,013.8        18.0            2%
Depreciation                                                      326.4       311.9        14.5            5%
Impairment loss on long-lived assets                                -           5.2        (5.2)          N/M
Gain from sale of assets, net                                     (23.5)       (2.4)      (21.1)          N/M
Gain from TODCO offerings                                        (168.8)        -        (168.8)          N/M
                                                             -----------  ----------  ----------  -----------
Operating income before general and administrative expense   $    523.5   $   347.1   $   176.4           51%
                                                             ===========  ==========  ==========  ===========

_________________
"N/A"  means  not  applicable
"N/M"  means  not  meaningful

(a) Utilization is defined as the total actual number of revenue earning days as a percentage of the total number of calendar days in the period.
(b) Average dayrate is defined as contract drilling revenue earned per revenue earning day.

     This segment's contract drilling revenues decreased by approximately $22.0 million as a result of the strike in Norway and the Trident 20 and Jim Cunningham incidents in the third quarter of 2004. Excluding the impact of these items, the Deepwater Pathfinder and the Discoverer Enterprise, contract drilling revenues were also negatively impacted by approximately $105.0 million due to a slight decline in average dayrates that was partially offset by a slight improvement in utilization, compounded by the release of a provision of $3.3 million due to a favorable settlement of a contract dispute related to penalties on the Peregrine I during the first quarter of 2003 with no comparable benefit for the same period in 2004. Partially offsetting these decreases were revenues for the full nine months in 2004 on the Discoverer Enterprise, which was inactive for the latter part of the second quarter of 2003 due to a riser separation incident, and revenues from the consolidation of DDII LLC and DD LLC, which occurred late in the second and fourth quarters of 2003, respectively. Additionally, a labor strike in Nigeria and the Peregrine I electrical incident during the second quarter of 2003 negatively impacted revenues during 2003 with no comparable activity in 2004. These items resulted in a positive impact of approximately $105.0 million in 2004 over the prior year.

     Other revenues for the nine months ended September 30, 2004 increased $39.2 million primarily due to a $50.1 million increase in integrated services revenue, partially offset by a decrease of $11.5 million from client reimbursable revenue and the absence of revenue from management fees as a result of the consolidation of DDII LLC and DD LLC late in the second and fourth quarters, respectively, of 2003.

     This segment's operating and maintenance expenses increased by approximately $59.0 million primarily from costs associated with higher property and indemnity insurance, integrated services, additional expenses related to the Deepwater Pathfinder as a result of the consolidation of DD LLC late in the fourth quarter of 2003 and the Trident 20 and Jim Cunningham incidents in 2004. Expenses also increased approximately $9.0 million due to a loss on retirement and higher provisions for local tax matters in 2004. Additional increases of $6.7 million resulted from favorable litigation and turnkey settlements during 2003 with no comparable activity during 2004. Partially offsetting these increases were decreased operating and maintenance expenses of approximately $57.0 million primarily related to decreased activity, the settlement of the Discoverer Enterprise May 2003 riser incident, the favorable insurance settlement related to the Peregrine I riser incident, the favorable settlement of a turnkey dispute during 2004 and from costs incurred in 2003 related to the Peregrine I electrical incident with no comparable activity in 2004.

     The increase in this segment's depreciation expense resulted primarily from $13.9 million of additional depreciation expense related to the Deepwater Frontier and Deepwater Pathfinder as a result of the late December 2003 payoff of the synthetic lease financing arrangements by DDII LLC and DD LLC, respectively, which were consolidated late in the second and fourth quarters, respectively, of 2003 and the Discoverer Enterprise purchase of tensioner system equipment.

     During the nine months ended September 30, 2003, we recorded non-cash impairment charges in this segment of $5.2 million associated with the removal of two rigs from drilling service and the value assigned to leases on oil and gas properties that we intended to discontinue. The determination of fair market value was based on an offer from a potential buyer, in the case of the two rigs, and management's assessment of fair value, in the case of the leases on oil and gas properties, where third party valuations were not available.

     During the nine months ended September 30, 2004, this segment recognized net gains of $23.5 million related to the sale of the semisubmersible rig Sedco 602 and the sale of other assets. During the nine months ended September 30, 2003, this segment recognized net gains of $2.4 million related to the sale of the jackup rig RBF 160, the settlement of an insurance claim and the sale of other assets.

TODCO Segment

                                                              Nine Months Ended
                                                                September 30,
                                                           -----------------------
                                                              2004         2003       Change     % Change
                                                           -----------  ----------  ----------  -----------
                                                           (In millions, except day amounts and percentages)

Operating days                                                  7,865       8,348        (483)         (6)%
Utilization (a)                                                    41%         41%        N/A           N/M
Average dayrate (b)                                        $   26,600   $  18,400   $   8,200           45%

Contract drilling revenues                                 $    209.4   $   153.7   $    55.7           36%
Other revenues                                                   38.2        13.5        24.7           N/M
                                                           -----------  ----------  ----------  -----------
                                                                247.6       167.2        80.4           48%
Operating and maintenance                                       219.7       189.8        29.9           16%
Depreciation                                                     72.0        69.2         2.8            4%
Impairment loss on long-lived assets                                -        11.6       (11.6)          N/M
Gain from sale of assets, net                                    (5.4)       (0.5)       (4.9)          N/M
                                                           -----------  ----------  ----------  -----------
Operating loss before general and administrative expense   $    (38.7)  $  (102.9)  $    64.2         (62)%
                                                           ===========  ==========  ==========  ===========

_________________
"N/A" means not applicable
"N/M" means not meaningful

(a) Utilization is defined as the total actual number of revenue earning days as a percentage of the total number of calendar days in the period.
(b) Average dayrate is defined as contract drilling revenue earned per revenue earning day.

     This segment's contract drilling revenues increased by $55.7 million due to an increase in average dayrates, which included the operations of three jackup rigs in Venezuela (THE 156) and Mexico (THE 205 and THE 206) after being transferred from the Gulf of Mexico during the fourth quarter of 2003.

     Other revenues for the nine months ended September 30, 2004 increased $24.7 million due primarily to the consolidation of Delta Towing at December 31, 2003 and increased client reimbursable revenue.

     The increase in this segment's operating and maintenance expense was primarily due to $19.5 million of costs associated with the consolidation of Delta Towing at December 31, 2003, $13.1 million of operating and maintenance expense related to the operations of three jackup rigs in Venezuela (THE 156) and Mexico (THE 205 and THE 206) after being transferred from the Gulf of Mexico and $10.7 million of higher compensation expense related to stock option and restricted stock grants as the result of the TODCO IPO. Partially offsetting the above increases were decreases primarily due to approximately $11.0 million of costs associated with the fire incident on inland barge Rig 20 and the well control incident on inland barge Rig 62 during 2003 with no comparable activity during 2004.

     The increase in this segment's depreciation expense of $2.8 million resulted primarily from additional depreciation expense related to the consolidation of Delta Towing, partially offset by a reduction in depreciation resulting from the write down to fair market value of five jackup rigs removed from active drilling service in 2003.

     During the nine months ended September 30, 2003, we recorded non-cash impairment charges in this segment of $11.6 million associated with the removal of five jackup rigs from drilling service and the write down in the value of an investment in a joint venture to fair value. The determination of fair market value was based on third party valuations, in the case of the jackup rigs, and management's assessment of fair value, in the case of the investment in a joint venture, where third party valuations were not available.

     During the nine months ended September 30, 2004, this segment recognized net gains of $5.4 million primarily related to the sale of four marine support vessels by Delta Towing, as well as the sale of other assets and the settlement of an October 2000 insurance claim.

Total Company Results of Operations

                                                             Nine Months Ended
                                                               September 30,
                                                          -----------------------
                                                             2004         2003      Change   % Change
                                                          -----------  ----------  --------  ---------
                                                                   (In millions, except % change)

General and Administrative Expense                        $     44.3   $    50.0   $  (5.7)      (11)%
Other (Income) Expense, net
  Equity in earnings of joint ventures                          (7.7)       (7.3)     (0.4)         5%
  Interest income                                               (6.5)      (15.7)      9.2       (59)%
  Interest expense                                             132.6       154.4     (21.8)      (14)%
  Loss on retirement of debt                                    28.1        15.7      12.4         79%
  Impairment loss on note receivable from related party            -        21.3     (21.3)        N/M
  Other, net                                                    (0.4)        3.5      (3.9)        N/M
Income Tax Expense                                              74.2         8.3      65.9         N/M
Minority Interest                                               (5.4)        0.3      (5.7)        N/M

_________________________
"N/M" means not meaningful

     The decrease in general and administrative expense was primarily attributable to the recognition of $8.0 million in expenses relating to the TODCO IPO during 2003, partially offset by costs related to compliance with the Sarbanes-Oxley Act effective for 2004.

     Equity in earnings of joint ventures increased $6.6 million primarily related to our 50 percent share of earnings from Overseas Drilling Limited, which owns the drillship Joides Resolution, combined with the absence of our share of losses from Delta Towing in the nine months ended September 30, 2003 due to the consolidation of the joint venture at December 31, 2003 as a result of the adoption of FIN 46. Offsetting these increases was a decrease in equity in earnings of $6.2 million related to our consolidation of DD LLC and DDII LLC in 2003, which resulted from the completion of the buyout of ConocoPhillips' share of the joint ventures.

     The decrease in interest income was primarily related to a decrease in average cash balances for 2004 compared to 2003 as cash was utilized for debt reduction and capital expenditures, which resulted in a reduction of interest income of $5.5 million. Additional decreases resulted from the absence in 2004 of $3.3 million of interest earned in 2003 on the notes receivable from Delta Towing, which was consolidated at December 31, 2003 as a result of the adoption of FIN 46.

     The decrease in interest expense was attributable to reductions in interest expense of $32.3 million associated with debt that was redeemed, retired or repurchased during or subsequent to the nine months ended September 30, 2003. Partially offsetting these decreases was the termination of our fixed to floating interest rate swaps in the first quarter of 2003, which resulted in a net increase in interest expense of $4.6 million (see "-Derivative Instruments") and the issuance of new debt subsequent to the nine months ended September 30, 2003, which resulted in an increase in interest expense of $4.8 million. In addition, we received a refund of interest from a taxing authority that resulted in a reduction of interest expense of $0.8 million in the nine months ended September 30, 2003, with no comparable activity for the same period in 2004.

     During the nine months ended September 30, 2004, we recognized a $28.1 million loss related to the redemption of $289.8 million aggregate principal amount outstanding 9.5% Senior Notes due December 2008 (see "-Significant Events"). During the nine months ended September 30, 2003, we recognized a $15.7 million loss related to the repurchase of $838.6 million aggregate principal amount of our Zero Coupon Convertible Debentures due May 2020 and the repurchase and retirement of the $50.0 million principal amount 9.41% Nautilus Class A2 Notes due May 2005.

     During the nine months ended September 30, 2003, we recognized a $21.3 million impairment loss on our notes receivable from Delta Towing.

     We recognized a $3.6 million favorable change in other, net relating to the effect of foreign currency exchange rate changes on our monetary assets and liabilities denominated in non-U.S. currencies, partially offset by proceeds received from the sale of a patent with no comparable activity for the same period in 2004.

     We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. Income tax expense for the nine months ended September 30, 2004 was $65.9 million higher than in the same period in 2003. Excluding other partially offsetting adjustments to our overall valuation allowance, which were included in the computation of the tax rate, the nine months ended September 30, 2004 included a valuation allowance of approximately $17.0 million related to the TODCO IPO (see "-Significant Events"). Income tax expense was reduced by approximately $6.0 million, which related to changes in estimates of prior year taxes. The nine months ended September 30, 2003 included the impact of an approximate $15.0 million foreign tax benefit attributed to a favorable resolution of a non-U.S. income tax liability and income tax benefits of approximately $13.0 million resulting from non-cash impairments and loss on debt retirements. The estimated annual effective tax rate was 1.4 percentage points higher for the nine months ended September 30, 2004 compared to the same period in 2003, which further contributed to the higher income tax expense in 2004 compared to 2003.

     The increase in minority interest was primarily attributable to the minority interest owners' share of TODCO resulting from the TODCO offerings in 2004.

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

     For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes to these policies during the nine months ended September 30, 2004. These policies require significant judgments and estimates used in the preparation of our consolidated financial statements. Management has discussed each of these critical accounting policies and estimates with the Audit Committee of the Board of Directors.

SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002

     The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of the company's internal controls over financial reporting. In addition, the company's independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for the year ending December 31, 2004.

     We are engaged in a significant effort to document and evaluate our internal controls over financial reporting, including assessing and documenting the adequacy of our internal controls, taking steps to enhance controls and testing that the controls are operating as designed. We are also working with our independent registered public accounting firm in an effort to ensure that they have sufficient time to perform the work necessary to issue their report. Based on our evaluation of the status of our documentation and testing completed to date and discussions with our independent registered public accounting firm, we believe we are well behind in our assessment process. Consequently, there is a significant risk that (i) we will not complete our assessment of the effectiveness of our internal controls over financial reporting within the required timeframe, (ii) our independent registered public accounting firm will not have sufficient time to attest to and report on our assessment, or (iii) our reports could indicate that material weaknesses in our internal controls exist. We cannot predict what impact, if any, these possible events will have on us since such assessment and reporting under Sarbanes-Oxley Act Section 404 have not previously been required.

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

     Due to an increase in the number of retirements, including the retirement of an executive officer, and expected retirements in the fourth quarter of 2004, we have revised our estimated contributions for 2004. We expect to contribute approximately $14.0 million, a $4 million increase from amounts previously disclosed, to our defined benefit pension plans in 2004. Such contributions will be funded from our cash flows from operations. As of September 30, 2004, $10.2 million in contributions have been made to the defined benefit pension plans.

     Net periodic benefit cost for these defined benefit pension plans included the following components (in millions):

                                                Three Months Ended        Nine Months Ended
                                                   September 30,            September 30,
                                             ------------------------  -----------------------
                                                2004         2003         2004         2003
                                             -----------  -----------  -----------  ----------
COMPONENTS OF NET PERIODIC BENEFIT COST (A)
  Service cost                               $      4.7   $      4.2   $     12.5   $    12.5
  Interest cost                                     4.1          4.8         12.4        14.0
  Expected return on plan assets                   (4.9)        (4.9)       (14.6)      (14.7)
  Amortization of transition obligation             0.1            -          0.2         0.2
  Amortization of prior service cost               (0.9)         0.3         (0.6)        1.0
  Recognized net actuarial losses                   1.5          0.1          2.8         0.3
  SFAS 88 settlements/curtailments                    -         (0.8)           -        (0.8)
                                             -----------  -----------  -----------  ----------
    Benefit cost                             $      4.6   $      3.7   $     12.7   $    12.5
                                             ===========  ===========  ===========  ==========

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

                                                Three Months Ended       Nine Months Ended
                                                   September 30,           September 30,
                                             -----------------------  -----------------------
                                                2004         2003        2004         2003
                                             -----------  ----------  -----------  ----------
COMPONENTS OF NET PERIODIC BENEFIT COST (A)
  Service cost                               $      0.3   $      0.4  $      0.8   $     1.4
  Interest cost                                     0.5          0.9         1.6         2.6
  Amortization of prior service cost               (0.6)         0.1        (1.7)        0.3
  Recognized net actuarial losses                   0.3          0.4         1.1         1.0
  SFAS 88 settlements/curtailments                    -            -           -        (0.6)
                                             -----------  ----------  -----------  ----------
    Benefit cost                             $      0.5   $      1.8  $      1.8   $     4.7
                                             ===========  ==========  ===========  ==========

______________
(a)  Amounts are before income tax effect.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act") was signed into law. The Medicare Act introduced two new features to Medicare that employers must consider in determining the effect of the Medicare Act on their accumulated postretirement benefit obligation (''APBO'') and net periodic post retirement benefit cost: (i) a subsidy based on 28 percent of an individual beneficiary's annual prescription drug costs between $250 and $5,000, and (ii) the opportunity for a retiree to obtain a prescription drug benefit under Medicare that is at least actuarially equivalent to Medicare Part D.

     In May 2004, the FASB staff issued FASB Staff Position ("FSP") 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. We adopted FSP 106-2, effective July 1, 2004, accounting for these new features in the Medicare Act prospectively as an actuarial gain to be amortized into income over the average remaining service period of the plan participants. The adoption of these requirements did not have a material impact on our condensed consolidated financial position or results of operations for the three or nine months ended September 30, 2004.

SALE/LEASEBACK  TRANSACTION

     We lease the drillship M. G. Hulme, Jr. from Deep Sea Investors, L.L.C., a special purpose entity formed by several leasing companies to acquire the rig from one of our subsidiaries in November 1995 in a sale/leaseback transaction. We are obligated to pay rent of approximately $13 million per year through November 2005. At the termination of the lease, we may purchase the rig for a maximum amount of approximately $35.7 million, and we intend to exercise our purchase option. Effective September 2002, the lease neither requires that collateral be maintained nor contains any credit rating triggers.

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

     In September 2004, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share ("EITF 04-08"), which is effective for reporting periods ending after December 15, 2004 (December 31, 2004 for calendar year companies). Contingently convertible instruments within the scope of this EITF are instruments that contain conversion features that are contingently convertible or exercisable based on (a) a market price trigger or (b) multiple contingencies if one of the contingencies is a market price trigger for which the instrument may be converted or share settled based on meeting a specified market condition. The EITF requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. In addition, prior period earnings per share amounts presented for comparative purposes must be restated. The EITF would not have had an effect on our diluted earnings per share for the years ended December 31, 2003, 2002 and 2001, the nine months ended September 30, 2004 or for the three and nine months ended September 30, 2003. For the three months ended September 30, 2004, diluted earnings per share would have been reduced by $0.01. We will adopt EITF 04-08 as of December 31, 2004 and do not expect adoption to have a material effect on our earnings per share for the year then ending.

FORWARD-LOOKING INFORMATION

     The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that we or management "anticipates," "believes," "budgets," "estimates," "expects," "forecasts," "intends," "plans," "predicts," or "projects" a particular result or course of events, or that such result or course of events "could," "might," "may," "scheduled" or "should" occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this quarterly report include, but are not limited to, statements involving contract commencements, revenues, expenses, commodity prices, customer drilling programs, supply and demand, utilization rates, dayrates, planned shipyard projects and rig mobilizations, expected downtime, future activity in the deepwater, mid-water and the shallow and inland water market segments, market outlook for our various geographical operating sectors, effects of increases in utilization in the U.S. Gulf of Mexico market sector, rig classes and business segments, plans to dispose of our remaining interest in TODCO, the valuation allowance for deferred net tax assets of TODCO, the write-off of TODCO deferred tax assets and related contractual receivables, intended reduction of debt, planned asset sales, timing of asset sales, including the Sedco 600, proceeds from asset sales, the effect and duration of the Norway strike, the effect of the Trident 20 fire and the Jim Cunningham well control incident, our effective tax rate, the purchase of the M.G. Hulme, Jr., changes in tax laws, treaties and regulations, our Sarbanes-Oxley Section 404 process, our other expectations with regard to market outlook, operations in international markets, expected capital expenditures, results and effects of legal proceedings and governmental audits and assessments, adequacy of insurance, liabilities for tax issues, liquidity, cash flow from operations, adequacy of cash flow for our obligations, effects of accounting changes, pension plan contributions and the timing and cost of completion of capital projects. Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to, those described in "Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2003, the adequacy of sources of liquidity, the effect and results of litigation, audits and contingencies and other factors discussed in this annual report and in our other filings with the SEC, which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST  RATE  RISK

     Our exposure to market risk for changes in interest rates relates primarily to our long-term and short-term debt obligations. The table below presents scheduled debt maturities and related weighted-average interest rates for each of the 12-month periods ending September 30 relating to debt obligations as of September 30, 2004. Weighted-average variable rates are based on the London Interbank Offered Rate in effect at September 30, 2004, plus applicable margins.

     At  September  30,  2004  (in  millions, except interest rate percentages):

                                                  Scheduled Maturity Date (a) (b)                     Fair Value
                            ------------------------------------------------------------------------  -----------
                                2005       2006     2007     2008     2009    Thereafter     Total     09/30/04
                            ------------  -------  -------  -------  ------  ------------  ---------  -----------
Total debt
  Fixed Rate                $  381.5      $400.4   $100.0   $269.0   $10.2   $   1,750.0   $2,911.1   $   3,253.1
    Average interest rate        6.8%        1.5%     7.5%     6.7%    9.5%          7.2%       6.3%
  Variable Rate             $    0.7      $    -   $    -   $    -   $50.0   $         -   $   50.7   $      50.7
    Average interest rate       17.0%(c)       -        -        -     2.3%            -        2.6%

__________________________
(a) Maturity dates of the face value of our debt assume the put options on 1.5% Convertible Debentures, 7.45% Notes and the Zero Coupon Convertible
     Debentures will be exercised in May 2006, April 2007 and May 2008, respectively.
(b)  Expected  maturity  amounts  are  based  on  the  face  value  of  debt.
(c) Reflects line of credit used in Venezuela by TODCO at Venezuelan interest rates customary for similar agreements.

     At September 30, 2004, we had $50.7 million of variable rate debt at face value (1.7 percent of total debt at face value). This variable rate debt represented revolving credit bank debt. Given outstanding amounts as of that date, a one percent rise in interest rates would result in an additional $0.5 million in interest expense per year. Offsetting this, a large part of our cash investments would earn commensurately higher rates of return. Using September 30, 2004 cash investment levels, a one percent increase in interest rates would result in approximately $7.0 million of additional interest income per year.

FOREIGN EXCHANGE RISK

     Our international operations expose us to foreign exchange risk. We use a variety of techniques to minimize the exposure to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies typically have not had a material impact on overall results. In situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts or spot purchases, may be used to mitigate foreign currency risk. We do not enter into derivative transactions for speculative purposes. At September 30, 2004, we had no open foreign exchange derivative contracts.

ITEM 4. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     Pursuant to our efforts relating to Section 404 of the Sarbanes-Oxley Act, we have made certain changes to our internal controls over financial reporting during the most recently ended quarter that we believe better align these controls to the Section 404 requirements. However, there were no changes in these internal controls during this quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Several of our subsidiaries have been named, along with other defendants, in several complaints that have been filed in the Circuit Courts of the State of Mississippi involving over 700 persons that allege personal injury arising out of asbestos exposure in the course of their employment by some of these defendants between 1965 and 1986. The complaints also name as defendants certain of TODCO's subsidiaries to whom we may owe indemnity and other unaffiliated defendant companies, including companies that allegedly manufactured drilling related products containing asbestos that are the subject of the complaints. The number of unaffiliated defendant companies involved in each complaint ranges from approximately 20 to 70. The complaints allege that the defendant drilling contractors used those asbestos-containing products in offshore drilling operations, land based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability, and claims authorized under the Jones Act. The plaintiffs seek, among other things, awards of unspecified compensatory and punitive damages. Based on a recent decision of the Mississippi Supreme Court, we anticipate that the trial courts may grant motions requiring each plaintiff to name the specific defendant or defendants against whom such plaintiff makes a claim and the time period and location of asbestos exposure so that the cases may be properly severed. We have not yet had an opportunity to conduct any discovery nor have we been able to determine the number of plaintiffs, if any, that were employed by our subsidiaries or otherwise have any connection with our drilling operations. We intend to defend ourselves vigorously and, based on the limited information available to us at this time, we do not expect the ultimate outcome of these lawsuits to have a material adverse effect on our business or consolidated financial position.

     The Indian Customs Department, Mumbai, filed a "show cause notice" against one of our subsidiaries and various third parties in July 1999. The show cause notice alleged that the initial entry into India in 1988 and other subsequent movements of the Trident II jackup rig operated by the subsidiary constituted imports and exports for which proper customs procedures were not followed and sought payment of customs duties of approximately $31 million based on an alleged 1998 rig value of $49 million, plus interest and penalties, and confiscation of the rig. In January 2000, the Customs Department issued its order, which found that we had imported the rig improperly and intentionally concealed the import from the authorities, and directed us to pay a redemption fee of approximately $3 million for the rig in lieu of confiscation and to pay penalties of approximately $1 million in addition to the amount of customs duties owed. In February 2000, we filed an appeal with the Customs, Excise and Gold (Control) Appellate Tribunal ("CEGAT") together with an application to have the confiscation of the rig stayed pending the outcome of the appeal. In March 2000, the CEGAT ruled on the stay application, directing that the confiscation be stayed pending the appeal. The CEGAT issued its opinion on our appeal on February 2, 2001, and while it found that the rig was imported in 1988 without proper documentation or payment of duties, the redemption fee and penalties were reduced to less than $0.1 million in view of the ambiguity surrounding the import practice at the time and the lack of intentional concealment by us. The CEGAT further sustained our position regarding the value of the rig at the time of import as $13 million and ruled that subsequent movements of the rig were not liable to import documentation or duties in view of the prevailing practice of the Customs Department, thus limiting our exposure as to custom duties to approximately $6 million. Following the CEGAT order, we tendered payment of redemption, penalty and duty in the amount specified by the order by offset against a $0.6 million deposit and $10.7 million guarantee previously made by us. The Customs Department attempted to draw the entire guarantee, alleging the actual duty payable is approximately $22 million based on an interpretation of the CEGAT order that we believe is incorrect. This action was stopped by an interim ruling of the High Court, Mumbai on writ petition filed by us. We and the Customs Department both filed appeals with the Supreme Court of India against the order of the CEGAT, and both appeals have been admitted. The Supreme Court has recently dismissed the Customs Department appeal and affirmed the CEGAT order but the Customs Department has not agreed with our interpretation of that order. We and our customer agreed to pursue and obtained the issuance of documentation from the Ministry of Petroleum that, if accepted by the Customs Department, would reduce the duty to nil. The agreement with the customer further provided that if this reduction was not obtained by the end of 2001, our customer would pay the duty up to a limit of $7.7 million. The Customs
Department did not accept the documentation or agree to refund the duties already paid. We are pursuing our remedies against the Customs Department and our customer. We do not expect, in any event, that the ultimate liability, if any, resulting from the matter will have a material adverse effect on our business or consolidated financial position.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                   ISSUER PURCHASES OF EQUITY SECURITIES

                                                       (c) TOTAL NUMBER OF       (d) MAXIMUM NUMBER
                                                       SHARES PURCHASED AS     (OR APPROXIMATE DOLLAR
                (a) TOTAL NUMBER                         PART OF PUBLICLY    VALUE) OF SHARES THAT MAY
                    OF SHARES      (b) AVERAGE PRICE    ANNOUNCED PLANS OR     YET BE PURCHASED UNDER
    PERIOD        PURCHASED (1)      PAID PER SHARE        PROGRAMS (2)      THE PLANS OR PROGRAMS (2)
--------------  -----------------  ------------------  --------------------  --------------------------
July 2004                   3,325  $            28.61                   N/A                         N/A
August 2004                     -                   -                   N/A                         N/A
September 2004                  -                   -                   N/A                         N/A
                -----------------  ------------------  --------------------  --------------------------
Total                       3,325  $            28.61                   N/A                         N/A
                =================  ==================  ====================  ==========================

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

ITEM  5.  OTHER  INFORMATION

     Our independent registered public accounting firm, Ernst & Young LLP ("E&Y") recently notified us that certain non-audit services were performed in China for Transocean which could raise a question regarding their independence in their performance of audit services.

     E&Y's member firm in China performed certain tax compliance services for Transocean in 2000 and 2001 related to a contract for drilling services offshore China. In January 2001, we utilized E&Y's member firm in China to make a payment to the Chinese tax authorities of the relevant taxes on our behalf. The payment of these taxes involved E&Y's member firm having custody of company funds, which is not permitted under the SEC's auditor independence rules. We forwarded approximately $3,500 to the E&Y member firm in China for payment of these taxes of which approximately $350 of residual funds remained after payment was made. These funds were repaid to us in July 2004. No such services were performed subsequent to 2001.

     In response, we have performed an internal review of other payments to local tax authorities to determine if other instances have occurred by which an E&Y member firm made a payment to a local tax authority on our behalf after having taken possession of company funds to make such payments. We have identified other such instances that occurred during 2002 and 2003. During 2002, we provided approximately $39,000 to the E&Y member firm in Thailand for payment to the Thai tax office on our behalf of withholding taxes due. In addition, corporate income tax payments and local employee tax payments totaling approximately $369,000 were made by the E&Y member firm in Spain on our behalf to the Spanish tax authorities during 2002 after receiving the funds from us. During 2002 and 2003, we provided approximately $637,000 and $381,000, respectively, to an E&Y member firm in Egypt for payment of 2001 and 2002 corporate income taxes. In each of these cases, the E&Y member firm forwarded the funds to the local tax authorities on our behalf in accordance with our instructions. No such services were performed subsequent to 2003. In all instances, management believes that the fees paid to the E&Y member firms for these tax compliance services were reasonable and appropriate in light of the services performed.

     The Audit Committee and E&Y discussed E&Y's independence with respect to Transocean in light of the foregoing facts. E&Y, company management and the Audit Committee concluded that these occurrences did not, in their opinion, impair E&Y's independence with respect to the company.

Item 6. Exhibits

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

*10.1   Amendment No. 1 to Registration Rights Agreement dated September 7, 2004 between Transocean Inc. and
        TODCO (incorporated by reference to Exhibit 10.15 to TODCO's Registration Statement on Form S-1 (Reg.
        No. 333-117888))

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on November 8, 2004.

TRANSOCEAN  INC.



By:   /s/  Gregory  L.  Cauthen
     --------------------------
        Gregory  L.  Cauthen
        Senior  Vice  President  and  Chief  Financial  Officer
        (Principal  Financial  Officer)

By:   /s/  William  G.  Henderson
     ----------------------------
        William  G.  Henderson
        Vice  President  and  Controller
        (Principal  Accounting  Officer)