Form 10-K
period 2004-12-31
TRANSOCEAN INC
filed 2005-03-16
CIK 1083269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______.

Commission file number 333-75899

_________________
TRANSOCEAN INC.
(Exact name of registrant as specified in its charter)
_________________

Cayman Islands	66-0582307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Greenway Plaza	77046
Houston, Texas	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (713) 232-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Exchange on which registered
Ordinary Shares, par value $0.01 per share	New York Stock Exchange, Inc.

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

As of June 30, 2004, 320,819,763 ordinary shares were outstanding and the aggregate market value of such shares held by non-affiliates was approximately $9.3 billion (based on the reported closing market price of the ordinary shares on such date of $28.94 and assuming that all directors and executive officers of the Company are “affiliates,” although the Company does not acknowledge that any such person is actually an “affiliate” within the meaning of the federal securities laws). As of February 28, 2005, 324,073,235 ordinary shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004, for its 2004 annual general meeting of shareholders, are incorporated by reference into Part III of this Form 10-K.

TRANSOCEAN INC. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

PART I
ITEM 1. Business

Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells. As of February 28, 2005, we owned, had partial ownership interests in or operated 93 mobile offshore and barge drilling units. As of this date, our fleet included 32 High-Specification semisubmersibles and drillships (“floaters”), 24 Other Floaters, 26 Jackup Rigs and 11 Other Rigs.

Our mobile offshore drilling fleet is considered one of the most modern and versatile fleets in the world. Our primary business is to contract these drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. We specialize in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services. We also provide additional services, including integrated services. Our ordinary shares are listed on the New York Stock Exchange under the symbol “RIG.”

The discussion of our business excludes TODCO (together with its subsidiaries and predecessors, unless the context requires otherwise, “TODCO”), a publicly traded company and a former wholly-owned subsidiary in which we now have a 22 percent interest and account for under the equity method of accounting. See “—Background of Transocean.” TODCO’s results of operations are included in our consolidated financial statements until December 17, 2004, when TODCO was deconsolidated. Any discussion of our consolidated financial results through December 16, 2004 includes TODCO.

Transocean Inc. is a Cayman Islands exempted company with principal executive offices in the U.S. located at 4 Greenway Plaza, Houston, Texas 77046. Our telephone number at that address is (713) 232-7500.

Background of Transocean

In June 1993, the Company then known as “Sonat Offshore Drilling Inc.,” completed an initial public offering of approximately 60 percent of the outstanding shares of its common stock as part of its separation from Sonat Inc., and in July 1995 Sonat Inc. sold its remaining 40 percent interest in the Company through a secondary public offering. In September 1996, the Company acquired Transocean ASA, a Norwegian offshore drilling company, and changed its name to “Transocean Offshore Inc.” On May 14, 1999, we completed a corporate reorganization by which we changed our place of incorporation from Delaware to the Cayman Islands.

In December 1999, we completed our merger with Sedco Forex Holdings Limited (“Sedco Forex”), the former offshore contract drilling business of Schlumberger Limited (“Schlumberger”). Effective upon the merger, we changed our name to “Transocean Sedco Forex Inc.” On January 31, 2001, we completed our merger transaction (the “R&B Falcon merger”) with R&B Falcon Corporation (“R&B Falcon”). At the time of the merger, R&B Falcon operated a diverse global drilling rig fleet, consisting of drillships, semisubmersibles, jackup rigs and other units in addition to the Gulf of Mexico Shallow and Inland Water segment fleet. R&B Falcon and the Gulf of Mexico Shallow and Inland Water segment later became known as TODCO and the TODCO segment, respectively. In preparation for the initial public offering discussed below, we transferred all assets and businesses out of R&B Falcon that were unrelated to the Gulf of Mexico Shallow and Inland Water business. In May 2002, we changed our name to “Transocean Inc.”

In February 2004, we completed an initial public offering (the “TODCO IPO”) of common stock of TODCO in which we sold 13.8 million shares of TODCO class A common stock, representing 23 percent of TODCO’s total outstanding shares. In September 2004 and December 2004, respectively, we completed additional public offerings of TODCO common stock (respectively referred to as the “September TODCO Offering” and “December TODCO Offering” and, together with the TODCO IPO, the “TODCO Offerings”). We sold 17.9 million shares of TODCO class A common stock (30 percent of TODCO’s total outstanding shares) in the September TODCO Offering and 15.0 million shares of TODCO class A common stock (25 percent of TODCO’s total outstanding shares) in the December TODCO Offering. Prior to the December TODCO Offering, we held TODCO class B common stock, which was entitled to five votes per share (compared to one vote per share of TODCO class A common stock) and converted automatically into class A common stock upon any sale by us to a third party. In conjunction with the December TODCO Offering, we converted all of our remaining TODCO class B common stock not sold in the TODCO Offerings into shares of class A common stock. After the TODCO Offerings, we hold a 22 percent ownership and voting interest in TODCO, represented by 13.3 million shares of class A common stock.

We consolidated TODCO in our financial statements as a business segment through December 16, 2004 and that portion of TODCO that we did not own was reported as minority interest in our consolidated statements of operations and balance sheets. As a result of the conversion of the TODCO class B common stock into class A common stock, we no longer have a majority voting interest in TODCO and no longer consolidate TODCO in our financial statements but account for our remaining investment under the equity method of accounting.

Beginning December 17, 2004, we recorded our 22 percent interest in TODCO’s net income as equity in earnings in our consolidated statement of operations. Our current intention is to dispose of our remaining interest in TODCO, which could be achieved through a number of possible transactions including additional public offerings, open market sales, sales to one or more third parties, a spin-off to our shareholders, split-off offerings to our shareholders that would allow for the opportunity to exchange our ordinary shares for shares of TODCO class A common stock or a combination of these transactions.

For information about the revenues, operating income, assets and other information relating to our business segments and the geographic areas in which we operate, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 21 to our consolidated financial statements included in Item 8 of this report. For information about the risks and uncertainties relating to our business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.”

Drilling Fleet

We principally use three types of drilling rigs:

•	drillships;

•	semisubmersibles; and

•	jackups.

Also included in our fleet are barge drilling rigs, tenders, a mobile offshore production unit and a platform drilling rig.

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

As of February 28, 2005, our fleet of 93 rigs included:

•	32 High-Specification Floaters, which are comprised of:
-	13 Fifth-Generation Deepwater Floaters;
-	15 Other Deepwater Floaters; and
-	four Other High-Specification Floaters;
•	24 Other Floaters;
•	26 Jackups; and
•	11 Other Rigs, which are comprised of:
-	four barge drilling rigs;
-	four tenders;
-	one platform drilling rig;
-	one mobile offshore production unit; and
-	one coring drillship.

As of February 28, 2005, our fleet was located in the U.S. Gulf of Mexico (13 units), Trinidad (one unit), Canada (one unit), Brazil (nine units), North Europe (17 units), the Mediterranean and Middle East (eight units), the Caspian Sea (one unit), Africa (14 units), India (11 units) and Asia and Australia (18 units).

We periodically review the use of the term “deepwater” in connection with our fleet. The term as used in the drilling industry to denote a particular segment of the market varies somewhat and continues to evolve with technological improvements. We generally view the deepwater market sector as that which begins in water depths of approximately 4,500 feet.

We categorize our fleet as follows: (i) “High-Specification Floaters” consisting of our “Fifth-Generation Deepwater Floaters,” “Other Deepwater Floaters” and “Other High-Specification Floaters,” (ii) “Other Floaters”, (iii) “Jackups,” and (iv) “Other Rigs.” Within our High-Specification Floaters category, we consider our Fifth-Generation Deepwater Floaters to be the semisubmersibles Deepwater Horizon, Cajun Express, Deepwater Nautilus, Sedco Energy and Sedco Express and the drillships Deepwater Discovery, Deepwater Expedition, Deepwater Frontier, Deepwater Millennium, Deepwater Pathfinder, Discoverer Deep Seas, Discoverer Enterprise, and Discoverer Spirit. These rigs were built in the last construction cycle (approximately 1996 - 2001) and have high-pressure mud pumps and a water depth capability of 7,500 feet or greater. The Other Deepwater Floaters are generally those other semisubmersible rigs and drillships that have a water depth capacity of at least 4,500 feet. The Other High-Specification Floaters, built as fourth-generation rigs in the mid to late 1980’s, are capable of drilling in harsh environments and have greater displacement than previously constructed rigs resulting in larger variable load capacity, more useable deck space and better motion characteristics. The Other Floaters category is generally comprised of those non-high-specification floaters with a water depth capacity of less than 4,500 feet. The Jackups category consists of our jackup fleet, and the Other Rigs category consists of other rigs that are of a different type or use. These categories reflect how we view, and how we believe our investors and the industry generally view, our fleet, and reflect our strategic focus on the ownership and operation of premium high-specification floating rigs and jackups.

Drillships are generally self-propelled, shaped like conventional ships and are the most mobile of the major rig types. All of our drillships are dynamically positioned, which allows them to maintain position without anchors through the use of their onboard propulsion and station-keeping systems. Some of our drillships can also be operated in a moored configuration. Drillships typically have greater load capacity than early generation semisubmersible rigs. This enables them to carry more supplies on board, which often makes them better suited for drilling in remote locations where resupply is more difficult. However, drillships are typically limited to calmer water conditions than those in which semisubmersibles can operate. Our three Enterprise-class drillships are equipped for dual-activity drilling, which is a well-construction technology we developed and patented that allows for drilling tasks associated with a single well to be accomplished in a parallel rather than sequential manner by utilizing two complete drilling systems under a single derrick. The dual-activity well-construction process is designed to reduce critical path activity and improve efficiency in both exploration and development drilling.

Semisubmersibles are floating vessels that can be submerged by means of a water ballast system such that the lower hulls are below the water surface during drilling operations. These rigs are capable of maintaining their position over the well through the use of an anchoring system or a computer controlled dynamic positioning thruster system. Some semisubmersible rigs are self-propelled and move between locations under their own power when afloat on pontoons although most are relocated with the assistance of tugs. Typically, semisubmersibles are better suited for operations in rough water conditions than drillships. Our three Express-class semisubmersibles are equipped with the unique tri-act derrick, which was designed to reduce overall well construction costs and effectively integrate new technology.

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

Rigs described in the following tables as “operating” are under contract, including rigs being mobilized under contract. Rigs described as “warm stacked” are not under contract and may require the hiring of additional crew, but are generally ready for service with little or no capital expenditures and are being actively marketed. Rigs described as “cold stacked” are not being actively marketed on short or near term contracts, generally cannot be reactivated upon short notice and normally require the hiring of most of the crew, a maintenance review and possibly significant refurbishment before they can be reactivated. Our cold stacked rigs and some of our warm stacked rigs would require additional costs to return to service. The actual cost, which could fluctuate over time, is dependent upon various factors, including the availability and cost of shipyard facilities, cost of equipment and materials and the extent of repairs and maintenance that may ultimately be required. For some of these rigs, the cost could be significant. We would take these factors into consideration together with market conditions, length of contract and dayrate and other contract terms in deciding whether to return a particular idle rig to service. We may consider marketing some of our cold stacked rigs for alternative uses, including as accommodation units, from time to time until drilling activity increases and we obtain drilling contracts for these units.

High-Specification Floaters (32)

The following tables provide certain information regarding our High-Specification fleet as of February 28, 2005:

		Year	Water	Drilling
		Entered	Depth	Depth
		Service/	Capacity	Capacity			Estimated
Name	Type	Upgraded(a)	(in feet)	(in feet)	Location	Customer	Expiration (b)
Fifth-Generation Deepwater Floaters (13)
Deepwater Discovery (c)	HSD	2000	10,000	30,000	Ivory Coast	Vanco	March 2005
Deepwater Expedition (c)	HSD	1999	10,000	30,000	Brazil	Petrobras	October 2005
Deepwater Frontier (c)	HSD	1999	10,000	30,000	Brazil	Petrobras	March 2006
Deepwater Millennium (c)	HSD	1999	10,000	30,000	U.S. Gulf	Anadarko	June 2005
					U.S. Gulf	Anadarko	December 2005
Deepwater Pathfinder (c)	HSD	1998	10,000	30,000	Nigeria	Devon	April 2006
Discoverer Deep Seas (c) (f)	HSD	2001	10,000	35,000	U.S. Gulf	ChevronTexaco	January 2006
					U.S. Gulf	ChevronTexaco	January 2007
Discoverer Enterprise (c) (f)	HSD	1999	10,000	35,000	U.S. Gulf	BP	December 2007
Discoverer Spirit (c) (f)	HSD	2000	10,000	35,000	U.S. Gulf	Unocal	September 2005
					U.S. Gulf	Shell	March 2007
Deepwater Horizon (c)	HSS	2001	10,000	30,000	U.S. Gulf	BP	September 2005
Cajun Express (c) (g)	HSS	2001	8,500	35,000	U.S. Gulf	Dominion	May 2005
					U.S. Gulf	ChevronTexaco	June 2007
Deepwater Nautilus (d)	HSS	2000	8,000	30,000	U.S. Gulf	Shell	September 2005
					U.S. Gulf	Shell	September 2006
Sedco Energy (c) (g)	HSS	2001	7,500	25,000	Nigeria	ChevronTexaco	March 2005
Sedco Express (c) (g)	HSS	2001	7,500	25,000	Brazil	-	Shipyard
					Angola	BP	May 2008
Other Deepwater Floaters (15)
Deepwater Navigator (c)	HSD	2000	7,200	25,000	Brazil	Petrobras	March 2005
Discoverer 534 (c)	HSD	1975/1991	7,000	25,000	India	Reliance	March 2005
Discoverer Seven Seas (c)	HSD	1976/1997	7,000	25,000	India	ONGC	February 2007
Transocean Marianas	HSS	1979/1998	7,000	25,000	U.S. Gulf	Murphy	April 2005
					U.S. Gulf	BP	November 2005
Sedco 707 (c)	HSS	1976/1997	6,500	25,000	Brazil	Petrobras	November 2005
Jack Bates	HSS	1986/1997	5,400	30,000	Australia	Woodside	September 2005
Peregrine I (c)	HSD	1982/1996	5,200	25,000	Brazil	Cold stacked	-
Sedco 709 (c)	HSS	1977/1999	5,000	25,000	Ivory Coast	CNR	April 2005
M. G. Hulme, Jr. (e)	HSS	1983/1996	5,000	25,000	Nigeria	Warm stacked	-
Transocean Richardson	HSS	1988	5,000	25,000	Ivory Coast	CNR	December 2005
Jim Cunningham	HSS	1982/1995	4,600	25,000	Egypt	BG	August 2005
Transocean Leader	HSS	1987/1997	4,500	25,000	Norway	Statoil	February 2006
Transocean Rather	HSS	1988	4,500	25,000	U.K. North Sea	BP	October 2005
					U.K. North Sea	BP	December 2005
					U.K. North Sea	BP	February 2006
Sovereign Explorer	HSS	1984	4,500	25,000	Venezuela	Statoil	March 2005
					Trinidad	BG	August 2005
Sedco 710 (c)	HSS	1983/2001	4,500	25,000	Brazil	Petrobras	October 2006

Other High-Specification Floaters (4)
Henry Goodrich	HSS	1985	2,000	30,000	Canada	Terra Nova	August 2005
Paul B. Loyd, Jr.	HSS	1990	2,000	25,000	U.K. North Sea	BP	March 2005
					U.K. North Sea	BP	March 2007
Transocean Arctic	HSS	1986	1,650	25,000	Norwegian N. Sea	Statoil	March 2006
Polar Pioneer	HSS	1985	1,500	25,000	Norwegian N. Sea	Statoil	July 2006

_______________________________________
“HSD” means high-specification drillship.
“HSS” means high-specification semisubmersible.

(a)	Dates shown are the original service date and the date of the most recent upgrade, if any.
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
(e)
The M. G. Hulme, Jr. is leased from its owner, an unrelated third party, under an operating lease as a result of a sale/leaseback transaction in November 1995. We have exercised the purchase option to reacquire the rig in the fourth quarter of 2005 (see “―Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations―Acquisitions and Dispositions”).

(f)	Enterprise-class rig.
(g)	Express-class rig.

Other Floaters (24)

The following table provides certain information regarding our Other Floater drilling rigs as of February 28, 2005:

		Year	Water	Drilling
		Entered	Depth	Depth
		Service/	Capacity	Capacity			Estimated
Name	Type	Upgraded(a)	(in feet)	(in feet)	Location	Customer	Expiration (b)
Peregrine III (c)	OD	1976	4,200	25,000	U.S. Gulf	Cold stacked	-
Sedco 700	OS	1973/1997	3,600	25,000	Equatorial Guinea	Amerada Hess	January 2006
Transocean Amirante	OS	1978/1997	3,500	25,000	U.S. Gulf	ENI	August 2005
					U.S. Gulf	Remington	February 2006
Transocean Legend	OS	1983	3,500	25,000	Enroute to Singapore	Warm stacked	-
C. Kirk Rhein, Jr.	OS	1976/1997	3,300	25,000	U.S. Gulf	Cold stacked	-
Transocean Driller	OS	1991	3,000	25,000	Brazil	Petrobras	July 2006
Falcon 100	OS	1974/1999	2,400	25,000	U.S. Gulf	LLOG	July 2005
					U.S. Gulf	LLOG	January 2006
Sedco 703	OS	1973/1995	2,000	25,000	Australia	ENI	March 2005
					Australia	OMV	May 2005
Sedco 711	OS	1982	1,800	25,000	U.K. North Sea	Shell	December 2005
Transocean John Shaw	OS	1982	1,800	25,000	U.K. North Sea	Nexen	May 2005
					U.K. North Sea	KerrMcGee	August 2005
Sedco 714	OS	1983/1997	1,600	25,000	U.K. North Sea	BG	March 2005
					U.K. North Sea	BG	April 2005
					U.K. North Sea	BG	May 2005
					U.K. North Sea	ADTI	August 2005
Sedco 712	OS	1983	1,600	25,000	U.K. North Sea	Oilexco	March 2006
Actinia	OS	1982	1,500	25,000	India	Reliance	August 2005
Sedco 601	OS	1983	1,500	25,000	Indonesia	Santos	March 2005
					Indonesia	Santos	April 2005
					Indonesia	Santos	June 2005
					Indonesia	Santos	July 2005
Sedco 702	OS	1973/1992	1,500	25,000	Australia	Cold stacked	-
Sedneth 701	OS	1972/1993	1,500	25,000	Angola	ChevronTexaco	March 2005
Transocean Prospect	OS	1983/1992	1,500	25,000	U.K. North Sea	Cold stacked	-
Transocean Searcher	OS	1983/1988	1,500	25,000	Norwegian N. Sea	Statoil	May 2005
Transocean Winner	OS	1983	1,500	25,000	Norwegian N. Sea	Cold stacked	-
Transocean Wildcat	OS	1977/1985	1,300	25,000	U.K. North Sea	Cold stacked	-
Transocean Explorer	OS	1976	1,250	25,000	U.K. North Sea	Cold stacked	-
J. W. McLean	OS	1974/1996	1,250	25,000	U.K. North Sea	ConocoPhillips	August 2005
Sedco 704	OS	1974/1993	1,000	25,000	U.K. North Sea	Venture	March 2005
					U.K. North Sea	Venture	June 2006
Sedco 706	OS	1976/1994	1,000	25,000	U.K. North Sea	Total	September 2005

_______________________________________
“OD” means other drillship.
“OS” means other semisubmersible.

(a)	Dates shown are the original service date and the date of the most recent upgrade, if any.
(b)
Expiration dates represent our current estimate of the earliest date the contract for each rig is likely to expire. Some rigs have two or more contracts in continuation, so the last line shows the last expected termination date. Some contracts may permit the client to extend the contract.

(c)	Dynamically positioned.

Jackup Rigs (26)

The following table provides certain information regarding our Jackup Rig fleet as of February 28, 2005:

	Year Entered	Water Depth	Drilling Depth
	Service/	Capacity	Capacity			Estimated
Name	Upgraded(a)	(in feet)	(in feet)	Location	Customer	Expiration (b)
Trident IX	1982	400	21,000	Vietnam	JVPC	September 2005
				Vietnam	JVPC	September 2006
Trident 17	1983	355	25,000	Vietnam	Petronas Carigali	April 2006
Trident 20	2000	350	25,000	Caspian Sea	Petronas Carigali	July 2005
Harvey H. Ward	1981	300	25,000	Malaysia	Talisman	July 2005
J. T. Angel	1982	300	25,000	Indonesia	BP	October 2005
Roger W. Mowell	1982	300	25,000	Malaysia	Talisman	November 2005
Ron Tappmeyer	1978	300	25,000	India	ONGC	November 2006
D. R. Stewart	1980	300	25,000	Italy	ENI	March 2005
				Italy	ENI	March 2006
Randolph Yost	1979	300	25,000	India	ONGC	November 2006
C. E. Thornton	1974	300	25,000	India	ONGC	October 2007
F. G. McClintock	1975	300	25,000	India	ONGC	December 2007
Shelf Explorer	1982	300	25,000	Indonesia	Kodeco	July 2005
Transocean III	1978/1993	300	20,000	Egypt	Zeitco	July 2005
Transocean Nordic	1984	300	25,000	India	Reliance	March 2005
				India	ONGC	April 2007
Trident II	1977/1985	300	25,000	India	ONGC	May 2006
Trident IV-A	1980/1999	300	25,000	Egypt	IEOC	March 2005
				Italy	ENI	July 2005
Trident VIII	1981	300	21,000	Nigeria	Conoil	August 2005
				Nigeria	Conoil	January 2008
Trident XII	1982/1992	300	25,000	India	ONGC	November 2006
Trident XIV	1982/1994	300	20,000	Angola	ChevronTexaco	April 2005
Trident 15	1982	300	25,000	Thailand	Unocal	February 2006
Trident 16	1982	300	25,000	Thailand	ChevronTexaco	April 2005
George H. Galloway	1984	300	25,000	Italy	ENI	July 2005
Transocean Comet	1980	250	20,000	Egypt	GUPCO	October 2005
Transocean Mercury	1969/1998	250	20,000	Egypt	Geisum	May 2005
Trident VI	1981	220	21,000	India	Reliance	March 2005
				Vietnam	VSP	March 2006
Transocean Jupiter	1981/1997	170	16,000	United Arab Emirates	Cold stacked	-

______________________________
(a)	Dates shown are the original service date and the date of the most recent upgrade, if any.
(b)
Expiration dates represent our current estimate of the earliest date the contract for each rig is likely to expire. Some rigs have two or more contracts in continuation, so the last line shows the last expected termination date. Some contracts may permit the client to extend the contract.

Other Rigs

In addition to our floaters and jackups, we also own or operate several other types of rigs. These rigs include four drilling barges, four tenders, a platform drilling rig, a mobile offshore production unit and a coring drillship.

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

In recent years, there has been increased emphasis by oil companies on exploring for hydrocarbons in deeper waters. This is, in part, because of technological developments that have made such exploration more feasible and cost-effective. For this reason, water-depth capability is a key component in determining rig suitability for a particular drilling project. Another distinguishing feature in some drilling market sectors is a rig’s ability to operate in harsh environments, including extreme marine and climatic conditions and temperatures.

The deepwater and mid-water market sectors are serviced by our semisubmersibles and drillships. While the use of the term “deepwater” as used in the drilling industry to denote a particular sector of the market can vary and continues to evolve with technological improvements, we generally view the deepwater market sector as that which begins in water depths of approximately 4,500 feet and extends to the maximum water depths in which rigs are capable of drilling, which is currently approximately 10,000 feet. We view the mid-water market sector as that which covers water depths of about 300 feet to approximately 4,500 feet.

The global shallow water market sector begins at the outer limit of the transition zone and extends to water depths of about 300 feet. We service this sector with our jackups and drilling tenders. This sector has been developed to a significantly greater degree than the deepwater market sector because the shallower water depths have made it much more accessible than the deeper water market sectors.

The “transition zone” market sector is characterized by marshes, rivers, lakes, shallow bay and coastal water areas. We operate in this sector using our drilling barges located in West Africa and Southeast Asia.

Operating Revenues and Long-Lived Assets by Country

Operating revenues and long-lived assets by country are as follows (in millions):

	Years ended December 31,
	2004	2003	2002
Operating Revenues
United States	$856	$753	$753
Brazil	278	317	283
India	271	120	101
United Kingdom	209	212	346
Other Countries (a)	1,000	1,032	1,191
Total Operating Revenues	$2,614	$2,434	$2,674

	As of December 31,
	2004	2003
Long-Lived Assets
United States	$2,397	$3,209
Brazil	865	1,277
Nigeria	811	439
Other Countries (a)	2,932	3,085
Total Long-Lived Assets	$7,005	$8,010
______________________
(a)  Other countries represents countries in which we operate that individually had operating revenues or long-lived assets representing less than 10 percent of total operating revenues earned or total long-lived assets.

Integrated Services

From time to time, we provide well services in addition to our normal drilling services through third party contractors. We refer to these other services as integrated services. The work generally consists of individual contractual agreements to meet specific client needs and may be provided on either a dayrate or fixed price basis depending on the daily activity. As of March 1, 2005, we were performing such services in the North Sea and India. These integrated service revenues did not represent a material portion of our revenues for any period presented.

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

Significant Clients

During the past five years, we have engaged in offshore drilling for most of the leading international oil companies (or their affiliates), as well as for many government-controlled and independent oil companies. Major clients included BP, Shell, Petrobras, ChevronTexaco and ONGC. Our largest unaffiliated clients in 2004 were BP, Petrobras and ChevronTexaco, with each accounting for approximately 10 percent of our 2004 operating revenues. No other unaffiliated client accounted for 10 percent or more of our 2004 operating revenues. The loss of any of these significant clients could, at least in the short term, have a material adverse effect on our results of operations.

Regulation

Our operations are affected from time to time in varying degrees by governmental laws and regulations. The drilling industry is dependent on demand for services from the oil and gas exploration industry and, accordingly, is affected by changing tax and other laws generally relating to the energy business.

International contract drilling operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to the equipping and operation of drilling units, currency conversions and repatriation, oil and gas exploration and development, taxation of offshore earnings and earnings of expatriate personnel and use of local employees and suppliers by foreign contractors. Governments in some foreign countries are active in regulating and controlling the ownership of concessions and companies holding concessions, the exportation of oil and gas and other aspects of the oil and gas industries in their countries. In addition, government action, including initiatives by the Organization of Petroleum Exporting Countries (“OPEC”), may continue to cause oil price volatility. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil companies and may continue to do so.

In the U.S., regulations applicable to our operations include certain regulations controlling the discharge of materials into the environment and requiring the removal and cleanup of materials that may harm the environment or otherwise relating to the protection of the environment.

The U.S. Oil Pollution Act of 1990 (“OPA”) and related regulations impose a variety of requirements on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills. Few defenses exist to the liability imposed by OPA, and such liability could be substantial. Failure to comply with ongoing requirements or inadequate cooperation in a spill event could subject a responsible party to civil or criminal enforcement action.

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

The U.S. Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes liability without regard to fault or the legality of the original conduct on some classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of a facility where a release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at a particular site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. It is not uncommon for third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

Certain of the other countries in whose waters we are presently operating or may operate in the future have regulations covering the discharge of oil and other contaminants in connection with drilling operations.

Although significant capital expenditures may be required to comply with these governmental laws and regulations, such compliance to date has not materially adversely affected our earnings or competitive position.

Employees

We require highly skilled personnel to operate our drilling units. As a result, we conduct extensive personnel recruiting, training and safety programs. At January 31, 2005, we had approximately 8,600 employees and we also utilized approximately 2,200 persons through contract labor providers. As of such date, approximately 15 percent of our employees and contract labor worldwide worked under collective bargaining agreements, most of whom worked in Norway, U.K. and Nigeria. Of these represented individuals, 100 percent are working under agreements that are subject to salary negotiation in 2005. These negotiations could result in higher personnel expenses, other increased costs or increased operating restrictions.

Available Information

Our website address is www.deepwater.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. We make available on this website under “Investor Relations-Financial Reports,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission (“SEC”). The SEC also maintains a website at www.sec.gov  that contains reports, proxy statements and other information regarding SEC registrants, including us.

You may also find information related to our corporate governance, board committees and company code of ethics at our website. Among the information you can find there is the following:

•   Corporate Governance Guidelines;

•   Audit Committee Charter;

•   Corporate Governance Committee Charter;

•   Executive Compensation Committee Charter;

•   Finance and Benefits Committee Charter; and

•   Code of Ethics.

We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Ethics and any waiver from a provision of our Code of Ethics by posting such information in the Corporate Governance section of our website at www.deepwater.com.

ITEM 2. Properties

The description of our property included under “Item 1. Business” is incorporated by reference herein.

We maintain offices, land bases and other facilities worldwide, including our principal executive offices in Houston, Texas and regional operational offices in the U.S., France and Singapore. Our remaining offices and bases are located in various countries in North America, South America, the Caribbean, Europe, Africa, the Middle East, India and Asia. We lease most of these facilities.

ITEM 3. Legal Proceedings

Several of our subsidiaries have been named, along with other defendants, in several complaints that have been filed in the Circuit Courts of the State of Mississippi involving over 700 persons that allege personal injury arising out of asbestos exposure in the course of their employment by some of these defendants between 1965 and 1986. The complaints also name as defendants certain of TODCO's subsidiaries to whom we may owe indemnity and other unaffiliated defendant companies, including companies that allegedly manufactured drilling related products containing asbestos that are the subject of the complaints. The number of unaffiliated defendant companies involved in each complaint ranges from approximately 20 to 70. The complaints allege that the defendant drilling contractors used those asbestos-containing products in offshore drilling operations, land based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability, and claims authorized under the Jones Act. The plaintiffs seek, among other things, awards of unspecified compensatory and punitive damages. Based on a recent decision of the Mississippi Supreme Court, we anticipate that the trial courts may grant motions requiring each plaintiff to name the specific defendant or defendants against whom such plaintiff makes a claim and the time period and location of asbestos exposure so that the cases may be properly severed. We have not yet had an opportunity to conduct any discovery nor have we been able to determine the number of plaintiffs, if any, that were employed by our subsidiaries or otherwise have any connection with our drilling operations. We intend to defend ourselves vigorously and, based on the limited information available to us at this time, we do not expect the liability, if any, resulting from these actions to have a material adverse effect on our current consolidated financial position, results of operations and cash flows.

In 1990 and 1991, two of our subsidiaries were served with various assessments collectively valued at approximately $6.8 million from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services. We believe that neither subsidiary is liable for the taxes and have contested the assessments in the Brazilian administrative and court systems. We have received several adverse rulings by various courts with respect to a June 1991 assessment, which is valued at approximately $5.9 million. We are continuing to challenge the assessment, however, and have an action to stay execution of a related tax foreclosure proceeding. We have received a favorable ruling in connection with a disputed August 1990 assessment but the government has appealed that ruling. We also are awaiting a ruling from the Taxpayer's Council in connection with an October 1990 assessment. If our defenses are ultimately unsuccessful, we believe that the Brazilian government-controlled oil company, Petrobras, has a contractual obligation to reimburse us for municipal tax payments required to be paid by them. We do not expect the liability, if any, resulting from these assessments to have a material adverse effect on our current consolidated financial position, results of operations and cash flows.

The Indian Customs Department, Mumbai, filed a "show cause notice" against one of our subsidiaries and various third parties in July 1999. The show cause notice alleged that the initial entry into India in 1988 and other subsequent movements of the Trident II jackup rig operated by the subsidiary constituted imports and exports for which proper customs procedures were not followed and sought payment of customs duties of approximately $31 million based on an alleged 1998 rig value of $49 million, plus interest and penalties, and confiscation of the rig. In January 2000, the Customs Department issued its order, which found that we had imported the rig improperly and intentionally concealed the import from the authorities, and directed us to pay a redemption fee of approximately $3 million for the rig in lieu of confiscation and to pay penalties of approximately $1 million in addition to the amount of customs duties owed. In February 2000, we filed an appeal with the Customs, Excise and Gold (Control) Appellate Tribunal ("CEGAT") together with an application to have the confiscation of the rig stayed pending the outcome of the appeal. In March 2000, the CEGAT ruled on the stay application, directing that the confiscation be stayed pending the appeal. The CEGAT issued its order on our appeal on February 2, 2001, and while it found that the rig was imported in 1988 without proper documentation or payment of duties, the redemption fee and penalties were reduced to less than $0.1 million in view of the ambiguity surrounding the import practice at the time and the lack of intentional concealment by us. The CEGAT further sustained our position regarding the value of the rig at the time of import as $13 million and ruled that subsequent movements of the rig were not liable to import documentation or duties in view of the prevailing practice of the Customs Department, thus limiting our exposure as to custom duties to approximately $6 million. Although CEGAT did not grant us the benefit of a customs duty exemption due to the absence of required documentation, CEGAT left it open for our subsidiary to seek such documentation from the Ministry of Petroleum. Following the CEGAT order, we tendered payment of redemption, penalty and duty in the amount specified by the order by offset against a $0.6 million deposit and $10.7 million guarantee previously made by us. The Customs Department attempted to draw the entire guarantee, alleging the actual duty payable is approximately $22 million based on an interpretation of the CEGAT order that we believe is incorrect. This action was stopped by an interim ruling of the High Court, Mumbai on writ petition filed by us. We and the Customs Department both filed appeals with the Supreme Court of India against the order of the CEGAT, and both appeals were admitted. The Supreme Court has recently dismissed the Customs Department appeal and affirmed the CEGAT order but the Customs Department has not agreed with our interpretation of that order. We and our customer agreed to pursue and obtained the issuance of the required documentation from the Ministry of Petroleum that, if accepted by the Customs Department, would reduce the duty to nil. The Customs Department did not accept the documentation or agree to refund the duties already paid. We are pursuing our remedies against the Customs Department and our customer. We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our current consolidated financial position, results of operations and cash flows.

In October 2001, TODCO was notified by the U.S. Environmental Protection Agency ("EPA") that the EPA had identified a subsidiary as a potentially responsible party in connection with the Palmer Barge Line superfund site located in Port Arthur, Texas. Based upon the information provided by the EPA and a review of TODCO's internal records to date, TODCO disputes its designation as a potentially responsible party. Pursuant to the master separation agreement with TODCO, we are responsible and will indemnify TODCO for any losses TODCO incurs in connection with this action. We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our current consolidated financial position, results of operations and cash flows.

In August 2003, a judgment of approximately $9.5 million was entered by the Labor Division of the Provincial Court of Luanda, Angola, against us and one of our labor contractors, Hull Blyth, in favor of certain former workers on several of our drilling rigs. The workers were employed by Hull Blyth to work on several drilling rigs while the rigs were located in Angola. When the drilling contracts concluded and the rigs left Angola, the workers' employment ended. The workers brought suit claiming that they were not properly compensated when their employment ended. In addition to the monetary judgment, the Labor Division ordered the workers to be hired by us. We believe that this judgment is without sufficient legal foundation and have appealed the matter to the Angola Supreme Court. We further believe that Hull Blyth has an obligation to protect us from any judgment. We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our current consolidated financial position, results of operations and cash flows.

One of our subsidiaries is involved in an action with respect to customs penalties relating to the semisubmersible drilling rig Sedco 710. Prior to the Sedco Forex merger, this drilling rig, which was working for Petrobras in Brazil at the time, had been admitted into the country on a temporary basis under authority granted to a Schlumberger entity. Prior to the Sedco Forex merger, the drilling contract was moved to an entity that would become one of our subsidiaries. In early 2000, the drilling contract was extended for another year. On January 10, 2000, the temporary import permit granted to the Schlumberger entity expired, and renewal filings were not made until later that January. In April 2000, the Brazilian customs authorities cancelled the import permit and sought a penalty and assessment against the Schlumberger entity. The Schlumberger entity filed an action in the Brazilian federal court of Campos for the purpose of extending the temporary admission. Other proceedings were also initiated in order to secure the transfer of the temporary admission to our subsidiary. Ultimately, the court permitted the transfer to our entity but has not ruled that the temporary admission could be extended without the payment of a financial penalty. During the first quarter of 2004, the customs office renewed its efforts to collect a penalty and issued a second assessment for this penalty but has now done so against our subsidiary. The assessment is for approximately $61 million. We believe that the amount of the assessment, even if it were appropriate, should only be approximately $6 million and should in any event be assessed against the Schlumberger entity. We and Schlumberger are contesting our respective assessments. We have put Schlumberger on notice that we consider any assessment to be the responsibility of Schlumberger. We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our current consolidated financial position, results of operations and cash flows.

We are involved in various tax matters as described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Tax Matters."  We are also involved in a number of other lawsuits, all of which have arisen in the ordinary course of our business. We do not expect the liability, if any, resulting from these other lawsuits to have a material adverse effect on our current consolidated financial position, results of operations and cash flows. We cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending or threatened litigation. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management's current estimates.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matter to a vote of its security holders during the fourth quarter of 2004.

Executive Officers of the Registrant

		Age as of
Officer	Office	March 1, 2005
Robert L. Long	President and Chief Executive Officer	59
Jean P. Cahuzac	Executive Vice President and Chief Operating Officer	51
Eric B. Brown	Senior Vice President, General Counsel and Corporate Secretary	53
Gregory L. Cauthen	Senior Vice President and Chief Financial Officer	47
Steven L. Newman	Senior Vice President, Human Resources, Information Process Solutions and Treasury	40
David A. Tonnel	Vice President and Controller	35

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

Steven L. Newman is Senior Vice President of Human Resources, Information Process Solutions and Treasury. Mr. Newman served as Vice President of Performance and Technology of the Company from August 2003 until March 2005, at which time he assumed his current position. Mr. Newman served as Regional Manager, Asia Australia from May 2001 until August 2003. From December 2000 to May 2001, Mr. Newman served as Region Operations Manager of the Africa-Mediterranean Region of the Company. From April 1999 to December 2000, Mr. Newman served in various operational and marketing roles in the Africa-Mediterranean and U.K. region offices. Mr. Newman has been employed by the Company since 1994.

David A. Tonnel is Vice President and Controller of the Company. Mr. Tonnel served as Assistant Controller of the Company from May 2003 to February 2005, at which time he assumed his current position. Mr. Tonnel served as Finance Manager, Asia Australia Region from October 2000 to May 2003 and as Controller, Nigeria from April 1999 to October 2000. Mr. Tonnel joined the Company in 1996 after working for Ernst & Young in France as Senior Auditor.

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our ordinary shares are listed on the New York Stock Exchange (the “NYSE”) under the symbol “RIG.” The following table sets forth the high and low sales prices of our ordinary shares for the periods indicated as reported on the NYSE Composite Tape.

		Price
		High	Low

2003	First Quarter	$24.36	$19.87
	Second Quarter	25.90	18.40
	Third Quarter	22.43	18.50
	Fourth Quarter	24.85	18.49

2004	First Quarter	$31.94	$23.10
	Second Quarter	29.27	24.49
	Third Quarter	36.24	25.94
	Fourth Quarter	43.25	33.70

On February 28, 2005, the last reported sales price of our ordinary shares on the NYSE Composite Tape was $48.48 per share. On such date, there were 16,312 holders of record of our ordinary shares and 324,073,235 ordinary shares outstanding.

We paid quarterly cash dividends of $0.03 per ordinary share from the fourth quarter of 1993 to the second quarter of 2002. Any future declaration and payment of dividends will (i) depend on our results of operations, financial condition, cash requirements and other relevant factors, (ii) be subject to the discretion of the board of directors, (iii) be subject to restrictions contained in our revolving credit agreement and other debt covenants and (iv) be payable only out of our profits or share premium account in accordance with Cayman Islands law. As we approach our targeted debt levels, we will begin to explore alternative uses for our excess cash, which could include quarterly dividends or an extraordinary dividend, among other possibilities.

There is currently no reciprocal tax treaty between the Cayman Islands and the United States. Under current Cayman Islands law, there is no withholding tax on dividends.

We are a Cayman Islands exempted company. Our authorized share capital is $13,000,000, divided into 800,000,000 ordinary shares, par value $0.01, and 50,000,000 preference shares, par value $0.10, of which shares may be designated and created as shares of any other classes or series of shares with the respective rights and restrictions determined by action of our board of directors. On February 28, 2005, no preference shares were outstanding.

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

The foregoing description is a summary. This summary is not complete and is subject to the complete text of our memorandum and articles of association. For more information regarding our ordinary shares and our preference shares, see our Current Report on Form 8-K dated May 14, 1999 and our memorandum and articles of association. Our memorandum and articles of association are filed as exhibits to this annual report.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 2004	—	—	N/A	N/A
November 2004	—	—	N/A	N/A
December 2004	45	$42.51	N/A	N/A
Total	45	$42.51	N/A	N/A
_________________
(1)
The issuer purchase during the period covered by this report represents shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan to pay withholding taxes due upon vesting of a restricted share award.

(2)	In connection with the vesting of restricted share awards under our Long-Term Incentive Plan, we generally withhold shares to satisfy withholding taxes upon vesting.

ITEM 6. Selected Financial Data

The selected financial data as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 has been derived from the audited consolidated financial statements included elsewhere herein. The selected financial data as of December 31, 2002, 2001 and 2000, and for the years ended December 31, 2001 and 2000 has been derived from audited consolidated financial statements not included herein. The following data should be read in conjunction with “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data.”

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

We consolidated TODCO’s results of operations and financial condition in our consolidated financial statements through December 16, 2004. Immediately following the closing of the December TODCO Offering and in connection with the conversion of our remaining shares of TODCO’s class B common stock to TODCO’s class A common stock, our ownership and voting interest declined to approximately 22 percent. We deconsolidated TODCO effective December 17, 2004 and subsequently accounted for our investment in TODCO under the equity method of accounting.

	Years ended December 31,
	2004		2003		2002	2001	2000
	(In millions, except per share data)

Statement of Operations
Operating revenues		$2,614		$2,434	$2,674	$2,820	$1,230
Operating income (loss)		328		240	(2,310)	550	133
Income (loss) before cumulative effect of changes
in accounting principles		152		18	(2,368)	253	109
Income (loss) before cumulative effect of changes
in accounting principles per share
Basic		$0.47		$0.06	$(7.42)	$0.82	$0.52
Diluted		$0.47		$0.06	$(7.42)	$0.80	$0.51

Balance Sheet Data (at end of period)
Total assets		$10,758		$11,663	$12,665	$17,048	$6,359
Total debt		2,481		3,658	4,678	5,024	1,453
Total equity		7,393		7,193	7,141	10,910	4,004
Dividends per share	$	−	$	−	$0.06	$0.12	$0.12

Other Financial Data
Cash provided by operating activities		$604		$525	$939	$560	$196
Cash provided by (used in) investing activities		549		(445)	(45)	(26)	(493)
Cash provided by (used in) financing activities		(1,176)		(820)	(533)	285	166
Capital expenditures		127		494	141	506	575
Operating margin		13%		10%	N/M	20%	11%
_________________________
“N/M” means not meaningful due to loss on impairments of long-lived assets.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the information contained in the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data” elsewhere in this annual report.

Overview

Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, the “Company,” “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells. As of February 28, 2005, we owned, had partial ownership interests in or operated 93 mobile offshore and barge drilling units. As of this date, our fleet included 32 High-Specification semisubmersibles and drillships (“floaters”), 24 Other Floaters, 26 Jackup Rigs and 11 Other Rigs.

Our mobile offshore drilling fleet is considered one of the most modern and versatile fleets in the world. Our primary business is to contract these drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. We specialize in technically demanding segments of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services. We also provide additional services, including integrated services.

Key measures of our total company results of operations and financial condition are as follows:

	Years ended December 31,
	2004	2003	Change
	(In millions, except dayrates and percentages)
Average dayrate (a)	$71,300	$67,200	$4,100
Utilization (b)	58%	57%	N/A
Statement of Operations (c)
Operating revenue	$2,613.9	$2,434.3	$179.6
Operating and maintenance expense	1,726.3	1,610.4	115.9
Operating income	327.9	239.7	88.2
Net income	152.2	19.2	133.0
Balance Sheet Data (at end of period) (c)
Cash	451.3	474.0	(22.7)
Total Assets	10,758.3	11,662.6	(904.3)
Total Debt	2,481.5	3,658.1	(1,176.6)
______________________
“N/A” means not applicable.

(a)	Average dayrate is defined as contract drilling revenue earned per revenue earning day. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.
(b)	Utilization is the total actual number of revenue earning days as a percentage of the total number of calendar days in the period.
(c)
We consolidated TODCO’s (together with its subsidiaries and predecessors, unless the context requires otherwise, “TODCO,” a publicly traded company and a former wholly-owned subsidiary) results of operations and financial condition in our consolidated financial statements through December 16, 2004. We deconsolidated TODCO effective December 17, 2004 and subsequently accounted for our investment in TODCO under the equity method of accounting. See “―Significant Events.”

We begin 2005 with an improving outlook for our fleet, especially among our 13 Fifth-Generation Deepwater Floaters, where capacity constraints are visible for the next 12 to 24 months. As a result, the prospect for improving utilization and dayrates among our fleet of drillships, semisubmersibles and jackups is encouraging. We expect our industry to experience higher costs in 2005 relative to levels seen in the recent past, due in part to higher personnel costs required to support the increased level of offshore drilling activity, although we anticipate revenue increases to outpace these increased costs.

Our revenue and operating and maintenance expenses for the year ended December 31, 2004 increased from the prior year due to the current year effect of including the operations of the drillships Deepwater Pathfinder and Deepwater Frontier as a result of the 2003 acquisitions of the ownership interests in the Deepwater Drilling L.L.C. (“DD LLC”) and Deepwater Drilling II L.L.C. (“DDII LLC”) joint ventures and the subsequent payoff of the synthetic lease financing arrangements in late December 2003, as well as from increased integrated services provided to our clients in 2004. In 2003, the Discoverer Enterprise riser incident, an electrical fire on the Peregrine I and a labor strike and restructuring of a benefit plan in Nigeria negatively impacted revenues and operating and maintenance expense (see “—Historical 2003 compared to 2002—Significant Events”). In 2004, the Discoverer Enterprise operating and maintenance expense was partially reduced by an insurance settlement related to the riser incident (see “—Significant Events”). Adding to the increase in operating and maintenance expense were repairs resulting from a fire on the jackup rig Trident 20 and a well control incident on the semisubmersible rig Jim Cunningham that occurred in the third quarter of 2004 (see “―Significant Events”), while a well control incident on TODCO’s inland barge Rig 62 and a fire on TODCO’s inland barge Rig 20 negatively impacted operating and maintenance expense in 2003. Revenues were negatively impacted by suspended operations due to the strike in Norway (see “―Significant Events”), the fire on the Trident 20 and the well control incident on the semisubmersible rig Jim Cunningham, all of which occurred during the third quarter of 2004. Our year ended December 31, 2004 financial results included non-cash charges pertaining to losses on retirement of debt partially offset by the recognition of a gain on the sale of a semisubmersible rig. We also recognized gains on the TODCO initial public offering (“TODCO IPO”), a TODCO offering in September 2004 (the “September TODCO Offering”) and a TODCO offering in December 2004 (the “December TODCO Offering" and, together with the TODCO IPO and the September TODCO Offering, the “TODCO Offerings”). These gains were partially offset by a tax valuation allowance adjustment and stock option expense recorded in connection with the TODCO IPO, as well as a non-cash charge related to contingent amounts due from TODCO under the tax sharing agreement between us and TODCO (see “—Significant Events”). Cash decreased during the year ended December 31, 2004 primarily as a result of the early retirements of debt instruments resulting from our continued focus on debt reduction, partially offset by proceeds received from the TODCO Offerings and cash provided by operating activities.

Through December 16, 2004, our operations were aggregated into two reportable segments: (i) Transocean Drilling and (ii) TODCO. The Transocean Drilling segment consists of floaters, jackups and other rigs used in support of offshore drilling activities and offshore support services. The TODCO segment consisted of our interest in TODCO, which conducts jackup, drilling barge, land rig, submersible and other operations in the U.S. Gulf of Mexico and inland waters, Mexico, Trinidad and Venezuela. As a result of the deconsolidation of TODCO (see “―Significant Events”), we now operate in one business segment, the Transocean Drilling segment. We provide services with different types of drilling equipment in several geographic regions. The location of our rigs and the allocation of resources to build or upgrade rigs is determined by the activities and needs of our customers.

We categorize our fleet as follows: (i) “High-Specification Floaters” consisting of our “Fifth-Generation Deepwater Floaters,” “Other Deepwater Floaters” and “Other High-Specification Floaters,” (ii) “Other Floaters”, (iii) “Jackups,” and (iv) “Other Rigs.” Within our High-Specification Floaters category, we consider our Fifth-Generation Deepwater Floaters to be the semisubmersibles Deepwater Horizon, Cajun Express, Deepwater Nautilus, Sedco Energy and Sedco Express and the drillships Deepwater Discovery, Deepwater Expedition, Deepwater Frontier, Deepwater Millennium, Deepwater Pathfinder, Discoverer Deep Seas, Discoverer Enterprise, and Discoverer Spirit. These rigs were built in the last construction cycle (approximately 1996 - 2001) and have high-pressure mud pumps and a water depth capability of 7,500 feet or greater. The Other Deepwater Floaters are generally those other semisubmersible rigs and drillships that have a water depth capacity of at least 4,500 feet. The Other High-Specification Floaters, built as fourth-generation rigs in the mid to late 1980’s, are capable of drilling in harsh environments and have greater displacement than previously constructed rigs resulting in larger variable load capacity, more useable deck space and better motion characteristics. The Other Floaters category is generally comprised of those non-high-specification floaters with a water depth capacity of less than 4,500 feet. The Jackups category consists of this segment’s jackup fleet, and the Other Rigs category consists of other rigs that are of a different type or use. These categories reflect how we view, and how we believe our investors and the industry generally view, our fleet, and reflect our strategic focus on the ownership and operation of premium high-specification floating rigs and jackups.

Significant Events

Transocean Drilling Segment

Operational Incidents—In May 2003, we announced that a drilling riser had separated on our deepwater drillship Discoverer Enterprise and that the rig had temporarily suspended drilling operations for our customer. The rig resumed operations in July 2003 and we resolved a disagreement with our customer regarding the incident in early 2004, which had no significant effect on our results of operations. In June 2004, we finalized discussions with our insurers relating to an insurance claim for a portion of our losses stemming from this incident and received an insurance settlement during 2004, the majority of which was received in June 2004, which had a favorable effect on pre-tax earnings of $13.4 million.

In July 2004, members of the OFS, one of three unions representing offshore workers in Norway, called a strike on our semisubmersible units operating in the country. OFS called the strike after it was unable to reach an agreement with the Norwegian Shipowners Association, which represents rig owners in Norway. The strike affected the semisubmersible rigs Polar Pioneer, Transocean Searcher and Transocean Leader. The strike ended in late October 2004 following government intervention, and the Transocean Searcher and Transocean Leader resumed operations in the Norwegian sector of the North Sea in November 2004. The Polar Pioneer commenced operations in December 2004 following the completion of planned survey and upgrade work. Operating income would have been an estimated $9.0 million higher absent the labor strike. See “—Historical 2004 Compared to 2003.”

In July 2004, the jackup rig Trident 20 suffered damage resulting from a fire in the rig's engine room while operating offshore Turkmenistan in the Caspian Sea. The rig, which was under a three-well contract, was out of service a majority of the third and fourth quarters and returned to work in December 2004. Total repair, crew and other costs resulted in approximately $12.5 million of additional operating and maintenance expense. Operating income would have been an estimated $26.4 million higher absent the incident. See “—Historical 2004 Compared to 2003.”

In August 2004, the semisubmersible rig Jim Cunningham experienced a well control incident that resulted in a fire while operating offshore Egypt. The rig was out of service all of the fourth quarter and returned to work in February 2005. Repair, crew and other costs totaled approximately $12.0 million of which approximately $7.0 was incurred in 2004. Operating income would have been an estimated $14.4 million higher absent the incident. See “—Historical 2004 Compared to 2003.”

Asset Dispositions—In March 2004, we entered into an agreement to sell a semisubmersible rig, the Sedco 600, for net proceeds of approximately $25.0 million. At December 31, 2004, the rig was classified as an asset held for sale and included in other current assets in our consolidated balance sheet. We completed the sale of the rig in January 2005 for net proceeds of $24.9 million and expect to recognize a gain on the sale of $18.8 million in the first quarter of 2005.

In June 2004, we completed the sale of a semisubmersible rig, the Sedco 602, for net proceeds of approximately $28.0 million and recognized a gain of $21.7 million.

TODCO Segment

Delta Towing—As a result of the adoption of the Financial Accounting Standards Board’s (“FASB”) Interpretation (“FIN”) 46 and a determination that TODCO was the primary beneficiary for accounting purposes of TODCO’s joint venture, Delta Towing Holdings, LLC (“Delta Towing”); TODCO consolidated Delta Towing at December 31, 2003. Due to the consolidation of Delta Towing, operating revenue and operating and maintenance expense increased during the twelve months ended December 31, 2004 by $29.3 million and $24.5 million, respectively.

TODCO Offerings and Deconsolidation

In February 2004, we completed the TODCO IPO in which we sold 13.8 million shares of TODCO class A common stock representing 23 percent of TODCO’s total outstanding shares, at $12.00 per share. We received net proceeds of $155.7 million from the TODCO IPO and recognized a gain of $39.4 million, which had no tax effect, in the first quarter of 2004, and represented the excess of net proceeds received over the net book value of the TODCO shares sold in the TODCO IPO. TODCO was formerly known as R&B Falcon Corporation (“R&B Falcon”). Before the closing of the TODCO IPO, TODCO transferred to us all assets and businesses unrelated to TODCO’s business. R&B Falcon’s business was previously considerably broader than TODCO’s ongoing business.

As a result of the deconsolidation of TODCO from our other U.S. subsidiaries for U.S. federal income tax purposes in conjunction with the TODCO IPO, we established an initial valuation allowance in the first quarter of 2004 of approximately $31.0 million against the estimated deferred tax assets of TODCO in excess of its deferred tax liabilities, taking into account prudent and feasible tax planning strategies as required by the FASB’s Statement of Financial Accounting Standards (“SFAS”) 109, Accounting for Income Taxes. We adjusted the initial valuation allowance during the year to reflect changes in our estimate of the ultimate amount of TODCO’s deferred tax assets.

In conjunction with the closing of the TODCO IPO, TODCO granted restricted stock and stock options to certain of its employees under its long-term incentive plan and certain of these awards vested at the time of grant. In accordance with the provisions of SFAS 123, Accounting for Stock-Based Compensation, TODCO recognized compensation expense of $5.6 million in the first quarter of 2004 as a result of the immediate vesting of certain awards. TODCO amortized $4.6 million to compensation expense subsequent to the TODCO IPO and prior to our deconsolidation of TODCO from our consolidated financial statements at December 17, 2004. In addition, certain of TODCO’s employees held options that were granted prior to the TODCO IPO to acquire our ordinary shares. In accordance with the employee matters agreement, these options were modified, which resulted in the accelerated vesting of the options and the extension of the term of the options through the original contractual life. In connection with the modification of these options, TODCO recognized $1.5 million additional compensation expense in the first quarter of 2004.

In September 2004, we completed the September TODCO Offering, in which we sold 17.9 million shares of TODCO’s class A common stock, representing 30 percent of TODCO’s total outstanding shares, at $15.75 per share. We received net proceeds of $269.9 million from this offering and recognized a gain of $129.4 million, which had no tax effect, in the third quarter of 2004, and represented the excess of net proceeds received over the net book value of the TODCO shares sold in this offering.

In December 2004, we completed the December TODCO Offering in which we sold 15.0 million shares of TODCO’s class A common stock, representing 25 percent of TODCO’s total outstanding shares, at $18.00 per share. We received net proceeds of $258.0 million from this offering and recognized a gain of $140.0 million, which had no tax effect, in the fourth quarter of 2004, which represented the excess of net proceeds received over the net book value of the TODCO shares sold in this offering. In connection with this offering, we converted all of our remaining TODCO class B common stock not sold in this offering into shares of class A common stock. Each share of our TODCO class B common stock had five votes per share compared to one vote per share of the class A common stock. As a result of the conversion, our voting interest in TODCO is proportionate to our ownership interest.

As of December 31, 2004, we held a 22 percent interest in TODCO, represented by 13.3 million shares of class A common stock. We consolidated TODCO in our financial statements as a business segment through December 16, 2004, and that portion of TODCO that we did not own was reflected as minority interest in our consolidated statements of operations and balance sheets. We deconsolidated TODCO from our consolidated statements of operations and balance sheets effective December 17, 2004 and subsequently accounted for our investment in TODCO under the equity method of accounting. The deconsolidation was reflected in our December 31, 2004 consolidated balance sheet as a reduction to all assets, liabilities and minority interest with the exception of an increase to investments in and advances to unconsolidated subsidiaries. The following table reflects the increase (decrease) in each line item of our balance sheet at December 17, 2004 that resulted from the deconsolidation of TODCO (in millions):

Assets		Liabilities and Equity
Cash and cash equivalents (a)	$(68.6)	Accounts payable	$(20.3)
Accounts receivable, trade	(67.3)	Accrued income taxes	(14.9)
Materials and supplies, net	(4.1)	Debt due within one year	(8.2)
Deferred incomes taxes, net	(5.4)	Other current liabilities	(38.0)
Other current assets	(3.0)	Total current liabilities	(81.4)
Total current assets	(148.4)
		Long-term debt	(15.2)
Property and equipment	(921.0)	Deferred income taxes, net	(164.6)
Less accumulated depreciation	(350.2)	Other long-term liabilities	4.4
Property and equipment, net	(570.8)	Total long-term liabilities	(175.4)
Investment in and advances to unconsolidated subsidiaries	105.0
Other assets	(23.8)	Minority interest	(381.2)
Total assets	$(638.0)	Total liabilities and minority interest	$(638.0)
__________________________
(a) Included in net cash flows provided by (used in) investing activities in our consolidated statements of cash flows.

Our current intention is to dispose of our remaining interest in TODCO, which could be achieved through a number of possible transactions including additional public offerings, open market sales, sales to one or more third parties, a spin-off to our shareholders, split-off offerings to our shareholders that would allow for the opportunity to exchange our ordinary shares for shares of TODCO class A common stock or a combination of these transactions.

TODCO Tax Sharing Agreement Charge

Under the tax sharing agreement entered into between us and TODCO in connection with the TODCO IPO, we are entitled to receive from TODCO payment for most of the tax benefits generated prior to the TODCO IPO that TODCO utilizes subsequent to the TODCO IPO. As long as TODCO was our consolidated subsidiary, we followed the provisions of SFAS 109, which allowed us to evaluate the recoverability of the deferred tax assets associated with the tax sharing agreement considering the deferred tax liabilities of TODCO. We recorded a valuation allowance for the excess of these deferred tax assets over the deferred tax liabilities of TODCO, also taking into account prudent and feasible tax planning strategies as required by SFAS 109. Because we no longer own a majority voting interest in TODCO, we no longer include TODCO as a consolidated subsidiary in our financial statements and we are no longer able to apply the provisions of SFAS 109 in accounting for the utilization of these deferred tax assets. As a result, we recorded a non-cash charge of $167.1 million, which had no tax effect, in the fourth quarter of 2004 related to contingent amounts due from TODCO under the tax sharing agreement. In future years, as TODCO generates income and utilizes its pre-TODCO IPO tax assets, TODCO is required to pay us for the benefits received in accordance with the provisions of the tax sharing agreement. We will recognize those amounts as other income as those amounts are realized, which is based on when TODCO files its annual tax returns.

Debt Redemptions and Repurchases

In March 2004, we completed the redemption of our $289.8 million aggregate principal amount outstanding 9.5% Senior Notes due December 2008 at the make-whole premium price provided in the indenture. We redeemed these notes at 127.796 percent of face value or $370.3 million, plus accrued and unpaid interest. We recognized a loss on the redemption of debt of $28.1 million, which had no tax effect, and reflected adjustments for fair value of the debt at the date of the merger with R&B Falcon and the unamortized fair value adjustment on a previously terminated interest rate swap. We funded the redemption with existing cash balances, which included proceeds from the TODCO IPO.

In October 2004, we redeemed our $342.3 million aggregate principal amount outstanding 6.75% Senior Notes due April 2005 at the make-whole premium price provided in the indenture. We redeemed these notes at 102.127 percent of face value or $349.5 million, plus accrued and unpaid interest. We recognized a loss on the redemption of $3.3 million, which had no tax effect, and reflected adjustments for fair value of the debt at the date of the R&B Falcon merger and the unamortized fair value adjustment on a previously terminated interest rate swap. We funded the redemption with existing cash on hand, which included proceeds from the September TODCO Offering.

In December 2004, we acquired, pursuant to a tender offer, a total of $142.7 million, or 71.3 percent, aggregate principal amount of our 8% Debentures due April 2027 at 130.449 percent of face value, or $186.1 million, plus accrued and unpaid interest. We recognized a loss on the repurchase of $45.1 million, which had no tax effect. We funded the repurchase with existing cash balances.

In December 2004, the previously discussed deconsolidation of TODCO resulted in the elimination from our consolidated balance sheets of TODCO’s 6.75% Senior Notes due April 2005, 6.95% Senior Notes due April 2008, 9.5% Senior Notes due December 2008 and 7.375% Senior Notes due April 2018, which had an aggregate principal amount outstanding of $7.7 million, $2.2 million, $10.2 million and $3.5 million, respectively.

In February 2005, we called our $247.8 million aggregate principal amount outstanding 6.95% Senior Notes due April 2008 at the make-whole premium price provided in the indenture. We expect to redeem these notes at 109.92 percent of face value or $272.4 million, plus accrued and unpaid interest. The redemption is expected to be completed by March 21, 2005. We expect to recognize a loss on the redemption of approximately $10.8 million, which reflects adjustments for fair value of the debt at the date of the R&B Falcon merger and the unamortized fair value adjustment on a previously terminated interest rate swap. We plan to fund the redemption with existing cash on hand.

Outlook

Drilling Market—Oil prices have remained strong, and, although a decline from current levels could occur, we expect prices to remain relatively high in historical terms. Future price expectations have historically been a key driver for offshore drilling demand. However, the availability of quality drilling prospects, exploration success, relative production costs, the stage of reservoir development and political and regulatory environments also affect our customers’ drilling programs.

Prospects for our 32 High-Specification Floaters continue to improve, with new and expected contracts resulting in declining rig availability among this fleet during 2005. We are increasingly confident that most of the available time in 2005 will be contracted, although some intermittent idle time remains a possibility, especially for some of the Other Deepwater Floaters in this fleet. We have signed a number of new contracts or extensions for our High-Specification Floaters that reflect the increased activity in this sector. Recent awards during the last part of 2004 and early 2005 include a 12 month program for the Transocean Rather in the North Sea, with the rig relocating from West Africa, a 240 day program for the Transocean Marianas in the Gulf of Mexico as well as a number of short-term contracts on the Deepwater Millennium, Discoverer 534, Deepwater Discovery and Sedco Energy. In addition, we entered into contracts for the Discoverer Spirit and Deepwater Nautilus in February 2005 for 18 month and 12 month programs, respectively, to begin at the conclusion of their current contracts in approximately September 2005. Rates have been generally trending higher, especially for the highest specification rigs. We continue to believe that, over the long-term, deepwater exploration and development drilling opportunities in the Gulf of Mexico, West Africa, India and other market sectors represent a significant source of future deepwater rig demand, although the risk of project delays remains, especially in West Africa. We continue to see a strong customer preference for using fifth-generation equipment in these deepwater areas, which may lead to a near term shortage of these highest specification rigs.

The outlook for activity for the non-U.S. jackup market sector is expected to remain strong, particularly in Asia and the Middle East. We expect to remain at or near full utilization for our Jackups in the near term, and at the present time we do not anticipate any inter-regional relocations of these units.

The outlook for our Other Floaters that operate in the mid-water sector has improved substantially from the global oversupply position that existed throughout most of 2004. We expect overall North Sea industry activity to remain well above 2004 levels, with resulting improvements in utilization and dayrates in 2005. Demand in the Gulf of Mexico market sector also rose in late 2004, which has caused us to reactivate or commence active marketing efforts for some of our cold-stacked units in this fleet.

The Transocean Legend is being relocated to Singapore from Brazil for shipyard work in advance of a long-term program. Likewise, we plan to relocate the Sedco Express to Angola from Brazil upon completion of its shipyard work to commence a long-term drilling program. In addition to these mobilizations and contract preparation shipyard periods, we expect downtime during the first and second quarters of 2005 to result from planned shipyard projects for the Sedco 706, Transocean Rather, Searex 10, Trident 15, Trident 16 and Deepwater Navigator. The Jim Cunningham returned to work in February 2005 after undergoing repairs resulting from a well control incident in 2004. These rig mobilizations and shipyard projects are expected to have a negative impact on revenues and related earnings.

The offshore contract drilling market remains highly competitive and cyclical, and it has been historically difficult to forecast future market conditions. Risks include declines in oil and/or gas prices that reduce rig demand and adversely affect utilization and dayrates. Major operator and national oil company capital budgets are key drivers of the overall business climate, and these may change within a fiscal year depending on exploration results and other factors. Additionally, increased competition for our customers’ drilling budgets could come from, among other areas, land-based energy markets in Russia, other former Soviet Union states and the Middle East.

Our operations are geographically dispersed in oil and gas exploration and development areas throughout the world. Rigs can be moved from one region to another, but the cost of moving a rig and the availability of rig-moving vessels may cause the supply and demand balance to vary somewhat between regions. However, significant variations between regions do not tend to persist long-term because of rig mobility. Consequently, we operate in a single, global offshore drilling market.

As of February 28, 2005, approximately 64 percent of our fleet days were committed for the remainder of 2005 and approximately 27 percent for the year 2006.

Tax Matters—We are a Cayman Islands company registered in Barbados. We operate through our various subsidiaries in a number of countries throughout the world. Consequently, we are subject to changes in tax laws, treaties and regulations in and between the countries in which we operate, including treaties that the U.S. has with other nations. A material change in these tax laws, treaties or regulations, including those in and involving the U.S., could result in a higher effective tax rate on our worldwide earnings.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act contains provisions that apply to certain companies that undertook a transaction commonly known as an inversion after a specified date. Because our reorganization as a Cayman Islands company in May 1999 occurred prior to the effective dates specified in the Act, we do not believe there should be any adverse impact to us from the inversion provisions of the Act. Additionally, the tax treaty between the U.S. and Barbados was recently amended. We do not expect the amendment to have a material adverse effect on our financial position, results of operations or cash flows.

The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing, in some cases, an 85 percent dividends received deduction for dividends paid by certain non-U.S. subsidiaries of the U.S. corporation (“controlled foreign corporations”) to the U.S. corporation. The deduction is subject to a number of limitations and uncertainty currently remains as to how to interpret numerous provisions of the Act. Further, several requirements must be met in order to qualify for the deduction. While we are still in the process of analyzing whether any of our U.S. subsidiaries could qualify for the deduction, it is reasonably possible that under the repatriation provisions of the Act certain of our non-U.S. subsidiaries may repatriate to our U.S. subsidiaries some amount of earnings up to an estimated maximum amount of $150 million. As we have provided deferred U.S. taxes on the unremitted earnings of these controlled foreign corporations, this deduction, should we qualify, could reduce our tax expense in 2005 by an estimated maximum amount of $40 million. The ultimate amounts could be much less or even zero.

The Act further provides for a tax deduction for qualified production activities. Under the guidance of FASB Staff Position No. 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in SFAS 109 and not as a reduction in the tax rate. As such, the special deduction has no effect on deferred tax assets and liabilities existing on the date of enactment. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. We are still reviewing whether any of our operations would qualify for this deduction. Further, because of losses carried forward by the applicable subsidiaries, this deduction is not expected to have any impact on our tax provision in 2005.

Our income tax returns are subject to review and examination in the various jurisdictions in which we operate. In October 2004, we received from the U.S. Internal Revenue Service (“IRS”) examination reports setting forth proposed changes to the U.S. federal income tax reported for the period 1999-2000. The maximum amount of additional tax based on the proposed changes would be approximately $195 million, exclusive of interest. While we have agreed to certain non-material adjustments, we believe our returns are materially correct as filed and intend to defend ourselves vigorously. The IRS has also notified us of its intent to audit our 2002 and 2003 tax years. No examination report has been received at this time.

In September 2004, the Norwegian tax authorities initiated inquiries related to a restructuring transaction undertaken in 2001 and 2002 and a dividend payment made during 2001. In February 2005, we filed a response to these inquiries. In March 2005, pursuant to court orders, the Norwegian tax authorities took action to obtain additional information regarding these transactions. Based on these inquiries, we believe the Norwegian authorities are contemplating a tax assessment on the dividend of approximately $106 million, plus penalty and interest. No assessment has been made, and, we believe such an assessment would be without merit. While we cannot predict or provide assurance as to the final outcome, we do not expect the liability, if any, resulting from the inquiry to have a material adverse effect on our current consolidated financial position, results of operations and cash flows.

In addition, other tax authorities have examined the amounts of income and expense subject to tax in their jurisdiction for prior periods. We are currently contesting various non-U.S. assessments that have been asserted and would expect to contest any future U.S. or non-U.S. assessments. We do not expect the liability, if any, resulting from existing or future assessments to have a material adverse effect on our current consolidated financial position, results of operations and cash flows. We cannot predict with certainty the outcome or effect of any of the tax assessments described herein.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any tax assessment we are contesting will prove correct and the eventual outcome of these matters could materially differ from management's current estimates.

As a result of the deconsolidation of TODCO from our other U.S. subsidiaries for U.S. federal income tax purposes in conjunction with the TODCO IPO, we established an initial valuation allowance in the first quarter of 2004 of approximately $31.0 million against the estimated deferred tax assets of TODCO in excess of its deferred tax liabilities, taking into account prudent and feasible tax planning strategies as required by the FASB’s Statement of Financial Accounting Standards (“SFAS”) 109, Accounting for Income Taxes. We adjusted the initial valuation allowance during the year to reflect changes in our estimate of the ultimate amount of TODCO’s deferred tax assets. The ultimate allocation of tax benefits between TODCO and our other U.S. subsidiaries will occur in 2005 upon the filing of our 2004 U.S. consolidated federal income tax return.  This final allocation of tax benefits could impact our effective tax rate for 2005.

Performance and Other Key Indicators

Fleet Utilization and Dayrates—The following table shows our average dayrates and utilization for the quarterly periods ended on or prior to December 31, 2004. We consolidated TODCO’s results of operations and financial condition in our consolidated financial statements through December 16, 2004 (see “―Significant Events”). Average dayrate is defined as contract drilling revenue earned per revenue earning day in the period. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations. Utilization in the table below is defined as the total actual number of revenue earning days in the period as a percentage of the total number of calendar days in the period for all drilling rigs in our fleet.

	Three months ended
	December 31, 2004	September 30, 2004	December 31, 2003
Average Dayrates

Transocean Drilling Segment:
High-Specification Floaters
Fifth-Generation Deepwater Floaters	$180,100	$193,400	$186,500
Other Deepwater Floaters	$119,400	$103,900	$101,400
Other High-Specification Floaters	$135,700	$111,200	$117,900
Total High-Specification Floaters	$149,000	$142,200	$141,800
Other Floaters	$64,000	$65,400	$60,600
Jackups	$55,800	$52,500	$53,700
Other Rigs	$48,100	$44,700	$45,200
Segment Total	$93,900	$91,100	$87,900

TODCO Segment (a)	$28,600	$27,300	$21,500

Total Drilling Fleet	$74,200	$69,800	$67,400

Utilization

Transocean Drilling Segment:
High-Specification Floaters
Fifth-Generation Deepwater Floaters	89%	83%	91%
Other Deepwater Floaters	69%	78%	69%
Other High-Specification Floaters	92%	84%	74%
Total High-Specification Floaters	80%	81%	78%
Other Floaters	50%	45%	47%
Jackups	81%	81%	81%
Other Rigs	54%	44%	53%
Segment Total	69%	67%	68%

TODCO Segment (a)	47%	45%	40%

Total Drilling Fleet	61%	58%	56%
_________________
(a) TODCO was deconsolidated effective December 17, 2004. Statistics for the TODCO segment are through December 16, 2004 for the three months ended December 31, 2004.

Contract Drilling Revenue—Our contract drilling revenues are based primarily on dayrates received for our drilling services and the number of operating days during the relevant periods. The level of our contract drilling revenue depends on dayrates, which in turn are primarily a function of industry supply and demand for drilling units in the market sectors in which we operate. During periods of high demand, our rigs typically achieve higher utilization and dayrates than during periods of low demand. Some of our drilling contracts also enable us to earn mobilization, contract preparation, capital upgrade, bonus and demobilization revenue. Mobilization, contract preparation and capital upgrade revenue earned on a lump sum basis is recognized on a straight-line basis over the original contract term and in relation to our drilling revenues, which are earned on a contractual fixed dayrate basis. Bonus and demobilization revenue is recognized when earned.

Other Revenue—Beginning with the first quarter of 2004, we began classifying our revenues into two categories: (1) contract drilling revenues and (2) other revenues, as other revenue became a more significant component of our total revenues. Our other revenue represents client reimbursable revenue, integrated services revenue and other miscellaneous revenues. From time to time, we provide well services in addition to our normal drilling services through third party contractors. We refer to these other services as integrated services.

Operating and Maintenance Costs—Our operating and maintenance costs represent all direct and indirect costs associated with the operation and maintenance of our drilling rigs. The principal elements of these costs are direct and indirect labor and benefits, repair and maintenance, insurance, boat and helicopter rentals, professional and technical fees, freight costs, communications, customs duties, tool rentals and services, fuel and water, general taxes and licenses. Labor, repair and maintenance and insurance costs represent the most significant components of our operating and maintenance costs. Insurance costs include insurance premiums, personal injury losses less than the deductible and hull and machinery losses that fall below the deductible.

We do not expect operating and maintenance expenses to necessarily fluctuate in proportion to changes in operating revenues. Operating revenues may fluctuate as a function of changes in dayrate. However, costs for operating a rig are generally fixed or only semi-variable regardless of the dayrate being earned. In addition, should our rigs incur idle time between contracts, we typically do not de-man those rigs because we will use the crew to prepare the rig for its next contract. During times of reduced activity, reductions in costs may not be immediate as portions of the crew may be required to prepare our rigs for stacking, after which time the crew members are assigned to active rigs or dismissed. In addition, as our rigs are mobilized from one geographic location to another, the labor and other operating and maintenance costs can vary significantly. In general, labor costs increase primarily due to higher salary levels and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the unit is performing and the age and condition of the equipment. We maintain a per occurrence insurance deductible of $10 million on our hull and machinery and our protection and indemnity policies. We also have an additional aggregate deductible of $23 million that is applied to each hull and machinery occurrence until it has been exhausted over one or more occurrences. After this $23 million aggregate deductible is fully exhausted, the hull and machinery deductible reverts to $10 million per occurrence.

Depreciation Expense—Our depreciation expense is based on capitalized costs and our estimates, assumptions and judgments relative to useful lives and salvage values of our assets. We compute depreciation using the straight-line method, generally after allowing for salvage values.

General and Administrative Expense—General and administrative expense includes all costs related to our corporate executives, directors, investor relations, corporate accounting and reporting, information technology, internal audit, legal, tax, treasury, risk management and human resource functions.

Interest Expense—Interest expense consists of interest associated with our senior notes and other debt and related financing cost amortization. Interest expense is partially offset by the amortization of fair value adjustments resulting from various interest rate swaps that were terminated during 2003. We expect the amortization of these fair value adjustments to continue over the life of the related debt instruments (see “—Derivative Instruments”).

Income Taxes—Provisions for income taxes are based on expected taxable income, statutory rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Taxable income may differ from pre-tax income for financial accounting purposes, particularly in countries with revenue-based taxes. There is no expected relationship between the provision for income taxes and income before income taxes because the countries in which we operate have different taxation regimes. We provide a valuation allowance for deferred tax assets when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. See “—Critical Accounting Policies.”

Financial Condition

December 31, 2004 compared to December 31, 2003

	December 31,
	2004	2003	Change	% Change
	(In millions, except % change)
Total Assets
Transocean Drilling	$10,758.3	$10,874.0	$(115.7)	(1)%
TODCO	−	788.6	(788.6)	(100)%
	$10,758.3	$11,662.6	$(904.3)	(8)%

The decrease in Transocean Drilling segment assets was primarily due to asset depreciation ($432.6 million) and decreases in cash and cash equivalents ($3 million), partially offset by increases to investments in and advances to unconsolidated subsidiaries ($104 million), property and equipment, net of retirements ($89 million) (see “―Capital Expenditures”), goodwill ($21 million), accounts receivable ($19 million) and other long-term assets ($61 million). The decrease in cash and cash equivalents resulted primarily from repayments of debt ($1,069 million), partially offset by proceeds received from the TODCO Offerings ($684 million), net proceeds received from the sale of a semisubmersible rig ($28 million) and cash from operations during the year ended December 31, 2004. The increase in investments in and advances to unconsolidated subsidiaries primarily relates to our 22 percent interest in TODCO. The increase in goodwill primarily related to changes in our estimates related to certain pre-acquisition income tax-related contingencies, and the increase in other long-term assets was primarily due to incremental deferred income tax expense related to intercompany rig sales. The decrease in TODCO segment assets resulted from the deconsolidation of TODCO (see “―Significant Events”).

Liquidity and Capital Resources

Sources and Uses of Cash

	Years ended December 31,
	2004	2003	Change
		(In millions)
Net Cash Provided by Operating Activities
Net income	$152.2	$19.2	$133.0
Depreciation	524.6	508.2	16.4
Other non-cash items	(45.6)	(63.6)	18.0
Working capital	(27.1)	61.6	(88.7)
	$604.1	$525.4	$78.7

Net cash provided by operating activities increased $78.7 million due to an increase in cash generated from net income adjusted for non-cash activity of $167.4 million, partially offset by a decrease in cash related to working capital items of $88.7 million during the year ended December 31, 2004 as compared to the corresponding prior year period.

	Years ended December 31,
	2004	2003	Change
		(In millions)
Net Cash Provided by (Used in) Investing Activities
Capital expenditures	$(127.0)	$(493.8)	$366.8
Proceeds from disposal of assets, net	50.4	8.4	42.0
DDII LLC’s cash acquired, net of cash paid	−	18.1	(18.1)
DD LLC’s cash acquired	−	18.6	(18.6)
Proceeds from TODCO Offerings	683.6	-	683.6
Reduction of cash from the deconsolidation of TODCO	(68.6)	-	(68.6)
Joint ventures and other investments, net	10.4	3.3	7.1
	$548.8	$(445.4)	$994.2

Net cash provided by investing activities increased $994.2 million over the previous year. The increase is primarily the result of proceeds from the TODCO Offerings of $683.6 million combined with an increase in proceeds from asset sales as compared to the prior year and a reduction in current year capital expenditures primarily due to the 2003 acquisition of the Deepwater Frontier and Deepwater Pathfinder totaling $382.8 million. Partially offsetting these increases was the decrease in cash of $68.6 million resulting from the deconsolidation of TODCO compared to $36.7 million of cash acquired upon acquisition of ConocoPhillips’ interests in DD LLC and DDII LLC during 2003.

	Years ended December 31,
	2004	2003	Change
	(In millions)
Net Cash Used in Financing Activities
Borrowings (repayments) under revolving credit agreement	$(250.0)	$250.0	$(500.0)
Repayments on other debt instruments	(957.0)	(1,252.7)	295.7
Cash received from termination of interest rate swaps	−	173.5	(173.5)
Other, net	31.4	9.0	22.4
	$(1,175.6)	$(820.2)	$(355.4)

Net cash used in financing activities increased in 2004 compared to 2003 primarily due to higher debt repayments, which included scheduled debt repayments, the early redemption of our 9.5% Senior Notes and 6.75% Senior Notes and the repurchase of approximately 71.3 percent of our 8% Debentures by means of a tender offer. We had net borrowings under our revolving credit facility in 2003 that were repaid in 2004. In addition, the termination of our interest rate swaps was a source of cash in 2003 with no comparable activity during 2004  (see “—Derivative Instruments”).

Capital Expenditures

Capital expenditures totaled $127.0 million during the year ended December 31, 2004 of which $118.2 million and $8.8 million related to the Transocean Drilling and TODCO segments, respectively.

During 2005, we expect to spend approximately $140 million on our existing fleet, corporate infrastructure and major upgrades. These amounts are dependent upon the actual level of operational and contracting activity. In addition, we expect to spend another $50 million towards those upgrades required and funded by our drilling contracts, and another $35.7 million for the purchase of the semisubmersible rig M.G. Hulme, Jr. (see “—Acquisitions and Dispositions”). We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales. We also have available credit under our revolving credit agreement (see “—Sources of Liquidity”) and may utilize other commercial bank or capital market financings.

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

Acquisition - In November 2004, we gave notice to Deep Sea Investors, L.L.C. (“Deep Sea Investors”) of our intent to purchase the semisubmersible M.G. Hulme, Jr. for approximately $35.7 million. See “―Off-Balance Sheet Arrangement.”

Dispositions—During 2004, we completed the TODCO Offerings. See “—Significant Events.”

In March 2004, we entered into agreements to sell two semisubmersible rigs, the Sedco 600 and Sedco 602, for net proceeds of $52.7 million in connection with our efforts to dispose of certain non-strategic assets in our Transocean Drilling segment. In June 2004, we completed the sale of the Sedco 602 for net proceeds of $28.0 million and recognized a gain of $21.7 million, which had no tax effect. In January 2005, we completed the sale of the Sedco 600 for net proceeds of $24.9 million, and we expect to recognize an after-tax gain of $18.8 million in the first quarter of 2005.

During the year ended December 31, 2004, we settled insurance claims and sold marine support vessels and certain other assets for net proceeds of $22.4 million and recorded net gains of $4.2 million ($3.3 million, net of tax) in our Transocean Drilling segment and $6.0 million, which had no tax effect, in our TODCO segment.

Sources of Liquidity

Our primary sources of liquidity in 2004 were our cash flows from operations, proceeds from the TODCO Offerings, proceeds from asset sales, borrowings under our revolving credit agreement and existing cash balances. Our primary uses of cash were debt repayments and capital expenditures. At December 31, 2004, we had $451.3 million in cash and cash equivalents.

We expect to use existing cash balances, internally generated cash flows and proceeds from asset sales, including potential sales of our interest in TODCO, to fulfill anticipated obligations such as scheduled debt maturities, capital expenditures and working capital needs. From time to time, we may also use bank lines of credit to maintain liquidity for short-term cash needs.

When cash on hand, cash flows from operations, proceeds from asset sales, including potential sales of our interest in TODCO, and committed bank facility availability exceed our expected liquidity needs, we may use a portion of such cash to reduce debt prior to scheduled maturities through repurchases, redemptions or tender offers, or make repayments on any outstanding bank borrowings. As we approach our targeted debt levels of $1 to $2 billion, we will begin to explore alternative uses of our excess cash. Such possible uses could include an extraordinary dividend, share repurchases, resumption of periodic dividends and/or opportunistic asset acquisitions.

At December 31, 2004 and 2003, our total debt was $2,481.5 million and $3,658.1 million, respectively. Net debt, a non-GAAP financial measure defined as total debt less cash and cash equivalents, at such dates was $2,030.2 million and $3,184.1 million, respectively. During the year ended December 31, 2004, we reduced net debt by $1,153.9 million. The reconciliation of total debt to net debt at carrying value is as follows (in millions):

	December 31,
	2004	2003
Total Debt	$2,481.5	$3,658.1
Less: Cash and cash equivalents	(451.3)	(474.0)
Net Debt	$2,030.2	$3,184.1

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

We have access to a bank line of credit under an $800 million five-year revolving credit agreement expiring in December 2008. As of March 1, 2005, $800.0 million remained available under this credit line. Because our current cash balances, expected cash flow and this revolving credit agreement provide us with adequate liquidity, we terminated our commercial paper program during the first quarter of 2004.

The bank credit line requires compliance with various covenants and provisions customary for agreements of this nature, including an earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest coverage ratio and debt to tangible capital ratio, both as defined by the credit agreement, of not less than three to one and not greater than 50 percent, respectively. Other provisions of the credit agreement include limitations on creating liens, incurring debt, transactions with affiliates, sale/leaseback transactions and mergers and sale of substantially all assets. Should we fail to comply with these covenants, we would be in default and may lose access to this facility. We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions. A default under our public debt could trigger a default under our credit line and cause us to lose access to this facility.

In April 2001, the Securities and Exchange Commission (“SEC”) declared effective our shelf registration statement on Form S-3 for the proposed offering from time to time of up to $2.0 billion in gross proceeds of senior or subordinated debt securities, preference shares, ordinary shares and warrants to purchase debt securities, preference shares, ordinary shares or other securities. At February 28, 2005, $1.6 billion in gross proceeds of securities remained unissued under the shelf registration statement.

Our access to debt and equity markets may be reduced or closed to us due to a variety of events, including, among others, downgrades of ratings of our debt, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.

Our contractual obligations included in the table below are at face value (in millions).

	For the years ending December 31,
	Total	2005	2006-2007	2008-2009	Thereafter
Contractual Obligations
Debt	$2,390.2	$19.6	$500.0	$266.8	$1,603.8
Operating Leases	68.8	26.6	19.9	14.8	7.5
Purchase Obligations	35.7	35.7	-	-	-
Defined Benefit Pension Plans	2.4	2.4	-	-	-
Total Obligations	$2,497.1	$84.3	$519.9	$281.6	$1,611.3

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

We have a required obligation to make a contribution in 2005 to our funded Norway defined benefit pension plans. See “—Retirement Plans and Other Postemployment Benefits” for a discussion of expected contributions for pension funding requirements of expected benefit payments for our unfunded defined benefit pension plans.

At December 31, 2004, we had other commitments that we are contractually obligated to fulfill with cash should the obligations be called. These obligations include standby letters of credit and surety bonds that guarantee our performance as it relates to our drilling contracts, insurance, tax and other obligations in various jurisdictions. Letters of credit are issued under a number of facilities provided by several banks. The obligations that are the subject of these surety bonds and letters of credit are geographically concentrated in Nigeria and India. These letters of credit and surety bond obligations are not normally called as we typically comply with the underlying performance requirement. The table below provides a list of these obligations in U.S. dollar equivalents and their time to expiration.

	For the years ending December 31,
	Total	2005	2006-2007	2008-2009	Thereafter
	(In millions)
Other Commercial Commitments
Standby Letters of Credit	$182.2	$151.3	$24.8	$6.1	$-
Surety Bonds	7.6	7.6	-	-	-
Surety Bonds-TODCO	11.9	11.9	-	-	-
Total	$201.7	$170.8	$24.8	$6.1	$-

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations. Until April 2005, we also guarantee $11.9 million of TODCO’s surety bonds, which TODCO has collateralized.

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

Gains and losses on foreign exchange derivative instruments that qualify and are designated as accounting cash flow hedges are deferred as accumulated other comprehensive income (loss) and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments that are not designated as cash flow hedges or no longer qualify as hedges or are terminated as such for accounting purposes are recognized currently in other, net in our consolidated statements of operations based on the change in market value of the derivative instruments. At December 31, 2004, we had no open foreign exchange derivative instruments.

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

In January 2003, we terminated swaps and associated fair value hedges with respect to our 6.75% Senior Notes due April 2005, 6.95% Senior Notes due April 2008 and 9.5% Senior Notes due December 2008. In March 2003, we terminated swaps with respect to our 6.625% Notes due April 2011. As a result of these terminations, we received cash proceeds, net of accrued interest, of $173.5 million that had been recognized in connection with the associated fair value hedges as a fair value adjustment to long-term debt in our consolidated balance sheet and is being amortized as a reduction to interest expense over the life of the underlying debt. Such reduction amounted to $22.7 million in 2004. As a result of the redemption of our 9.5% Senior Notes in March 2004 and 6.75% Senior Notes in October 2004, we recognized unamortized premium of $25.5 million from the 2003 termination of the related interest rate swap as a reduction to our loss on retirement of debt (see “—Historical 2004 compared to 2003”). Based on the unamortized premiums remaining on the terminated interest rate swaps and taking the announced March 2005 redemption of the 6.95% Senior Notes into account, we expect our interest expense to be reduced by $13.3 million in 2005.

Historical 2004 compared to 2003

Following is an analysis of our Transocean Drilling segment and TODCO segment operating results, as well as an analysis of income and expense categories that we have not allocated to our segments.

Transocean Drilling Segment

	Years ended
	December 31,
	2004	2003	Change	% Change
	(In millions, except day amounts and percentages)

Revenue earning days (a)	23,427	23,712	(285)	(1)%
Utilization (b)	68%	69%	N/A	(1)%
Average dayrate (c)	$91,100	$89,400	$1,700	2%

Contract drilling revenues	$2,134.1	$2,118.7	$15.4	1%
Other revenues	146.3	88.0	58.3	66%
	2,280.4	2,206.7	73.7	3%
Operating and maintenance expense	1,445.1	1,367.9	77.2	6%
Depreciation	432.6	416.0	16.6	4%
Impairment loss on long-lived assets	−	5.2	(5.2)	N/M
Gain from sale of assets, net	(25.9)	(4.9)	(21.0)	N/M
Operating income before general and administrative expense	$428.6	$422.5	$6.1	1%
_________________
“N/A” means not applicable
“N/M” means not meaningful

(a) Revenue earning day is a day for which a rig earns dayrate after commencement of operations.
(b) Utilization is defined as the total actual number of revenue earning days as a percentage of total number of calendar days in the period.
(c) Average dayrate is defined as contract drilling revenue earned per revenue earning day.

This segment’s contract drilling revenues increased by approximately $100.0 million as a result of revenues for the full year in 2004 from the Discoverer Enterprise, which was inactive for the latter part of the second quarter of 2003 due to a riser separation incident, and revenues from the Deepwater Frontier and the Deepwater Pathfinder resulting from the consolidation of DDII LLC and DD LLC, which occurred late in the second and fourth quarters of 2003, respectively. Additionally, a labor strike in Nigeria and the Peregrine I electrical incident during the second quarter of 2003 negatively impacted revenues during 2003 with no comparable incidents in 2004, which resulted in a positive impact of approximately $17.0 million in 2004 over the prior year. Partially offsetting these increases were decreases of approximately $38.0 million as a result of the strike in Norway and the Trident 20 and Jim Cunningham incidents in the third quarter of 2004. Contract drilling revenues were also negatively impacted by approximately $59.0 million due to a slight decline in utilization and a semisubmersible rig sold in 2004.

Other revenues for the year ended December 31, 2004 increased $58.3 million primarily due to a $68.0 million increase in integrated services revenue, partially offset by a decrease of $11.8 million from client reimbursable revenue and the absence of revenue from management fees as a result of the consolidation of DDII LLC and DD LLC late in the second and fourth quarters, respectively, of 2003.

This segment’s operating and maintenance expenses increased by approximately $83.0 million primarily from costs associated with higher personal injury claim losses, integrated services, additional expenses related to the Deepwater Pathfinder as a result of the consolidation of DD LLC late in the fourth quarter of 2003 and the Trident 20 and Jim Cunningham incidents in 2004. Expenses also increased approximately $25.0 million due to increased expenses primarily related to activity and the reactivation of rigs, a loss on retirement of rig equipment and higher provisions for local tax matters in 2004. Additional increases of $8.0 million resulted from favorable litigation and turnkey settlements during 2003 with no comparable activity during 2004. Partially offsetting these increases were decreased operating and maintenance expenses of approximately $42.0 million primarily related to the settlement of the Discoverer Enterprise May 2003 riser incident, the favorable insurance settlement related to a prior year Peregrine I riser incident, the favorable settlement of a turnkey dispute during 2004 and costs incurred in 2003 related to the restructuring of the Nigeria defined benefit plan and the Peregrine I electrical incident with no comparable activity in 2004.

The increase in this segment’s depreciation expense resulted primarily from $19.5 million of additional depreciation expense related to the Deepwater Frontier and Deepwater Pathfinder as a result of the late December 2003 payoff of the synthetic lease financing arrangements and the purchase of tensioner system equipment for the Discoverer Enterprise. An additional increase of approximately $2.0 million resulted from depreciation on other asset additions, net of retirements. These increases were partially offset by a $4.7 million decrease resulting from extending the useful lives of four rigs from 30 to 32 years, to 35 years in the fourth quarter of 2004 and $0.6 million resulting from rigs sold during and subsequent to 2003.

During 2003, we recorded non-cash impairment charges in this segment of $5.2 million associated with the removal of two rigs from drilling service and the value assigned to leases on oil and gas properties that we intended to discontinue. The determination of fair market value was based on an offer from a potential buyer, in the case of the two rigs, and management’s assessment of fair value, in the case of the leases on oil and gas properties, where third party valuations were not available.

During 2004, this segment recognized net gains of $25.9 million related to the sale of the semisubmersible rig Sedco 602 and the sale of other assets. During the year ended December 31, 2003, this segment recognized net gains of $4.9 million related to the sale of the jackup rig RBF 160, the sale of the Searex 15, the settlement of an insurance claim and the sale of other assets.

TODCO Segment

The results discussed below for the TODCO segment are through December 16, 2004 as a result of the TODCO Offerings and the deconsolidation of TODCO. See “—Significant Events.”

	Years ended
	December 31,
	2004	2003	Change	% Change
	(In millions, except day amounts and percentages)

Revenue earning days (a) (b)	10,476	10,953	(477)	(4)%
Utilization (a) (c)	43%	41%	N/A	5%
Average dayrate (a) (d)	$26,900	$19,200	$7,700	40%

Contract drilling revenues	$282.3	$209.8	$72.5	35%
Other revenues	51.2	17.8	33.4	N/M
	333.5	227.6	105.9	47%
Operating and maintenance expense	281.2	242.5	38.7	16%
Depreciation	92.0	92.2	(0.2)	N/M
Impairment loss on long-lived assets	−	11.3	(11.3)	N/M
Gain from sale of assets, net	(6.0)	(0.9)	(5.1)	N/M
Operating loss before general and administrative expense	(33.7)	$(117.5)	$83.8	71%
___________________________
“N/A” means not applicable
“N/M” means not meaningful

(a) TODCO was deconsolidated effective December 17, 2004. Statistics for the TODCO segment are through December 16, 2004 for the year ended December 31, 2004.
(b) Revenue earning day is a day for which a rig earns dayrate after commencement of operations.
(c) Utilization is defined as the total actual number of revenue earning days as a percentage of total number of calendar days in the period.
(d) Average dayrate is defined as contract drilling revenue earned per revenue earning day.

This segment’s contract drilling revenues increased by $72.5 million due to an increase in average dayrates and utilization, which included the operations of a jackup rig in Venezuela and two jackup rigs in Mexico after the rigs were transferred from the Gulf of Mexico during the fourth quarter of 2003.

Other revenues for the year ended December 31, 2004 increased $33.4 million due primarily to the consolidation of Delta Towing at December 31, 2003 and increased client reimbursable revenue.

The increase in this segment’s operating and maintenance expense was primarily due to $24.5 million of costs associated with the consolidation of Delta Towing at December 31, 2003, $14.7 million of operating and maintenance expense related to the operations of a jackup rig in Venezuela and two jackup rigs in Mexico after the rigs were transferred from the Gulf of Mexico and $11.8 million of higher compensation expense related to stock option and restricted stock grants in connection with the TODCO IPO. Partially offsetting the above increases were decreases primarily due to approximately $11.0 million of costs associated with the fire incident on inland barge Rig 20 and the well control incident on inland barge Rig 62 during 2003 with no comparable activity during 2004.

During 2003, we recorded non-cash impairment charges in this segment of $11.3 million associated with the removal of five jackup rigs from drilling service and the write down in the value of an investment in a joint venture to fair value. The determination of fair market value was based on third party valuations, in the case of the jackup rigs, and management’s assessment of fair value, in the case of the investment in a joint venture, where third party valuations were not available.

During 2004, this segment recognized net gains of $6.0 million primarily related to the sale of marine support vessels by Delta Towing, as well as the sale of other assets and the settlement of an October 2000 insurance claim.

Total Company Results of Operations

	Years ended
	December 31,
	2004	2003	Change	% Change
	(In millions, except % change)

General and Administrative Expense	67.0	$65.3	$1.7	2.6%
Other (Income) Expense, net
Equity in earnings of unconsolidated subsidiaries	(9.2)	(5.1)	(4.1)	80.4%
Interest income	(9.3)	(18.8)	9.5	(50.5)%
Interest expense	171.7	202.0	(30.3)	(15.0)%
Gain from TODCO offerings	(308.8)	-	(308.8)	N/M
Non-cash TODCO tax sharing agreement charge	167.1	-	167.1	N/M
Loss on retirement of debt	76.5	15.7	60.8	N/M
Impairment loss on note receivable from related party	-	21.3	(21.3)	N/M
Other, net	(0.4)	3.0	(3.4)	N/M
Income Tax Expense	91.3	3.0	88.3	N/M
Minority Interest	(3.2)	0.2	(3.4)	N/M
Cumulative Effect of a Change in Accounting Principle	-	(0.8)	0.8	N/M
_________________________
“N/M” means not meaningful

The increase in general and administrative expense was attributable to increases of approximately $10.0 million in stock compensation expense, primarily related to the retirement of an executive officer, and professional fees related to compliance with the Sarbanes-Oxley Act effective for 2004. The increase was partially offset by decreases attributable to the recognition of $8.8 million in 2003 of expenses relating to the TODCO IPO.

Equity in earnings of unconsolidated subsidiaries increased $5.8 million primarily related to our 50 percent share of earnings from Overseas Drilling Limited (“ODL”), which owns the drillship Joides Resolution, combined with $6.5 million resulting from the absence of our share of losses from Delta Towing in 2003 due to TODCO’s consolidation of the joint venture at December 31, 2003 as a result of the adoption of FIN 46. Offsetting these increases was the absence of equity in earnings of $8.0 million related to our consolidation of DD LLC and DDII LLC in 2003, which resulted from the completion of the buyout of ConocoPhillips’ share of the joint ventures.

The decrease in interest income was primarily related to a decrease in average cash balances for 2004 compared to 2003 as cash was utilized for debt reduction and capital expenditures, which resulted in a reduction of interest income of $5.9 million. Additional decreases resulted from the absence in 2004 of $3.4 million of interest earned in 2003 on the notes receivable from Delta Towing, which was consolidated by TODCO at December 31, 2003 as a result of the adoption of FIN 46.

The decrease in interest expense was primarily attributable to reductions in interest expense of $42.9 million associated with debt that was redeemed, retired or repurchased during or subsequent to 2003. Partially offsetting these decreases was the termination of our fixed to floating interest rate swaps in the first quarter of 2003, which resulted in a net increase in interest expense of $4.4 million (see “—Derivative Instruments”) and primarily from borrowings under revolving credit agreements late in 2003 and in 2004, which resulted in an increase in interest expense of $5.8 million. In addition, we received a refund of interest from a taxing authority that resulted in a reduction of interest expense of $1.1 million in 2003, with no comparable activity for the same period in 2004.

During 2004, we recognized a $308.8 million gain from the TODCO Offerings (see “—Significant Events”).

During 2004, we recognized a $167.1 million non-cash charge related to contingent amounts due from TODCO under a tax sharing agreement between us and TODCO (see “—Significant Events”).

During 2004, we recognized a $76.5 million loss related to the early retirements of $774.8 million aggregate principal amount of our debt (see “—Significant Events”). During 2003, we recognized a $15.7 million loss related to the early retirements of $888.6 million aggregate principal amount of our debt.

During 2003, we recognized a $21.3 million impairment loss on TODCO’s notes receivable from Delta Towing.

We recognized a $3.9 million favorable change in other, net relating to the effect of foreign currency exchange rate changes on our monetary assets and liabilities denominated in non-U.S. currencies, partially offset by proceeds received from the sale of a patent in 2003 with no comparable activity for the same period in 2004.

We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. Income tax expense for the year ended December 31, 2004 was $88.3 million higher than in the same period in 2003. Excluding other partially offsetting adjustments to our overall valuation allowance, which were included in the computation of the tax rate, the year ended December 31, 2004 included a provision for a valuation allowance of approximately $32 million related to the TODCO IPO (see “—Significant Events”). Income tax expense was reduced by approximately $9 million, which related to changes in estimates of prior year taxes, and by approximately $13 million related to our U.K. net operating loss carryforwards and related valuation allowance. The year ended December 31, 2003 included the impact of an approximate $15 million foreign tax benefit attributed to a favorable resolution of a non-U.S. income tax liability and income tax benefits of approximately $13 million resulting from non-cash impairments and loss on debt retirements. The higher income tax expense in 2004 compared to 2003 resulted in an annual effective tax rate adjusted for various discrete items that was 20 percentage points higher for the year ended December 31, 2004 compared to the same period in 2003.

The increase in minority interest was primarily attributable to the minority interest owners’ share of TODCO resulting from the TODCO Offerings in 2004 (see “—Significant Events”).

During 2003, we recognized a $0.8 million gain as a cumulative effect of a change in accounting principle related to TODCO’s consolidation of Delta Towing at December 31, 2003 as a result of the early adoption of the FIN 46.

Historical 2003 compared to 2002

Overview

The decreases in our average dayrates and utilization were mainly attributable to the decline in overall market conditions primarily within our Other Floaters fleet category. The increase in our operating and maintenance expenses was primarily due to a change in accounting for client reimbursable expenses. In addition, our revenues, utilization and operating and maintenance expense were negatively impacted by a riser separation incident on the drillship Discoverer Enterprise, an electrical fire on the Peregrine I and a labor strike and a restructuring of a benefit plan in Nigeria (see “—Significant Events”). Operating and maintenance expense was also negatively impacted by a well control incident on inland barge Rig 62 and a fire on inland barge Rig 20. With the overall market decline we responded rapidly to reduce costs when rigs were idled. We also reduced costs by implementing standardized purchasing through negotiated agreements, nationalization of our labor force where appropriate and headcount reductions in support groups. Our 2003 financial results included the recognition of a number of non-cash charges pertaining to asset impairments and loss on debt retirements. Debt and cash decreased during 2003 primarily as a result of repayments on debt instruments as we continued to maintain our focus on debt reduction. We also increased our investment in the Fifth-Generation fleet category by purchasing the portions of the DD LLC and DDII LLC joint ventures that had previously been held by ConocoPhillips and paying off the synthetic lease financing arrangements associated with the Deepwater Pathfinder and Deepwater Frontier. See “—Significant Events.”

As a result of the implementation of Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, costs we incur that are charged to our customers on a reimbursable basis were recognized as operating and maintenance expense beginning in 2003. In addition, the amounts billed to our customers associated with these reimbursable costs were being recognized as operating revenue. The increase in operating revenues and operating and maintenance expense resulting from this implementation was approximately $100.5 million for the year ended December 31, 2003. This change in the accounting treatment for client reimbursables had no effect on our consolidated financial position, results of operations or cash flows. We previously recorded these charges and related reimbursements on a net basis in operating and maintenance expense. Prior period amounts were not reclassified, as the amounts were not material.

Significant Events

Transocean Drilling Segment

DD LLC and DDII LLC Joint Ventures—In May 2003, we purchased ConocoPhillips’ 40 percent interest in DDII LLC. DDII LLC was the lessee in a synthetic lease financing facility with a special purpose entity entered into in connection with the construction of the Deepwater Frontier. As a result of this purchase, we consolidated DDII LLC in our financial statements late in the second quarter of 2003. In December 2003, DDII LLC paid $197.5 million for the purchase of the rig through the payoff of the synthetic lease financing arrangement. In conjunction with the payoff of the synthetic lease financing arrangements, our relationship with the special purpose entity was terminated.

In December 2003, we purchased ConocoPhillips’ 50 percent interest in DD LLC. DD LLC was the lessee in a synthetic lease financing facility with a special purpose entity entered into in connection with the construction of the Deepwater Pathfinder. As a result of this purchase, we consolidated DD LLC in our financial statements late in the fourth quarter of 2003. In December 2003, DD LLC paid $185.3 million for the purchase of the rig through the payoff of the synthetic lease financing arrangement. In conjunction with the payoff of the synthetic lease financing arrangement, our relationship with the special purpose entity was terminated.

Operational Incidents—In April 2003, our deepwater drillship Peregrine I temporarily suspended drilling operations as a result of an electrical fire requiring repairs at a shipyard. The rig resumed operations in early July 2003. Operating income was negatively impacted by approximately $9.5 million due to the loss of dayrate and related expenses.

In April 2003, we announced that drilling operations had ceased on four of our mobile offshore drilling units located offshore Nigeria due to a strike by local members of the labor unions in Nigeria on the semisubmersible rigs M.G. Hulme, Jr. and Sedco 709 and the jackup rigs Trident VI and Trident VIII. All of these rigs returned to operations in May and June 2003. Labor issues in Nigeria were resolved and settled in the fourth quarter of 2003. Operating income was negatively impacted by approximately $26.6 million due to loss of dayrate and the restructuring of the Nigeria defined benefit plan.

In May 2003, we announced that a drilling riser had separated on our deepwater drillship Discoverer Enterprise and that the rig had temporarily suspended drilling operations for our customer. The rig resumed operations in July 2003. Operating income for the year ended December 31, 2003 was negatively impacted by approximately $46.4 million due to expenses incurred on the Discoverer Enterprise as well as several other of our Fifth-Generation Deepwater Floaters related to the drilling riser separation and a related disagreement with our customer that was resolved in the first quarter of 2004. At the time, we were in discussions with our insurers relating to an insurance claim for a portion of our losses stemming from this incident.

TODCO Segment

Operational Incidents—In June 2003, TODCO incurred a loss as a result of a well blowout and fire aboard inland barge Rig 62. During the year ended December 31, 2003, TODCO incurred a $7.6 million loss relating to this incident.

In September 2003, TODCO recorded a loss of approximately $3.5 million on inland barge Rig 20 as a result of a fire.

Following is an analysis of our Transocean Drilling segment and TODCO segment operating results, as well as an analysis of income and expense categories that we have not allocated to our segments.

Transocean Drilling Segment

	Years ended
	December 31,
	2003	2002	Change	% Change
	(In millions, except day amounts and percentages)

Revenue earning days (a)	23,712	26,315	(2,603)	(10)%
Utilization (b)	69%	78%	N/A	(12)%
Average dayrate (c)	$89,400	$93,500	$(4,100)	(4)%

Contract drilling revenues	$2,118.7	$2,460.6	$(341.9)	(14)%
Other revenues	88.0	25.5	62.5	N/M
	2,206.7	2,486.1	(279.4)	(11)%
Operating and maintenance expense	1,367.9	1,291.3	76.6	6%
Depreciation	416.0	408.4	7.6	2%
Impairment loss on long-lived assets and goodwill	5.2	2,528.1	(2,522.9)	N/M
Gain from sale of assets, net	(4.9)	(2.7)	(2.2)	81%
Operating income (loss) before general and administrative expense	$422.5	$(1,739.0)	$2,161.5	124%
_________________
“N/A” means not applicable
“N/M” means not meaningful

(a)	Revenue earning day is a day for which a rig earns dayrate after commencement of operations.
(b)	Utilization is defined as the total actual number of revenue earning days as a percentage of total number of calendar days in the period.
(c)	Average dayrate is defined as contract drilling revenue earned per revenue earning day.

Due to a general deterioration in market conditions, average dayrates and utilization declined resulting in a decrease in this segment’s contract drilling revenues of approximately $337.0 million, excluding the impact of the items discussed separately below. Contract drilling revenues were also adversely impacted by approximately $35.1 million due to the labor strike in Nigeria, the riser separation incident on the Discoverer Enterprise and the electrical fire on the Peregrine I. Additional decreases of $14.1 million resulted from rigs sold, returned to owner and transferred from this segment to the TODCO segment. These decreases were partially offset by increases in contract drilling revenue of $46.6 million from a rig transferred into this segment from the TODCO segment during the second quarter of 2002 and from the Deepwater Frontier as a result of the consolidation of DDII LLC late in the second quarter of 2003. See “—Significant Events.”

Other revenues for 2003 increased $62.5 million primarily due to $82.7 million of costs incurred and billed to customers on a reimbursable basis (see “—Overview”), partially offset by a decrease of $17.9 million from the favorable settlement of a contract dispute during 2002 and a decrease in revenue from management fees as a result of the consolidation of DDII LLC late in the second quarter of 2003 and discontinued management of the Seillean.

The increase in this segment’s operating and maintenance expense was primarily due to the recognition of approximately $83.0 million in client reimbursable costs as operating and maintenance expense as a result of implementing EITF 99-19 in 2003 (see “—Overview”). In addition, expenses increased approximately $89.9 million due to costs associated with the riser separation incident on the Discoverer Enterprise, the consolidation of DDII LLC, which leased the Deepwater Frontier, the restructuring of the Nigeria defined benefit plan, costs related to the electrical fire on the Peregrine I and the transfer of a jackup rig into this segment from the TODCO segment during the second quarter of 2002 (see “—Significant Events”). Partially offsetting these increases were decreased operating and maintenance expenses of approximately $51.0 million resulting from lower activity, implementation of standardized purchasing through negotiated agreements, nationalization of our labor force in certain operating locations and headcount reductions in support groups. Operating and maintenance expenses were further reduced by $44.0 million relating to rigs sold, returned to owner or removed from drilling service during and subsequent to 2002, the settlements of a dispute and an insurance claim as well as a reduction in our insurance program expense during 2003 and costs incurred in 2002 associated with restructuring charges and a litigation provision with no comparable activity in 2003.

The increase in this segment’s depreciation expense resulted primarily from $9.1 million of additional depreciation on capital upgrades, the transfer of a rig from the TODCO segment into this segment and depreciation expense related to assets reclassified from held for sale to our active fleet during 2002 because they no longer met the criteria for assets held for sale under SFAS 144. These increases were partially offset by lower depreciation expense of $2.8 million following the sale of rigs classified as held and used during and subsequent to 2002.

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

TODCO Segment

	Years ended
	December 31,
	2003	2002	Change	% Change
	(In millions, except day amounts and percentages)

Revenue earning days (a)	10,953	9,101	1,852	20%
Utilization (b)	41%	34%	N/A	21%
Average dayrate (c)	$19,200	$20,600	$(1,400)	(7)%

Contract drilling revenues	$209.8	$187.8	$22.0	12%
Other revenues	17.8	-	17.8	N/M
	227.6	187.8	39.8	21%
Operating and maintenance expense	242.5	202.9	39.6	20%
Depreciation	92.2	91.9	0.3	N/M
Impairment loss on long-lived assets and goodwill	11.3	399.3	(388.0)	N/M
Gain from sale of assets, net	(0.9)	(1.0)	0.1	(10)%
Operating loss before general and administrative expense	$(117.5)	$(505.3)	$387.8	77%
_________________
“N/A” means not applicable
“N/M” means not meaningful

(a)	Revenue earning day is a day for which a rig earns dayrate after commencement of operations.
(b)	Utilization is defined as the total actual number of revenue earning days as a percentage of total number of calendar days in the period.
(a)	Average dayrate is defined as contract drilling revenue earned per revenue earning day.

Higher utilization in 2003 resulted in an increase in this segment’s contract drilling revenue of $42.9 million, partially offset by a decrease of $21.7 million due to lower average dayrates.

Other revenues for 2003 included $17.8 million related to costs incurred and billed to customers on a reimbursable basis. See “—Overview.”

A large portion of our operating and maintenance expense consists of employee-related costs and is fixed or only semi-variable. Accordingly, operating and maintenance expense does not vary in direct proportion to activity or dayrates.

The increase in this segment’s operating and maintenance expense was due primarily to approximately $18.0 million in client reimbursable costs as operating and maintenance expense as a result of implementing EITF 99-19 during 2003 (see “—Overview”). In addition, expenses increased due to an increase in activity of approximately $14.0 million in 2003, costs of approximately $11.0 million associated with the well control incident on inland barge Rig 62 and the fire incident on inland barge Rig 20 (see “―Significant Events”), as well as approximately $7.4 million related to a write-down of other receivables, an insurance claim provision and the consolidation of a joint venture that owns two land rigs during the third quarter of 2002. These increases were partially offset by approximately $10.9 million of reduced expense relating to our insurance program in 2003 compared to the same period in 2002, the release of a provision for doubtful accounts receivable during 2003 upon collection of amounts previously reserved, lower expenses resulting from the transfer of a jackup rig from this segment into the Transocean Drilling segment during the second quarter of 2002 and severance-related costs, other restructuring charges and compensation-related expenses incurred in 2002 with no comparable activity in 2003.

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

Total Company Results of Operations

	Years ended
	December 31,
	2003	2002	Change	% Change
	(In millions, except % change)

General and Administrative Expense	$65.3	$65.6	$(0.3)	N/M
Other (Income) Expense, net
Equity in earnings of unconsolidated subsidiaries	(5.1)	(7.8)	2.7	(35)%
Interest income	(18.8)	(25.6)	6.8	(26)%
Interest expense, net of amounts capitalized	202.0	212.0	(10.0)	(5)%
Loss on retirement of debt	15.7	−	15.7	N/M
Impairment loss on note receivable from related party	21.3	−	21.3	N/M
Other, net	3.0	0.3	2.7	N/M
Income Tax Expense (Benefit)	3.0	(123.0)	126.0	N/M
Cumulative Effect of Changes in Accounting Principles	(0.8)	1,363.7	(1,364.5)	N/M
_________________________
“N/M” means not meaningful

The decrease in general and administrative expense was primarily attributable to $9.0 million of costs related to the exchange of our newly issued notes for TODCO’s notes in March 2002 as more fully described in Note 8 to our consolidated financial statements and reduced expense related to employee benefits for 2003. Offsetting these decreases was $8.8 million in expenses relating to the TODCO IPO in 2003, of which $3.1 million was incurred and deferred in 2002.

Equity in earnings of unconsolidated subsidiaries decreased approximately $3.8 million primarily related to TODCO’s 25 percent share of losses from Delta Towing, which included TODCO’s share of non-cash impairment charges on the carrying value of Delta Towing’s fleet and a decrease in our 50 percent share of earnings from ODL, which owns the drillship Joides Resolution, as the rig came off contract in the third quarter of 2003. Offsetting these decreases was an increase in equity in earnings of $1.6 million related to our 50 percent share of earnings of DD LLC, which leased the Deepwater Pathfinder, as a result of the rig’s increased utilization and average dayrates in 2003 compared to the same period in 2002.

The decrease in interest income was primarily due to a decrease of $3.2 million in interest earned on the notes receivable from Delta Towing due largely to the establishment of a reserve in the third quarter of 2003 resulting from Delta Towing’s failure to make scheduled quarterly interest payments. Also contributing to the decrease was lower average cash balances for 2003 compared to 2002 primarily due to the utilization of cash for debt reduction and capital expenditures.

The decrease in interest expense was attributable to reductions in interest expense of $29.7 million associated with debt that was refinanced, repaid or retired during and subsequent to 2002. We also received a refund of interest in 2003 from a taxing authority compared to an interest payment in 2002 resulting in a reduction in interest expense of $2.1 million. Partially offsetting these decreases was the termination of our fixed to floating interest rate swaps in the first quarter of 2003, which resulted in a net increase in interest expense of $22.2 million (see “—Derivative Instruments”).

During 2003, we recognized a $15.7 million loss on early retirements of $888.6 million face value debt.

During 2003, we recognized a $21.3 million impairment loss on TODCO’s note receivable from Delta Towing.

We recognized a $3.5 million loss in other, net relating to the effect of foreign currency exchange rate changes on our monetary assets and liabilities primarily those denominated in Venezuelan bolivars, partially offset by the favorable effect of foreign currency exchange rate changes on a U.K. pound denominated escrow deposit.

We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. The year ended December 31, 2003 included a tax benefit of $14.6 million attributable to the favorable resolution of a non-U.S. income tax liability, partially offset by an increase in our estimated annual effective tax rate to approximately 30 percent on earnings before non-cash note receivable and other asset impairments, loss on debt retirements, TODCO IPO-related costs and Nigeria benefit plan restructuring costs compared to our effective tax rate of approximately 14 percent for 2002. The year ended December 31, 2002 included a non-U.S. tax benefit of $175.7 million attributable to the restructuring of certain non-U.S. operations.

During 2003, we recognized a $0.8 million gain as a cumulative effect of a change in accounting principle related to TODCO’s consolidation of Delta Towing at December 31, 2003 as a result of the early adoption of the FIN 46. During 2002, we recognized a $1,363.7 million goodwill impairment charge in our TODCO reporting unit as a cumulative effect of a change in accounting principle related to the implementation of SFAS 142.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. This discussion should be read in conjunction with disclosures included in the notes to our consolidated financial statements related to estimates, contingencies and new accounting pronouncements. Significant accounting policies are discussed in Note 2 to our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, materials and supplies obsolescence, investments, property and equipment, intangible assets and goodwill, income taxes, workers’ insurance, pensions and other post-retirement and employment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following are our most critical accounting policies. These policies require significant judgments and estimates used in the preparation of our consolidated financial statements. Management has discussed each of these critical accounting policies and estimates with the audit committee of the board of directors.

Allowance for doubtful accounts—We establish reserves for doubtful accounts on a case-by-case basis when we believe the required payment of specific amounts owed to us is unlikely to occur. In establishing these reserves, we consider changes in the financial position of a major customer and restrictions placed on the conversion of local currency to U.S. dollars, as well as disputes with customers regarding the application of contract provisions to our drilling operations. We derive a majority of our revenue from services to international oil companies and government-owned or government-controlled oil companies. Our receivables are concentrated in certain oil-producing countries. We generally do not require collateral or other security to support client receivables. If the financial condition of our clients was to deteriorate or their access to freely convertible currency was restricted, resulting in impairment of their ability to make the required payments, additional allowances may be required. During the years ended December 31, 2004, 2003 and 2002, we established new reserves for doubtful accounts of $10.2 million, $24.4 million and $16.6 million, respectively. Additionally, in each of the three years ended December 31, 2004, we wrote off uncollectible accounts of $6.9 million, $7.5 million and $11.4 million, respectively, all of which had been previously reserved.

Income taxes—We are a Cayman Islands company. The Cayman Islands does not impose corporate income taxes. We provide income taxes based upon the tax laws and rates in effect in the countries in which operations are conducted and income is earned. There is no expected relationship between the provision for or benefit from income taxes and income or loss before taxes because the countries have taxation regimes that vary not only with respect to nominal rate, but also in terms of the availability of deductions, credits and other benefits. Our effective tax rate is expected to fluctuate from year to year as our operations are conducted in different taxing jurisdictions and the amount of pre-tax income fluctuates.

Our annual tax provision is based on expected taxable income, statutory rates and tax planning opportunities available to us in the various jurisdictions in which we operate. The determination and evaluation of our annual tax provision and tax positions involves the interpretation of the tax laws in the various jurisdictions in which we operate and requires significant judgment and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of income, deductions and tax credits. Changes in tax laws, regulations, agreements, and treaties, foreign currency exchange restrictions or our level of operations or profitability in each jurisdiction would impact our tax liability in any given year. We also operate in many jurisdictions where the tax laws relating to the offshore drilling industry are not well developed. While our annual tax provision is based on the best information available at the time, a number of years may elapse before the ultimate tax liabilities in the various jurisdictions are determined.

We maintain reserves for estimated tax exposures in jurisdictions of operation. Our annual tax provision includes the impact of reserve provisions and changes to reserves that we consider appropriate, as well as related interest. Tax exposure items primarily include potential challenges to intercompany pricing, disposition transactions and the applicability or rate of various withholding taxes. These exposures are resolved primarily through the settlement of audits within these tax jurisdictions or by judicial means, but can also be affected by changes in applicable tax law or other factors, which could cause us to conclude a revision of past estimates is appropriate. We believe that an appropriate liability has been established for estimated exposures. However, actual results may differ materially from these estimates. We review these liabilities quarterly.

We have recently completed an IRS examination for the calendar years 1999 and 2000. The IRS has also notified us of its intent to audit our 2002 and 2003 tax years. We are also undergoing examinations in other taxing jurisdictions for various fiscal years. The liabilities associated with these examinations will ultimately be resolved when events such as the completion of audits by the taxing jurisdictions, administrative appeals procedures and/or judicial decisions occur. To the extent the audits or other events result in an adjustment to the accrued estimates, the effect would be recognized in the period of the event.

We do not believe it is possible to reasonably estimate the potential impact of changes to the assumptions and estimates identified because the resulting change to our tax liability, if any, is dependent on numerous factors which cannot be reasonably estimated. These include, among others, the amount and nature of additional taxes potentially asserted by local tax authorities; the willingness of local tax authorities to negotiate a fair settlement through an administrative process; the impartiality of the local courts; and the potential for changes in the tax paid to one country to either produce, or fail to produce, an offsetting tax change in other countries. Our experience has been that the estimates and assumptions we have used to provide for future tax assessments have proven to be appropriate. However, past experience is only a guide and the potential exists that the tax resulting from the resolution of current and potential future tax controversies may differ materially from the amounts accrued.

Judgment is required in determining whether deferred tax assets will be realized in full or in part. When it is estimated to be more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers or net operating loss carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are estimated to not be realizable. As of December 31, 2002, we had established a valuation allowance against certain deferred tax assets, primarily U.S. foreign tax credit carryforwards and certain net operating losses, in the amount of $112.3 million. We increased the valuation allowance as of December 31, 2003 to $181.8 million, and decreased it to $115.3 million as of December 31, 2004. If our facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance in any given period. Such changes could result in either a decrease or an increase in our provision for income taxes, depending on whether the change in judgment resulted in an increase or a decrease to the valuation allowance. See “—Historical 2004 compared to 2003” and “—Historical 2003 compared to 2002.” We continually evaluate strategies that could allow for the future utilization of our deferred tax assets.

We have not provided for U.S. deferred taxes on the unremitted earnings of our U.S. subsidiaries and certain foreign subsidiaries that are permanently reinvested. Should we make a distribution from the unremitted earnings of these subsidiaries, we could be required to record additional taxes. At the current time, a determination of the amount of unrecognized deferred tax liability is not practical.

We have not provided for deferred taxes in circumstances where we expect that, due to the structure of operations and applicable law, the operations in that jurisdiction will not give rise to future tax consequences. Should our expectations change regarding the expected future tax consequences, we may be required to record additional deferred taxes that could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Goodwill impairment—We perform a test for impairment of our goodwill annually as of October 1 as prescribed by SFAS 142, Goodwill and Other Intangible Assets. Because our business is cyclical in nature, goodwill could be significantly impaired depending on when the assessment is performed in the business cycle. The fair value of our reporting units is based on a blend of estimated discounted cash flows, publicly traded company multiples and acquisition multiples. Estimated discounted cash flows are based on projected utilization and dayrates. Publicly traded company multiples and acquisition multiples are derived from information on traded shares and analysis of recent acquisitions in the marketplace, respectively, for companies with operations similar to ours. Changes in the assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill. In addition to the annual review, we also test for impairment should an event occur or circumstances change that may indicate a reduction in the fair value of a reporting unit below its carrying value.

Property and equipment—Our property and equipment represents 65 percent of our total assets. We determine the carrying value of these assets based on our property and equipment accounting policies, which incorporate our estimates, assumptions, and judgments relative to capitalized costs, useful lives and salvage values of our rigs.

Our property and equipment accounting policies are also designed to depreciate our assets over their estimated useful lives. The assumptions and judgments we use in determining the estimated useful lives of our rigs reflect both historical experience and expectations regarding future operations, utilization and performance of our assets. The use of different estimates, assumptions and judgments in the establishment of property and equipment accounting policies, especially those involving the useful lives of our rigs, would likely result in materially different net book values of our assets and results of operations.

In addition, our policies are designed to appropriately and consistently capitalize costs incurred to enhance, improve and extend the useful lives of our assets and expense those costs incurred to repair and maintain the existing condition of our rigs. Capitalized costs increase the carrying values and depreciation expense of the related assets, which would also impact our results of operations.

Useful lives of rigs are difficult to estimate due to a variety of factors, including technological advances that impact the methods or cost of oil and gas exploration and development, changes in market or economic conditions, and changes in laws or regulations affecting the drilling industry. We evaluate the remaining useful lives of our rigs when certain events occur that directly impact our assessment of the remaining useful lives of the rig and include changes in operating condition, functional capability and market and economic factors. We also consider major capital upgrades required to perform certain contracts and the long-term impact of those upgrades on the future marketability when assessing the useful lives of individual rigs. A one year increase in the useful lives of all of our rigs would cause a decrease in our annual depreciation expense of approximately $32 million while a one year decrease would cause an increase in our annual depreciation expense of approximately $47 million.

We review our property and equipment for impairment when events or changes in circumstances indicate that the carrying value of such assets or asset groups may be impaired or when reclassifications are made between property and equipment and assets held for sale as prescribed by SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. Asset impairment evaluations are based on estimated undiscounted cash flows for the assets being evaluated. Supply and demand are the key drivers of rig idle time and our ability to contract our rigs at economical rates. During periods of an oversupply, it is not uncommon for us to have rigs idled for extended periods of time, which could be an indication that an asset group may be impaired. Our rigs are equipped to operate in geographic regions throughout the world. Because our rigs are mobile, we may move rigs from an oversupplied market sector to one that is more lucrative and undersupplied when it is economical to do so. As such, our rigs are considered to be interchangeable within classes or asset groups and accordingly, our impairment evaluation is made by asset group.

An impairment loss is recorded in the period in which it is determined that the aggregate carrying amount of assets within an asset group is not recoverable. This requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. In turn, these forecasts are uncertain in that they require assumptions about demand for our services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific asset groups and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions.

Pension and other postretirement benefits—Our defined benefit pension and other postretirement benefit (retiree life insurance and medical benefits) obligations and the related benefit costs are accounted for in accordance with SFAS 87, Employers’ Accounting for Pensions, and SFAS 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. Pension and postretirement costs and obligations are actuarially determined and are affected by assumptions including expected return on plan assets, discount rates, compensation increases, employee turnover rates and health care cost trend rates. We evaluate our assumptions periodically and make adjustments to these assumptions and the recorded liabilities as necessary.

Two of the most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate. We evaluate our assumptions regarding the estimated long-term rate of return on plan assets based on historical experience and future expectations on investment returns, which are calculated by our third party investment advisor utilizing the asset allocation classes held by the plan’s portfolios. We utilize the Moody’s Aa long-term corporate bond yield as a basis for determining the discount rate for our U.S. plans. Changes in these and other assumptions used in the actuarial computations could impact our projected benefit obligations, pension liabilities, pension expense and other comprehensive income. We base our determination of pension expense on a market-related valuation of assets that reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets.

For each percentage point the expected long-term rate of return assumption is lowered, pension expense would increase by approximately $2.0 million. For each one-half percentage point the discount rate is lowered, pension expense would increase by approximately $3.4 million. See “—Retirement Plans and Other Postemployment Benefits.”

Contingent liabilities—We establish reserves for estimated loss contingencies when we believe a loss is probable and the amount of the loss can be reasonably estimated. Our contingent liability reserves relate primarily to litigation, personal injury claims and potential tax assessments (see “―Income taxes”). Revisions to contingent liability reserves are reflected in income in the period in which different facts or information become known or circumstances change that affect our previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter. Should the outcome differ from our assumptions and estimates or other events result in a material adjustment to the accrued estimated reserves, revisions to the estimated reserves for contingent liabilities would be required and would be recognized in the period the new information becomes known.

The estimation of the liability for personal injury claims includes the application of a loss development factor to reserves for known claims in order to estimate our liability for claims incurred but not reported during the period. The loss development method is based on the assumption that historical patterns of loss development will continue in the future. Actual losses may vary from the estimates computed with these reserve development factors as they are dependent upon future contingent events such as court decisions and settlements.

Restructuring Charges

In September 2002, we committed to restructuring plans in France and Norway. We established a liability of approximately $4.0 million for the estimated severance-related costs associated with the involuntary termination of 24 employees pursuant to these plans. The charge was reported as operating and maintenance expense in our consolidated statements of operations related to the Transocean Drilling segment. Through December 31, 2004, approximately $3.6 million had been paid to 24 employees representing full or partial payments. In June 2003, we released the expected surplus liability of $0.3 million to operating and maintenance expense in the Transocean Drilling segment. Substantially all of the remaining liability is expected to be paid by the end of the first quarter in 2005.

Retirement Plans and Other Postemployment Benefits

Defined Benefit Pension Plans—We maintain a qualified defined benefit pension plan (the “Retirement Plan”) covering substantially all U.S. employees, and an unfunded plan (the “Supplemental Benefit Plan”) to provide certain eligible employees with benefits in excess of those allowed under the Retirement Plan. In conjunction with the R&B Falcon merger, we acquired three defined benefit pension plans, two funded and one unfunded (the “Frozen Plans”), that were frozen prior to the merger for which benefits no longer accrue but the pension obligations have not been fully paid out. We refer to the Retirement Plan, the Supplemental Benefit Plan and the Frozen Plans collectively as the “U.S. Plans.”

In addition, we provide several defined benefit plans, primarily group pension schemes with life insurance companies covering our Norway operations and two unfunded plans covering certain of our employees and former employees (the “Norway Plans”). Our contributions to the Norway Plans are determined primarily by the respective life insurance companies based on the terms of the plan. For the insurance-based plans, annual premium payments are considered to represent a reasonable approximation of the service costs of benefits earned during the period. We also have an unfunded defined benefit plan (the “Nigeria Plan”) that provides retirement and severance benefits for certain of our Nigerian employees. The benefits we provide under defined benefit pension plans are comprised of the U.S. Plans, the Norway Plans and the Nigeria Plan (collectively, the “Transocean Plans”).

	Retirement Plan	Supplemental Retirement Plan	Frozen Plans	Subtotal- U.S. Plans	Norway Plans	Nigeria Plan	Total Transocean Plans	_____
	(in millions)
Accumulated Benefit Obligation
At December 31, 2004	$115.8	$5.9	$109.1	$230.8	$38.8	$0.3	$269.9
At December 31, 2003	101.4	7.7	102.2	211.3	30.2	-	241.5

Projected Benefit Obligation
At December 31, 2004	$154.8	$8.9	$109.1	$272.8	$53.0	$0.4	$326.2
At December 31, 2003	138.1	10.9	102.2	251.2	44.2	0.1	295.5

Fair Value of Plan Assets
At December 31, 2004	$107.3	$-	$94.4	$201.7	$34.9	$-	$236.6
At December 31, 2003	95.0	-	91.3	186.3	28.1	-	214.4

Funded Status
At December 31, 2004	$(47.5)	$(8.9)	$(14.7)	$(71.1)	$(18.1)	$(0.4)	$(89.6)
At December 31, 2003	(43.1)	(10.9)	(10.9)	(64.9)	(16.1)	(0.1)	(81.1)

Net Periodic Benefit Cost (Income)
Year Ending December 31, 2004	$11.3	$1.7	$(0.7)	$12.3	$4.5	$0.2	$17.0	(a)
Year Ending December 31, 2003	10.7	1.6	(1.7)	10.6	(1.8)	13.0	21.8	(a)

Change in Accumulated Other Comprehensive Income
Year Ending December 31, 2004	$-	$1.5	$4.8	$6.3	$-	$-	$6.3
Year Ending December 31, 2003	(8.2)	1.3	(3.1)	(10.0)	-	-	(10.0)

Employer Contributions
Year Ending December 31, 2004	$5.4	$5.0	$0.4	$10.8	$2.8	$0.1	$13.7
Year Ending December 31, 2003	-	0.7	0.4	1.1	3.8	18.4	23.3

Weighted-Average Assumptions - Benefit Obligations
Discount rate
At December 31, 2004	5.50%	5.50%	5.50%		6.00%	20.00%	5.60	% (b)
At December 31, 2003	6.00%	6.00%	6.00%		6.00%	20.00%	6.25	% (b)
Rate of compensation increase
At December 31, 2004	5.45%	5.45%	-		3.50%	15.00%	5.00	% (b)
At December 31, 2003	5.45%	5.45%	-		3.50%	15.00%	5.24	% (b)

Weighted-Average Assumptions - Net Periodic Benefit Cost
Discount rate
At December 31, 2004	6.00%	6.00%	6.00%		6.00%	20.00%	6.01	% (b)
At December 31, 2003	6.50%	6.50%	6.50%		6.00%	20.00%	6.65	% (b)
Expected long-term rate of return on plan assets
At December 31, 2004	9.00%	-	9.00%		7.00%	-	8.73	% (c)
At December 31, 2003	9.00%	-	9.00%		7.00%	-	8.73	% (c)
Rate of compensation increase
At December 31, 2004	5.45%	5.45%	-		3.50%	15.00%	5.00	% (b)
At December 31, 2003	5.45%	5.45%	-		3.50%	15.00%	5.24	% (b)
______________
(a)	Pension costs were reduced by expected returns on plan assets of $19.6 million and $19.7 million for the years ended December 31, 2004 and 2003, respectively.
(b)	Weighted-average based on relative average projected benefit obligation for the year.
(c)	Weighted-average based on relative average fair value of plan assets for the year.

For the funded U.S. Plans, our funding policy consists of reviewing the funded status of these plans annually and contributing an amount at least equal to the minimum contribution required under the Employee Retirement Income Security Act of 1974 (ERISA). Employer contributions to the funded U.S. Plans are based on actuarial computations that establish the minimum contribution required under ERISA and the maximum deductible contribution for income tax purposes. A contribution of $5.4 million was made to the funded U.S. Plans during 2004. No contributions were made to the funded U.S. Plans during 2003. Contributions of $5.4 million and $1.1 million to the unfunded U.S. Plans in 2004 and 2003, respectively, were to fund benefit payments.

The $13.7 million we contributed to the Transocean Plans in 2004 was funded from our cash flows from operations.

Net periodic benefit cost for these defined benefit pension plans included the following components (in millions):

	Years ended December 31,
	2004	2003
Components of Net Periodic Benefit Cost (a)
Service cost	$16.7	$16.6
Interest cost	16.7	18.2
Expected return on plan assets	(19.6)	(19.7)
Amortization of transition obligation	0.3	0.3
Amortization of prior service cost	0.6	1.3
Recognized net actuarial losses	2.3	0.4
SFAS 88 settlements/curtailments	-	4.7
Benefit cost	$17.0	$21.8
______________
(a) Amounts are before income tax effect.

Plan assets of the funded Transocean Plans have been favorably impacted by a substantial rise in world equity markets during 2004 and an allocation of approximately 55 percent of plan assets to equity securities. Debt securities and other investments also experienced increased values, but to a lesser extent. During 2004, the market value of the investments in the Transocean Plans increased by $22.1 million, or 10.3 percent. The increase is due to net investment gains of $22.6 million, primarily in the funded U.S. Plans, resulting from the favorable performance of equity markets in 2004, partially offset by benefit plan payments of $17.4 million from these plans. We expect to contribute $3.0 million to the Transocean Plans in 2005, comprised of an estimated $0.6 million to fund expected benefit payments for the unfunded U.S. Plans and Nigeria Plan, and an estimated $2.4 million for the funded Norway Plans. We expect the required contributions will be funded from cash flow from operations. We have generated unrecognized net actuarial losses due to the effect of the unfavorable performance in previous years of the plan assets of the funded Transocean Plans. As of December 31, 2004, we had cumulative losses of $80.5 million that remain to be recognized in the calculation of the market-related value of assets. These unrecognized net actuarial losses may result in increases in our future pension expense depending on several factors, including whether such losses at each measurement date exceed certain amounts in accordance with SFAS 87, Employers’ Accounting for Pensions.

The following pension benefits payments which reflect expected future service, as appropriate, are expected to be paid by the Transocean Plans (in millions):

Years ending December 31,

2005	$13.5
2006	13.9
2007	14.4
2008	15.1
2009	15.7
Thereafter	118.5

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

Two of the most critical assumptions used in calculating our pension expense and liabilities are the expected long-term rate of return on plan assets and the assumed discount rate. During 2002, we recorded a non-cash minimum pension liability adjustment related to the U.S. Plans that resulted in a charge to other comprehensive income of $45.7 million ($32.5 million, net of tax). This charge was attributable primarily to the decline in the market value of the funded U.S. Plans’ assets and increased benefit obligations associated with a reduction in the discount rate that resulted in the value of the funded U.S. Plans’ assets being less than the accumulated benefit obligation. In 2003, the increase in the fair value of plan assets more than offset the effect of the decrease in the discount rate resulting in a decrease in the minimum pension liability of $10.0 million ($9.3 million, net of tax). In 2004, the effect of the decrease in the discount rate offset the increases in the fair value of plan assets resulting in an increase in the minimum pension liability of $6.3 million ($4.1 million, net of tax). At December 31, 2004, the minimum pension liability included in other comprehensive income was $42.0 million ($27.3 million, net of tax). The minimum pension liability adjustments did not impact our results of operations during 2002, 2003 or 2004, nor did these adjustments affect our ability to meet any financial covenants related to our debt facilities.

Our expected long-term rate of return on plan assets for the funded U.S. Plans was 9.0 percent as of December 31, 2004 and 2003. The expected long-term rate of return on plan assets was developed by reviewing each plan's targeted asset allocation and asset class long-term rate of return expectations. We regularly review our actual asset allocation and periodically rebalance plan assets as appropriate. For the U.S. Plans, we discounted our future pension obligations using a rate of 5.5 percent at December 31, 2004, 6.0 percent at December 31, 2003 and 6.5 percent at December 31, 2002. We expect pension expense related to the Transocean Plans for 2005 to increase by approximately $5.2 million primarily due to the change in discount rate assumptions.

During 2003, we terminated all Nigerian employees, which resulted in the payment of all accrued benefits under the Nigeria Plan. Approximately 80 of these employees were made redundant during 2003, while the remaining employees not considered redundant were rehired under a new plan. In accordance with the provisions of SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits, this resulted in a partial plan curtailment and a plan settlement. We paid approximately $17.0 million in severance benefits under the Nigeria Plan during 2003 as a result of these events. In accordance with SFAS 88, we accounted for these events as a plan restructuring and recorded a net settlement expense of $10.4 million, as well as a $4.6 million liability. This liability will reduce future pension expense related to the Nigeria Plan as it will be recognized over the expected service term of the related employees. Pension expense for the Nigeria Plan was $0.2 million in 2004 and represented a 98.7 percent decrease as compared to the 2003 plan expenses (excluding the settlement related expenses discussed above).

Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plans will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Postretirement Benefits Other Than Pensions―We have several unfunded contributory and noncontributory postretirement benefit plans covering substantially all of our U.S. employees. Funding of benefit payments for plan participants will be made as costs are incurred. Net periodic benefit cost for these other postretirement plans included the following components (in millions):

	Years ended December 31,
	2004	2003
Components of Net Periodic Benefit Cost (a)
Service cost	$1.0	$2.0
Interest cost	2.1	3.4
Amortization of prior service cost	(2.3)	0.3
Recognized net actuarial losses	1.5	1.3
Settlements/curtailments	-	(0.6)
Benefit cost	$2.3	$6.4
______________
(a) Amounts are before income tax effect.

The following postretirement benefits payments are expected to be paid (in millions):

Years ending December 31,

2005	$1.4
2006	1.5
2007	1.6
2008	1.7
2009	1.8
Thereafter	10.7

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law. The Medicare Act introduced two new features to Medicare that employers must consider in determining the effect of the Medicare Act on their accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost: (i) a subsidy based on 28 percent of an individual beneficiary’s annual prescription drug costs between $250 and $5,000, and (ii) the opportunity for a retiree to obtain a prescription drug benefit under Medicare that is at least actuarially equivalent to Medicare Part D.

In May 2004, the FASB staff issued FASB Staff Position (“FSP”) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. We adopted FSP 106-2, effective July 1, 2004, accounting for these new features in the Medicare Act prospectively as an actuarial gain to be amortized into income over the average remaining service period of the plan participants. The adoption of these requirements did not have a material impact on our consolidated financial position, results of operations or cash flows for the year ended December 31, 2004.

Off-Balance Sheet Arrangement

We lease the semisubmersible rig M. G. Hulme, Jr. from Deep Sea Investors, a special purpose entity formed by several leasing companies to acquire the rig from one of our subsidiaries in November 1995 in a sale/leaseback transaction. We are obligated to pay rent of approximately $11.9 million in 2005. In November 2004 we gave notice to Deep Sea Investors of our intent to purchase the rig under the lease purchase option at the end of the lease term in November 2005. Based on this notice, we are now obligated to purchase the rig and we have agreed to a purchase price of $35.7 million. The lease does not require that collateral be maintained or contain any credit rating triggers.

Effective December 31, 2003, we adopted and applied the provisions of FIN 46, as revised December 31, 2003, for all variable interest entities. FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Because the sale/leaseback agreement is with an entity in which we have no direct investment, we are not entitled to receive the financial information of the leasing entity and the equity holders of the leasing company will not release the financial statements or other financial information to us in order for us to make the determination of whether the entity is a variable interest entity. In addition, without the financial statements or other financial information, we are unable to determine if we are the primary beneficiary of the entity and, if so, what we would consolidate. We have no exposure to loss as a result of the sale/leaseback agreement. We currently account for the lease of this semisubmersible drilling rig as an operating lease.

Related Party Transactions

ODL—We own a 50 percent interest in an unconsolidated joint venture company, ODL. ODL owns the Joides Resolution, for which we provide certain operational and management services. In 2004, we earned $2.4 million for those services. Siem Offshore Inc. owns the other 50 percent interest in ODL. Our director Kristian Siem, is the chairman of Siem Offshore Inc. and is also a director and officer of ODL. Mr. Siem is also chairman and chief executive officer of Siem Industries, Inc., which owns an approximate 45 percent interest in Siem Offshore Inc.

TODCO—We own a 22 percent interest in TODCO (see “—Significant Events”). We entered into a transition services agreement under which we provide specified administrative support to TODCO during the transitional period following the closing of the TODCO IPO. TODCO provides specified administrative support on our behalf for rig operations in Trinidad and Venezuela. Prior to the deconsolidation of TODCO, amounts we earned under the transition services agreement and amounts we incurred for administrative support from TODCO were eliminated upon consolidation. As a result of our deconsolidation of TODCO, amounts earned under the transition services agreement are reflected in other revenues and amounts incurred for administrative support are reflected in operating and maintenance expense in our consolidated statement of operations. Amounts recorded between us and TODCO subsequent to the deconsolidation of TODCO on December 17, 2004 were not material. At December 31, 2004, we had payables related to the administrative support TODCO provides of $0.3 million, which is included in accounts payable in the consolidated balance sheet. At December 31, 2004, we had a long-term payable related to our indemnification of certain TODCO non-U.S. income tax liabilities of $11.2 million, which is included in other long-term liabilities in the consolidated balance sheet. Although the ultimate amount of the indemnification could vary and we cannot predict or provide assurance as to the final outcome, we do not expect the liability, if any, resulting from the indemnification to have a material adverse effect on our current consolidated financial position, results of operations and cash flows. Until April 2005, we also guarantee $11.9 million of TODCO’s surety bonds, which TODCO has collateralized.

Separation of TODCO

Master Separation Agreement with TODCO—We entered into a master separation agreement with TODCO that provides for the completion of the separation of TODCO’s business from ours. It also governs aspects of the relationship between us and TODCO following the TODCO IPO. The master separation agreement provides for cross-indemnities that generally place financial responsibility on TODCO and its subsidiaries for all liabilities associated with the businesses and operations falling within the definition of TODCO’s business, and that generally place financial responsibility for liabilities associated with all of our businesses and operations with us, regardless of the time those liabilities arise.

Under the master separation agreement we also agreed to generally release TODCO, and TODCO agreed to generally release us, from any liabilities that arose prior to the closing of the TODCO IPO, including acts or events that occurred in connection with the separation or the TODCO IPO provided that specified ongoing obligations and arrangements between TODCO and our company are excluded from the mutual release.

The master separation agreement defines the TODCO business to generally mean contract drilling and similar services for oil and gas wells using jackup, submersible, barge and platform drilling rigs in the U.S. Gulf of Mexico and U.S. inland waters; contract drilling and similar services for oil and gas wells in and offshore Mexico, Trinidad, Colombia and Venezuela; and TODCO’s joint venture interest in Delta Towing. Our business is generally defined to include all of the businesses and activities not defined as the TODCO business and specifically includes contract drilling and similar services for oil and gas wells using semisubmersibles and drillships in the U.S. Gulf of Mexico; contract drilling and similar services for oil and gas wells in geographic regions outside of the U.S. Gulf of Mexico, U.S. inland waters, Mexico, Colombia, Trinidad and Venezuela; oil and gas exploration and production activities; coal production activities; and the turnkey drilling business that TODCO formerly operated in the U.S. Gulf of Mexico and offshore Mexico.

The master separation agreement also contains several provisions regarding TODCO’s corporate governance and accounting practices that apply as long as we own specified percentages of TODCO’s common stock. As long as we own shares representing at least 10 percent of the voting power of TODCO’s outstanding voting stock, we have the right to designate for nomination a number of directors proportionate to our voting power and designate one member of any committee of TODCO’s board of directors.

Tax Sharing Agreement with TODCO—Our wholly owned subsidiary, Transocean Holdings Inc. (“Transocean Holdings”), entered into a tax sharing agreement with TODCO in connection with the TODCO IPO. The tax sharing agreement governs Transocean Holdings’ and TODCO’s respective rights, responsibilities and obligations with respect to taxes and tax benefits, the filing of tax returns, the control of audits and other tax matters. Under this agreement, most U.S. federal, state, local and foreign income taxes and income tax benefits (including income taxes and income tax benefits attributable to the TODCO business) that accrued on or before the closing of the TODCO IPO will be for the account of Transocean Holdings. Accordingly, Transocean Holdings generally is liable for any income taxes that accrued on or before the closing of the TODCO IPO, but TODCO generally must pay Transocean Holdings for the amount of any income tax benefits created on or before the closing of the TODCO IPO (“pre-closing tax benefits”) that it uses or absorbs on a return with respect to a period after the closing of the TODCO IPO. As of December 31, 2004, TODCO is estimated to have approximately $375 million of pre-closing tax benefits subject to its obligation to reimburse Transocean Holdings, after elimination of those benefits TODCO expects to use in connection with its separation from Transocean Holdings. The ultimate amount will depend on many factors, including the ultimate allocation of tax benefits between TODCO and our other subsidiaries under applicable law and taxable income for calendar year 2004. Income taxes and income tax benefits accruing after the closing of the TODCO IPO, to the extent attributable to Transocean Holdings or its affiliates (other than TODCO or its subsidiaries), generally will be for the account of Transocean Holdings and, to the extent attributable to TODCO or its subsidiaries, generally will be for the account of TODCO. However, TODCO will be responsible for all taxes, other than income taxes, attributable to the TODCO business, whether accruing before, on or after the closing of the TODCO IPO.

Exceptions to the general allocation rules discussed above may apply with respect to specific tax items or under special circumstances, including in circumstances where TODCO’s use or absorption of any pre-closing tax benefit defers or precludes its use or absorption of any income tax benefit created after the closing of the TODCO IPO or arises out of or relates to the alternative minimum tax provisions of the U.S. Internal Revenue Code. In addition, TODCO generally must pay Transocean Holdings for any tax benefits otherwise attributable to TODCO that result from the delivery by Transocean or its subsidiaries, after the closing of the TODCO IPO, of stock of Transocean to an employee of TODCO in connection with the exercise of an employee stock option. If any person other than Transocean or its subsidiaries becomes the beneficial owner of greater than 50 percent of the aggregate voting power of TODCO’s outstanding voting stock, TODCO will be deemed to have used or absorbed all pre-closing tax benefits and generally will be required to pay Transocean Holdings a specified amount for these pre-closing tax benefits at the time the requisite voting power is attained. Moreover, if any of TODCO’s subsidiaries that join with TODCO in the filing of consolidated returns ceases to join in the filing of such returns, TODCO will be deemed to have used that portion of the pre-closing tax benefits attributable to that subsidiary following the cessation, and TODCO generally will be required to pay Transocean Holdings a specified amount for this deemed tax benefit at the time such subsidiary ceases to join in the filing of such returns.

Other Agreements with TODCO—In addition to the agreements described above, we also entered into the following agreements with TODCO:  (1) a transition services agreement under which we will provide specified administrative support during the transitional period following the closing of the TODCO IPO, (2) an employee matters agreement that allocates specified assets, liabilities and responsibilities relating to TODCO’s current and former employees and their participation in our benefit plans under which we have generally agreed to indemnify TODCO for employment liabilities arising from any acts of our employees or from claims by our employees against TODCO and for liabilities relating to benefits for our employees (and TODCO has generally agreed to similarly indemnify us) and (3) a registration rights agreement under which TODCO has agreed to register the sale of shares of TODCO’s common stock held by us under the Securities Act of 1933, as amended, and granted us “piggy-back” registration rights.

New Accounting Pronouncements

In April 2004, the FASB issued FSP 129-1, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities, which applies to all contingently convertible securities and became effective the date of issue. The FSP requires disclosure of the nature of the contingency and the potential impact of conversion on the financial statements, particularly the impact on earnings per share, and whether the securities have been included in the entity’s calculation of diluted earnings per share. The implementation of this FSP did not have an effect on our consolidated financial statements and related notes thereto as our disclosures are in accordance with the disclosure requirements as stated in this FSP.

In September 2004, the EITF of the FASB reached a consensus on issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share (“EITF 04-08”), which is effective for reporting periods ending after December 15, 2004. Contingently convertible instruments within the scope of EITF 04-08 are instruments that contain conversion features that are contingently convertible or exercisable based on (a) a market price trigger or (b) multiple contingencies if one of the contingencies is a market price trigger for which the instrument may be converted or share settled based on meeting a specified market condition. EITF 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. In addition, prior period earnings per share amounts presented for comparative purposes must be restated. We adopted EITF 04-08 as of December 31, 2004 and the adoption did not have an effect on our earnings per share for the years ended December 31, 2004, 2003 and 2002.

In December 2004, the FASB issued SFAS 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. While the approach in SFAS 123(R) is similar to the approach described in SFAS 123, SFAS 123(R) requires recognition in the income statement of all share-based payments to employees, including grants of employee stock options, based on their fair values and pro forma disclosure is no longer an alternative. SFAS 123(R) requires adoption no later than July 1, 2005.

SFAS 123(R) permits adoption using one of two methods: (i) a modified prospective method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS 123(R) (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date or (ii) a modified retrospective method, which includes the requirements of the modified prospective method but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

Although we will adopt SFAS 123(R) effective July 1, 2005, we have not determined which method we will use. We adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the modified prospective method as described in SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. While we currently use the Black-Scholes formula to estimate the value of stock options granted to employees, which is an acceptable share-based award valuation model, we may choose some other model that is also acceptable in determining fair value of stock awards upon adoption of SFAS 123(R). Because SFAS 123(R) must be applied to unvested awards granted and accounted for under APB 25, any additional compensation costs not previously recognized under SFAS 123 will be recognized under SFAS 123(R). Our unvested APB 25 options will vest in the third quarter of 2005. If we adopt SFAS 123(R) using the modified prospective method, the impact would not be material to our consolidated financial position, results of operations or cash flows. If we adopt using the modified retrospective method, the impact of those amounts would approximate the amounts described in our pro forma net income and earnings per share disclosure in Note 2 to our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data” included elsewhere in this annual report. In addition to the compensation cost recognition requirements, SFAS 123(R) also requires the tax deduction benefits for an award in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow, which is currently required under SFAS 95. While we cannot estimate what these amounts will be in the future (because they depend on, among other things, when employees exercise stock options), we recognized operating cash flows related to the tax deduction benefits of $5.9 million, $0.3 million and $0.3 million in 2004, 2003 and 2002, respectively.

Risk Factors

Our business depends on the level of activity in the oil and gas industry, which is significantly affected by volatile oil and gas prices.

Our business depends on the level of activity in oil and gas exploration, development and production in market sectors worldwide, with the U.S. and international offshore areas being our primary market sectors. Oil and gas prices and market expectations of potential changes in these prices significantly affect this level of activity. However, higher commodity prices do not necessarily translate into increased drilling activity since our customers' expectations of future commodity prices typically drive demand for our rigs. Worldwide military, political and economic events have contributed to oil and gas price volatility and are likely to do so in the future. Oil and gas prices are extremely volatile and are affected by numerous factors, including the following:

•	worldwide demand for oil and gas,

•	the ability of the Organization of Petroleum Exporting Countries, commonly called “OPEC,” to set and maintain production levels and pricing,

•	the level of production in non-OPEC countries,

•	the policies of various governments regarding exploration and development of their oil and gas reserves,

•	advances in exploration and development technology, and

•
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

Our operations are subject to the usual hazards inherent in the drilling of oil and gas wells, such as blowouts, reservoir damage, and loss of production, loss of well control, punchthroughs, craterings and natural disasters such as hurricanes and fires. The occurrence of these events could result in the suspension of drilling operations, damage to or destruction of the equipment involved and injury or death to rig personnel. We may also be subject to personal injury and other claims of rig personnel as a result of our drilling operations. Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, and failure of subcontractors to perform or supply goods or services or personnel shortages. In addition, offshore drilling operators are subject to perils peculiar to marine operations, including capsizing, grounding, collision and loss or damage from severe weather. Damage to the environment could also result from our operations, particularly through oil spillage or extensive uncontrolled fires. We may also be subject to property, environmental and other damage claims by oil and gas companies. Our insurance policies and contractual rights to indemnity may not adequately cover losses, and we may not have insurance coverage or rights to indemnity for all risks.

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

Our non-U.S. operations involve additional risks not associated with our U.S. operations.

We operate in various regions throughout the world that may expose us to political and other uncertainties, including risks of:

•	terrorist acts, war and civil disturbances;
•	expropriation or nationalization of equipment;and
•	the inability to repatriate income or capital.

We are protected to a substantial extent against loss of capital assets, but generally not loss of revenue, from most of these risks through insurance, indemnity provisions in our drilling contracts, or both. The necessity of insurance coverage for risks associated with political unrest, expropriation and environmental remediation for operating areas not covered under our existing insurance policies is evaluated on an individual contract basis. Although we maintain insurance in the areas in which we operate, pollution and environmental risks generally are not totally insurable. If a significant accident or other event occurs and is not fully covered by insurance or a recoverable indemnity from a client, it could adversely affect our consolidated financial position, results of operations or cash flows. Moreover, no assurance can be made that we will be able to maintain adequate insurance in the future at rates we consider reasonable or be able to obtain insurance against certain risks, particularly in light of the instability and developments in the insurance markets following the recent terrorist attacks. As of February 28, 2005, all areas in which we were operating were covered by existing insurance policies.

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

A change in tax laws of any country in which we operate could result in a higher tax rate on our worldwide earnings.

We operate worldwide through our various subsidiaries. Consequently, we are subject to changing taxation policies in the jurisdictions in which we operate, which could include policies directed toward companies organized in jurisdictions with low tax rates. A material change in the tax laws of any country in which we have significant operations, including the U.S., could result in a higher effective tax rate on our worldwide earnings. In addition, our income tax returns are subject to review and examination in various jurisdictions in which we operate. See “—Outlook” and “—Critical Accounting Policies and Estimates—Income Taxes.”

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

On January 31, 2005, approximately 15 percent of our employees and contracted labor worldwide worked under collective bargaining agreements, most of whom worked in Norway, U.K. and Nigeria. Of these represented individuals, substantially all are working under agreements that are subject to salary negotiation in 2005. These negotiations could result in higher personnel expenses, other increased costs or increased operating restrictions.

Our chief executive officer and nonemployee directors who also serve as directors of TODCO may have potential conflicts of interest as to matters relating to TODCO and Transocean.

Our chief executive officer is a director of TODCO, and two of our nonemployee directors are also directors of TODCO. As a result of their positions, these directors may have potential conflicts of interest as to matters relating to TODCO and Transocean. In connection with any transaction or other relationship involving the two companies, these directors may need to recuse themselves and not participate in any board action relating to these transactions or relationships. In addition, our interests may conflict with those of TODCO in a number of areas relating to our past and ongoing relationships. We may not be able to resolve any potential conflicts with TODCO and, even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated third party.

Compliance with or breach of environmental laws can be costly and could limit our operations.

Our operations are subject to regulations controlling the discharge of materials into the environment, requiring removal and cleanup of materials that may harm the environment or otherwise relating to the protection of the environment. For example, as an operator of mobile offshore drilling units in navigable U.S. waters and some offshore areas, we may be liable for damages and costs incurred in connection with oil spills related to those operations. Laws and regulations protecting the environment have become more stringent in recent years, and may in some cases impose strict liability, rendering a person liable for environmental damage without regard to negligence. These laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Forward-Looking Information

The statements included in this annual report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that we or management “anticipates,” “believes,” “budgets,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “predicts,” or “projects” a particular result or course of events, or that such result or course of events “could,” “might,” “may,” “scheduled” or “should” occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this annual report include, but are not limited to, statements involving contract commencements, revenues, expenses, commodity prices, customer drilling programs, supply and demand, utilization rates, dayrates, planned shipyard projects and rig mobilizations and their effects, rig relocations, expected downtime, future activity in the deepwater, mid-water and the shallow and inland water market sectors, market outlook for our various geographical operating sectors, capacity constraints for fifth-generation rigs, rig classes and business segments, plans to dispose of our remaining interest in TODCO, the valuation allowance for deferred net tax assets of TODCO, intended reduction of debt, planned asset sales, timing of asset sales, proceeds from asset sales, our effective tax rate, the purchase of the M.G. Hulme, Jr., changes in tax laws, treaties and regulations, our Sarbanes-Oxley Section 404 process, our other expectations with regard to market outlook, operations in international markets, expected capital expenditures, results and effects of legal proceedings and governmental audits and assessments, adequacy of insurance, liabilities for tax issues, liquidity, cash flow from operations, adequacy of cash flow for our obligations, effects of accounting changes, pension plan contributions and the timing and cost of completion of capital projects. Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to, those described under “—Risk Factors” above, the adequacy of sources of liquidity, the effect and results of litigation, audits and contingencies and other factors discussed in this annual report and in the Company's other filings with the SEC, which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term and short-term debt. The table below presents scheduled debt and related weighted-average interest rates for each of the years ended December 31 relating to debt as of December 31, 2004.

At December 31, 2004 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a) (b)							Fair Value
	2005	2006	2007	2008	2009	Thereafter	Total	12/31/04
Total debt
Fixed rate	$19.6	$400.0	$100.0	$266.8	$-	$1,603.8	$2,390.2	$2,702.5
Average interest rate	7.3%	1.5%	7.5%	6.7%	-	7.1%	6.1%
__________________________
(a)
Maturity dates of the face value of our debt assumes the put options on the 1.5% Convertible Debentures, 7.45% Notes and Zero Coupon Convertible Debentures will be exercised in May 2006, April 2007 and May 2008, respectively.

(b)	Expected maturity amounts are based on the face value of debt.

At December 31, 2004, we had no variable rate debt and as such interest expense had no exposure to changes in interest rates. However, a large part of our cash investments would earn commensurately higher rates of return if interest rates increase. Using December 31, 2004 cash investment levels, a one percent increase in interest rates would result in approximately $3.8 million of additional interest income per year.

Foreign Exchange Risk

Our international operations expose us to foreign exchange risk. We use a variety of techniques to minimize the exposure to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies typically have not had a material impact on overall results. In situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. At December 31, 2004, we had no open foreign exchange derivative contracts.

ITEM 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

 Management of Transocean Inc. (the “Company” or “our”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control over financial reporting includes the controls themselves, monitoring (including internal auditing practices), and actions taken to correct deficiencies as identified.

There are inherent limitations to the effectiveness of internal control over financial reporting, however well designed, including the possibility of human error and the possible circumvention or overriding of controls. The design of an internal control system is also based in part upon assumptions and judgments made by management about the likelihood of future events, and there can be no assurance that an internal control will be effective under all potential future conditions. As a result, even an effective system of internal controls can provide no more than reasonable assurance with respect to the fair presentation of financial statements and the processes under which they were prepared.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria for internal control over financial reporting described in Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on this assessment, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, an independent registered public accounting firm, audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. Their report included elsewhere herein expresses an unqualified opinion on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Transocean Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Transocean Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Transocean Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Transocean Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Transocean Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Transocean Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Transocean Inc.

We have audited the accompanying consolidated balance sheets of Transocean Inc. and Subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transocean Inc. and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 effective January 1, 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tranocean Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 14, 2005

TRANSOCEAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
	Years ended December 31,
	2004		2003		2002

Operating Revenues
Contract drilling revenues		$2,416.4		$2,328.5	$2,648.4
Other revenues		197.5		105.8	25.5
		2,613.9		2,434.3	2,673.9
Costs and Expenses
Operating and maintenance		1,726.3		1,610.4	1,494.2
Depreciation		524.6		508.2	500.3
General and administrative		67.0		65.3	65.6
Impairment loss on long-lived assets and goodwill		−		16.5	2,927.4
Gain from sale of assets, net		(31.9)		(5.8)	(3.7)
		2,286.0		2,194.6	4,983.8
Operating Income (Loss)		327.9		239.7	(2,309.9)

Other Income (Expense), net
Equity in earnings of unconsolidated subsidiaries		9.2		5.1	7.8
Interest income		9.3		18.8	25.6
Interest expense		(171.7)		(202.0)	(212.0)
Gain from TODCO offerings		308.8		−	−
Non-cash TODCO tax sharing agreement charge		(167.1)		−	−
Loss on retirement of debt		(76.5)		(15.7)	−
Impairment loss on note receivable from related party		−		(21.3)	−
Other, net		0.4		(3.0)	(0.3)
		(87.6)		(218.1)	(178.9)
Income (Loss) Before Income Taxes, Minority Interest and
Cumulative Effect of Changes in Accounting Principles		240.3		21.6	(2,488.8)
Income Tax Expense (Benefit)		91.3		3.0	(123.0)
Minority Interest		(3.2)		0.2	2.4
Income (Loss) Before Cumulative Effect of Changes in Accounting Principles		152.2		18.4	(2,368.2)
Cumulative Effect of Changes in Accounting Principles		−		0.8	(1,363.7)
Net Income (Loss)		$152.2		$19.2	$(3,731.9)

Basic and Diluted Earnings (Loss) Per Share
Income (Loss) Before Cumulative Effect of Changes in Accounting Principles		$0.47		$0.06	$(7.42)
Cumulative Effect of Changes in Accounting Principles		−		−	(4.27)
Net Income (Loss)		$0.47		$0.06	$(11.69)

Weighted Average Shares Outstanding
Basic		320.9		319.8	319.1
Diluted		325.2		321.4	319.1

Dividends Paid Per Share	$	−	$	−	$0.06

See accompanying notes.

TRANSOCEAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years ended December 31,
	2004	2003	2002

Net Income (Loss)	$152.2	$19.2	$(3,731.9)
Other Comprehensive Income (Loss), net of tax
Amortization of gain on terminated interest rate swaps	(0.2)	(0.2)	(0.3)
Change in unrealized loss on securities available for sale	0.1	0.2	-
Change in share of unrealized loss in unconsolidated joint venture’s interest rate swaps (net of tax expense (benefit) of $1.1 and $(1.1) for the years ended December 31, 2003 and 2002, respectively)	−	2.0	3.6
Minimum pension liability adjustments (net of tax expense (benefit) of $(2.2), $0.7 and $(13.2) for the years ended December 31, 2004, 2003 and 2002, respectively)	(4.1)	9.3	(32.5)
Other Comprehensive Income (Loss)	(4.2)	11.3	(29.2)
Total Comprehensive Income (Loss)	$148.0	$30.5	$(3,761.1)

See accompanying notes.

TRANSOCEAN INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2004	2003
ASSETS
Cash and Cash Equivalents	$451.3	$474.0
Accounts Receivable, net
Trade	426.5	435.3
Other	15.5	45.0
Materials and Supplies, net	144.7	152.0
Deferred Income Taxes, net	19.0	41.0
Other Current Assets	52.1	31.6
Total Current Assets	1,109.1	1,178.9

Property and Equipment	9,732.9	10,673.0
Less Accumulated Depreciation	2,727.7	2,663.4
Property and Equipment, net	7,005.2	8,009.6
Goodwill	2,251.9	2,230.8
Investments in and Advances to Unconsolidated Subsidiaries	109.2	5.5
Deferred Income Taxes	43.8	28.2
Other Assets	239.1	209.6
Total Assets
	$10,758.3	$11,662.6

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable	$180.8	$146.1
Accrued Income Taxes	17.1	57.2
Debt Due Within One Year	19.4	45.8
Other Current Liabilities	213.0	262.0
Total Current Liabilities	430.3	511.1

Long-Term Debt	2,462.1	3,612.3
Deferred Income Taxes, net	124.1	42.8
Other Long-Term Liabilities	345.2	299.4
Total Long-Term Liabilities	2,931.4	3,954.5

Commitments and Contingencies

Minority Interest	4.0	4.4

Preference Shares, $0.10 par value; 50,000,000 shares authorized, none issued and outstanding	−	−
Ordinary Shares, $0.01 par value; 800,000,000 shares authorized, 321,533,998 and 319,926,500 shares issued and outstanding at December 31, 2004 and 2003, respectively	3.2	3.2
Additional Paid-in Capital	10,695.8	10,643.8
Accumulated Other Comprehensive Loss	(24.4)	(20.2)
Retained Deficit	(3,282.0)	(3,434.2)
Total Shareholders' Equity	7,392.6	7,192.6
Total Liabilities and Shareholders' Equity	$10,758.3	$11,662.6

See accompanying notes.

TRANSOCEAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)

				Accumulated
			Additional	Other	Retained
	Ordinary Shares		Paid-in	Comprehensive	Earnings	Total
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity

Balance at December 31, 2001	318.8	$3.2	$10,611.7	$(2.3)	$297.7	$10,910.3
Net loss	-	-	-	-	(3,731.9)	(3,731.9)
Issuance of ordinary shares under
stock-based compensation plans	0.4	-	10.9	-	-	10.9
Cash dividends ($0.06 per share)	-	-	-	-	(19.2)	(19.2)
Gain on terminated interest rate swaps	-	-	-	(0.3)	-	(0.3)
Other comprehensive income
related to joint venture	-	-	-	3.6	-	3.6
Minimum pension liability	-	-	-	(32.5)	-	(32.5)
Other	-	-	0.5	-	-	0.5

Balance at December 31, 2002	319.2	3.2	10,623.1	(31.5)	(3,453.4)	7,141.4
Net income	-	-	-	-	19.2	19.2
Issuance of ordinary shares under
stock-based compensation plans	0.7	-	14.0	-	-	14.0
Gain on terminated interest rate swaps	-	-	-	(0.2)	-	(0.2)
Fair value adjustment on marketable
securities held for sale	−	−	−	0.2	−	0.2
Other comprehensive income
related to joint venture	-	-	-	2.0	-	2.0
Minimum pension liability	-	-	-	9.3	-	9.3
Other	-	-	6.7	-	-	6.7

Balance at December 31, 2003	319.9	3.2	10,643.8	(20.2)	(3,434.2)	7,192.6
Net income	-	-	-	-	152.2	152.2
Issuance of ordinary shares under
stock-based compensation plans	1.6	-	38.1	-	-	38.1
Gain on terminated interest rate swaps	-	-	-	(0.2)	-	(0.2)
Fair value adjustment on marketable
securities held for sale	−	−	−	0.1	−	0.1
Minimum pension liability	-	-	-	(4.1)	-	(4.1)
Other	-	-	13.9	-	-	13.9

Balance at December 31, 2004	321.5	$3.2	$10,695.8	$(24.4)	$(3,282.0)	$7,392.6

See accompanying notes.

TRANSOCEAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities
Net income (loss)	$152.2	$19.2	$(3,731.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	524.6	508.2	500.3
Stock-based compensation expense	25.3	6.3	0.8
Impairment loss on goodwill	−	−	4,239.7
Deferred income taxes	18.1	(98.5)	(224.4)
Equity in earnings of unconsolidated subsidiaries	(9.2)	(5.1)	(7.8)
Net (gain) loss from disposal of assets	(19.2)	13.4	3.9
Gain from TODCO offerings	(308.8)	−	−
Non-cash TODCO tax sharing agreement charge	167.1	−	−
Loss on retirement of debt	76.5	15.7	−
Impairment loss on long-lived assets	−	16.5	51.4
Impairment loss on note receivable from related party	−	21.3	−
Amortization of debt-related discounts/premiums, fair value
adjustments and issue costs, net	(21.2)	(24.3)	6.2
Deferred income, net	37.8	4.4	(5.5)
Deferred expenses, net	(22.0)	(33.2)	(20.0)
Tax benefit from exercise of stock options	5.9	0.3	0.3
Other long-term liabilities	10.2	10.8	17.1
Other, net	(6.1)	8.8	(12.1)
Changes in operating assets and liabilities
Accounts receivable	(29.3)	19.8	179.4
Accounts payable and other current liabilities	6.3	6.5	(78.8)
Income taxes receivable/payable, net	1.2	27.8	8.9
Other current assets	(5.3)	7.5	11.5
Net Cash Provided by Operating Activities	604.1	525.4	939.0

Cash Flows from Investing Activities
Capital expenditures	(127.0)	(493.8)	(141.0)
Note issued to related party	−	(46.1)	−
Payments received from note issued to related party	−	46.1	−
Deepwater Drilling II L.L.C.’s cash acquired, net of cash paid	−	18.1	-
Deepwater Drilling L.L.C.’s cash acquired	−	18.6	-
Proceeds from disposal of assets, net	50.4	8.4	88.3
Proceeds from TODCO offerings	683.6	−	-
Reduction of cash from the deconsolidation of TODCO	(68.6)	−	-
Joint ventures and other investments, net	10.4	3.3	7.4
Net Cash Provided by (Used in) Investing Activities	548.8	(445.4)	(45.3)

See accompanying notes.

TRANSOCEAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years ended December 31,
	2004	2003	2002
Cash Flows from Financing Activities
Net repayments under commercial paper program	−	−	(326.4)
Net borrowings (repayments) on revolving credit agreement	(250.0)	250.0	−
Repayments on other debt instruments	(957.0)	(1,252.7)	(189.3)
Cash from termination of interest rate swaps	−	173.5	−
Net proceeds from issuance of ordinary shares under stock-based
compensation plans	30.4	12.8	10.2
Dividends paid	−	−	(19.1)
Financing costs	−	(4.9)	(8.5)
Other, net	1.0	1.1	0.2
Net Cash Used in Financing Activities	(1,175.6)	(820.2)	(532.9)

Net Increase (Decrease) in Cash and Cash Equivalents	(22.7)	(740.2)	360.8
Cash and Cash Equivalents at Beginning of Period	474.0	1,214.2	853.4
Cash and Cash Equivalents at End of Period	$451.3	$474.0	$1,214.2

See accompanying notes.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Nature of Business and Principles of Consolidation

Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells. Our mobile offshore drilling fleet is considered one of the most modern and versatile fleets in the world. We specialize in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services. We contract our drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. We also provide additional services, including integrated services. At December 31, 2004, we owned, had partial ownership interests in or operated 93 mobile offshore and barge drilling units. As of this date, our assets consisted of 32 High-Specification semisubmersibles and drillships (“floaters”), 24 Other Floaters, 26 Jackup Rigs and 11 Other Rigs.

On January 31, 2001, we completed a merger transaction (the “R&B Falcon merger”) with R&B Falcon Corporation (“R&B Falcon”). At the time of the merger, R&B Falcon operated a diverse global drilling rig fleet consisting of drillships, semisubmersibles, jackup rigs and other units including the Gulf of Mexico Shallow and Inland Water segment fleet. R&B Falcon and the Gulf of Mexico Shallow and Inland Water segment later became known as TODCO (together with its subsidiaries and predecessors, unless the context requires otherwise, “TODCO”) and the TODCO segment, respectively. In preparation for the initial public offering discussed below, we transferred all assets and businesses out of R&B Falcon that were unrelated to the Gulf of Mexico Shallow and Inland Water business.

In February 2004, we completed an initial public offering (the “TODCO IPO”) of common stock of TODCO in which we sold 13.8 million shares of TODCO class A common stock, representing 23 percent of TODCO’s total outstanding shares. In September 2004 and December 2004, respectively, we completed additional public offerings of TODCO common stock (respectively referred to as the “September TODCO Offering” and “December TODCO Offering” and, together with the TODCO IPO, the “TODCO Offerings”). We sold 17.9 million shares of TODCO’s class A common stock (30 percent of TODCO’s total outstanding shares) in the September TODCO Offering and 15.0 million shares of TODCO’s class A common stock (25 percent of TODCO’s total outstanding shares) in the December TODCO Offering. Prior to the December TODCO Offering, we held TODCO class B common stock, which was entitled to five votes per share (compared to one vote per share of TODCO class A common stock) and converted automatically into class A common stock upon any sale by us to a third party. In connection with the December TODCO Offering, we converted all of our remaining TODCO class B common stock not sold in the TODCO Offerings into shares of class A common stock. After the TODCO Offerings, we hold a 22 percent ownership and voting interest in TODCO, represented by 13.3 million shares of class A common stock.

We consolidated TODCO in our financial statements as a business segment through December 16, 2004 and that portion of TODCO that we did not own was reported as minority interest in our consolidated statements of operations and balance sheet. As a result of the conversion of the TODCO class B common stock into class A common stock, we no longer have a majority voting interest in TODCO and no longer consolidate TODCO in our financial statements but account for our remaining investment using the equity method of accounting. Our current intention is to dispose of our remaining interest in TODCO, which could be achieved through a number of possible transactions including additional public offerings, open market sales, sales to one or more third parties, a spin-off to our shareholders, split-off offerings to our shareholders that would allow for the opportunity to exchange our ordinary shares for shares of TODCO’s class A common stock or a combination of these transactions.

For investments in joint ventures and other entities that do not meet the criteria of a variable interest entity or where we are not deemed to be the primary beneficiary for accounting purposes of those entities that meet the variable interest entity criteria, we use the equity method of accounting where our ownership is between 20 percent and 50 percent or where our ownership is more than 50 percent and we do not have significant influence or control over the unconsolidated subsidiary. We use the cost method of accounting for investments in unconsolidated subsidiaries where our ownership is less than 20 percent and where we do not have significant influence over the unconsolidated subsidiary. We consolidate those investments that meet the criteria of a variable interest entity where we are deemed to be the primary beneficiary for accounting purposes and for entities in which we have a majority voting interest. Intercompany transactions and accounts are eliminated.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 2—Summary of Significant Accounting Policies

Accounting Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, materials and supplies obsolescence, investments, intangible assets and goodwill, property and equipment and other long-lived assets, income taxes, workers' insurance, pensions and other postretirement benefits, other employment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from such estimates.

Cash and Cash Equivalents—Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are highly liquid debt instruments with an original maturity of three months or less and may consist of time deposits with a number of commercial banks with high credit ratings, Eurodollar time deposits, certificates of deposit and commercial paper. We may also invest excess funds in no-load, open-end, management investment trusts (“mutual funds”). The mutual funds invest exclusively in high quality money market instruments.

As a result of the Deepwater Nautilus project financing in 1999, we are required to maintain in cash an amount to cover certain principal and interest payments. Such restricted cash, classified as other current assets in the consolidated balance sheet, was $12.0 million at December 31, 2004. At December 31, 2003 such restricted cash was $12.0 million and was classified as other assets in the consolidated balance sheet.

Accounts Receivable—Accounts receivable are stated at the historical carrying amount net of write-offs and allowance for doubtful accounts receivable. Interest receivable on delinquent accounts receivable is included in the accounts receivable trade balance and recognized as interest income when chargeable and collectibility is reasonably assured. Uncollectible accounts receivable trades are written off when a settlement is reached for an amount that is less than the outstanding historical balance.

Allowance for Doubtful Accounts—We establish reserves for doubtful accounts on a case-by-case basis when we believe the required payment of specific amounts owed is unlikely to occur. In establishing these reserves, we consider changes in the financial position of a major customer and restrictions placed on the conversion of local currency to U.S. dollars as well as disputes with our customers regarding the application of contract provisions to our drilling operations. This allowance was $16.8 million and $29.1 million at December 31, 2004 and 2003, respectively. We derive a majority of our revenue from services to international and government-owned or government-controlled oil companies, and, generally, do not require collateral or other security to support client receivables.

Materials and Supplies—Materials and supplies are carried at the lower of average cost or market less an allowance for obsolescence. Such allowance was $20.3 million and $17.5 million at December 31, 2004 and 2003, respectively.

Property and Equipment—Property and equipment, consisting primarily of offshore drilling rigs and related equipment, represented 65 percent of our total assets at December 31, 2004. The carrying values of these assets are based on estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values of our rigs. These estimates, assumptions and judgments reflect both historical experience and expectations regarding future industry conditions and operations. We compute depreciation using the straight-line method after allowing for salvage values. Expenditures for renewals, replacements and improvements are capitalized. Maintenance and repairs are charged to operating expense as incurred. Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

Estimated original useful lives of our drilling units range from 18 to 35 years, reflecting maintenance history and market demand for these drilling units, buildings and improvements from 10 to 30 years and machinery and equipment from four to 12 years. From time to time, we may review the estimated remaining useful lives of our drilling units and may extend the useful life when events and circumstances indicate the drilling unit can operate beyond its original useful life. During the fourth quarter of 2004, we extended the useful life of four rigs, which had estimated useful lives ranging from 30 to 32 years, to 35 years. We determined 35 years was appropriate for each of these rigs based on the current contracts these rigs are operating under as well as the additional life-extending work, upgrades and inspections we have performed on these rigs. The impact of the life extension of these four rigs was a reduction in depreciation expense of $4.7 million in the fourth quarter of 2004 and such reduction is expected to be approximately $12 million in 2005.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Assets Held for Sale—Assets are classified as held for sale when we have a plan for disposal and those assets meet the held for sale criteria of the Financial Accounting Standards Board's (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for Impairment or Disposal of Long-Lived Assets. At December 31, 2004, we had an asset held for sale in the amount of $5.6 million that was included in other current assets (See Notes 6 and 27). We had no assets classified as held for sale at December 31, 2003.

Goodwill—In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment at least annually at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. Management has determined that our reporting units are the same as our operating segments for the purpose of allocating goodwill and the subsequent testing of goodwill for impairment. Goodwill resulting from the R&B Falcon merger was allocated to our then two reporting units, Transocean Drilling and TODCO, at a ratio of 68 percent and 32 percent, respectively. The allocation was determined based on the percentage of each reporting unit’s assets at fair value to the total fair value of assets acquired in the R&B Falcon merger. The fair value was determined from a third party valuation. Goodwill resulting from previous mergers was allocated entirely to the Transocean Drilling reporting unit.

During the first quarter of 2002, we implemented SFAS 142 and performed the initial test of impairment of goodwill on our two reporting units. The test was applied utilizing the estimated fair value of the reporting units as of January 1, 2002 determined based on a combination of each reporting unit’s discounted cash flows and publicly traded company multiples and acquisition multiples of comparable businesses. There was no goodwill impairment for the Transocean Drilling reporting unit. However, because of deterioration in market conditions that affected the TODCO reporting unit since the completion of the R&B Falcon merger, a $1,363.7 million ($4.27 per diluted share) impairment of goodwill was recognized as a cumulative effect of a change in accounting principle in the first quarter of 2002.

During the fourth quarter of 2002, we performed our annual test of goodwill impairment as of October 1. Due to a general decline in market conditions, we recorded a non-cash impairment charge of $2,876.0 million ($9.01 per diluted share), of which $2,494.1 million and $381.9 million related to the Transocean Drilling and TODCO reporting units, respectively.

During the fourth quarter of 2004 and 2003, we performed our annual test of goodwill impairment as of October 1 with no impairment indicated for either of the years ended December 31, 2004 and 2003.

Our goodwill balance and changes in the carrying amount of goodwill are as follows (in millions):

	Balance at January 1, 2004	Other (a)	Balance at December 31, 2004

Transocean Drilling	$2,230.8	$21.1	$2,251.9
______________________
(a) Primarily represents net adjustments during 2004 of income tax-related pre-acquisition contingencies.

Impairment of Long-Lived Assets—The carrying value of long-lived assets, principally property and equipment, is reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For property and equipment held for use, the determination of recoverability is made based upon the estimated undiscounted future net cash flows of the related asset or group of assets being evaluated. Property and equipment held for sale are recorded at the lower of net book value or fair value. See Note 7.

Operating Revenues and Expenses—Operating revenues are recognized as earned, based on contractual daily rates or on a fixed price basis. In connection with drilling contracts, we may receive revenues for preparation and mobilization of equipment and personnel or for capital improvements to rigs. In connection with new drilling contracts, revenues earned and incremental costs incurred directly related to preparation and mobilization are deferred and recognized over the primary contract term of the drilling project using the straight-line method. Our policy to amortize the fees related to preparation, mobilization and capital upgrades on a straight-line basis over the estimated firm period of drilling is consistent with the general pace of activity, level of services being provided and dayrates being earned over the life of the contract. For contractual daily rate contracts, we account for loss contracts as the losses are incurred. No loss contracts were included in the results of operations for the years ended December 31, 2004, 2003 and 2002. Costs of relocating drilling units without contracts to more promising market areas are expensed as incurred. Upon completion of drilling contracts, any demobilization fees received are reported in income, as are any related expenses. Capital upgrade revenues received are deferred and recognized over the primary contract term of the drilling project. The actual cost incurred for the capital upgrade is depreciated over the estimated useful life of the asset. We incur periodic survey and drydock costs in connection with obtaining regulatory certification to operate our rigs on an ongoing basis. Costs associated with these certifications are deferred and amortized over the period until the next survey on a straight-line basis.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Derivative Instruments and Hedging Activities—We account for our derivative instruments and hedging activities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. See Notes 9 and 10.

Foreign Currency Translation—The majority of our revenues and expenditures are denominated in U.S. dollars to limit our exposure to foreign currency fluctuations, resulting in the use of the U.S. dollar as the functional currency for all of our operations. Foreign currency exchange gains and losses are primarily included in other income (expense) as incurred. Net foreign currency gains (losses) included in other income (expense) were $0.4 million, $(3.5) million, and $(0.5) million for the years ended December 31, 2004, 2003 and 2002, respectively.

Income Taxes—Income taxes have been provided based upon the tax laws and rates in effect in the countries in which operations are conducted and income is earned. There is no expected relationship between the provision for or benefit from income taxes and income or loss before income taxes because the countries in which we operate have taxation regimes that vary not only with respect to nominal rate, but also in terms of the availability of deductions, credits and other benefits. Variations also arise because income earned and taxed in any particular country or countries may fluctuate from year to year. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities using the applicable tax rates in effect at year end. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. See Note 15.

Stock-Based Compensation—Through December 31, 2002 and in accordance with the provisions of SFAS 123, Accounting for Stock-Based Compensation, we had elected to follow Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock-based compensation plans. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS 123 using the prospective method proscribed in SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Under the prospective method, employee stock-based compensation awards granted on or subsequent to January 1, 2003 are expensed over the vesting period based on the fair value of the underlying awards on the date of grant. The fair value of the stock options is determined using the Black-Scholes option pricing model, while the fair value of restricted stock grants is determined based on the market price of our stock on the date of grant. Additionally, stock appreciation rights are recorded at fair value with the changes in fair value recorded as compensation expense as incurred. Stock-based compensation awards granted prior to January 1, 2003, if not subsequently modified, will continue to be accounted for under the recognition and measurement provisions of APB 25 (see “―New Accounting Pronouncements”). As a result of the adoption of SFAS 123, we recorded higher compensation expense of $6.1 million ($4.3 million or $0.01 per diluted share, net of tax) related to our stock-based compensation awards and modifications, and our Employee Stock Purchase Plan (“ESPP”) during 2003.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

If compensation expense for grants to employees under our long-term incentive plan and the ESPP prior to January 1, 2003 was recognized using the fair value method of accounting under SFAS 123 rather than the intrinsic value method under APB 25, net income and earnings per share would have been reduced to the pro forma amounts indicated below (in millions, except per share data):

	Years ended December 31,
	2004	2003	2002

Net Income (Loss) as Reported	$152.2	$19.2	$(3,731.9)
Add back: Stock-based compensation expense included in reported
net income (loss), net of related tax effects	18.2	4.6	2.8
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects
Long-Term Incentive Plan	(22.4)	(18.2)	(23.9)
ESPP	(2.6)	(2.5)	(2.2)

Pro Forma Net Income (Loss)	$145.4	$3.1	$(3,755.2)

Basic Earnings (Loss) Per Share
As Reported	$0.47	$0.06	$(11.69)
Pro Forma	0.45	0.01	(11.77)

Diluted Earnings (Loss) Per Share
As Reported	$0.47	$0.06	$(11.69)
Pro Forma	0.45	0.01	(11.77)

The above pro forma amounts are not indicative of future pro forma results. The fair value of each option grant under our long-term incentive plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used:

	Years ended December 31,
	2004	2003	2002
Dividend yield	-	-	-
Expected price volatility range	38%-42%	39%-45%	49%-51%
Risk-free interest rate range	2.59%-3.71%	1.94%-3.16%	2.79%-4.11%
Expected life of options (in years)	4.30	4.21	3.84
Weighted-average fair value of options granted	$10.65	$7.13	$12.25

The fair value of each option grant under the ESPP was estimated using the following weighted-average assumptions:

	Years ended December 31,
	2004	2003	2002
Dividend yield	-	-	-
Expected price volatility	27%	41%	45%
Risk-free interest rate	1.19%	1.09%	2.14%
Expected life of options	Less than one year	Less than one year	Less than one year
Weighted-average fair value of options granted	$4.10	$4.69	$4.76

New Accounting Pronouncements— In April 2004, the FASB issued FASB Staff Position (“FSP”) 129-1, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities, which applies to all contingently convertible securities and became effective the date of issue. The FSP requires disclosure of the nature of the contingency and the potential impact of conversion on the financial statements, particularly the impact on earnings per share, and whether the securities have been included in the entity’s calculation of diluted earnings per share. The implementation of this FSP did not have an effect on our consolidated financial statements and related notes thereto as our disclosures are in accordance with the disclosure requirements as stated in this FSP.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In September 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share (“EITF 04-08”), which is effective for reporting periods ending after December 15, 2004. Contingently convertible instruments within the scope of EITF 04-08 are instruments that contain conversion features that are contingently convertible or exercisable based on (a) a market price trigger or (b) multiple contingencies if one of the contingencies is a market price trigger for which the instrument may be converted or share settled based on meeting a specified market condition. EITF 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. In addition, prior period earnings per share amounts presented for comparative purposes must be restated. We adopted EITF 04-08 as of December 31, 2004 and the adoption did not have an effect on our earnings per share for the years ended December 31, 2004, 2003 and 2002.

In December 2004, the FASB issued SFAS 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. While the approach in SFAS 123(R) is similar to the approach described in SFAS 123, SFAS 123(R) requires recognition in the income statement of all share-based payments to employees, including grants of employee stock options, based on their fair values and pro forma disclosure is no longer an alternative. SFAS 123(R) requires adoption no later than July 1, 2005.

SFAS 123(R) permits adoption using one of two methods: (i) a modified prospective method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS 123(R) (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date or (ii) a modified retrospective method, which includes the requirements of the modified prospective method but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

Although we will adopt SFAS 123(R) effective July 1, 2005, we have not determined which method we will use.  We adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the modified prospective method as described in SFAS 148, Accounting for Stock-Based Compensation―Transition and Disclosure.  While we currently use the Black-Scholes formula to estimate the value of stock options granted to employees, which is an acceptable share-based award valuation model, we may choose some other model that is also acceptable in determining fair value of stock awards upon adoption of SFAS 123(R). Because SFAS 123(R) must be applied to unvested awards granted and accounted for under APB 25, any additional compensation costs not previously recognized under SFAS 123 will be recognized under SFAS 123(R). Our unvested APB 25 options will vest in the third quarter of 2005. If we adopt SFAS 123(R) using the modified prospective method, the impact would not be material to our consolidated financial position, results of operations or cash flows. If we adopt using the modified retrospective method, the impact of those amounts would approximate the amounts described in our pro forma net income and earnings per share disclosure (see “―Stock Compensation Expense”). In addition to the compensation cost recognition requirements, SFAS 123(R) also requires the tax deduction benefits for an award in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow, which is currently required under SFAS 95. While we cannot estimate what these amounts will be in the future (because they depend on, among other things, when employees exercise stock options), we recognized operating cash flows related to the tax deduction benefits of $5.9 million, $0.3 million and $0.3 million in 2004, 2003 and 2002, respectively.

Reclassifications—Certain reclassifications have been made to prior period amounts to conform with the current year presentation.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 3—Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at December 31, 2004, 2003 and 2002, net of tax, are as follows (in millions):

	Gain on Terminated Interest Rate Swaps	Unrealized Loss on Available- for-Sale Securities	Other Comprehensive Loss Related to Unconsolidated Joint Venture		Minimum Pension Liability	Total Other Comprehensive Income (Loss)
Balance at December 31, 2001	$3.9	$(0.6)		$(5.6)	$-	$(2.3)
Other comprehensive income (loss)	(0.3)	-		3.6	(32.5)	(29.2)
Balance at December 31, 2002	3.6	(0.6)		(2.0)	(32.5)	(31.5)
Other comprehensive income (loss)	(0.2)	0.2		2.0	9.3	11.3
Balance at December 31, 2003	3.4	(0.4)		−	(23.2)	(20.2)
Other comprehensive income (loss)	(0.2)	0.1		−	(4.1)	(4.2)
Balance at December 31, 2004	$3.2	$(0.3)	$	−	$(27.3)	$(24.4)

Deepwater Drilling L.L.C. (“DD LLC”), a previously unconsolidated subsidiary in which we had a 50 percent ownership interest, entered into interest rate swaps with aggregate market values netting to a $6.7 million liability at December 31, 2002. Our interest in these swaps was recorded as other comprehensive loss related to an unconsolidated joint venture. These swaps expired in October 2003 (see Note 10).

Note 4—TODCO Offerings and Deconsolidation

In February 2004, we completed the TODCO IPO in which we sold 13.8 million shares of TODCO’s class A common stock, representing 23 percent of TODCO’s total outstanding shares, at $12.00 per share. We received net proceeds of $155.7 million from the TODCO IPO and recognized a gain of $39.4 million ($0.12 per diluted share), which had no tax effect, in the first quarter of 2004 and represented the excess of net proceeds received over the net book value of the shares sold in the TODCO IPO.

We entered into various agreements with TODCO to set forth our respective rights and obligations relating to our businesses and to effect the separation of our two companies. These agreements included a master separation agreement, tax sharing agreement, employee matters agreement, transition services agreement and registration rights agreement.

As a result of the deconsolidation of TODCO from our other U.S. subsidiaries for U.S. federal income tax purposes in conjunction with the TODCO IPO, we established an initial valuation allowance in the first quarter of 2004 of $31.0 million ($0.09 per diluted share) against the estimated deferred tax assets of TODCO in excess of its deferred tax liabilities, taking into account prudent and feasible tax planning strategies as required by SFAS 109, Accounting for Income Taxes. We adjusted the initial valuation allowance during the year to reflect changes in our estimate of the ultimate amount of TODCO’s deferred tax assets.

In conjunction with the closing of the TODCO IPO, TODCO granted restricted stock and stock options to some of its employees under its long-term incentive plan and some of these awards vested at the time of grant. In accordance with the provisions of SFAS 123, TODCO recognized compensation expense of $5.6 million ($0.02 per Transocean’s diluted share), which had no tax effect, in the first quarter of 2004 as a result of the immediate vesting of these awards. TODCO amortized to compensation expense $4.6 million ($0.01 per Transocean’s diluted share), which had no tax effect, subsequent to the TODCO IPO and prior to our deconsolidation of TODCO from our consolidated financial statements December 17, 2004. In addition, certain of TODCO’s employees held options that were granted prior to the TODCO IPO to acquire our ordinary shares. In accordance with the employee matters agreement, these options were modified at the TODCO IPO date, which resulted in the accelerated vesting of the options and the extension of the term of the options through the original contractual life. In connection with the modification of these options, TODCO recognized additional compensation expense of $1.5 million, which had no tax effect, in the first quarter of 2004.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In September 2004, we completed the September TODCO Offering in which we sold 17.9 million shares of TODCO’s class A common stock, representing 30 percent of TODCO’s total outstanding shares, at $15.75 per share. We received net proceeds of $269.9 million from this offering and recognized a gain of $129.4 million ($0.40 per diluted share), which had no tax effect, in the third quarter of 2004 and represented the excess of net proceeds received over the net book value of the TODCO shares sold in this offering.

In December 2004, we completed the December TODCO Offering in which we sold 15.0 million shares of TODCO’s class A common stock, representing 25 percent of TODCO’s total outstanding shares, at $18.00 per share. We received net proceeds of $258.0 million from the offering and recognized a gain of $140.0 million ($0.43 per diluted share), which had no tax effect, in the fourth quarter of 2004 and represented the excess of net proceeds received over the net book value of the TODCO shares sold in this offering. In connection with this offering, we converted all of our remaining class B common stock not sold in this offering into shares of class A common stock. Each share of our TODCO class B common stock had five votes per share compared to one vote per share of the class A common stock. As a result of the conversion, our outstanding voting interest in TODCO is proportionate to our ownership interest. We consolidated TODCO in our financial statements as a business segment through December 16, 2004 and that portion of TODCO that we did not own was reflected as minority interest in our consolidated statements of operations and balance sheets.

As of December 31, 2004, we held a 22 percent interest in TODCO, represented by 13.3 million shares of class A common stock. We deconsolidated TODCO from our consolidated statements of operations and balance sheet effective December 17, 2004 and subsequently accounted for our investment in TODCO under the equity method of accounting (see Note 20).

Under the tax sharing agreement entered into between us and TODCO at the time of the TODCO IPO, we are entitled to receive from TODCO payment for most of the tax benefits TODCO generated prior to the TODCO IPO that they utilize subsequent to the TODCO IPO. While TODCO was included in our consolidated statements of operations and balance sheet as a consolidated subsidiary, we followed the provisions of SFAS 109, which allowed us to evaluate the recoverability of the deferred tax assets associated with the tax sharing agreement considering TODCO’s deferred tax liabilities. Because we no longer own a majority voting interest, TODCO is no longer included as a consolidated subsidiary in our financial statements. As a result, we recorded a non-cash charge of $167.1 million ($0.51 per diluted share), which had no tax effect, in the fourth quarter of 2004 related to contingent amounts due from TODCO under the tax sharing agreement. The non-cash charge was necessary as the future payments under the tax sharing agreement are dependent on TODCO generating future taxable income, which cannot be assumed until such income is actually generated. Future payments we receive from TODCO’s utilization of the pre-TODCO IPO deferred tax assets will be recognized in other income as those amounts are realized based on the filing of TODCO’s tax returns.

Note 5—Capital Expenditures and Other Asset Acquisitions

Capital expenditures totaled $127.0 million during the year ended December 31, 2004 and related to our existing fleet and corporate infrastructure. A substantial majority of the capital expenditures in 2004 related to the Transocean Drilling segment.

Capital expenditures totaled $493.8 million during the year ended December 31, 2003 and included our acquisition of two Fifth-Generation Deepwater Floaters, the Deepwater Pathfinder and Deepwater Frontier, through the payoff of synthetic lease financing arrangements totaling $382.8 million. The remaining $111.0 million related to capital expenditures for existing fleet and corporate infrastructure. A substantial majority of the capital expenditures in 2003 related to the Transocean Drilling segment.

Capital expenditures totaled $141.0 million during the year ended December 31, 2002 and related to our existing fleet and corporate infrastructure. A substantial majority of the capital expenditures in 2002 related to the Transocean Drilling segment.

As a result of the R&B Falcon merger, we acquired ownership interests in two unconsolidated joint ventures, 50 percent in DD LLC and 60 percent in Deepwater Drilling II L.L.C. (“DDII LLC”). Subsidiaries of ConocoPhillips owned the remaining interests in these joint ventures. Each of the joint ventures was a lessee in a synthetic lease financing facility entered into in connection with the construction of the Deepwater Pathfinder, in the case of DD LLC, and the Deepwater Frontier, in the case of DDII LLC. Pursuant to the lease financings, the rigs were owned by special purpose entities and leased to the joint ventures.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In May 2003, WestLB AG, one of the lenders in the Deepwater Frontier synthetic lease financing facility, assigned its $46.1 million remaining promissory note receivable to us in exchange for cash of $46.1 million. Also in May 2003, but subsequent to the WestLB AG assignment, we purchased ConocoPhillips’ 40 percent interest in DDII LLC for approximately $5.0 million. As a result of this purchase, we consolidated DDII LLC late in the second quarter of 2003. In addition, we acquired certain drilling and other contracts from ConocoPhillips for approximately $9.0 million in cash. In December 2003, DDII LLC prepaid the remaining $197.5 million debt and equity principal amounts owed, plus accrued and unpaid interest, to us and other lenders under the synthetic lease financing facility. As a result of this prepayment, DDII LLC became the legal owner of the Deepwater Frontier.

In November 2003, we purchased the remaining 25 percent minority interest in the Caspian Sea Ventures International Limited (“CSVI”) joint venture. CSVI owns the jackup rig Trident 20 and is now a wholly owned subsidiary.

In December 2003, we purchased ConocoPhillips’ 50 percent interest in DD LLC in connection with the payoff of the Deepwater Pathfinder synthetic lease financing facility. As a result of this purchase, we consolidated DD LLC late in the fourth quarter of 2003. Concurrent with the purchase of this ownership interest, DD LLC prepaid the remaining $185.3 million debt and equity principal amounts owed, plus accrued and unpaid interest, to the lenders under the synthetic lease financing facility. As a result of this prepayment, DD LLC became the legal owner of the Deepwater Pathfinder.

Note 6—Asset Dispositions and Retirements

In March 2004, we entered into an agreement to sell two semisubmersible rigs, the Sedco 600 and Sedco 602, for net proceeds of approximately $52.7 million in connection with our efforts to dispose of non-strategic assets in our Transocean Drilling segment. In June 2004, we completed the sale of the Sedco 602, for net proceeds of $28.0 million and recognized a gain of $21.7 million ($0.07 per diluted share), which had no tax effect, in our Transocean Drilling segment. At December 31, 2004, the Sedco 600 was classified as an asset held for sale in the amount of $5.6 million and was included in other current assets in our consolidated balance sheet. See Notes 2 and 27.

During the year ended December 31, 2004, we settled insurance claims and sold marine support vessels and certain other assets for net proceeds of $22.4 million. We recorded net gains of $4.2 million ($3.3 million, or $0.01 per diluted share, net of tax) in our Transocean Drilling segment and $6.0 million ($0.02 per diluted share), which had no tax effect, in our TODCO segment.

In January 2003, we completed the sale of the jackup rig RBF 160 for net proceeds of $13.1 million and recognized a gain of $0.3 million ($0.2 million, net of tax) in our Transocean Drilling segment. The proceeds were received in December 2002.

During the year ended December 31, 2003, we settled an insurance claim and sold other assets for net proceeds of approximately $8.4 million and recorded net gains of $4.6 million ($4.0 million, or $0.01 per diluted share, net of tax) in our Transocean Drilling segment and $0.9 million ($0.6 million, net of tax) in our TODCO segment.

During the year ended December 31, 2002, we completed the sale of the jackup rig RBF 209 and two semisubmersible rigs, the Transocean 96 and Transocean 97, for net proceeds of $49.4 million and recognized net losses of $0.4 million ($0.3 million, net of tax) in our Transocean Drilling segment.

During the year ended December 31, 2002, we settled an insurance claim and sold certain other assets for net proceeds of approximately $38.9 million and recorded net gains of $3.1 million ($2.8 million, or $0.01 per diluted share, net of tax) and $1.0 million ($0.6 million, net of tax) in our Transocean Drilling and TODCO segments, respectively.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 7—Impairment Loss on Long-Lived Assets

During the year ended December 31, 2003, we recorded non-cash impairment charges of $5.2 million ($0.02 per diluted share), which had no tax effect, in our Transocean Drilling segment associated with the removal of two rigs from drilling service and the value assigned to leases on oil and gas properties that we intended to discontinue. The determination of fair market value was based on an offer from a potential buyer, in the case of the two rigs, and management’s assessment of fair value, in the case of the leases on oil and gas properties for which third party valuations were not available.

During the year ended December 31, 2003, we recorded non-cash impairment charges of $11.3 million ($7.4 million, or $0.02 per diluted share, net of tax) in our TODCO segment associated with the removal of five jackup rigs from drilling service and the write down in the value of an investment in a joint venture to fair value. The determination of fair market value was based on third party valuations, in the case of the jackup rigs, and management’s assessment of fair value, in the case of the investment in a joint venture for which third party valuations were not available.

During the year ended December 31, 2002, we recorded non-cash impairment charges of $34.0 million ($22.2 million, or $0.07 per diluted share, net of tax), in our Transocean Drilling segment associated with assets held for sale and assets reclassified from held for sale to held and used. The determination of fair market value was based on an offer from a potential buyer, in the case of the assets held for sale, and third party valuations, in the case of the reclassification of assets to held and used.

During the year ended December 31, 2002, we recorded non-cash impairment charges of $17.4 million ($11.3 million, or $0.04 per diluted share, net of tax), in our TODCO segment associated with assets held for sale and assets reclassified from held for sale to held and used. The determination of fair market value was based on an offer from a potential buyer, in the case of the assets held for sale, and third party valuations, in the case of the reclassification of assets to held and used.

During the fourth quarter of 2002, we performed our annual test of goodwill impairment as of October 1, 2002. As a result of that test and a general decline in market conditions, we recorded non-cash impairments of $2,494.1 million ($7.82 per diluted share) and $381.9 million ($1.20 per diluted share), which had no tax effect, in our Transocean Drilling and TODCO segments, respectively. See Note 2.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 8—Debt

Debt, net of unamortized discounts, premiums and fair value adjustments, is comprised of the following (in millions):

	December 31,
	2004	2003

6.75% Senior Notes, due April 2005	$-	$361.2
7.31% Nautilus Class A1 Amortizing Notes - final maturity May 2005	19.4	63.6
6.95% Senior Notes, due April 2008	263.1	269.5
9.5% Senior Notes, due December 2008	-	357.3
$800 Million Revolving Credit Agreement - final maturity December 2008	-	250.0
6.625% Notes, due April 2011	785.7	797.3
7.375% Senior Notes, due April 2018	246.9	250.4
Zero Coupon Convertible Debentures, due May 2020 (put options exercisable May 2008 and May 2013)	17.0	16.5
1.5% Convertible Debentures, due May 2021 (put options exercisable May 2006, May 2011 and May 2016)	400.0	400.0
8% Debentures, due April 2027	56.8	198.1
7.45% Notes, due April 2027 (put options exercisable April 2007)	95.0	94.8
7.5% Notes, due April 2031	597.6	597.5
Other	-	1.9
Total Debt	2,481.5	3,658.1
Less Debt Due Within One Year	19.4	45.8
Total Long-Term Debt	$2,462.1	$3,612.3

The scheduled maturity of our debt, at face value, assumes the bondholders exercise their options to require us to repurchase the 1.5% Convertible Debentures, 7.45% Notes and Zero Coupon Convertible Debentures in May 2006, April 2007 and May 2008, respectively, and is as follows (in millions):

Years ending
December 31,

2005	$19.6
2006	400.0
2007	100.0
2008	266.8
2009	-
Thereafter	1,603.8
Total	$2,390.2

Commercial Paper Program—We have a revolving credit agreement, described below, which, together with previous revolving credit agreements, provided liquidity for commercial paper borrowings made under the commercial paper program during 2003. Because we believe our current cash balances, the revolving credit agreement described below and operating cash flow provide us with adequate liquidity, we terminated our commercial paper program during the first quarter of 2004.

Revolving Credit Agreement—We are party to an $800.0 million five-year revolving credit agreement (the “Revolving Credit Agreement”) dated December 16, 2003. The Revolving Credit Agreement bears interest, at our option, at a base rate or London Interbank Offered Rate (“LIBOR”) plus a margin that can vary from 0.35 percent to 0.95 percent depending on our non-credit enhanced senior unsecured public debt rating. At December 31, 2004, the applicable margin was 0.50 percent. A facility fee varying from 0.075 percent to 0.225 percent depending on our non-credit enhanced senior unsecured public debt rating, is incurred on the daily amount of the underlying commitment, whether used or unused, throughout the term of the facility. At December 31, 2004, the applicable facility fee was 0.125 percent. A utilization fee of 0.125 percent is payable if amounts outstanding under the Revolving Credit Agreement are greater than $264.0 million. At December 31, 2004, no amount was outstanding under the Revolving Credit Agreement.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Revolving Credit Agreement requires compliance with various covenants and provisions customary for agreements of this nature, including an earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest coverage ratio, as defined by the Revolving Credit Agreement, of not less than three to one, a debt to total tangible capital ratio, as defined by the credit agreement, of not greater than 50 percent, and limitations on creating liens, incurring debt, transactions with affiliates, sale/leaseback transactions and mergers and sale of substantially all assets.

6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% Senior Notes and Exchange Offer—In March 2002, we completed exchange offers and consent solicitations for TODCO’s 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% Senior Notes (“the Exchange Offer”). As a result of the Exchange Offer, approximately $234.5 million, $342.3 million, $247.8 million, $246.5 million, $76.9 million and $289.8 million principal amount of TODCO’s outstanding 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% Senior Notes, respectively, were exchanged for our newly issued 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% Senior Notes having the same principal amount, interest rate, redemption terms and payment and maturity dates. Because the holders of a majority in principal amount of each of these series of notes consented to the proposed amendments to the applicable indenture pursuant to which the notes were issued, some covenants, restrictions and events of default were eliminated from the indentures with respect to these series of notes. After the Exchange Offer, approximately $5.0 million, $7.7 million, $2.2 million, $3.5 million, $10.2 million and $10.2 million principal amount of the outstanding 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% Senior Notes, respectively, not exchanged remain the obligation of TODCO (see “—Retired, Redeemed and Repurchased Debt”). For 2003, these notes are combined with our notes of the corresponding series issued by us in the above table. At December 31, 2004, $247.8 million and $246.5 million principal amount of our 6.95% and 7.375% Senior Notes were outstanding. TODCO’s remaining Senior Notes were deconsolidated from our consolidated balance sheets at December 31, 2004 (see Note 4). In connection with the Exchange Offer, TODCO paid $8.3 million in consent payments to holders of TODCO’s notes whose notes were exchanged. The consent payments are being amortized as an increase to interest expense over the remaining term of the respective notes and such amortization was approximately $0.8 million, $1.3 million and $1.3 million in the years ended December 31, 2004, 2003 and 2002, respectively. The 6.95% and 7.375% Senior Notes are redeemable at our option at a make-whole premium (see Note 27).

1.5% Convertible Debentures—In May 2001, we issued $400.0 million aggregate principal amount of 1.5% Convertible Debentures due May 2021. We have the right to redeem the debentures after five years for a price equal to 100 percent of the principal. Each holder has the right to require us to repurchase the debentures after five, 10 and 15 years at 100 percent of the principal amount. We may pay this repurchase price with either cash or ordinary shares or a combination of cash and ordinary shares. The debentures are convertible into our ordinary shares at the option of the holder at any time at a ratio of 13.8627 shares per $1,000 principal amount debenture, which is equivalent to an initial conversion price of $72.136 per share. This ratio is subject to adjustments if certain events take place, and conversion may only occur if the closing sale price per ordinary share exceeds 110 percent of the conversion price for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the conversion date or if other specified conditions are met. At December 31, 2004, $400.0 million principal amount of these notes was outstanding.

Zero Coupon Convertible Debentures—In May 2000, we issued Zero Coupon Convertible Debentures due May 2020 with a face value at maturity of $865.0 million. The debentures were issued to the public at a price of $579.12 per debenture and accrue original issue discount at a rate of 2.75 percent per annum compounded semiannually to reach a face value at maturity of $1,000 per debenture. We will pay no interest on the debentures prior to maturity and, since May 2003, we have the right to redeem the debentures for a price equal to the issuance price plus accrued original issue discount to the date of redemption. Each holder has the right to require us to repurchase the debentures on the third, eighth and thirteenth anniversary of issuance at the issuance price plus accrued original issue discount to the date of repurchase (see “—Retired, Redeemed and Repurchased Debt”). We may pay this repurchase price with either cash or ordinary shares or a combination of cash and ordinary shares. The debentures are convertible into our ordinary shares at the option of the holder at any time at a ratio of 8.1566 shares per debenture, which is equivalent to an initial conversion price of $71.00 per share, subject to adjustments if certain events take place. At December 31, 2004, $26.4 million face value of these notes was outstanding with a discounted value of $17.0 million. Should all of the debentures be put to us in May 2008, the debentures will have a discounted value of $19.0 million.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8% Debentures—In April 1997, we issued $200.0 million aggregate principal amount of 8% Debentures due April 15, 2027, which are redeemable, at any time, at our option at a make-whole premium (see “—Retired, Redeemed and Repurchased Debt”).

Nautilus Class A1 and A2 Notes—In August 1999, one of our subsidiaries completed a $250.0 million project financing for the construction of the Deepwater Nautilus that consisted of a $200.0 million, 7.31% Class A1 amortizing note with a final maturity in May 2005 and a $50.0 million, 9.41% Class A2 note maturing in May 2005 (see “—Retired, Redeemed and Repurchased Debt”). These notes were recorded at fair value on January 31, 2001 as part of the R&B Falcon merger. The Nautilus Class A1 Note is collateralized by the Deepwater Nautilus, which had a carrying value of $286.7 million at December 31, 2004, and the rig's drilling contract revenues. At December 31, 2004, approximately $19.6 million principal amount was outstanding on the Nautilus Class A1 Note.

Retired, Redeemed and Repurchased Debt—In December 2004, we acquired, pursuant to a tender offer, a total of $142.7 million, or approximately 71.3 percent, aggregate principal amount of our 8% Debentures due April 2027 at 130.449 percent of face value, or $186.1 million, plus accrued and unpaid interest. We recognized a loss on the repurchase of $45.1 million ($0.14 per diluted share), which had no tax effect, in the fourth quarter of 2004. We funded the repurchases with existing cash balances.

In December 2004, the deconsolidation of TODCO resulted in the elimination from our consolidated balance sheets of TODCO’s 6.75% Senior Notes due April 2005, 6.95% Senior Notes due April 2008, 9.5% Senior Notes due December 2008 and 7.375% Senior Notes due April 2018, which had aggregate principal amounts outstanding of $7.7 million, $2.2 million, $10.2 million and $3.5 million, respectively. See Note 4.

In October 2004, we redeemed our $342.3 million aggregate principal amount outstanding 6.75% Senior Notes due April 2005 at the make-whole premium price provided in the indenture. We redeemed these notes at 102.127 percent of face value or $349.5 million, plus accrued and unpaid interest. We recognized a loss on the redemption of $3.3 million ($0.01 per diluted share), which had no tax effect, in the fourth quarter of 2004 and reflected adjustments for fair value of the debt at the date of the R&B Falcon merger and the unamortized fair value adjustment on a previously terminated interest rate swap. We funded the redemption with existing cash on hand, which included proceeds from the September TODCO Offering.

In March 2004, we redeemed our $289.8 million aggregate principal amount outstanding 9.5% Senior Notes due December 2008 at the make-whole premium price provided in the indenture. We redeemed these notes at 127.796 percent of face value or $370.3 million, plus accrued and unpaid interest. We recognized a loss on the redemption of debt of $28.1 million ($0.09 per share), which had no tax effect, in the first quarter of 2004 and reflected adjustments for fair value of the debt at the date of the R&B Falcon merger and the unamortized fair value adjustment on a previously terminated interest rate swap. We funded the redemption with existing cash balances, which included proceeds from the TODCO IPO.

In December 2003, we repaid all of the $87.1 million principal amount outstanding 9.125% Senior Notes, of which $10.2 million principal amount outstanding was the obligation of TODCO, plus accrued and unpaid interest, in accordance with their scheduled maturity. We funded the repayment from existing cash balances.

In December 2003, we repaid the remaining $187.5 million principal amount outstanding under a prior term loan agreement, plus accrued and unpaid interest, of which $150.0 million related to the early retirement of this debt. The term loan agreement was terminated in conjunction with this repayment. We funded the repayment from existing cash balances.

In May 2003, we repurchased and retired all of the $50.0 million principal amount outstanding 9.41% Nautilus Class A2 Notes due May 2005 and funded the repurchase from existing cash balances. We recognized a loss on retirement of debt of $5.5 million ($3.6 million, or $0.01 per diluted share, net of tax), in the second quarter of 2003.

In May 2003, holders of our Zero Coupon Convertible Debentures due May 24, 2020 had the option to require us to repurchase their debentures. Holders of $838.6 million aggregate principal amount, or approximately 97 percent, of these debentures exercised this option, and we repurchased their debentures at a repurchase price of $628.57 per $1,000 principal amount. Under the terms of the debentures, we had the option to pay for the debentures with cash, our ordinary shares or a combination of cash and shares, and we elected to pay the $527.2 million repurchase price from existing cash balances. We recognized additional expense of $10.2 million ($0.03 per diluted share), which had no tax effect, as a loss on retirement of debt in the second quarter of 2003 to fully amortize the remaining debt issue costs related to the repurchased debentures.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In April 2003, we repaid the entire $239.5 million aggregate principal amount outstanding 6.5% Senior Notes, of which $5.0 million principal amount outstanding was the obligation of TODCO, plus accrued and unpaid interest, in accordance with their scheduled maturity. We funded the repayment from existing cash balances.

Note 9—Financial Instruments and Risk Concentration

Foreign Exchange Risk—Our international operations expose us to foreign exchange risk. This risk is primarily associated with compensation costs denominated in currencies other than the U.S. dollar and with purchases from foreign suppliers. We use a variety of techniques to minimize exposure to foreign exchange risk, including customer contract payment terms and foreign exchange derivative instruments.

Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies typically have not had a material impact on overall results. In situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange.

We do not enter into derivative transactions for speculative purposes. Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred as other comprehensive income and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments, which do not qualify as hedges for accounting purposes, are recognized currently based on the change in market value of the derivative instruments. At December 31, 2004 and 2003, we had no open foreign exchange derivative instruments.

Interest Rate Risk—Our use of debt directly exposes us to interest rate risk. Floating rate debt, where the interest rate can be changed every year or less over the life of the instrument, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument and the instrument's maturity is greater than one year, exposes us to changes in market interest rates should we refinance maturing debt with new debt.

In addition, we are exposed to interest rate risk in our cash investments, as the interest rates on these investments change with market interest rates.

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

The major risks in using interest rate derivatives include changes in interest rates affecting the value of such instruments, potential increases in our interest expense due to market increases in floating interest rates in the case of derivatives that exchange fixed interest rates for floating interest rates and the credit worthiness of the counterparties in such transactions.

We had no interest rate swap transactions outstanding as of December 31, 2004 and 2003. See Note 10.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The market values of any open swap transactions would be carried on our consolidated balance sheet as an asset or liability depending on the movement of interest rates after the transaction is entered into and depending on the security being hedged.

Should a counterparty default at a time in which the market value of the swap with that counterparty is classified as an asset in our consolidated balance sheet, we may be unable to collect on that asset. To mitigate such risk of failure, we enter into swap transactions with a diverse group of high-quality institutions.

Credit Risk—Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and trade receivables. It is our practice to place our cash and cash equivalents in time deposits at commercial banks with high credit ratings or mutual funds, which invest exclusively in high quality money market instruments. In foreign locations, local financial institutions are generally utilized for local currency needs. We limit the amount of exposure to any one institution and do not believe we are exposed to any significant credit risk.

We derive the majority of our revenue from services to international oil companies and government-owned and government-controlled oil companies. Receivables are dispersed in various countries. See Note 21. We maintain an allowance for doubtful accounts receivable based upon expected collectibility and establish reserves for doubtful accounts on a case-by-case basis when we believe the required payment of specific amounts owed to us is unlikely to occur. We are not aware of any significant credit risks relating to our customer base and do not generally require collateral or other security to support customer receivables.

Labor Agreements—We require highly skilled personnel to operate our drilling units. As a result, we conduct extensive personnel recruiting, training and safety programs. At December 31, 2004, we had approximately 8,400 employees and we also utilized approximately 2,200 persons through contract labor providers. As of such date, approximately 15 percent of our employees and contract labor worldwide worked under collective bargaining agreements, most of whom worked in Norway, U.K. and Nigeria. Of these represented individuals, 100 percent are working under agreements that are subject to salary negotiation in 2005.

Note 10—Interest Rate Swaps

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

In January 2003, we terminated swaps and associated fair value hedges with respect to our 6.75% Senior Notes due April 2005, 6.95% Senior Notes due April 2008 and 9.5% Senior Notes due December 2008. In March 2003, we terminated swaps with respect to our 6.625% Notes. As a result of these terminations, we received cash proceeds, net of accrued interest, of $173.5 million that had been recognized in connection with the associated fair value hedges as a fair value adjustment to the underlying long-term debt in our consolidated balance sheet and the fair value adjustment is being amortized as a reduction to interest expense over the remaining life of the underlying debt. During the years ended December 31, 2004 and 2003, such reduction amounted to $22.7 million ($0.07 per diluted share) and $23.1 million ($0.07 per diluted share), respectively. As a result of the redemption of our 9.5% Senior Notes in March 2004 and 6.75% Senior Notes in October 2004, we recognized $25.5 million ($0.08 per diluted share) of the unamortized fair value adjustment as a reduction to our loss on redemption of debt (see Notes 8 and 27). There were no tax effects related to these reductions.

At December 31, 2004 and 2003, we had no outstanding interest rate swaps.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DD LLC, a previously unconsolidated joint venture in which we had a 50 percent ownership interest, entered into interest rate swaps in August 1998 that expired in October 2003. Our interest in these swaps was included in accumulated other comprehensive income, net of tax, with corresponding reductions to deferred income taxes and investments in and advances to unconsolidated subsidiaries.

Note 11—Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents and trade receivables—The carrying amounts approximate fair value because of the short maturity of those instruments.

Debt—The fair value of our fixed rate debt is calculated based on market prices. The carrying value of variable rate debt approximates fair value.

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)		(in millions)
Cash and cash equivalents	$451.3	$451.3	$474.0	$474.0
Trade receivables	426.5	426.5	435.3	435.3
Debt	2,481.5	2,702.5	3,658.1	3,849.8

Note 12—Other Current Liabilities

Other current liabilities are comprised of the following (in millions):

	December 31,
	2004	2003

Accrued payroll and employee benefits	$98.1	$133.0
Deferred income	53.2	35.7
Accrued interest	30.2	39.2
Accrued taxes, other than income	14.4	12.7
Reserves for contingent liabilities	1.2	17.5
Other	15.9	23.9
Total Other Current Liabilities	$213.0	$262.0

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 13—Other Long-Term Liabilities

Other long-term liabilities are comprised of the following (in millions):

	December 31,
	2004	2003

Reserves for contingent liabilities	$194.9	$170.3
Accrued pension and early retirement	54.0	45.0
Accrued retiree life insurance and medical benefits	35.4	34.8
Deferred income	19.1	8.8
Other	41.8	40.5
Total Other Long-Term Liabilities	$345.2	$299.4

Note 14—Supplementary Cash Flow Information

Non-cash investing activities for the years ended December 31, 2004, 2003 and 2002 included $9.7 million, $8.9 million and $7.9 million, respectively, related to accruals of capital expenditures. The accruals have been reflected in the consolidated balance sheet as an increase in property and equipment, net and accounts payable.

In 2002, we reclassified the remaining assets that had not been disposed of from assets held for sale to property and equipment based on management's assessment that these assets no longer met the held for sale criteria under SFAS 144. As a result, $55.0 million was reflected as an increase in property and equipment with a corresponding decrease in other assets.

Cash payments for interest were $201.2 million, $219.0 million and $210.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Cash payments for income taxes, net, were $75.1 million, $73.4 million and $91.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 15—Income Taxes

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

As a result of changes in our estimates related to the ultimate disposition of certain pre-acquisition tax contingencies arising prior to our merger with Sedco Forex Holdings Limited (“Sedco Forex”) effective December 31, 1999, we recorded $21.1 million of additional goodwill during the year ended December 31, 2004.

The components of the provision (benefit) for income taxes are as follows (in millions):

	Years ended December 31,
	2004	2003	2002

Current provision	$73.2	$101.5	$101.4
Deferred provision (benefit)	18.1	(98.5)	(224.4)
Income tax provision (benefit) before cumulative effect of changes in accounting principles	$91.3	$3.0	$(123.0)

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Significant components of deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2004	2003
Deferred Tax Assets-Current
Accrued personnel taxes	$0.6	$1.1
Accrued workers' compensation insurance	0.5	6.8
Incentive compensation and other accruals	7.1	4.1
Insurance accruals	9.1	14.3
Unearned income and miscellaneous reserves	5.0	18.2
Total Current Deferred Tax Assets	22.3	44.5

Deferred Tax Liabilities-Current
Deferred expenses	(3.3)	(3.5)
Total Current Deferred Tax Liabilities	(3.3)	(3.5)
Net Current Deferred Tax Assets	$19.0	$41.0

Deferred Tax Assets-Noncurrent (Non-U.S.)
Net operating loss carryforwards	$60.6	$55.1
Valuation allowance for noncurrent deferred tax assets	(16.8)	(26.9)
Net Noncurrent Deferred Tax Assets	$43.8	$28.2

Deferred Tax Assets-Noncurrent
Net operating loss and other miscellaneous carryforwards	$60.4	$619.1
Tax credit carryforwards	166.7	259.2
Retirement and benefit plan accruals	3.8	3.8
Other accruals	15.0	35.6
Deferred income and other	2.2	0.7
Valuation allowance for noncurrent deferred tax assets	(98.5)	(154.9)
Total Noncurrent Deferred Tax Assets	149.6	763.5

Deferred Tax Liabilities-Noncurrent
Depreciation and amortization	(255.8)	(689.0)
Investment in subsidiaries	(14.2)	(109.3)
Other	(3.7)	(8.0)
Total Noncurrent Deferred Tax Liabilities	(273.7)	(806.3)
Net Noncurrent Deferred Tax Liabilities	$(124.1)	$(42.8)

Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities using the applicable tax rates in effect. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized.

We provided a valuation allowance to offset deferred tax assets on net operating losses incurred during the year in certain jurisdictions where, in the opinion of management, it is more likely than not that the financial statement benefit of these losses would not be realized. We have also provided a valuation allowance for foreign tax credit carryforwards reflecting the possible expiration of these benefits prior to their utilization. At December 31, 2002, the valuation allowance was $112.3 million. The valuation allowance for non-current deferred tax assets decreased $56.4 million and increased $42.6 million during the years ended December 31, 2004 and 2003, respectively.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We have not provided for U.S. deferred taxes on the unremitted earnings of our U.S. subsidiaries and certain foreign subsidiaries that are permanently reinvested. Should we make a distribution from the unremitted earnings of these subsidiaries, we could be required to record additional taxes. At the current time, a determination of the amount of unrecognized deferred tax liability is not practical.

We have not provided for deferred taxes in circumstances where we expect that, due to the structure of operations and applicable law, the operations in that jurisdiction will not give rise to future tax consequences. Should our expectations change regarding the expected future tax consequences, we may be required to record additional deferred taxes that could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

As a result of the deconsolidation of TODCO from our other U.S. subsidiaries for U.S. federal income tax purposes in conjunction with the TODCO IPO, we established an initial valuation allowance in the first quarter of 2004 of $31.0 million against the estimated deferred tax assets of TODCO in excess of its deferred tax liabilities, taking into account prudent and feasible tax planning strategies as required by SFAS 109. We adjusted the initial valuation allowance during the year to reflect changes in our estimate of the ultimate amount of TODCO’s deferred tax assets. The ultimate allocation of tax benefits between TODCO and our other U.S. subsidiaries will occur in 2005 upon the filing of our 2004 U.S. consolidated federal income tax return.  This final allocation of tax benefits could impact our effective tax rate for 2005.

As a result of our deconsolidation of TODCO (see Note 4), our deferred tax assets and liabilities at December 31, 2004 reflect the removal of TODCO deferred tax asset and liability balances, including valuation allowances, from our consolidated balances (see Note 14).

Our U.S. net operating loss carryforwards expire between 2020 and 2024. The tax effect of the U.S. net operating loss carryforwards, net of valuation allowances of $13.4 million, was $47.0 million at December 31, 2004. Our U.K. net operating loss carryforwards do not expire. The tax effect of the U.K. net operating loss carryforwards, net of valuation allowances of $16.8 million, was $43.8 million at December 31, 2004, which we expect to utilize through future earnings. In 2004, we decreased the valuation allowance on our U.K. net operating loss carryforwards by $10.1 million as a result of agreements with the U.K. Inland Revenue and revised estimates of future taxable income and taking into account tax planning strategies as required by SFAS 109. Our U.S. foreign tax credit carryforwards of $80.6 million, which is net of valuation allowances of $85.1 million, will expire between 2009 and 2014.

In June 2003, we recorded a $14.6 million ($0.04 per diluted share) foreign tax benefit attributable to the favorable resolution of a non-U.S. income tax liability.

During 2002, we recorded a $175.7 million ($0.55 per diluted share) tax benefit attributable to the restructuring of certain non-U.S. operations. As a result of the restructuring, previously unrecognized losses were offset against deferred gains, resulting in a reduction of noncurrent deferred taxes payable.

Transocean Inc., a Cayman Islands company, is not subject to income taxes in the Cayman Islands. For the three years ended December 31, 2004, there was no Cayman Islands income or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by a Cayman Islands company or its shareholders. We have obtained an assurance from the Cayman Islands government under the Tax Concessions Law (1995 Revision) that, in the event that any legislation is enacted in the Cayman Islands imposing tax computed on profits or income, or computed on any capital assets, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, such tax shall not, until June 1, 2019, be applicable to us or to any of our operations or to our shares, debentures or other obligations. Therefore, under present law there will be no Cayman Islands tax consequences affecting distributions.

We operate through our various subsidiaries in a number of countries throughout the world. Consequently, we are subject to changes in tax laws, treaties and regulations in and between the countries in which we operate, including treaties that the U.S. has with other nations.  A material change in these tax laws, treaties or regulations, including those in and involving the U.S., could result in a higher effective tax rate on our worldwide earnings. On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act contains provisions which apply to certain companies that undertook a transaction commonly known as an inversion after a specified date. Because our reorganization as a Cayman Islands company in May 1999 occurred prior to the effective dates specified in the Act, we do not believe there should be any adverse impact to us from the inversion provisions of the Act. Additionally, the tax treaty between the U.S. and Barbados was recently amended. We do not expect the amendment to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing, in some cases, an 85 percent dividends received deduction for dividends paid by certain non-U.S. subsidiaries of the U.S. corporation (“controlled foreign corporations”) to the U.S. corporation.  The deduction is subject to a number of limitations and, uncertainty currently remains as to how to interpret numerous provisions of the Act.  Further, several requirements must be met in order to qualify for the deduction.  While we are still in the process of analyzing whether any of our U.S. subsidiaries could qualify for the deduction, it is reasonably possible that under the repatriation provisions of the Act certain of our non-U.S. subsidiaries may repatriate to our U.S. subsidiaries some amount of earnings up to an estimated maximum amount of $150 million.  As we have provided deferred U.S. taxes on the unremitted earnings of these controlled foreign corporations, this deduction, should we qualify, could reduce our tax expense in 2005 by an estimated maximum amount of $40 million.  The ultimate amounts could be much less or even zero.

The Act further provides for a tax deduction for qualified production activities.  Under the guidance of FASB Staff Position No. 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in SFAS 109 and not as a reduction in the tax rate.  As such, the special deduction has no effect on deferred tax assets and liabilities existing on the date of enactment.  Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return.  We are still reviewing whether any of our operations would qualify for this deduction.  Further, because of losses carried forward by the applicable subsidiaries, this deduction is not expected to have any impact on our tax provision in 2005.

Our income tax returns are subject to review and examination in the various jurisdictions in which we operate. In October 2004, we received from the U.S. Internal Revenue Service (“IRS”) examination reports setting forth proposed changes to the U.S. federal income tax reported for the period 1999-2000. The proposed changes total approximately $195 million, exclusive of interest. While we have agreed to certain non-material adjustments, we believe our returns are materially correct as filed and intend to defend ourselves vigorously. The IRS has also notified us of its intent to audit our 2002 and 2003 tax years. No examination report has been received at this time.

In September 2004, the Norwegian tax authorities initiated inquiries related to a restructuring transaction undertaken in 2001 and 2002 and a dividend payment made during 2001. In February 2005, we filed a response to these inquiries. In March 2005, pursuant to court orders, the Norwegian tax authorities took action to obtain additional information regarding these transactions. Based on these inquiries, we believe the Norwegian authorities are contemplating a tax assessment on the dividend of approximately $106 million, plus penalty and interest. No assessment has been made, and, we believe such an assessment would be without merit. While we cannot predict or provide assurance as to the final outcome, we do not expect the liability, if any, resulting from the inquiry to have a material adverse effect on our current consolidated financial position, results of operations and cash flows.

In addition, other tax authorities have examined the amounts of income and expense subject to tax in their jurisdiction for prior periods. We are currently contesting various non-U.S. assessments that have been asserted and would expect to contest any future U.S. or non-U.S. assessments. While we cannot predict or provide assurance as to the final outcome, we do not expect the liability, if any, resulting from existing or future assessments to have a material adverse effect on our current consolidated financial position, results of operations and cash flows.

In connection with the distribution of Sedco Forex to the Schlumberger Limited (“Schlumberger”) shareholders in December 1999, Sedco Forex and Schlumberger entered into a tax separation agreement. In accordance with the terms of the tax separation agreement, Schlumberger agreed to indemnify Sedco Forex for any tax liabilities incurred directly in connection with the preparation of Sedco Forex for this distribution. In addition, Schlumberger agreed to indemnify Sedco Forex for tax liabilities associated with Sedco Forex operations conducted through Schlumberger entities prior to the distribution and any tax liabilities associated with Sedco Forex assets retained by Schlumberger.

We were included in the consolidated federal income tax returns filed by a former parent, Sonat Inc. (“Sonat”) during all periods in which Sonat's ownership was greater than or equal to 80 percent through 1993 (“Affiliation Years”). Transocean and Sonat entered into a tax sharing agreement providing for the manner of determining payments with respect to federal income tax liabilities and benefits arising in the Affiliation Years. Under the tax sharing agreement, we will pay to Sonat an amount equal to our share of the Sonat consolidated federal income tax liability, generally determined on a separate return basis. In addition, Sonat will pay us for Sonat's utilization of deductions, losses and credits that are attributable to us and in excess of that which would be utilized on a separate return basis.

Our wholly owned subsidiary, Transocean Holdings Inc. (“Transocean Holdings”), entered into a tax sharing agreement with TODCO in connection with the TODCO IPO. The tax sharing agreement governs Transocean Holdings’ and TODCO’s respective rights, responsibilities and obligations with respect to taxes and tax benefits, the filing of tax returns, the control of audits and other tax matters. Under this agreement, most U.S. federal, state, local and foreign income taxes and income tax benefits (including income taxes and income tax benefits attributable to the TODCO business) that accrued on or before the closing of the TODCO IPO will be for the account of Transocean Holdings. Accordingly, Transocean Holdings generally is liable for any income taxes that accrued on or before the closing of the TODCO IPO, but TODCO generally must pay Transocean Holdings for the amount of any income tax benefits created on or before the closing of the TODCO IPO (“pre-closing tax benefits”) that it uses or absorbs on a return with respect to a period after the closing of the TODCO IPO. As of December 31, 2004, TODCO is estimated to have approximately $375 million of pre-closing tax benefits subject to its obligation to reimburse Transocean Holdings, after elimination of those benefits TODCO expects to use in connection with its separation from Transocean Holdings. The ultimate amount will depend on many factors, including the ultimate allocation of tax benefits between TODCO and our other subsidiaries under applicable law and taxable income for calendar year 2004. Income taxes and income tax benefits accruing after the closing of the TODCO IPO, to the extent attributable to Transocean Holdings or its affiliates (other than TODCO or its subsidiaries), generally will be for the account of Transocean Holdings and, to the extent attributable to TODCO or its subsidiaries, generally will be for the account of TODCO. However, TODCO will be responsible for all taxes, other than income taxes, attributable to the TODCO business, whether accruing before, on or after the closing of the TODCO IPO.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 16—Off-Balance Sheet Arrangement

We lease the semisubmersible M. G. Hulme, Jr. from Deep Sea Investors, L.L.C., (“Deep Sea Investors”) a special purpose entity formed by several leasing companies to acquire the rig from one of our subsidiaries in November 1995 in a sale/leaseback transaction (see Note 17). In November 2004, we gave notice to Deep Sea Investors of our intent to purchase the rig under the lease purchase option for a maximum amount of $35.7 million at the end of the lease term in November 2005. The lease does not require that collateral be maintained or contain any credit rating triggers.

Effective December 31, 2003, we adopted and applied the provisions of FASB Interpretation (“FIN”) 46, Consolidation of Variable Interest Entities, as revised December 31, 2003, for all variable interest entities. FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Because the sale/leaseback agreement is with an entity in which we have no direct investment, we are not entitled to receive the financial information of the leasing entity and the equity holders of the leasing company will not release the financial statements or other financial information to us in order for us to make the determination of whether the entity is a variable interest entity. In addition, without the financial statements or other financial information, we are unable to determine if we are the primary beneficiary of the entity and, if so, what we would consolidate. We have no exposure to loss as a result of the sale/leaseback agreement. We currently account for the lease of this semisubmersible drilling rig as an operating lease.

Note 17—Commitments and Contingencies

Operating Leases—We have operating lease commitments expiring at various dates, principally for real estate, office space, office equipment and rig bareboat charters. In addition to rental payments, some leases provide that we pay a pro rata share of operating costs applicable to the leased property. As of December 31, 2004, future minimum rental payments related to noncancellable operating leases are as follows (in millions):

Years ending December 31,

2005	$26.6
2006	11.1
2007	8.8
2008	8.3
2009	6.5
Thereafter	7.5
Total	$68.8

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We are party to an operating lease on the M. G. Hulme, Jr. (see Note 16). At December 31, 2004, the future minimum lease payments, excluding the purchase option, was $11.9 million and was included in the table above.

Rental expense for all operating leases, including leases with terms of less than one year, was approximately $40 million, $51 million and $52 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Legal Proceedings—Several of our subsidiaries have been named, along with other defendants, in several complaints that have been filed in the Circuit Courts of the State of Mississippi involving over 700 persons that allege personal injury arising out of asbestos exposure in the course of their employment by some of these defendants between 1965 and 1986. The complaints also name as defendants certain of TODCO's subsidiaries to whom we may owe indemnity and other unaffiliated defendant companies, including companies that allegedly manufactured drilling related products containing asbestos that are the subject of the complaints. The number of unaffiliated defendant companies involved in each complaint ranges from approximately 20 to 70. The complaints allege that the defendant drilling contractors used those asbestos-containing products in offshore drilling operations, land based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability, and claims authorized under the Jones Act. The plaintiffs seek, among other things, awards of unspecified compensatory and punitive damages. Based on a recent decision of the Mississippi Supreme Court, we anticipate that the trial courts may grant motions requiring each plaintiff to name the specific defendant or defendants against whom such plaintiff makes a claim and the time period and location of asbestos exposure so that the cases may be properly severed. We have not yet had an opportunity to conduct any discovery nor have we been able to determine the number of plaintiffs, if any, that were employed by our subsidiaries or otherwise have any connection with our drilling operations. We intend to defend ourselves vigorously and, based on the limited information available to us at this time, we do not expect the liability, if any, resulting from these matters to have a material adverse effect on our current consolidated financial position, results of operations and cash flows.

In 1990 and 1991, two of our subsidiaries were served with various assessments collectively valued at approximately $6.8 million from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services. We believe that neither subsidiary is liable for the taxes and have contested the assessments in the Brazilian administrative and court systems. We have received several adverse rulings by various courts with respect to a June 1991 assessment, which is valued at approximately $5.9 million. We are continuing to challenge the assessment, however, and have an action to stay execution of a related tax foreclosure proceeding. We have received a favorable ruling in connection with a disputed August 1990 assessment but the government has appealed that ruling. We also are awaiting a ruling from the Taxpayer's Council in connection with an October 1990 assessment. If our defenses are ultimately unsuccessful, we believe that the Brazilian government-controlled oil company, Petrobras, has a contractual obligation to reimburse us for municipal tax payments required to be paid by them. We do not expect the liability, if any, resulting from these assessments to have a material adverse effect on our current consolidated financial position, results of operations and cash flows.

The Indian Customs Department, Mumbai, filed a "show cause notice" against one of our subsidiaries and various third parties in July 1999. The show cause notice alleged that the initial entry into India in 1988 and other subsequent movements of the Trident II jackup rig operated by the subsidiary constituted imports and exports for which proper customs procedures were not followed and sought payment of customs duties of approximately $31 million based on an alleged 1998 rig value of $49 million, plus interest and penalties, and confiscation of the rig. In January 2000, the Customs Department issued its order, which found that we had imported the rig improperly and intentionally concealed the import from the authorities, and directed us to pay a redemption fee of approximately $3 million for the rig in lieu of confiscation and to pay penalties of approximately $1 million in addition to the amount of customs duties owed. In February 2000, we filed an appeal with the Customs, Excise and Gold (Control) Appellate Tribunal ("CEGAT") together with an application to have the confiscation of the rig stayed pending the outcome of the appeal. In March 2000, the CEGAT ruled on the stay application, directing that the confiscation be stayed pending the appeal. The CEGAT issued its order on our appeal on February 2, 2001, and while it found that the rig was imported in 1988 without proper documentation or payment of duties, the redemption fee and penalties were reduced to less than $0.1 million in view of the ambiguity surrounding the import practice at the time and the lack of intentional concealment by us. The CEGAT further sustained our position regarding the value of the rig at the time of import as $13 million and ruled that subsequent movements of the rig were not liable to import documentation or duties in view of the prevailing practice of the Customs Department, thus limiting our exposure as to custom duties to approximately $6 million. Although CEGAT did not grant us the benefit of a customs duty exemption due to the absence of the required documentation, CEGAT left it open for our subsidiary to seek such documentation from the Ministry of Petroleum. Following the CEGAT order, we tendered payment of redemption, penalty and duty in the amount specified by the order by offset against a $0.6 million deposit and $10.7 million guarantee previously made by us. The Customs Department attempted to draw the entire guarantee, alleging the actual duty payable is approximately $22 million based on an interpretation of the CEGAT order that we believe is incorrect. This action was stopped by an interim ruling of the High Court, Mumbai on writ petition filed by us. We and the Customs Department both filed appeals with the Supreme Court of India against the order of the CEGAT, and both appeals were admitted. The Supreme Court has recently dismissed the Customs Department appeal and affirmed the CEGAT order but the Customs Department has not agreed with our interpretation of that order. We and our customer agreed to pursue and obtained the issuance of the required documentation from the Ministry of Petroleum that, if accepted by the Customs Department, would reduce the duty to nil. The Customs Department did not accept the documentation or agree to refund the duties already paid. We are pursuing our remedies against the Customs Department and our customer. We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our current consolidated financial position, results of operations and cash flows.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In October 2001, TODCO was notified by the U.S. Environmental Protection Agency ("EPA") that the EPA had identified a subsidiary as a potentially responsible party in connection with the Palmer Barge Line superfund site located in Port Arthur, Texas. Based upon the information provided by the EPA and a review of TODCO's internal records to date, TODCO disputes its designation as a potentially responsible party. Pursuant to the master separation agreement with TODCO, we are responsible and will indemnify TODCO for any losses TODCO incurs in connection with this action. We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our current consolidated financial position, results of operations and cash flows.

In August 2003, a judgment of approximately $9.5 million was entered by the Labor Division of the Provincial Court of Luanda, Angola, against us and one of our labor contractors, Hull Blyth, in favor of certain former workers on several of our drilling rigs. The workers were employed by Hull Blyth to work on several drilling rigs while the rigs were located in Angola. When the drilling contracts concluded and the rigs left Angola, the workers' employment ended. The workers brought suit claiming that they were not properly compensated when their employment ended. In addition to the monetary judgment, the Labor Division ordered the workers to be hired by us. We believe that this judgment is without sufficient legal foundation and have appealed the matter to the Angola Supreme Court. We further believe that Hull Blyth has an obligation to protect us from any judgment. We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our current consolidated financial position, results of operations and cash flows.

One of our subsidiaries is involved in an action with respect to customs penalties relating to the Sedco 710 semisubmersible drilling rig. Prior to our merger with Sedco Forex, this drilling rig, which was working for Petrobras in Brazil at the time, had been admitted into the country on a temporary basis under authority granted to a Schlumberger entity. Prior to the Sedco Forex merger, the drilling contract was moved to an entity that would become one of our subsidiaries. In early 2000, the drilling contract was extended for another year. On January 10, 2000, the temporary import permit granted to the Schlumberger entity expired, and renewal filings were not made until later that January. In April 2000, the Brazilian customs authorities cancelled the import permit. The Schlumberger entity filed an action in the Brazilian federal court of Campos for the purpose of extending the temporary admission. Other proceedings were also initiated in order to secure the transfer of the temporary admission to our subsidiary. Ultimately, the court permitted the transfer to our entity but has not ruled that the temporary admission could be extended without the payment of a financial penalty. During the first quarter of 2004, the customs office renewed its efforts to collect a penalty and issued a second assessment for this penalty but has now done so against our subsidiary. The assessment is for approximately $61 million. We believe that the amount of the assessment, even if it were appropriate, should only be approximately $6 million and should in any event be assessed against the Schlumberger entity. We and Schlumberger are contesting our respective assessments. We have put Schlumberger on notice that we consider any assessment to be the responsibility of Schlumberger. We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our current consolidated financial position, results of operations and cash flows.

We are involved in a number of other lawsuits, all of which have arisen in the ordinary course of our business. We do not expect the liability, if any, resulting from these matters to have a material adverse effect on our current consolidated financial position, results of operations and cash flows.

Self Insurance—We are self-insured for the deductible portion of our insurance coverage. In the opinion of management, adequate accruals have been made based on known and estimated exposures up to the deductible portion of our insurance coverages. Management believes that claims and liabilities in excess of the amounts accrued are adequately insured.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Letters of Credit and Surety Bonds—We had letters of credit outstanding totaling $182.2 million and $186.2 million at December 31, 2004 and 2003. These letters of credit guarantee various contract bidding and performance activities under various uncommitted lines provided by several banks.

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations. Surety bonds outstanding totaled $7.6 million and $169.5 million at December 31, 2004 and 2003, respectively. The decrease in outstanding surety bonds is primarily attributable to the expiration of such bonds totaling $151.1 million related to our Brazil operations. Until April 2005, we also guarantee $11.9 million of TODCO’s surety bonds, which TODCO has collateralized.

Note 18—Stock-Based Compensation Plans

Long-Term Incentive Plan—We have a long-term incentive plan for key employees and outside directors (the “Incentive Plan”). Prior to 2003, we accounted for our Incentive Plan under APB 25 and related interpretations. Effective January 1, 2003, we have adopted the fair value recognition provisions of SFAS 123 using the prospective method. Under the prospective method and in accordance with the provisions of SFAS 148 (see Note 2), the recognition provisions are applied to all employee awards granted, modified, or settled after January 1, 2003.

Under the Incentive Plan, awards can be granted in the form of stock options, nonvested restricted shares, deferred units, stock appreciation rights (“SARs”) and cash performance awards. Such awards include traditional time-vesting awards (“time-based vesting awards”) and awards that are earned based on the achievement of certain performance criteria (“performance-based awards”). Our executive compensation committee of our board of directors determines the terms and conditions of the awards under the Incentive Plan. Options issued to date under the Incentive Plan have a 10-year term. Time-based vesting awards vest in three equal annual installments from the date of grant. Performance-based awards issued to date under the Incentive Plan have a two year performance cycle with the number of options, shares earned or deferred units being determined following the completion of the performance cycle (the “determination date”) at which time one-third of the options, shares or deferred units granted vest. Additional vesting occurs December 31 of the two subsequent years following the determination date.

As of December 31, 2004, we were authorized under the Incentive Plan to grant up to (i) 22.9 million ordinary shares to employees; (ii) 0.6 million shares to outside directors; and (iii) 6.0 million restricted shares to employees. On December 31, 1999, all unvested stock options and SARs and all nonvested restricted shares granted after April 1996 became fully vested as a result of the Sedco Forex merger. At December 31, 2004, there were approximately 9.5 million and 0.2 million total shares available to employees and outside directors, respectively, for future grants under the Incentive Plan, assuming the 1.5 million performance-based unvested restricted share awards that could be issued at December 31, 2004 are ultimately issued at the maximum amount.

Prior to the Sedco Forex merger, key employees of Sedco Forex were granted stock options at various dates under the Schlumberger stock option plans. For all of the stock options granted under such plans, the exercise price of each option equaled the market price of Schlumberger stock on the date of grant, each option's maximum term was 10 years and the options generally vested in 20 percent increments over five years. Fully vested Schlumberger options held by Sedco Forex employees at the date of the spin-off will lapse in accordance with their provisions. Non-vested Schlumberger options were terminated and fully vested stock options to purchase our ordinary shares were granted under a new plan.

Prior to the R&B Falcon merger, certain employees and outside directors of R&B Falcon and its subsidiaries were granted stock options under various plans. As a result of the R&B Falcon merger, we assumed all outstanding R&B Falcon stock options and converted them into options to purchase our ordinary shares.

As a result of the TODCO IPO (see Note 4), all unvested stock options to purchase our ordinary shares held by TODCO employees were fully vested.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Time-Based Vesting Awards

The following table summarizes time-based vesting stock option activity:

	Number of Shares	Weighted-Average
	Under Option	Exercise Price
Outstanding at December 31, 2001	13,460,679	$27.99

Granted	2,160,963	28.63
Exercised	(102,480)	18.12
Forfeited	(141,576)	37.99
Outstanding at December 31, 2002	15,377,586	28.03

Granted	314,860	20.95
Exercised	(149,361)	10.97
Forfeited	(267,684)	35.47
Outstanding at December 31, 2003	15,275,401	27.92

Granted	-	-
Exercised	(1,153,857)	18.59
Forfeited	(149,845)	35.74
Outstanding at December 31, 2004	13,971,699	$28.60

Exercisable at December 31, 2002	11,332,039	$26.14
Exercisable at December 31, 2003	13,091,737	$27.53
Exercisable at December 31, 2004	13,195,638	$28.77

The following table summarizes information about time-based vesting stock options outstanding at December 31, 2004:

	Weighted-Average		Options Outstanding		Options Exercisable
Range of	Remaining		Number	Weighted-Average	Number	Weighted-Average
Exercise Prices	Contractual Life		Outstanding	Exercise Price	Outstanding	Exercise Price

$ 8.68- $19.86	4.06	years	3,189,396	$15.36	3,133,060	$15.29
$20.12- $33.69	4.97	years	5,849,952	$25.94	5,144,237	$25.93
$34.63- $81.78	5.42	years	4,932,351	$40.32	4,918,341	$40.33

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes time-based vesting nonvested restricted ordinary shares activity under the Incentive Plan:

	Number of Nonvested Restricted Ordinary Shares	Weighted-Average Price
Outstanding at December 31, 2001	61,667	$25.48

Granted	13,000	28.80
Distributed	(38,326)	17.96
Forfeited	(1,000)	38.07
Outstanding at December 31, 2002	35,341	34.50

Granted	21,000	20.65
Distributed	(14,981)	35.27
Forfeited	-	-
Outstanding at December 31, 2003	41,360	27.19

Granted	8,281	28.12
Distributed	(21,519)	30.52
Forfeited	(1,547)	32.60
Outstanding at December 31, 2004	26,575	$24.58

The following table summarizes SARs activity under the Incentive Plan:

	Number of Shares	Weighted-Average
	Under Option	Exercise Price
Outstanding at December 31, 2001	118,785	$33.77

Granted	32,475	28.80
Exercised	-	-
Forfeited	(5,896)	34.97
Outstanding at December 31, 2002	145,364	32.61

Granted	-	-
Exercised	-	-
Forfeited	(9,946)	34.01
Outstanding at December 31, 2003	135,418	32.51

Granted	-	-
Exercised	(666)	28.80
Forfeited	(2,427)	35.52
Outstanding at December 31, 2004	132,325	$32.47

In May 2004, we granted 20,538 deferred units to outside directors at a weighted-average price of $27.17. A deferred unit is a unit that is equal to one ordinary share. At December 31, 2004, there were 18,256 deferred units outstanding.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Performance-Based Awards

There was no performance-based award activity prior to 2003. The following table summarizes performance-based stock option activity during 2004 and 2003:

	Number of Shares	Weighted-Average
	Under Option	Exercise Price

Granted	725,350	$21.20
Forfeited	(39,019)	21.20
Outstanding at December 31, 2003	686,331	21.20

Granted	544,273	28.12
Forfeited	(13,290)	21.20
Outstanding at December 31, 2004	1,217,314	$24.29

At December 31, 2004 and 2003, none of the performance-based stock options were exercisable.

The following table summarizes information about performance-based stock options outstanding at December 31, 2004:

	Weighted-Average		Options Outstanding		Options Exercisable
Range of	Remaining		Number	Weighted-Average	Number	Weighted-Average
Exercise Prices	Contractual Life		Outstanding	Exercise Price	Outstanding	Exercise Price

$21.20 - $28.12	8.97	years	1,217,314	$24.29	-	$-

During 2004 and 2003, we granted performance-based nonvested restricted ordinary share awards that are earnable based on the achievement of certain performance targets. The number of shares to be issued will be quantified upon completion of the performance period at the determination date. At December 31, 2004 and 2003, the maximum number of nonvested restricted ordinary shares that could be issued at the determination date was 1.5 million and 0.8 million, respectively. The following table summarizes performance-based nonvested restricted ordinary share awards activity:

	Number of Nonvested Restricted Ordinary Shares	Weighted-Average Price

Granted	890,073	$21.20
Distributed	-	-
Forfeited	(55,655)	21.20
Outstanding at December 31, 2003	834,418	21.20

Granted	700,351	28.12
Distributed	-	-
Forfeited	(45,066)	22.74
Outstanding at December 31, 2004	1,489,703	$24.41

Employee Stock Purchase Plan—We provide the ESPP for certain full-time employees. Under the terms of the ESPP, employees can choose each year to have between two and 20 percent of their annual base earnings withheld to purchase up to $25,000 of our ordinary shares. The purchase price of the stock is 85 percent of the lower of its beginning-of-year or end-of-year market price. At December 31, 2004, 390,437 ordinary shares were available for issuance pursuant to the ESPP after taking into account the shares to be issued for the 2004 plan year.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 19—Retirement Plans, Other Postemployment Benefits and Other Benefit Plans

Defined Benefit Pension Plans—We maintain a qualified defined benefit pension plan (the “Retirement Plan”) covering substantially all U.S. employees, and an unfunded plan (the “Supplemental Benefit Plan”) to provide certain eligible employees with benefits in excess of those allowed under the Retirement Plan. In conjunction with the R&B Falcon merger, we acquired three defined benefit pension plans, two funded and one unfunded (the “Frozen Plans”), that were frozen prior to the merger for which benefits no longer accrue but the pension obligations have not been fully paid out. We refer to the Retirement Plan, the Supplemental Benefit Plan and the Frozen Plans collectively as the U.S. Plans.

In addition, we provide several defined benefit plans, primarily group pension schemes with life insurance companies covering our Norway operations and two unfunded plans covering certain of our employees and former employees (the “Norway Plans”). Our contributions to the Norway Plans are determined primarily by the respective life insurance companies based on the terms of the plan. For the insurance-based plans, annual premium payments are considered to represent a reasonable approximation of the service costs of benefits earned during the period. We also have an unfunded defined benefit plan (the “Nigeria Plan”) that provides retirement and severance benefits for certain of our Nigerian employees. The defined benefit pension benefits we provide are comprised of the U.S. Plans, the Norway Plans and the Nigeria Plan (collectively, the “Transocean Plans”). For all plans, we use a January 1 measurement date for net periodic benefit cost and a December 31 measurement date for benefit obligations.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The change in projected benefit obligation, change in plan assets and funded status is shown in the table below (in millions):

	December 31,
	2004	2003
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$295.5	$295.6
Service cost	16.7	16.6
Interest cost	16.7	18.2
Actuarial losses (gains)	13.9	(8.8)
Foreign currency exchange rate changes	5.7	1.2
Settlements / curtailments	-	(7.5)
Plan amendments	(4.5)	(6.4)
Benefits paid	(17.8)	(13.4)
Projected benefit obligation at end of year	326.2	295.5

Change in plan assets
Fair value of plan assets at beginning of year	214.4	188.5
Actual return on plan assets	22.6	32.8
Employer contributions	13.7	23.3
Foreign currency exchange rate changes	3.7	1.0
Settlements / curtailments	-	(17.8)
Benefits paid	(17.8)	(13.4)
Fair value of plan assets at end of year	236.6	214.4

Funded status	(89.6)	(81.1)
Unrecognized transition obligation	2.5	2.0
Unrecognized net actuarial loss	80.5	71.7
Unrecognized prior service cost	(2.0)	2.3
Accrued pension liability	$(8.6)	$(5.1)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$3.2	$3.4
Accrued benefit liability	(54.0)	(44.3)
Intangible asset	0.2	0.1
Accumulated other comprehensive income	42.0	35.7
Net amount recognized	$(8.6)	$(5.1)

The accumulated benefit obligation for all defined benefit pension plans was $269.9 million and $241.5 million at December 31, 2004 and 2003, respectively.

The aggregate projected benefit obligation and fair value of plan assets for plans with a projected benefit obligation in excess of plan assets are as follows (in millions):

	December 31,
	2004	2003

Projected benefit obligation	$316.2	$286.1
Fair value of plan assets	225.1	204.7

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The aggregate accumulated benefit obligation and fair value of plan assets for plans with an accumulated benefit obligation in excess of plan assets are as follows (in millions):

	December 31,
	2004	2003

Accumulated benefit obligation	$252.5	$228.5
Fair value of plan assets	213.7	195.2

Net periodic benefit cost included the following components (in millions):

	Years ended December 31,
	2004	2003	2002
Components of Net Periodic Benefit Cost (a)
Service cost	$16.7	$16.6	$16.8
Interest cost	16.7	18.2	19.0
Expected return on plan assets	(19.6)	(19.7)	(20.7)
Amortization of transition obligation	0.3	0.3	0.3
Amortization of prior service cost	0.6	1.3	1.4
Recognized net actuarial (gains) losses	2.3	0.4	(0.5)
Special termination benefits (b)	-	-	1.1
SFAS 88 settlements/curtailments	-	4.7	(0.3)
Benefit cost	$17.0	$21.8	$17.1

Increase (decrease) in minimum pension liability included in other comprehensive income (in millions)	$6.3	$(10.0)	$45.7
______________
(a) Amounts are before income tax effect.
(b) Special termination benefits paid to a former executive officer of ours from our unfunded supplemental pension plan upon the officer’s retirement in June 2002.

Weighted-average assumptions used to determine benefit obligations:

	December 31,
	2004	2003

Discount rate	5.60%	6.25%
Rate of compensation increase	5.00%	5.24%

Weighted-average assumptions used to determine net periodic benefit cost:

	December 31,
	2004	2003	2002

Discount rate	6.01%	6.65%	7.31%
Expected long-term rate of return in plan assets	8.73%	8.73%	8.73%
Rate of compensation increase	5.00%	5.24%	5.53%

The defined benefit pension obligations and the related benefit costs are accounted for in accordance with SFAS 87, Employers’ Accounting for Pensions. Pension obligations are actuarially determined and are affected by assumptions including expected return on plan assets, discount rates, compensation increases, and employee turnover rates. We evaluate our assumptions periodically and make adjustments to these assumptions and the recorded liabilities as necessary.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Two of the most critical assumptions used in calculating our pension expense and liabilities are the expected long-term rate of return on plan assets and the assumed discount rate. We evaluate assumptions regarding the estimated long-term rate of return on plan assets based on historical experience and future expectations on investment returns, which are calculated by a third party investment advisor utilizing the asset allocation classes held by the plan’s portfolios. We utilize the Moody’s Aa long-term corporate bond yield as a basis for determining the discount rate for our U.S. plans. Changes in these and other assumptions used in the actuarial computations could impact our projected benefit obligations, pension liabilities, pension expense and other comprehensive income. We base our determination of pension expense on a market-related valuation of assets that reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets.

Our pension plan weighted-average asset allocations for funded Transocean Plans by asset category are as follows:

	December 31,
	2004	2003

Equity securities	55.2%	59.7%
Debt securities	31.1%	30.1%
Other	13.7%	10.2%
Total	100.0%	100.0%

We have determined the asset allocation of the plans that is best able to produce maximum long-term gains without taking on undue risk. After modeling many different asset allocation scenarios, we have determined that an asset allocation mix of approximately 60 percent equity securities, 30 percent debt securities and 10 percent other investments is most appropriate. Other investments are generally a diversified mix of funds that specialize in various equity and debt strategies that are expected to provide positive returns each year relative to U.S. Treasury Bills. These strategies may include, among others, arbitrage, short-selling, and merger and acquisition investment opportunities. We review asset allocations and results quarterly to ensure that managers are meeting specified objectives and policies as written and agreed to by us and each manager. These objectives and policies are reviewed each year.

The plan’s investment managers have discretion in the securities in which they may invest within their asset category. Given this discretion, the managers may, from time-to-time, invest in our stock or debt. This could include taking either long or short positions in such securities. As these managers are required to maintain well diversified portfolios, the actual investment in our ordinary shares or debt would be immaterial relative to asset categories and the overall plan.

We contributed $13.7 million to our defined benefit pension plans in 2004. Such contributions were funded from our cash flows from operations. Contributions of $5.4 million and $5.4 million were made to the funded and unfunded U.S. Plans, respectively, during 2004.

We expect to contribute $3.0 million to the Transocean Plans in 2005, comprised of an estimated $0.6 million to fund expected benefit payments for the unfunded U.S. Plans and Nigeria Plan, and an estimated $2.4 million for the funded Norway Plans.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following pension benefits payments, which reflect expected future service, as appropriate, are expected to be paid by the Transocean Plans (in millions):

Years ending December 31,

2005	$13.5
2006	13.9
2007	14.4
2008	15.1
2009	15.7
Thereafter	118.5

Nigeria Plan—During 2003, we terminated all Nigerian employees, which resulted in the payment of all accrued benefits under the Nigeria Plan. Approximately 80 of these employees were made redundant during 2003, while the remaining employees not considered redundant were rehired under a new plan. In accordance with the provisions of SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits, this resulted in a partial plan curtailment and a plan settlement. We paid approximately $17.0 million in severance benefits under the Nigeria Plan during 2003 as a result of these events. In accordance with SFAS 88, we accounted for these events as a plan restructuring and recorded a net settlement expense of $10.4 million, as well as a $4.6 million liability. This liability will reduce future pension expense related to the Nigeria Plan as it will be recognized over the expected service term of the related employees. Pension expense for the Nigeria Plan was $0.2 million in 2004 and represented a 98.7 percent decrease as compared to the 2003 plan expenses (excluding the settlement related expenses discussed above).

Postretirement Benefits Other Than Pensions (“OPEB”)—We have several unfunded contributory and noncontributory OPEB plans covering substantially all of our U.S. employees. Funding of benefit payments for plan participants will be made as costs are incurred. The postretirement health care plans include a limit on our share of costs for recent and future retirees. For all plans, we use a January 1 measurement date for net periodic benefit cost and a December 31 measurement date for benefit obligations.

We amended our postretirement medical plans effective January 1, 2004. The amendments placed limits on our medical benefits payments to retirees. In addition, the amendments harmonized the benefits provided under each of our postretirement medical plans. These changes to the plans resulted in a reduction of $23.0 million in plan benefit obligations.

One of our OPEB plans is a retiree life insurance plan. Effective January 1, 2003, the plan was amended such that participants who retire after December 31, 2002 no longer receive postretirement benefits provided under this plan. As such, we recorded a curtailment gain of $0.6 million related to this amendment in 2003.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The change in benefit obligation, change in plan assets and funded status are shown in the table below (in millions):

	December 31,
	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$62.0	$41.2
Service cost	1.0	1.9
Interest cost	2.1	3.4
Actuarial losses	(2.9)	20.1
Participants’ contributions	0.4	0.3
Plan amendments	(23.0)	-
Settlements / curtailments	-	(2.9)
Benefits paid	(2.1)	(2.0)
Benefit obligation at end of year	37.5	62.0

Change in plan assets
Fair value of plan assets at beginning of year	-	0.2
Actual return on plan assets	-	(0.2)
Company contributions	1.7	1.7
Participants’ contributions	0.4	0.3
Benefits paid	(2.1)	(2.0)
Fair value of plan assets at end of year	-	-

Funded status	(37.5)	(62.0)
Unrecognized net actuarial gain	23.7	26.0
Unrecognized prior service cost	(21.6)	1.2
Postretirement benefit liability	$(35.4)	$(34.8)

Amounts recognized in the consolidated balance sheets for the years ended December 31, 2004 and 2003 consisted of accrued benefit costs totaling $35.4 million and $34.8 million, respectively. There were no prepaid benefit costs recognized for the years ended December 31, 2004 and 2003.

Net periodic benefit cost included the following components (in millions):

	Years ended December 31,
	2004	2003	2002
Components of Net Periodic Benefit Cost
Service cost	$1.0	$2.0	$1.0
Interest cost	2.1	3.4	2.5
Amortization of prior service cost	(2.3)	0.3	0.5
SFAS 88 settlements/curtailments	-	(0.6)	-
Recognized net actuarial losses	1.5	1.3	0.3
Benefit Cost	$2.3	$6.4	$4.3

Weighted-average discount rates used to determine benefit obligations were 5.50% and 6.00% for the years ended December 31, 2004 and 2003, respectively.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Weighted-average assumptions used to determine net periodic benefit cost were as follows:

	December 31,
	2004	2003	2002

Discount rate	6.00%	6.50%	6.50%
Expected long-term rate of return in plan assets	-	-	-
Rate of compensation increase	-	-	5.50%

Assumed health care cost trend rates were as follows:

	December 31,
	2004	2003

Health care cost trend rate assumed for next year	11%	11%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2009	2009

The assumed health care cost trend rate has a significant impact on the amounts reported for postretirement benefits other than pensions. A one-percentage point change in the assumed health care trend rate would have the following effects (in millions):

	One-	One-
	Percentage	Percentage
	Point	Point
	Increase	Decrease
Effect on total service and interest cost components in 2004	$0.3	$(0.4)
Effect on postretirement benefit obligations as of December 31, 2004	$3.4	$(4.1)

Our OPEB obligations and the related benefit costs are accounted for in accordance with SFAS 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. Postretirement costs and obligations are actuarially determined and are affected by assumptions including expected discount rates, compensation increases, employee turnover rates and health care cost trend rates. We evaluate our assumptions periodically and make adjustments to these assumptions and the recorded liabilities as necessary.

Two of the most critical assumptions for postretirement benefit plans are the assumed discount rate and the expected health care cost trend rates. We utilize the Moody’s Aa long-term corporate bond yield as a basis for determining the discount rate. The accumulated postretirement benefit obligation and service cost were developed using a health care trend rate of 11 percent for 2004 reducing 1.0 percent per year to an ultimate trend rate of 5.0 percent per year for 2009 and later. The initial trend rate was selected with reference to recent Transocean experience and broader national statistics. The ultimate trend rate is a long-term assumption and was selected to reflect the anticipation that the portion of gross domestic product devoted to health care becomes constant. Changes in these and other assumptions used in the actuarial computations could impact our projected benefit obligations, pension liabilities and pension expense.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following postretirement benefits payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Years ending December 31,

2005	$1.4
2006	1.5
2007	1.6
2008	1.7
2009	1.8
Thereafter	10.7

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law. The Medicare Act introduced two new features to Medicare that employers must consider in determining the effect of the Medicare Act on their accumulated postretirement benefit obligation (‘‘APBO’’) and net periodic post retirement benefit cost: (i) a subsidy based on 28 percent of an individual beneficiary’s annual prescription drug costs between $250 and $5,000, and (ii) the opportunity for a retiree to obtain a prescription drug benefit under Medicare that is at least actuarially equivalent to Medicare Part D.

In May 2004, the FASB staff issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. We adopted FSP 106-2, effective July 1, 2004, accounting for these new features in the Medicare Act prospectively as an actuarial gain to be amortized into income over the average remaining service period of the plan participants. The adoption of these requirements did not have a material impact on our consolidated financial position, results of operations or cash flows for the year ended December 31, 2004.

Defined Contribution Plans—We provide a defined contribution pension and savings plan covering senior non-U.S. field employees working outside the United States. Contributions and costs are determined as 4.5 percent to 6.5 percent of each covered employee's salary, based on years of service. In addition, we sponsor a U.S. defined contribution savings plan that covers certain employees and limits our contributions to no more than 4.5 percent of each covered employee's salary, based on the employee's contribution. We also sponsor various other defined contribution plans worldwide. We recorded approximately $20.3 million, $21.8 million and $21.3 million of expense related to our defined contribution plans for the years ended December 31, 2004, 2003 and 2002, respectively.

Deferred Compensation Plan—We provide a Deferred Compensation Plan (the “Plan”). The Plan's primary purpose is to provide tax-advantageous asset accumulation for a select group of management, highly compensated employees and non-employee members of the board of directors.

Eligible employees who enroll in the Plan may elect to defer up to a maximum of 90 percent of base salary, 100 percent of any future performance awards, 100 percent of any special payments and 100 percent of directors' meeting fees and annual retainers; however, the administrative committee (seven individuals appointed by the finance and benefits committee of the board of directors) may, at its discretion, establish minimum amounts that must be deferred by anyone electing to participate in the Plan. In addition, the executive compensation committee of the board of directors may authorize employer contributions to participants and our chief executive officer, with executive compensation committee approval, is authorized to cause us to enter into “deferred compensation award agreements” with such participants. There were no employer contributions to the Plan during the years ended December 31, 2004, 2003 or 2002.

Note 20—Investments in and Advances to Unconsolidated Subsidiaries

We have a 50 percent interest in Overseas Drilling Limited (“ODL”), which owns the drillship Joides Resolution. The drillship is contracted to perform drilling and coring operations in deep waters worldwide for the purpose of scientific research. We manage and operate the vessel on behalf of ODL. See Note 22.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As a result of the R&B Falcon merger, we had ownership interests in two unconsolidated joint ventures, 50 percent in DD LLC and 60 percent in DDII LLC. Subsidiaries of ConocoPhillips owned the remaining interests in these joint ventures. We purchased ConocoPhillips’ interests in DDII LLC and DD LLC in late May 2003 and late December 2003, respectively, at which time both DDII LLC and DD LLC became wholly owned subsidiaries. See Note 5.

As a result of the R&B Falcon merger, TODCO has a 25 percent ownership interest in Delta Towing Holdings, LLC (“Delta Towing”), a joint venture established for the purpose of owning and operating inland and shallow water marine support vessel equipment. Delta Towing was considered a variable interest entity as its equity was not sufficient to absorb its expected losses. As a result of our adoption of FIN 46 effective December 31, 2003, TODCO evaluated the expected losses it would absorb from Delta Towing. Because TODCO had the largest percentage of investment at risk through the notes issued by Delta Towing to TODCO, TODCO would absorb the majority of the joint venture’s expected losses; therefore, TODCO was deemed to be the primary beneficiary of Delta Towing for accounting purposes. As such, TODCO consolidated Delta Towing effective December 31, 2003 and the consolidation resulted in an increase in net assets and a corresponding gain as a cumulative effect of a change in accounting principle of approximately $0.8 million. As a result of the TODCO Offerings, Delta Towing was deconsolidated in connection with the deconsolidation of TODCO at December 17, 2004. See Notes 4 and 22.

As a result of our deconsolidation of TODCO at December 17, 2004, we now account for our 22 percent interest in TODCO as an investment in an unconsolidated subsidiary and recognize our investment in TODCO under the equity method of accounting. At December 31, 2004, our investment in TODCO was $104.8 million. At December 31, 2004, the market value of our investment in TODCO was $245.2 million. See Notes 1, 4 and 22.

Note 21—Segments, Geographical Analysis and Major Customers

Through December 16, 2004, our operations were aggregated into two reportable segments: (i) Transocean Drilling and (ii) TODCO. The Transocean Drilling segment consists of floaters, jackups and other rigs used in support of offshore drilling activities and offshore support services. The TODCO segment consisted of our interest in TODCO, which conducts jackup, drilling barge, land rig, submersible and other operations located in the U.S. Gulf of Mexico and inland waters, Mexico, Trinidad and Venezuela. As a result of the deconsolidation of TODCO, we now operate in one industry segment, the Transocean Drilling segment. We provide services with different types of drilling equipment in several geographic regions. The location of our rigs and the allocation of resources to build or upgrade rigs is determined by the activities and needs of customers. Accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 2). We account for intersegment revenue and expenses, if any, as if the revenue or expenses were to third parties at current market prices.

Operating revenues and income (loss) before income taxes, minority interest and cumulative effect of changes in accounting principles by segment were as follows (in millions):

	Years ended December 31,
	2004	2003	2002
Operating Revenues
Transocean Drilling	$2,280.4	$2,206.7	$2,486.1
TODCO (a)	333.5	227.6	187.8
Total Operating Revenues	$2,613.9	$2,434.3	$2,673.9

Operating Income (Loss) Before General and Administrative Expense
Transocean Drilling	$428.6	$422.5	$(1,739.0)
TODCO (a) (b)	(33.7)	(117.5)	(505.3)
	394.9	305.0	(2,244.3)
Unallocated general and administrative expense	(67.0)	(65.3)	(65.6)
Unallocated other expense, net	(87.6)	(218.1)	(178.9)
Income (Loss) Before Income Taxes, Minority Interest and
Cumulative Effect of Changes in Accounting Principles (c)	$240.3	$21.6	$(2,488.8)

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

______________
(a)	The year ended December 31, 2004 includes results from the TODCO segment to December 17, 2004, the effective date of the TODCO deconsolidation.
(b)
The years ended December 31, 2004, 2003 and 2002 include $32.3 million, $14.9 million and $19.2 million, respectively, of operating and maintenance expense that TODCO classifies as general and administrative expense.

(c)
The year ended December 31, 2004 includes gains from the TODCO Offerings of $308.8 million and a non-cash charge of $167.1 million related to contingent amounts due from TODCO under a tax sharing agreement between us and TODCO. See Note 4.

Depreciation expense by segment was as follows (in millions):

	Years ended December 31,
	2004	2003	2002
Transocean Drilling	$432.6	$416.0	$408.4
TODCO	92.0	92.2	91.9
Total Depreciation Expense	$524.6	$508.2	$500.3

Total assets by segment were as follows (in millions):

	December 31,
	2004	2003

Transocean Drilling	$10,758.3	$10,874.0
TODCO	−	788.6
Total Assets	$10,758.3	$11,662.6

Total capital expenditures by segment were as follows (in millions):

	Years ended December 31,
	2004	2003	2002

Transocean Drilling	$118.2	$481.8	$135.2
TODCO	8.8	12.0	5.8
Total Capital Expenditures	$127.0	$493.8	$141.0

Operating revenues and long-lived assets by country were as follows (in millions):

	Years ended December 31,
	2004	2003	2002
Operating Revenues
United States	$856.0	$752.8	$752.5
Brazil	278.0	316.7	283.0
India	270.8	119.6	101.4
United Kingdom	208.8	211.6	345.7
Other Countries (a)	1,000.3	1,033.6	1,191.3
Total Operating Revenues	$2,613.9	$2,434.3	$2,673.9

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	As of December 31,
	2004	2003
Long-Lived Assets
United States	$2,396.5	$3,209.0
Brazil	865.3	1,276.6
Nigeria	811.1	438.5
Other Countries (a)	2,932.3	3,085.5
Total Long-Lived Assets	$7,005.2	$8,009.6
______________________
(a)
Other Countries represents countries in which we operate that individually had operating revenues or long-lived assets representing less than 10 percent of total operating revenues earned or total long-lived assets.

A substantial portion of our assets are mobile. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenues generated by such assets during the periods.

Our international operations are subject to certain political and other uncertainties, including risks of war and civil disturbances (or other events that disrupt markets), expropriation of equipment, repatriation of income or capital, taxation policies, and the general hazards associated with certain areas in which operations are conducted.

For the year ended December 31, 2004, BP, Petrobras and ChevronTexaco accounted for approximately 10.3 percent, 10.2 percent and 9.9 percent, respectively, of our operating revenues, of which the majority was reported in the Transocean Drilling segment. For the year ended December 31, 2003, Petrobras, BP and Shell accounted for approximately 11.8 percent, 11.1 percent and 10.7 percent, respectively, of our operating revenues, of which the majority was reported in the Transocean Drilling segment. For the year ended December 31, 2002, BP and Shell accounted for approximately 14.1 percent and 11.6 percent, respectively, of our operating revenues, of which the majority was reported in the Transocean Drilling segment. The loss of these or other significant customers could have a material adverse effect on our results of operations.

Note 22—Related Party Transactions

DD LLC and DDII LLC—Prior to our purchase of ConocoPhillips’ interest in DD LLC and DDII LLC (see Note 5), we were party to drilling services agreements with DD LLC and DDII LLC for the operations of the Deepwater Pathfinder and Deepwater Frontier, respectively. For the year ended December 31, 2003, we earned $1.6 million and $1.3 million for such services to DD LLC and DDII LLC, respectively. For the year ended December 31, 2002 we earned $1.6 million for such services to each of DD LLC and DDII LLC. Such revenue amounts were included in operating revenues in the consolidated statement of operations.

Delta Towing—Immediately prior to the closing of the R&B Falcon merger, TODCO formed a joint venture to own and operate its U.S. inland marine support vessel business (the “Marine Business”). In connection with the formation of the joint venture, the Marine Business was transferred by a subsidiary of TODCO to Delta Towing in exchange for a 25 percent equity interest, and certain secured notes payable from Delta Towing. The secured notes consisted of (i) an $80.0 million principal amount note bearing interest at eight percent per annum due January 30, 2024 (the “Tier 1 Note”), (ii) a contingent $20.0 million principal amount note bearing interest at eight percent per annum with an expiration date of January 30, 2011 (the “Tier 2 Note”) and (iii) a contingent $44.0 million principal amount note bearing interest at eight percent per annum with an expiration date of January 30, 2011 (the “Tier 3 Note”). The 75 percent equity interest holder in the joint venture also loaned Delta Towing $3.0 million in the form of a Tier 1 Note. Until January 2011, Delta Towing must use 100 percent of its excess cash flow towards the payment of principal and interest on the Tier 1 Notes. After January 2011, 50 percent of its excess cash flows are to be applied towards the payment of principal and unpaid interest on the Tier 1 Notes. Interest is due and payable quarterly without regard to excess cash flow.

Delta Towing was obligated to repay at least (i) $8.3 million of the aggregate principal amount of the Tier 1 Note no later than January 2004, (ii) $24.9 million of the aggregate principal amount no later than January 2006 and (iii) $62.3 million of the aggregate principal amount no later than January 2008. After the Tier 1 Note has been repaid, Delta Towing must apply 75 percent of its excess cash flow towards payment of the Tier 2 Note. Upon the repayment of the Tier 2 Note, Delta Towing must apply 50 percent of its excess cash to repay principal and interest on the Tier 3 Note. Any amounts not yet due under the Tier 2 and Tier 3 Notes at the time of their expiration will be waived. The Tier 1, 2 and 3 Notes are secured by mortgages and liens on the vessels and other assets of Delta Towing.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

TODCO valued its Tier 1, 2 and 3 Notes at $80 million immediately prior to the closing of the R&B Falcon merger, the effect of which was to fully reserve the Tier 2 and 3 Notes. For the years ended December 31, 2003, and 2002, we earned interest income on the outstanding balance at each period of $3.1 million and $6.3 million, respectively, on the Tier 1 Note. In December 2001, the note agreement was amended to provide for a $4.0 million, three-year revolving credit facility (the “Delta Towing Revolver”) from the Company. Amounts drawn under the Delta Towing Revolver accrued interest at eight percent per annum, with interest payable quarterly. For each of the years ended December 31, 2003 and 2002, TODCO recognized $0.3 million of interest income on the Delta Towing Revolver.

Delta Towing defaulted on the notes in January 2003 by failing to make its scheduled quarterly interest payment and remained in default as a result of its continued failure to make its quarterly interest payments. As a result of TODCO’s continued evaluation of the collectibility of the notes, TODCO recorded an impairment of the notes receivable of $21.3 million ($13.8 million, or $0.04 per diluted share, net of tax) in June 2003 based on Delta Towing’s discounted cash flows over the terms of the notes, which deteriorated in the second quarter of 2003 as a result of the continued decline in Delta Towing’s business outlook. As permitted in the note agreement in the event of default, TODCO began offsetting a portion of the amount owed to Delta Towing against the interest due under the notes. Additionally, in 2003, TODCO established a reserve of $1.6 million for interest income earned during the year ended December 31, 2003 on the notes receivable.

As part of the formation of the joint venture on January 31, 2001, TODCO entered into an agreement with Delta Towing under which TODCO committed to charter certain vessels for a period of one year ending January 31, 2002 and committed to charter for a period of 2.5 years from the date of delivery 10 crewboats then under construction, all of which had been placed into service as of December 31, 2002. During the year ended December 31, 2003, TODCO incurred charges of $11.7 million, which was reflected in operating and maintenance expense. During the year ended December 31, 2002, TODCO incurred charges totaling $10.7 million from Delta Towing for services rendered, of which $1.6 million was rebilled to TODCO’s customers and $9.1 million was reflected in operating and maintenance expense.

As a result of the adoption of FIN 46 and a determination that TODCO was the primary beneficiary for accounting purposes of Delta Towing, TODCO consolidated Delta Towing effective December 31, 2003 and intercompany transactions and accounts were eliminated, including the above described notes. Consolidation of Delta Towing resulted in an increase in net assets and a corresponding gain as a cumulative effect of a change in accounting principle of approximately $0.8 million. In connection with the deconsolidation of TODCO, Delta Towing was deconsolidated effective December 17, 2004 (see Note 4).

ODL—In conjunction with the management and operation of the Joides Resolution on behalf of ODL, we earned $2.4 million, $1.2 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002. Such amounts are included in other revenues in our consolidated statements of operations. At December 31, 2004 and 2003, we had receivables from ODL of $1.1 million and $3.1 million, respectively, which were recorded as accounts receivable - other in our consolidated balance sheets. Siem Offshore Inc. owns the other 50 percent interest in ODL. Our director Kristian Siem, is the chairman of Siem Offshore Inc. and is also a director and officer of ODL. Mr. Siem is also chairman and chief executive officer of Siem Industries, Inc., which owns an approximate 45 percent interest in Siem Offshore Inc.

TODCO—We entered into a transition services agreement under which we provide specified administrative support to TODCO during the transitional period following the closing of the TODCO IPO. TODCO provides specified administrative support on our behalf for rig operations in Trinidad and Venezuela. Prior to the deconsolidation of TODCO (see Notes 1 and 4), amounts we earned under the transition services agreement and amounts we incurred for administrative support from TODCO were eliminated upon consolidation. As a result of our deconsolidation of TODCO, amounts earned under the transition services agreement are reflected in other revenues and amounts incurred for administrative support are reflected in operating and maintenance expense in the consolidated statement of operations. Any amounts recorded between us and TODCO subsequent to the deconsolidation of TODCO in mid-December were not material. At December 31, 2004, we had payables related to the administrative support TODCO provides of $0.3 million, which is included in accounts payable in the consolidated balance sheet. At December 31, 2004, we had a long-term payable related to our indemnification of certain TODCO non-U.S. income tax liabilities of $11.2 million, which is included in other long-term liabilities in the consolidated balance sheet. Although the ultimate amount of the indemnification could vary and we cannot predict or provide assurance as to the final outcome, we do not expect the liability, if any, resulting from the indemnification to have a material adverse effect on our current consolidated financial position, results of operations and cash flows. Until April 2005, we also guarantee $11.9 million of TODCO’s surety bonds, which TODCO has collateralized.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 23—Restructuring Charges

In September 2002, we committed to restructuring plans in France and Norway. We established a liability of approximately $4.0 million for the estimated severance-related costs associated with the involuntary termination of 24 employees pursuant to these plans. The charge was reported as operating and maintenance expense in our consolidated statements of operations related to the Transocean Drilling segment. Through December 31, 2004, approximately $3.6 million had been paid to 24 employees representing full or partial payments. In June 2003, we released the expected surplus liability of $0.3 million to operating and maintenance expense in the Transocean Drilling segment. Substantially all of the remaining liability is expected to be paid by the end of the first quarter in 2005.

Note 24—Earnings Per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings (loss) per share is as follows (in millions, except per share data):

	Years ended December 31,
	2004	2003	2002
Numerator for Basic and Diluted Earnings (Loss) per Share
Income (Loss) Before Cumulative Effect of Changes in Accounting Principles	$152.2	$18.4	$(2,368.2)
Cumulative Effect of Changes in Accounting Principles	−	0.8	(1,363.7)
Net Income (Loss)	$152.2	$19.2	$(3,731.9)
Denominator for Diluted Earnings (Loss) per Share
Weighted-average shares outstanding for basic earnings per share	320.9	319.8	319.1
Effect of dilutive securities:
Employee stock options and unvested stock grants	2.6	1.1	-
Warrants to purchase ordinary shares	1.7	0.5	-
Adjusted weighted-average shares and assumed
conversions for diluted earnings (loss) per share	325.2	321.4	319.1

Basic and Diluted Earnings (Loss) Per Share
Income (Loss) Before Cumulative Effect of Changes in Accounting Principles	$0.47	$0.06	$(7.42)
Cumulative Effect of Changes in Accounting Principles	-	-	(4.27)
Net Income (Loss)	$0.47	$0.06	$(11.69)

Ordinary shares subject to issuance pursuant to the conversion features of the convertible debentures (see Note 8) are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share because the effect of including those shares is anti-dilutive for all periods presented. Incremental shares related to stock options, restricted stock grants and warrants are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share for the year ended December 31, 2002 because the effect of including those shares is anti-dilutive. Incremental shares related to contingently convertible debentures are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share because the effect of including those shares is anti-dilutive for all periods presented.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 25—Stock Warrants

In connection with the R&B Falcon merger, we assumed the then outstanding R&B Falcon stock warrants. Each warrant enables the holder to purchase 17.5 ordinary shares at an exercise price of $19.00 per share. The warrants expire on May 1, 2009. At December 31, 2004, there were 261,000 warrants outstanding to purchase 4,567,500 ordinary shares.

Note 26—Quarterly Results (Unaudited)

Shown below are selected unaudited quarterly data (in millions, except per share data):

Quarter		First	Second	Third	Fourth
2004
	Operating Revenues	$652.0	$633.2	$651.8	$676.9
	Operating Income (a)	96.8	103.8	71.1	56.2
	Net Income (Loss) (b)	22.7	48.0	154.9	(73.4)
	Basic and Diluted Earnings (Loss) Per Share	$0.07	$0.15	$0.48	$(0.23)
	Weighted Average Shares Outstanding
	Shares for basic earnings per share	320.6	320.8	320.9	321.2
	Shares for diluted earnings per share	324.1	324.1	325.3	321.2

2003
	Operating Revenues	$616.0	$603.9	$622.9	$591.5
	Operating Income (c)	101.6	19.8	72.8	45.5
	Income (Loss) Before Cumulative Effect of a Change in Accounting Principle (d)	47.2	(44.5)	11.0	4.7
	Net Income (Loss) (d)	$47.2	$(44.5)	$11.0	$5.5
	Basic and Diluted Earnings (Loss) Per Share
	Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	$0.15	$(0.14)	$0.03	$0.02
	Weighted Average Shares Outstanding
	Shares for basic earnings per share	319.7	319.8	319.9	319.9
	Shares for diluted earnings per share	321.6	319.8	321.1	321.3

___________________________
(a)	First quarter 2004 included stock option vesting resulting from the TODCO IPO of $7.1 million (see Note 4).
(b)
First quarter 2004 included a gain on the TODCO IPO of $39.4 million, a tax valuation allowance of $31.0 million, stock option vesting resulting from the TODCO IPO of $7.1 million (see Note 4) and a loss on retirement of debt of $28.1 million (see Note 8). Second quarter 2004 included a gain on sale of an asset of $21.6 million (see Note 6). Third quarter 2004 included a gain on the September TODCO Offering of $129.4 million (see Note 4). Fourth quarter 2004 included a gain on the December TODCO Offering of $140.0 million (see Note 4), loss on retirement of debt of $48.4 million (see Note 8) and a non-cash charge of $167.1 million related to contingent amounts due from TODCO under a tax sharing agreement between us and TODCO (see Note 4).

(c)
Second quarter 2003 included loss on impairments of $15.8 million (see Note 7). Third quarter 2003 included costs related to the TODCO IPO of $8.0 million (see Note 1). Fourth quarter 2003 included costs to restructure the Nigeria defined benefit plans of $16.9 million (see Note 19).

(d)
Second quarter 2003 included loss on retirement of debt of $13.8 million (see Note 8), impairment loss on note receivable from related party of $13.8 million (see Note 2) and a favorable resolution of a non-U.S. income tax liability of $14.6 million (see Note 15).

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 27—Subsequent Events (Unaudited)

In January 2005, we completed the sale of the semisubmersible rig Sedco 600 for net proceeds of $24.9 million and expect to recognize an after-tax gain of $18.8 million in the first quarter of 2005.

In February 2005, we called our $247.8 million aggregate principal amount outstanding 6.95% Senior Notes due April 2008 at the make-whole premium price provided in the indenture. We expect to redeem these notes at 109.92 percent of face value or $272.4 million, plus accrued and unpaid interest. The redemption is expected to be completed by March 21, 2005. We expect to recognize a loss on the redemption of approximately $10.8 million in the first quarter of 2005, which reflects adjustments for fair value of the debt at the date of the R&B Falcon merger and the unamortized fair value adjustment on a previously terminated interest rate swap. We plan to fund the redemption with existing cash on hand.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not had a change in or disagreement with our accountants within 24 months prior to the date of our most recent financial statements or in any period subsequent to such date.

ITEM 9A.  Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Pursuant to our efforts relating to Section 404 of the Sarbanes-Oxley Act, we have continued to make certain changes to our internal controls over financial reporting during the quarter ended December 31, 2004 that we believe better align these controls with the Section 404 requirements. However, there were no changes in these internal controls during that quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

See “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” included in Item 8 of this Annual Report.

ITEM 9B. Other Information

None

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

ITEM 11.  Executive Compensation

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

ITEM 13.  Certain Relationships and Related Transactions

ITEM 14.  Principal Accounting Fees and Services

The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to our definitive proxy statement for our 2005 annual general meeting of shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2004. Certain information with respect to our executive officers is set forth in Item 4 of this annual report under the caption “Executive Officers of the Registrant.”

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements

Included in Part II of this report:

Financial statements of unconsolidated subsidiaries are not presented herein because such subsidiaries do not meet the significance test.

(2) Financial Statement Schedules

Transocean Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
(In millions)

		Additions
		Charged	Charged
	Balance at	to Costs	to Other				Balance at
	Beginning	And	Accounts		Deductions		End of
	of Period	Expenses	Describe	_______	Describe	_________	Period

Year Ended December 31, 2002
Reserves and allowances deducted from asset
accounts:
Allowance for doubtful accounts
receivable	$24.2	$16.6	$-		$20.0	(a)	$20.8

Allowance for obsolete materials and
supplies	24.1	0.3	0.7	(c)	6.5	(b) (d) (e)	18.6

Year Ended December 31, 2003
Reserves and allowances deducted from asset
accounts:
Allowance for doubtful accounts
receivable	20.8	24.4	-		16.1	(a)	29.1

Allowance for obsolete materials and
supplies	$18.6	$0.9	$0.2	(h)	$2.2	(b) (f) (g)	$17.5

Year Ended December 31, 2004
Reserves and allowances deducted from asset
accounts:
Allowance for doubtful accounts
receivable	29.1	10.2	0.2	(i) (j)	22.7	(a)	16.8

Allowance for obsolete materials and
supplies	$17.5	$3.2	$-		$0.4	(k) (l)	$20.3
_____________________________
(a)	Uncollectible accounts receivable written off, net of recoveries.
(b)	Obsolete materials and supplies written off, net of scrap.
(c)	Amount includes $0.4 related to adjustments to the provision.
(d)	Amount includes $0.8 related to sale of rigs/inventory.
(e)	Amount includes $3.7 related to adjustments to the provision.
(f)	Amount includes $0.8 related to sale of rigs/inventory.
(g)	Amount includes $0.9 related to adjustments to the provision.
(h)	Amount includes $0.2 related to adjustments to the provision.
(i)	Amount includes $0.2 related to the TODCO deconsolidation.
(j)	Amount includes $0.4 related to adjustments to the provision.
(k)	Amount includes $0.3 related to the TODCO deconsolidation.
(l)	Amount includes $0.1 related to sale of rigs/inventory.

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

3.3	Certificate of Incorporation on Change of Name to Transocean Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended June 30, 2002)

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

4.12
Officers' Certificate establishing the terms of the 6.50% Notes due 2003, 6.75% Notes due 2005, 6.95% Notes due 2008, 7.375% Notes due 2018, 9.125% Notes due 2003 and 9.50% Notes due 2008 (incorporated by reference to Exhibit 4.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

4.13
Officers' Certificate establishing the terms of the 7.375% Notes due 2018 (incorporated by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

4.14
Warrant Agreement, including form of Warrant, dated April 22, 1999 between R&B Falcon and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to R&B Falcon's Registration Statement No. 333-81181 on Form S-3 dated June 21, 1999)

4.15
Supplement to Warrant Agreement dated January 31, 2001 among Transocean Sedco Forex Inc., R&B Falcon Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

4.16
Registration Rights Agreement dated April 22, 1999 between R&B Falcon and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to R&B Falcon's Registration Statement No. 333-81181 on Form S-3 dated June 21, 1999)

4.17
Supplement to Registration Rights Agreement dated January 31, 2001 between Transocean Sedco Forex Inc. and R&B Falcon Corporation (incorporated by reference to Exhibit 4.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

4.18
Revolving Credit Agreement dated December 16, 2003 among Transocean Inc., the lenders party thereto, Suntrust Bank, as administrative agent, Citibank, N.A. and Bank of America, N.A., as co-syndication agents, The Royal Bank of Scotland plc and Bank One, NA, as co-documentation agents, Wells Fargo Bank, N.A. and UBS Loan Finance LLC, as managing agents, The Bank of New York, Den Norske Bank ASA and HSBC Bank USA, as co-agents, and Citigroup Global Markets Inc. and Suntrust Capital Markets, Inc., as co-lead arrangers (incorporated by reference to Exhibit 4.25 to our Annual Report on Form 10-K for the year ended December 31, 2003)

10.1
Tax Sharing Agreement between Sonat Inc. and Sonat Offshore Drilling Inc. dated June 3, 1993 (incorporated by reference to Exhibit 10-(3) to the Company's Form 10-Q for the quarter ended June 30, 1993)

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

*10.4	Amended and Restated Employee Stock Purchase Plan of Transocean Inc. (incorporated by reference to Appendix C to the Company's Proxy Statement dated March 28, 2003)

*10.5	Amended and Restated Long-Term Incentive Plan of Transocean Inc. (incorporated by reference to Appendix B to the Company’s Proxy Statement dated March 19, 2004)

*10.6
Form of Employment Agreement dated May 14, 1999 between J. Michael Talbert, Robert L. Long, Eric B. Brown and Barbara S. Wood, individually, and the Company (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1999)

*10.7
Deferred Compensation Plan of Transocean Offshore Inc., as amended and restated effective January 1, 2000 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

*10.8
Sedco Forex Employees Option Plan of Transocean Sedco Forex Inc. effective December 31, 1999 (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-94569) filed January 12, 2000)

*10.9
Employment Agreement dated September 22, 2000 between J. Michael Talbert and Transocean Offshore Deepwater Drilling Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2000)

*10.10
Agreement dated October 10, 2002 by and among Transocean Inc., Transocean Offshore Deepwater Drilling Inc. and J. Michael Talbert (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 10, 2002)

*10.11
Employment Agreement dated September 17, 2000 between Robert L. Long and Transocean Offshore Deepwater Drilling Inc. (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 2000)

*10.12
Agreement dated May 9, 2002 by and among Transocean Offshore Deepwater Drilling Inc. and Robert L. Long (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated October 10, 2002)

*10.13
Employment Agreement dated September 20, 2000 between Eric B. Brown and Transocean Offshore Deepwater Drilling Inc. (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarter ended September 30, 2000)

*10.14
Employment Agreement dated October 4, 2000 between Barbara S. Wood and Transocean Offshore Deepwater Drilling Inc. (incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q for the quarter ended September 30, 2000)

*10.15
Employment Agreement dated July 15, 2002 by and among R&B Falcon Corporation, R&B Falcon Management Services, Inc. and Jan Rask (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2002)

*10.16
Amendment No. 1 dated December 12, 2003 to the Employment Agreement dated July 15, 2002 by and among Jan Rask, R&B Falcon Management Services, Inc. and R&B Falcon Corporation (incorporated by reference to Exhibit 10.8 to TODCO’s Registration Statement No. 333-101921 on Form S-1 dated February 3, 2004)

*10.17	1992 Long-Term Incentive Plan of Reading & Bates Corporation (incorporated by reference to Exhibit B to Reading & Bates' Proxy Statement dated April 27, 1992)

*10.18	1995 Long-Term Incentive Plan of Reading & Bates Corporation (incorporated by reference to Exhibit 99.A to Reading & Bates' Proxy Statement dated March 29, 1995)

*10.19	1995 Director Stock Option Plan of Reading & Bates Corporation (incorporated by reference to Exhibit 99.B to Reading & Bates' Proxy Statement dated March 29, 1995)

*10.20	1997 Long-Term Incentive Plan of Reading & Bates Corporation (incorporated by reference to Exhibit 99.A to Reading & Bates' Proxy Statement dated March 18, 1997)

*10.21	1998 Employee Long-Term Incentive Plan of R&B Falcon Corporation (incorporated by reference to Exhibit 99.A to R&B Falcon's Proxy Statement dated April 23,1998)

*10.22	1998 Director Long-Term Incentive Plan of R&B Falcon Corporation (incorporated by reference to Exhibit 99.B to R&B Falcon's Proxy Statement dated April 23,1998)

*10.23	1999 Employee Long-Term Incentive Plan of R&B Falcon Corporation (incorporated by reference to Exhibit 99.A to R&B Falcon's Proxy Statement dated April 13, 1999)

*10.24	1999 Director Long-Term Incentive Plan of R&B Falcon Corporation (incorporated by reference to Exhibit 99.B to R&B Falcon's Proxy Statement dated April 13, 1999)

10.25
Memorandum of Agreement dated November 28, 1995 between Reading and Bates, Inc., a subsidiary of Reading & Bates Corporation, and Deep Sea Investors, L.L.C. (incorporated by reference to Exhibit 10.110 to Reading & Bates' Annual Report on Form 10-K for 1995)

10.26
Amended and Restated Bareboat Charter dated July 1, 1998 to Bareboat Charter M. G. Hulme, Jr. dated November 28, 1995 between Deep Sea Investors, L.L.C. and Reading & Bates Drilling Co., a subsidiary of Reading & Bates Corporation (incorporated by reference to Exhibit 10.177 to R&B Falcon's Annual Report on Form 10-K for the year ended December 31, 1998)

10.27
Master Separation Agreement dated February 4, 2004 by and among Transocean Inc., Transocean Holdings Inc. and TODCO (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated March 2, 2004)

10.28	Tax Sharing Agreement dated February 4, 2004 between Transocean Holdings Inc. and TODCO (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated March 2, 2004)

*10.29	Executive Severance Benefit of Transocean Inc. effective February 9, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 15, 2005)

*10.30	Form of 2004 Performance-Based Nonqualified Share Option Award Letter (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 15, 2005)

*10.31	Form of 2004 Employee Contingent Restricted Ordinary Share Award (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 15, 2005)

*10.32	Form of 2004 Director Deferred Unit Award (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 15, 2005)

*10.33	Performance Award and Cash Bonus Plan of Transocean Inc. (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 15, 2005)

*10.34	Description of Annual Cash Bonuses for Certain Executive Officers (incorporated by reference to Item 1.01 of the Company's Current Report on Form 8-K filed on February 15, 2005)

*10.35	Description of Director Compensation (incorporated by reference to Item 1.01 of the Company's Current Report on Form 8-K on February 15, 2005)

†*10.36	Description of Base Salaries for Certain Executive Officers

†21	Subsidiaries of the Company

†23.1	Consent of Ernst & Young LLP

†24	Powers of Attorney

†31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________________________
*Compensatory plan or arrangement.
†Filed herewith.

Exhibits listed above as previously having been filed with the SEC are incorporated herein by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934 and made a part hereof with the same effect as if filed herewith.

Certain instruments relating to our long-term debt and our subsidiaries have not been filed as exhibits since the total amount of securities authorized under any such instrument does not exceed 10 percent of our total assets and our subsidiaries on a consolidated basis. We agree to furnish a copy of each such instrument to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on March 16, 2005.

TRANSOCEAN INC.
By:	/s/ Gregory L. Cauthen

Gregory L. Cauthen
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 16, 2005

Signature	Title

*	Chairman of the Board of Directors
J. Michael Talbert

/s/ Robert L. Long	President and Chief Executive Officer
Robert L. Long	(Principal Executive Officer)

/s/ Gregory L. Cauthen	Senior Vice President and Chief Financial Officer
Gregory L. Cauthen	(Principal Financial Officer)

/s/ David A. Tonnel	Vice President and Controller
David A. Tonnel	(Principal Accounting Officer)

*	Director
Victor E. Grijalva

*	Director
Arthur Lindenauer

*	Director
Martin B. McNamara

*	Director
Roberto Monti

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Signature	Title

*	Director
Richard A. Pattarozzi

*	Director
Kristian Siem

*	Director
Robert M. Sprague

*	Director
Ian C. Strachan

By /s/ William E. Turcotte
William E. Turcotte
(Attorney-in-Fact)