Form 10-Q
period 2005-03-31
TRANSOCEAN INC
filed 2005-05-03
CIK 1083269

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

Commission file number 333-75899

TRANSOCEAN INC.
(Exact name of registrant as specified in its charter)

Cayman Islands	66-0582307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Greenway Plaza	1
Houston, Texas	77046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 232-7500
______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒     No ☐

As of April 29, 2005, 326,102,656 ordinary shares, par value $0.01 per share, were outstanding.

TRANSOCEAN INC.

INDEX TO FORM 10-Q

QUARTER ENDED MARCH 31, 2005

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2005 and 2004	1

Condensed Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2005 and 2004	2

Condensed Consolidated Balance Sheets
March 31, 2005 and December 31, 2004	3

Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2005 and 2004	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	34

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6. Exhibits	35

Index to Form 10-Q

Item 1. Financial Statements

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
<B>	2005	2004
Operating Revenues
Contract drilling revenues	$600.6	$597.5
Other revenues	29.9	54.5
	630.5	652.0
Costs and Expenses
Operating and maintenance	388.6	412.4
Depreciation	100.7	131.5
General and administrative	18.1	15.1
Gain from sale of assets, net	(20.2)	(3.8)
	487.2	555.2

Operating Income	143.3	96.8

Other Income (Expense), net
Equity in earnings of unconsolidated affiliates	3.1	2.3
Interest income	4.0	2.1
Interest expense	(33.1)	(47.4)
Gain from TODCO Offerings	-	39.4
Loss on retirement of debt	(6.7)	(28.1)
Other, net	(1.1)	1.4
	(33.8)	(30.3)

Income Before Income Taxes and Minority Interest	109.5	66.5
Income Tax Expense	17.5	48.0
Minority Interest	0.2	(4.2)

Net Income	$91.8	$22.7

Earnings Per Share
Basic and Diluted	$0.28	$0.07

Weighted Average Shares Outstanding
Basic	323.6	320.6
Diluted	331.0	324.1

See accompanying notes.

Index to Form 10-Q

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2005	2004

Net Income	$91.8	$22.7
Other Comprehensive Income (Loss), net of tax
Amortization of gain on terminated interest rate swaps	(0.1)	(0.1)
Change in unrealized loss on securities available for sale	0.3	−
Minimum pension liability adjustments (net of tax expense of $0.7 for the three months ended March 31, 2005)	1.4	−
Other Comprehensive Income (Loss)	1.6	(0.1)
Total Comprehensive Income	$93.4	$22.6

See accompanying notes.

Index to Form 10-Q

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31,	December 31,
<B>	2005	2004
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$420.7	$451.3
Accounts Receivable, net of allowance for doubtful accounts of $16.5 and $16.8 at March 31, 2005 and December 31, 2004, respectively	484.5	442.0
Materials and Supplies, net of allowance for obsolescence of $20.2 and $20.3 at March 31, 2005 and December 31, 2004, respectively	148.5	144.7
Deferred Income Taxes, net	15.3	19.0
Other Current Assets	33.9	52.1
Total Current Assets	1,102.9	1,109.1

Property and Equipment	9,740.7	9,732.9
Less Accumulated Depreciation	2,817.1	2,727.7
Property and Equipment, net	6,923.6	7,005.2

Goodwill	2,251.9	2,251.9
Investments in and Advances to Unconsolidated Affiliates	110.7	109.2
Deferred Income Taxes	39.4	43.8
Other Assets	263.0	239.1
Total Assets	$10,691.5	$10,758.3

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts Payable	$165.6	$180.8
Accrued Income Taxes	10.4	17.1
Debt Due Within One Year	7.9	19.4
Other Current Liabilities	248.4	213.0
Total Current Liabilities	432.3	430.3

Long-Term Debt	2,196.3	2,462.1
Deferred Income Taxes, net	147.6	124.1
Other Long-Term Liabilities	349.6	345.2
Total Long-Term Liabilities	2,693.5	2,931.4

Commitments and Contingencies

Minority Interest	4.2	4.0

Preference Shares, $0.10 par value; 50,000,000 shares authorized, none issued and outstanding	−	−
Ordinary Shares, $0.01 par value; 800,000,000 shares authorized, 324,824,322 and 321,533,998 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	3.2	3.2
Additional Paid-in Capital	10,771.3	10,695.8
Accumulated Other Comprehensive Loss	(22.8)	(24.4)
Retained Deficit	(3,190.2)	(3,282.0)
Total Shareholders’ Equity	7,561.5	7,392.6
Total Liabilities and Shareholders’ Equity	$10,691.5	$10,758.3

See accompanying notes.

Index to Form 10-Q

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

<table><caption>	Three Months Ended March 31,
<B>	2005	2004

Cash Flows from Operating Activities
Net income	$91.8	$22.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	100.7	131.5
Stock-based compensation expense	3.1	10.0
Deferred income taxes	4.6	31.3
Equity in earnings of unconsolidated affiliates	(3.1)	(2.3)
Net gain from disposal of assets	(19.9)	(1.9)
Gain from TODCO Offerings	-	(39.4)
Loss on retirement of debt	6.7	28.1
Amortization of debt-related discounts/premiums, fair value adjustments and issue costs, net	(3.2)	(7.6)
Deferred income, net	10.0	(3.3)
Deferred expenses, net	(1.2)	(1.9)
Tax benefit from exercise of stock options	(0.8)	-
Other long-term liabilities	5.2	2.3
Other, net	1.1	(4.8)
Changes in operating assets and liabilities
Accounts receivable	(40.0)	29.8
Accounts payable and other current liabilities	22.9	23.6
Income taxes receivable/payable, net	(5.1)	(2.4)
Other current assets	4.1	(24.5)
Net Cash Provided by Operating Activities	176.9	191.2

Cash Flows from Investing Activities
Capital expenditures	(31.2)	(17.4)
Proceeds from disposal of assets, net	35.5	10.5
Proceeds from TODCO Offerings	-	155.7
Joint ventures and other investments, net	3.1	1.5
Net Cash Provided by Investing Activities	7.4	150.3

Cash Flows from Financing Activities
Repayments on revolving credit agreement	-	(50.0)
Repayments on other debt instruments	(287.4)	(381.6)
Net proceeds from issuance of ordinary shares under stock-based compensation plans	72.4	14.0
Other, net	0.1	-
Net Cash Used in Financing Activities	(214.9)	(417.6)

Net Decrease in Cash and Cash Equivalents	(30.6)	(76.1)
Cash and Cash Equivalents at Beginning of Period	451.3	474.0
Cash and Cash Equivalents at End of Period	$420.7	$397.9

See accompanying notes.

Index to Form 10-Q

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1―Nature of Business and Principles of Consolidation

Transocean Inc. (together with our subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells. We contract our drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. We also provide additional services, including integrated well services. At March 31, 2005, we owned, had partial ownership interests in or operated 93 mobile offshore and barge drilling units. As of this date, our assets consisted of 32 High-Specification semisubmersibles and drillships (“floaters”), 24 Other Floaters, 26 Jackup Rigs and 11 Other Rigs.

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

For investments in joint ventures and other entities that do not meet the criteria of a variable interest entity or where we are not deemed to be the primary beneficiary for accounting purposes of those entities that meet the variable interest entity criteria, we use the equity method of accounting where our ownership is between 20 percent and 50 percent or where our ownership is more than 50 percent and we do not have significant influence or control over the unconsolidated affiliate. We use the cost method of accounting for investments in unconsolidated affiliates where our ownership is less than 20 percent and where we do not have significant influence over the unconsolidated affiliate. We consolidate those investments that meet the criteria of a variable interest entity where we are deemed to be the primary beneficiary for accounting purposes and for entities in which we have a majority voting interest. Intercompany transactions and accounts are eliminated.

Index to Form 10-Q

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 2―Summary of Significant Accounting Policies

Basis of Presentation—Our accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements. The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any future period. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Accounting Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, materials and supplies obsolescence, investments, intangible assets and goodwill, property and equipment and other long-lived assets, income taxes, workers’ insurance, pensions and other postretirement benefits, other employment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from such estimates.

Change in Estimate—During the fourth quarter of 2004, we extended the useful life of four rigs, which had estimated useful lives ranging from 30 to 32 years, to 35 years. We determined 35 years was appropriate for each of these rigs based on the current contracts these rigs are operating under as well as the additional life-extending work, upgrades and inspections we have performed on these rigs. In the first quarter of 2005, the impact of the life extension of these four rigs was a reduction in depreciation expense of $4.8 million ($0.01 per diluted share), which had no tax effect, and such reduction is expected to be approximately $16 million before tax in 2005.

Stock-Based Compensation—Effective January 1, 2003, we account for stock-based compensation using the fair value recognition provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) 123, Accounting for Stock-Based Compensation, for all awards granted or modified on or subsequent to January 1, 2003. We account for awards granted prior to January 1, 2003 using the intrinsic value method under Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees, and related interpretations (see “―New Accounting Pronouncements”).

Index to Form 10-Q

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

If compensation expense for grants to employees under our long-term incentive plan and employee stock purchase plan (“ESPP”) prior to January 1, 2003 was recognized using the fair value method of accounting under SFAS 123 rather than the intrinsic value method under APB 25, net income and earnings per share would have been reduced to the pro forma amounts indicated below (in millions, except per share data):

	Three Months Ended March 31,
	2005	2004
Net Income as Reported	$91.8	$22.7
Add back: Stock-based compensation expense included in reported net income, net of related tax effects	2.8	7.3

Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects
Long-Term Incentive Plan	(4.6)	(9.7)
ESPP	(0.8)	(0.6)

Pro Forma Net Income	$89.2	$19.7

Basic Earnings Per Share
As Reported	$0.28	$0.07
Pro Forma	0.28	0.06

Diluted Earnings Per Share
As Reported	$0.28	$0.07
Pro Forma	0.27	0.06

New Accounting Pronouncement—In December 2004, the FASB issued SFAS 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. While the approach in SFAS 123(R) is similar to the approach described in SFAS 123, SFAS 123(R) requires recognition in the income statement of all share-based payments to employees, including grants of employee stock options, based on their fair values, and pro forma disclosure is no longer an alternative. The SEC has deferred the implementation date, and we are now required to adopt SFAS 123(R) no later than January 1, 2006.

SFAS 123(R) permits adoption using one of two methods, a modified prospective method (“Prospective Method”) or a modified retrospective method (“Retrospective Method”). With the Prospective Method, costs are recognized beginning with the effective date based on the requirements of SFAS 123(R) for (i) all share-based payments granted after the effective date of SFAS 123(R), and (ii) all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The Retrospective Method applies the requirements of the Prospective Method but further permits entities to restate all prior periods presented based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures.

Index to Form 10-Q

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Although we will adopt SFAS 123(R) effective January 1, 2006, we have not yet determined which method we will use. We adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the modified prospective method as described in SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. While we currently use the Black-Scholes formula to estimate the value of stock options granted to employees, which is an acceptable share-based award valuation model, we may choose some other model that is also acceptable in determining fair value of stock awards upon adoption of SFAS 123(R). Because SFAS 123(R) must be applied to unvested awards granted and accounted for under APB 25, any additional compensation costs not previously recognized under SFAS 123 will be recognized under SFAS 123(R). Our unvested APB 25 options will vest in the third quarter of 2005. If we adopt SFAS 123(R) using the Prospective Method, there would be no impact on our consolidated financial position, results of operations or cash flows. If we adopt using the Retrospective Method, the impact of those amounts would approximate the amounts described in our pro forma net income and earnings per share disclosure (see “―Stock-Based Compensation”). In addition to the compensation cost recognition requirements, SFAS 123(R) also requires the tax deduction benefits for an award in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow, which is currently required under SFAS 95. While we cannot estimate what these amounts will be in the future (because they depend on, among other things, when employees exercise stock options), we recognized operating cash flows related to the tax deduction benefits of $5.9 million for the year ended December 31, 2004.

Reclassifications—Certain reclassifications have been made to prior period amounts to conform with the current period’s presentation.

Note 3―TODCO IPO

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

In conjunction with the closing of the TODCO IPO, TODCO granted restricted stock and stock options to some of its employees under its long-term incentive plan and some of these awards vested at the time of grant. In accordance with the provisions of SFAS 123, TODCO recognized compensation expense of $5.6 million ($0.02 per Transocean’s diluted share), which had no tax effect, in the first quarter of 2004 as a result of the immediate vesting of these awards. In addition, certain of TODCO’s employees held options that were granted prior to the TODCO IPO to acquire our ordinary shares. In accordance with the employee matters agreement, these options were modified at the TODCO IPO date, which resulted in the accelerated vesting of the options and the extension of the term of the options through the original contractual life. In connection with the modification of these options, TODCO recognized additional compensation expense of $1.5 million, which had no tax effect, in the first quarter of 2004. See also Note 1 for discussion of TODCO Offerings.

Note 4―Asset Dispositions and Retirements

In January 2005, we completed the sale of the semisubmersible rig Sedco 600 for net proceeds of $24.9 million and recognized a gain of $18.8 million ($0.06 per diluted share), which had no tax effect, in the first quarter of 2005. At December 31, 2004, this asset was held for sale in the amount of $5.6 million and was included in other current assets in our condensed consolidated balance sheet. During the three months ended March 31, 2005, we sold certain other assets for net proceeds of approximately $10.6 million. We recorded net gains of $1.4 million ($0.9 million, net of tax).

During the three months ended March 31, 2004, we settled insurance claims and sold a marine support vessel and certain other assets for net proceeds of approximately $10.5 million. We recorded net gains of $1.1 million ($0.7 million, net of tax) and $2.7 million ($0.01 per diluted share), which had no tax effect, in our Transocean Drilling and TODCO segments, respectively.

Index to Form 10-Q

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 5―Income Taxes

We are a Cayman Islands company registered in Barbados, and we are not subject to income tax in the Cayman Islands. Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. There is no expected relationship between the provision for or benefit from income taxes and income or loss before income taxes because the countries in which we operate have taxation regimes that vary not only with respect to nominal rate, but also in terms of the availability of deductions, credits and other benefits. Variations also arise because income earned and taxed in any particular country or countries may fluctuate from year to year.

The effective tax rate for the three months ended March 31, 2005 was based on estimated 2005 annual income before income taxes and minority interest, which included items that had no tax expense. These items included portions of the net gains on sale of assets and loss on retirement of debt.

The effective tax rate for the three months ended March 31, 2004 was based on income before income taxes and minority interest, which included items that had no tax expense. These items included TODCO IPO-related items and loss on retirement of debt. See Note 3.

Under the tax sharing agreement entered into between us and TODCO at the time of the TODCO IPO, we are entitled to receive from TODCO payment for most of the tax benefits TODCO generated prior to the TODCO IPO that they utilize subsequent to the TODCO IPO. While TODCO was included in our consolidated statements of operations and balance sheet as a consolidated subsidiary until the fourth quarter of 2004, we followed the provisions of SFAS 109, Accounting for Income Taxes, which allowed us to evaluate the recoverability of the deferred tax assets associated with the tax sharing agreement considering TODCO’s deferred tax liabilities. Because we no longer have a majority ownership or voting interest, TODCO is no longer included as a consolidated subsidiary in our financial statements. Future payments we receive from TODCO’s utilization of the pre-TODCO IPO deferred tax assets will be recognized in other income as those amounts are realized based on the filing of TODCO’s tax returns. We received $6.6 million in estimated payments from TODCO in the first quarter of 2005 related to TODCO’s expected utilization of such tax benefits for the year ended December 31, 2004. This amount was recorded as a current liability in our consolidated balance sheet. We will recognize these estimated payments as other income when TODCO finalizes and files its 2004 tax return.

As a result of the deconsolidation of TODCO from our other U.S. subsidiaries for U.S. federal income tax purposes in conjunction with the TODCO IPO (see Note 3), we established an initial valuation allowance in the first quarter of 2004 of $31.0 million ($0.9 per diluted share) against the estimated deferred tax assets of TODCO in excess of its deferred tax liabilities, taking into account prudent and feasible tax planning strategies as required by SFAS 109. We adjusted the initial valuation allowance during the year to reflect changes in our estimate of the ultimate amount of TODCO’s deferred tax assets. The ultimate allocation of tax benefits between TODCO and our other U.S. subsidiaries will occur in 2005 upon the filing of our 2004 U.S. consolidated federal income tax return. This final allocation of tax benefits could impact our effective tax rate for 2005.

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

Our income tax returns are subject to review and examination in the various jurisdictions in which we operate. In October 2004, we received from the U.S. Internal Revenue Service (“IRS”) examination reports setting forth proposed changes to the U.S. federal income tax reported for the period 1999-2000. The proposed changes total approximately $195 million, exclusive of interest. While we have agreed to certain non-material adjustments, we believe our returns are materially correct as filed and intend to defend ourselves vigorously. The IRS is currently auditing our 2002 and 2003 tax years. No examination report has been received at this time. While we cannot predict or provide assurance as to the final outcome, we do not expect the liability, if any, resulting from the proposed changes to have a material adverse effect on our consolidated financial position and results of operations although it could have such an effect on cash flows.

Index to Form 10-Q

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In September 2004, the Norwegian tax authorities initiated inquiries related to a restructuring transaction undertaken in 2001 and 2002 and a dividend payment made during 2001. In February 2005, we filed a response to these inquiries. In March 2005, pursuant to court orders, the Norwegian tax authorities took action to obtain additional information regarding these transactions. Based on these inquiries, we believe the Norwegian authorities are contemplating a tax assessment on the dividend of approximately $106 million, plus penalty and interest. No assessment has been made, and we believe such an assessment would be without merit. While we cannot predict or provide assurance as to the final outcome, we do not expect the liability, if any, resulting from the inquiry to have a material adverse effect on our consolidated financial position, results of operations and cash flows.

In addition, other tax authorities have examined the amounts of income and expense subject to tax in their jurisdiction for prior periods. We are currently contesting various non-U.S. assessments that have been asserted and would expect to contest any future U.S. or non-U.S. assessments. While we cannot predict or provide assurance as to the final outcome, we do not expect the liability, if any, resulting from existing or future assessments to have a material adverse effect on our consolidated financial position and results of operations although it may have such an effect on our consolidated cash flows.

Note 6―Debt

Debt, net of unamortized discounts, premiums and fair value adjustments, is comprised of the following (in millions):

	March 31, 2005	December 31, 2004

7.31% Nautilus Class A1 Amortizing Notes - final maturity May 2005	$7.9	$19.4
6.95% Senior Notes, due April 2008	-	263.1
6.625% Notes, due April 2011	782.8	785.7
7.375% Senior Notes, due April 2018	246.9	246.9
Zero Coupon Convertible Debentures, due May 2020 (put options exercisable May 2008 and May 2013)	17.1	17.0
1.5% Convertible Debentures, due May 2021 (put options exercisable May 2006, May 2011 and May 2016)	400.0	400.0
8% Debentures, due April 2027	56.8	56.8
7.45% Notes, due April 2027 (put options exercisable April 2007)	95.1	95.0
7.5% Notes, due April 2031	597.6	597.6
Total Debt	2,204.2	2,481.5
Less Debt Due Within One Year	7.9	19.4
Total Long-Term Debt	$2,196.3	$2,462.1

Index to Form 10-Q

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The scheduled maturity of our debt, at face value, assumes the bondholders exercise their options to require us to repurchase the 1.5% Convertible Debentures, 7.45% Notes and Zero Coupon Convertible Debentures in May 2006, April 2007 and May 2008, respectively, and is as follows (in millions):

Twelve Months Ending March 31,

2006	$7.9
2007	400.0
2008	100.0
2009	19.0
2010	-
Thereafter	1,603.8
Total	$2,130.7

Debt Redemption—In March 2005, we redeemed our $247.8 million aggregate principal amount outstanding 6.95% Senior Notes due April 2008 at the make-whole premium price provided in the indenture. We redeemed these notes at 108.259 percent of face value or $268.2 million, plus accrued and unpaid interest. In the first quarter of 2005, we recognized a loss on the redemption of debt of $6.7 million ($0.02 per diluted share), which had no tax effect and reflected adjustments for fair value of the debt at the date of the R&B Falcon merger and the unamortized fair value adjustment on a previously terminated interest rate swap. We funded the redemption with existing cash balances.

In March 2004, we redeemed our $289.8 million aggregate principal amount outstanding 9.5% Senior Notes due December 2008 at the make-whole premium price provided in the indenture. We redeemed these notes at 127.796 percent of face value or $370.3 million, plus accrued and unpaid interest. In the first quarter of 2004, we recognized a loss on the redemption of debt of $28.1 million ($0.09 per diluted share), which had no tax effect and reflected adjustments for fair value of the debt at the date of the R&B Falcon merger and the unamortized fair value adjustment on a previously terminated interest rate swap. We funded the redemption with existing cash balances, which included proceeds from the TODCO IPO.

Note 7—Interest Rate Swaps

In 2003, we terminated all our outstanding interest rate swaps and associated fair value hedges and recognized $173.5 million as a fair value adjustment to the underlying long-term debt in our consolidated balance sheet. We amortize this amount as a reduction to interest expense over the remaining life of the underlying debt. During the three months ended March 31, 2005 and 2004, such reduction amounted to $3.9 million ($0.01 per diluted share) and $6.7 million ($0.02 per diluted share), respectively. As a result of the redemption of our 6.95% Senior Notes in March 2005 and 9.5% Senior Notes in March 2004, we recognized $13.2 million and $22.0 million, respectively, of the unamortized fair value adjustment as a reduction to our loss on redemption of debt (see Note 6). There were no tax effects related to these reductions.

At March 31, 2005 and December 31, 2004, we had no outstanding interest rate swaps.

Note 8―Segments

Through December 16, 2004, our operations were aggregated into two reportable segments: (i) Transocean Drilling and (ii) TODCO. The Transocean Drilling segment consists of floaters, jackups and other rigs used in support of offshore drilling activities and offshore support services. The TODCO segment consisted of our interest in TODCO, which conducts jackup, drilling barge, land rig, submersible and other operations located in the U.S. Gulf of Mexico and inland waters, Mexico, Trinidad and Venezuela. As a result of the deconsolidation of TODCO, we now operate in one industry segment, the Transocean Drilling segment. We provide services with different types of drilling equipment in several geographic regions. The location of our rigs and the allocation of resources to build or upgrade rigs is determined by the activities and needs of customers. Accounting policies of the segments are the same as those described in Note 2 within “Item 8. Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2004. We account for intersegment revenue and expenses, if any, as if the revenue or expenses were to third parties at current market prices.

Index to Form 10-Q

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Operating revenues and income before income taxes and minority interest by segment were as follows (in millions):

	Three Months Ended March 31,
	2005	2004

Operating Revenues
Transocean Drilling	$630.5	$578.2
TODCO	-	73.8
Total Operating Revenues	$630.5	$652.0

Operating Income (Loss) Before General and Administrative Expense
Transocean Drilling	$161.4	$138.8
TODCO (a)	-	(26.9)
	161.4	111.9
Unallocated general and administrative expense	(18.1)	(15.1)
Unallocated other expense, net	(33.8)	(30.3)
Income Before Income Taxes and Minority Interest	$109.5	$66.5
______________
(a)	The three months ended March 31, 2004 includes $12.4 million of operating and maintenance expense that TODCO classified as general and administrative expense.

 Depreciation expense by segment was as follows (in millions):

	Three Months Ended March 31,
	2005	2004

Transocean Drilling	$100.7	$107.3
TODCO	-	24.2
Total Depreciation Expense	$100.7	$131.5

Total capital expenditures by segment were as follows (in millions):

	Three Months Ended March 31,
	2005	2004

Transocean Drilling	$31.2	$15.5
TODCO	-	1.9
Total Capital Expenditures	$31.2	$17.4

Index to Form 10-Q

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 9―Earnings Per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in millions, except per share data):

	Three Months Ended March 31,
	2005	2004

Numerator for Basic and Diluted Earnings per Share
Net Income for basic and diluted earnings per share	$91.8	$22.7

Denominator for Diluted Earnings per Share
Weighted-average shares outstanding for basic earnings per share	323.6	320.6
Effect of dilutive securities:
Employee stock options and unvested stock grants	4.7	2.1
Warrants to purchase ordinary shares	2.7	1.4
Adjusted weighted-average shares and assumed conversions for diluted earnings per share	331.0	324.1

Basic and Diluted Earnings Per Share
Net Income	$0.28	$0.07

Ordinary shares subject to issuance pursuant to the conversion features of the Zero Coupon Convertible Debentures and the 1.5% Convertible Debentures are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share because the effect of including those shares is anti-dilutive for all periods presented.

Note 10―Contingencies

Legal Proceedings—Several of our subsidiaries have been named, along with other defendants, in several complaints that have been filed in the Circuit Courts of the State of Mississippi involving over 700 persons that allege personal injury arising out of asbestos exposure in the course of their employment by some of these defendants between 1965 and 1986. The complaints also name as defendants certain of TODCO's subsidiaries to whom we may owe indemnity and other unaffiliated defendant companies, including companies that allegedly manufactured drilling related products containing asbestos that are the subject of the complaints. The number of unaffiliated defendant companies involved in each complaint ranges from approximately 20 to 70. The complaints allege that the defendant drilling contractors used those asbestos-containing products in offshore drilling operations, land based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability, and claims authorized under the Jones Act. The plaintiffs seek, among other things, awards of unspecified compensatory and punitive damages. Based on a recent decision of the Mississippi Supreme Court, we anticipate that the trial courts may grant motions requiring each plaintiff to name the specific defendant or defendants against whom such plaintiff makes a claim and the time period and location of asbestos exposure so that the cases may be properly severed. We have not yet had an opportunity to conduct any discovery nor have we been able to determine the number of plaintiffs, if any, that were employed by our subsidiaries or otherwise have any connection with our drilling operations. We intend to defend ourselves vigorously and, based on the limited information available to us at this time, we do not expect the liability, if any, resulting from these matters to have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Index to Form 10-Q

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In 1990 and 1991, two of our subsidiaries were served with various assessments collectively valued at approximately $6.8 million from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services. We believe that neither subsidiary is liable for the taxes and have contested the assessments in the Brazilian administrative and court systems. We have received several adverse rulings by various courts with respect to a June 1991 assessment, which is valued at approximately $5.9 million. We are continuing to challenge the assessment, however, and have an action to stay execution of a related tax foreclosure proceeding. We have received a favorable ruling in connection with a disputed August 1990 assessment but the government has appealed that ruling. We also are awaiting a ruling from the Taxpayer's Council in connection with an October 1990 assessment. If our defenses are ultimately unsuccessful, we believe that the Brazilian government-controlled oil company, Petrobras, has a contractual obligation to reimburse us for municipal tax payments required to be paid by them. We do not expect the liability, if any, resulting from these assessments to have a material adverse effect on our consolidated financial position, results of operations and cash flows.

The Indian Customs Department, Mumbai, filed a “show cause notice” against one of our subsidiaries and various third parties in July 1999. The show cause notice alleged that the initial entry into India in 1988 and other subsequent movements of the Trident II jackup rig operated by the subsidiary constituted imports and exports for which proper customs procedures were not followed and sought payment of customs duties of approximately $31 million based on an alleged 1998 rig value of $49 million, plus interest and penalties, and confiscation of the rig. In January 2000, the Customs Department issued its order, which found that we had imported the rig improperly and intentionally concealed the import from the authorities, and directed us to pay a redemption fee of approximately $3 million for the rig in lieu of confiscation and to pay penalties of approximately $1 million in addition to the amount of customs duties owed. In February 2000, we filed an appeal with the Customs, Excise and Service Tax Appellate Tribunal (“CESTAT”) (formerly known as the Customs, Excise and Gold (Control) Appellate Tribunal or “CEGAT”), together with an application to have the confiscation of the rig stayed pending the outcome of the appeal. In March 2000, the CESTAT ruled on the stay application, directing that the confiscation be stayed pending the appeal. The CESTAT issued its order on our appeal on February 2, 2001, and while it found that the rig was imported in 1988 without proper documentation or payment of duties, the redemption fee and penalties were reduced to less than $0.1 million in view of the ambiguity surrounding the import practice at the time and the lack of intentional concealment by us. The CESTAT further sustained our position regarding the value of the rig at the time of import as $13 million and ruled that subsequent movements of the rig were not liable to import documentation or duties in view of the prevailing practice of the Customs Department, thus limiting our exposure as to custom duties to approximately $6 million. Although CESTAT did not grant us the benefit of a customs duty exemption due to the absence of the required documentation, CESTAT left it open for our subsidiary to seek such documentation from the Ministry of Petroleum. Following the CESTAT order, we tendered payment of redemption, penalty and duty in the amount specified by the order by offset against a $0.6 million deposit and $10.7 million guarantee previously made by us. The Customs Department attempted to draw the entire guarantee, alleging the actual duty payable is approximately $22 million based on an interpretation of the CESTAT order that we believe is incorrect. This action was stopped by an interim ruling of the High Court, Mumbai on writ petition filed by us. We and the Customs Department both filed appeals with the Supreme Court of India against the order of the CESTAT, and both appeals were admitted. The Supreme Court has recently dismissed the Customs Department appeal and affirmed the CESTAT order but the Customs Department has not agreed with our interpretation of that order. We and our customer agreed to pursue and obtained the issuance of the required documentation from the Ministry of Petroleum that, if accepted by the Customs Department, would reduce the duty to nil. The Customs Department did not accept the documentation or agree to refund the duties already paid. We are pursuing our remedies against the Customs Department and our customer. We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our consolidated financial position, results of operations and cash flows.

In October 2001, TODCO was notified by the U.S. Environmental Protection Agency ("EPA") that the EPA had identified a subsidiary as a potentially responsible party in connection with the Palmer Barge Line superfund site located in Port Arthur, Texas. Based upon the information provided by the EPA and a review of TODCO's internal records to date, TODCO disputes its designation as a potentially responsible party. Pursuant to the master separation agreement with TODCO, we are responsible and will indemnify TODCO for any losses TODCO incurs in connection with this action. We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Index to Form 10-Q

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In August 2003, a judgment of approximately $9.5 million was entered by the Labor Division of the Provincial Court of Luanda, Angola, against us and one of our labor contractors, Hull Blyth, in favor of certain former workers on several of our drilling rigs. The workers were employed by Hull Blyth to work on several drilling rigs while the rigs were located in Angola. When the drilling contracts concluded and the rigs left Angola, the workers' employment ended. The workers brought suit claiming that they were not properly compensated when their employment ended. In addition to the monetary judgment, the Labor Division ordered the workers to be hired by us. We believe that this judgment is without sufficient legal foundation and have appealed the matter to the Angola Supreme Court. We further believe that Hull Blyth has an obligation to protect us from any judgment. We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our consolidated financial position, results of operations and cash flows.

One of our subsidiaries is involved in an action with respect to customs penalties relating to the Sedco 710 semisubmersible drilling rig. Prior to our merger with Sedco Forex, this drilling rig, which was working for Petrobras in Brazil at the time, had been admitted into the country on a temporary basis under authority granted to a Schlumberger entity. Prior to the Sedco Forex merger, the drilling contract was moved to an entity that would become one of our subsidiaries. In early 2000, the drilling contract was extended for another year. On January 10, 2000, the temporary import permit granted to the Schlumberger entity expired, and renewal filings were not made until later that January. In April 2000, the Brazilian customs authorities cancelled the import permit. The Schlumberger entity filed an action in the Brazilian federal court of Campos for the purpose of extending the temporary admission. Other proceedings were also initiated in order to secure the transfer of the temporary admission to our subsidiary. Ultimately, the court permitted the transfer to our entity but has not ruled that the temporary admission could be extended without the payment of a financial penalty. During the first quarter of 2004, the customs office renewed its efforts to collect a penalty and issued a second assessment for this penalty but has now done so against our subsidiary. The assessment is for approximately $61 million. We believe that the amount of the assessment, even if it were appropriate, should only be approximately $6 million and should in any event be assessed against the Schlumberger entity. We and Schlumberger are contesting our respective assessments. We have put Schlumberger on notice that we consider any assessment to be the responsibility of Schlumberger. We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our consolidated financial position, results of operations and cash flows.

We are involved in a number of other lawsuits, all of which have arisen in the ordinary course of our business. We do not expect the liability, if any, resulting from these matters to have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Self Insurance—We are self-insured for the deductible portion of our insurance coverage. In the opinion of management, adequate accruals have been made based on known and estimated exposures up to the deductible portion of our insurance coverages. Management believes that claims and liabilities in excess of the amounts accrued are adequately insured.

Letters of Credit and Surety Bonds—We had letters of credit outstanding totaling $195.7 million and $182.2 million at March 31, 2005 and December 31, 2004, respectively. These letters of credit guarantee various contract bidding and performance activities under various uncommitted lines provided by several banks.

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations. Surety bonds outstanding totaled $8.4 million and $7.6 million at March 31, 2005 and December 31, 2004, respectively. See Note 12.

Index to Form 10-Q

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 11―Off-Balance Sheet Arrangement

We lease the semisubmersible rig M. G. Hulme, Jr. from Deep Sea Investors, L.L.C., (“Deep Sea Investors”) a special purpose entity formed by several leasing companies to acquire the rig from one of our subsidiaries in November 1995 in a sale/leaseback transaction. We are obligated to pay rent of $11.9 million in 2005, and we recorded $3.2 million of such rent expense in each of the periods ended March 31, 2005 and 2004. In November 2004, we gave notice to Deep Sea Investors of our intent to purchase the rig under the lease purchase option at the end of the lease term in November 2005. Based on this notice, we are now obligated to purchase the rig and we have agreed to a purchase price of $35.7 million. The lease does not require that collateral be maintained or contain any credit rating triggers.

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

Note 12―Related Party Transactions

TODCO—Through March 31, 2005, we agreed to guarantee $11.9 million of surety bonds issued on behalf of TODCO, which TODCO fully collateralized. The guarantee expired April 1, 2005.

Note 13―Retirement Plans and Other Postemployment Benefits

Defined Benefit Pension Plans—We have several defined benefit pension plans, both funded and unfunded, covering substantially all U.S. employees. We also have various defined benefit plans that cover Norway and Nigeria employees and various current and former employees covered under certain frozen plans acquired in the connection with the R&B Falcon merger. Net periodic benefit cost for these defined benefit pension plans included the following components (in millions):

	Three Months Ended March 31,
	2005	2004
Components of Net Periodic Benefit Cost (a)
Service cost	$4.6	$3.9
Interest cost	4.4	4.2
Expected return on plan assets	(5.1)	(4.8)
Amortization of transition obligation	0.1	0.1
Amortization of prior service cost	(0.2)	0.1
Recognized net actuarial losses	1.4	0.6
SFAS 88 settlements/curtailments	2.1	-
Benefit cost	$7.3	$4.1
______________
(a)	Amounts are before income tax effect.

We expect to contribute approximately $2.3 million to our defined benefit pension plans in 2005, which will be funded from cash flow from operations. We contributed $0.6 million to the defined benefit pension plans in the first quarter of 2005.

Index to Form 10-Q

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Postretirement Benefits Other Than Pensions (“OPEB”)—We have several unfunded contributory and noncontributory OPEB plans covering substantially all of our U.S. employees. Net periodic benefit cost for these other postretirement plans included the following components (in millions):

	Three Months Ended March 31,
	2005	2004
Components of Net Periodic Benefit Cost (a)
Service cost	$0.3	$0.3
Interest cost	0.6	0.5
Amortization of prior service cost	(0.6)	(0.6)
Recognized net actuarial losses	0.4	0.4
Benefit cost	$0.7	$0.6
______________
(a)	Amounts are before income tax effect.

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

In May 2004, the FASB staff issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. We adopted FSP 106-2 effective July 1, 2004, and account for these new features in the Medicare Act prospectively as an actuarial gain to be amortized into income over the average remaining service period of the plan participants.

Index to Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed consolidated financial statements included under “Item 1. Financial Statements” herein and the audited consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

Transocean Inc. (together with our subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells. As of May 3, 2005, we owned, had partial ownership interests in or operated 93 mobile offshore and barge drilling units. As of this date, our fleet included 32 High-Specification semisubmersibles and drillships (“floaters”), 24 Other Floaters, 26 Jackup Rigs and 11 Other Rigs.

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

Key measures of our total company results of operations and financial condition are as follows:

	Three Months Ended March 31,
	2005	2004	Change
	(In millions, except dayrates and percentages)
Average dayrate (a)(c)	$96,600	$71,600	$25,000
Utilization (b)(c)	75%	56%	N/A
Statement of Operations (c)
Operating revenues	$630.5	$652.0	$(21.5)
Operating and maintenance expense	388.6	412.4	(23.8)
Operating income	143.3	96.8	46.5
Net income	91.8	22.7	69.1

	March 31, 2005	December 31, 2004	Change
	(In millions)
Balance Sheet Data (at end of period)(c)
Cash	$420.7	$451.3	$(30.6)
Total Assets	10,691.5	10,758.3	(66.8)
Total Debt	2,204.2	2,481.5	(277.3)
_____________________
“N/A” means not applicable.

(a)	Average dayrate is defined as contract drilling revenue earned per revenue earning day. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.
(b)	Utilization is the total actual number of revenue earning days as a percentage of the total number of calendar days in the period.
(c)
We consolidated TODCO’s (together with its subsidiaries and predecessors, unless the context requires otherwise, “TODCO,” a publicly traded company and a former wholly-owned subsidiary) results of operations and financial condition in our consolidated financial statements through December 16, 2004. We deconsolidated TODCO effective December 17, 2004 and subsequently account for our investment in TODCO under the equity method of accounting.

Index to Form 10-Q

2005 began with our industry experiencing a strong demand for all major rig types resulting in high utilization and increasing dayrates. As a result, we see an improvement in the outlook for our fleet, especially among our 13 Fifth-Generation Deepwater Floaters, where demand is likely to exceed supply for the next 12 to 24 months. We expect our industry to experience higher costs in 2005 relative to levels seen in the recent past, due in part to higher personnel costs required to support the increased level of offshore drilling activity, although we anticipate revenue increases to outpace these increased costs.

Our revenues and operating and maintenance expenses for the three months ended March 31, 2005 decreased from the prior year period primarily as a result of the deconsolidation of TODCO effective December 17, 2004 (see “—Operating Results”) and decreased integrated services provided to our clients in the first quarter of 2005, offset by increased activity and dayrates within our Transocean Drilling fleet. In addition, the three months ended March 31, 2004 included the resolution and insurance settlement of the Discoverer Enterprise riser incident with no comparable activity in the three months ended March 31, 2005. Our first quarter 2005 financial results included a non-cash charge pertaining to a loss on retirement of debt, partially offset by the recognition of a gain on the sale of a semisubmersible rig (see “—Significant Events”). Our first quarter 2004 financial results included a gain recognized on the TODCO initial public offering (“TODCO IPO”), partially offset by a tax valuation allowance adjustment and stock option expense recorded in connection with the TODCO IPO as well as a non-cash charge pertaining to a loss on retirement of debt (see “—Operating Results”). Cash decreased during the three months ended March 31, 2005 primarily as a result of increased capital expenditures and the early retirement of debt, partially offset by proceeds received from the sale of a semisubmersible rig and exercises of stock options, as well as cash provided by operating activities.

Through December 16, 2004, our operations were aggregated into two reportable segments: (i) Transocean Drilling and (ii) TODCO. The Transocean Drilling segment consists of floaters, jackups and other rigs used in support of offshore drilling activities and offshore support services. The TODCO segment consisted of our interest in TODCO, which conducts jackup, drilling barge, land rig, submersible and other operations in the U.S. Gulf of Mexico and inland waters, Mexico, Trinidad and Venezuela. As a result of the deconsolidation of TODCO (see “—Operating Results”), we now operate in one business segment, the Transocean Drilling segment. We provide services with different types of drilling equipment in several geographic regions. The location of our rigs and the allocation of resources to build or upgrade rigs is determined by the activities and needs of our customers.

We categorize our fleet as follows: (i) “High-Specification Floaters”, consisting of our “Fifth-Generation Deepwater Floaters,” “Other Deepwater Floaters” and “Other High-Specification Floaters,” (ii) “Other Floaters,” (iii) “Jackups,” and (iv) “Other Rigs.” Within our High-Specification Floaters category, we consider our Fifth-Generation Deepwater Floaters to be the semisubmersibles Deepwater Horizon, Cajun Express, Deepwater Nautilus, Sedco Energy and Sedco Express and the drillships Deepwater Discovery, Deepwater Expedition, Deepwater Frontier, Deepwater Millennium, Deepwater Pathfinder, Discoverer Deep Seas, Discoverer Enterprise and Discoverer Spirit. These rigs were built in the last construction cycle (approximately 1996-2001) and have high-pressure mud pumps and a water depth capability of 7,500 feet or greater. The Other Deepwater Floaters are generally those other semisubmersible rigs and drillships that have a water depth capacity of at least 4,500 feet. The Other High-Specification Floaters, built as fourth-generation rigs in the mid to late 1980’s, are capable of drilling in harsh environments and have greater displacement than previously constructed rigs resulting in larger variable load capacity, more useable deck space and better motion characteristics. The Other Floaters category is generally comprised of those non-high-specification floaters with a water depth capacity of less than 4,500 feet. The Jackups category consists of our jackup fleet, and the Other Rigs category consists of other rigs that are of a different type or use. These categories reflect how we view, and how we believe our investors and the industry generally view, our fleet, and reflect our strategic focus on the ownership and operation of premium high-specification floating rigs and jackups.

Index to Form 10-Q

Significant Events

Asset Disposition—In January 2005, we completed the sale of the semisubmersible rig Sedco 600 for net proceeds of $24.9 million and recognized a gain on the sale of $18.8 million.

Debt Redemption—In March 2005, we redeemed our $247.8 million aggregate principal amount outstanding 6.95% Senior Notes due April 2008 at the make-whole premium price provided in the indenture. We redeemed these notes at 108.259 percent of face value or $268.2 million, plus accrued and unpaid interest. In the first quarter of 2005, we recognized a loss on the redemption of debt of $6.7 million, which reflected adjustments for fair value of the debt at the date of the merger (“R&B Falcon merger”) with R&B Falcon Corporation (“R&B Falcon”) and the unamortized fair value adjustment on a previously terminated interest rate swap. We funded the redemption with existing cash balances.

Outlook

Drilling Market—Oil prices have remained strong, and we expect prices to remain relatively high in historical terms. Future price expectations have historically been a key driver for offshore drilling demand. However, the availability of quality drilling prospects, exploration success, relative production costs, the stage of reservoir development and political and regulatory environments also affect our customers’ drilling programs.

Prospects for our 32 High-Specification Floaters continue to improve, with new and expected contracts resulting in declining rig availability among this fleet during 2005. We expect most of the available time in 2005 for this part of our fleet to be contracted, although some intermittent idle time remains a possibility, especially for some of our Other Deepwater Floaters. We have signed a number of new contracts or extensions for our High-Specification Floaters that reflect the increased activity in this sector. Awards in 2005 include 12 month programs for the Transocean Leader and Transocean Marianas, a program for the Transocean Legend covering 2005 to 2007 spring and summer drillng periods, a five year program for the Deepwater Horizon and a number of short-term contracts on the Discoverer 534, Deepwater Discovery and Sedco Energy.  We also entered into contracts for the Discoverer Spirit and Deepwater Nautilus for 18 month and 12 month programs, respectively, to begin at the conclusion of their current contracts in approximately September 2005. We also signed the Sedco Energy to a two year development drilling program in Nigeria. We continue to believe that, over the long term, deepwater exploration and development drilling opportunities in the Gulf of Mexico, West Africa, India and other market sectors represent a significant source of future deepwater rig demand, although the risk of project delays remains, especially in West Africa. We continue to see a strong customer preference for using fifth-generation equipment in these deepwater areas, which we believe is leading to a near term shortage of these highest specification rigs.

The outlook for activity for the non-U.S. Jackup market sector is expected to remain strong, particularly in Asia and the Middle East. We expect to remain at or near full utilization for our Jackups in the near term, and at the present time we do not anticipate any inter-regional relocations of these units.

The outlook for our Other Floaters that operate in the mid-water sector has improved substantially with higher dayrates and utilization across this part of our fleet. North Sea market sector activity has strengthened significantly in 2005, as has demand in the Gulf of Mexico. As a result, Transocean has reactivated, or is in the process of reactivating, six Other Floaters that were idle for some or all of 2004.

We expect downtime during the second quarter of 2005 to result from planned shipyard projects and/or mobilizations for the Sedco Express, Sedco Energy and Deepwater Navigator. These rig mobilizations and shipyard projects are expected to have a negative impact on revenues and operating income. We also expect to incur higher maintenance costs in the second and third quarters of 2005 due to planned shipyards and major maintenance projects, including some originally scheduled in the first quarter of 2005. In addition, the increase in activity and a further decline in the U.S. dollar are expected to lead to higher operating and maintenance costs in 2005, including among other items labor costs.

Index to Form 10-Q

We also expect that a number of pre-existing, fixed-price contract options will be exercised by our customers, which will preclude us from taking full advantage of increased market rates for those rigs subject to these contract options. We have 18 existing contracts with fixed-priced or capped options for dayrates that we believe are or could reasonably be less than current market dayrates.

The offshore contract drilling market remains highly competitive and cyclical, and it has been historically difficult to forecast future market conditions. Declines in oil and/or gas prices and other risks may reduce rig demand and adversely affect utilization and dayrates. Major operator and national oil company capital budgets are key drivers of the overall business climate, and these may change within a fiscal year depending on exploration results and other factors. Additionally, increased competition for our customers’ drilling budgets could come from, among other areas, land-based energy markets in Africa, Russia, other former Soviet Union States, the Middle East and Alaska.

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

As of May 3, 2005, approximately 71 percent of our fleet days were committed for the remainder of 2005 and approximately 36 percent for the year 2006.

Insurance—We have renewed our insurance policy for 12 months effective May 1, 2005, with terms similar to those under our prior policy. We have maintained a per occurrence insurance deductible of $10 million on our hull and machinery and our protection and indemnity policies. We also have an additional aggregate deductible of $20 million that is applied to each hull and machinery occurrence until it has been exhausted over one or more occurrences. After the $20 million aggregate deductible is fully exhausted, the hull and machinery deductible reverts to $10 million per occurrence.

TODCO—In February 2004, we completed an initial public offering (the “TODCO IPO”) of common stock of TODCO in which we sold 13.8 million shares of TODCO class A common stock, representing 23 percent of TODCO’s total outstanding shares. In September 2004 and December 2004, respectively, we completed additional public offerings of TODCO common stock (respectively referred to as the “September TODCO Offering” and “December TODCO Offering” and, together with the TODCO IPO, the “TODCO Offerings”). We sold 17.9 million shares of TODCO’s class A common stock (30 percent of TODCO’s total outstanding shares) in the September TODCO Offering and 15.0 million shares of TODCO’s class A common stock (25 percent of TODCO’s total outstanding shares) in the December TODCO Offering. Prior to the December TODCO Offering, we held TODCO class B common stock, which was entitled to five votes per share (compared to one vote per share of TODCO class A common stock) and converted automatically into class A common stock upon any sale by us to a third party. In connection with the December TODCO Offering, we converted all of our remaining TODCO class B common stock not sold in the TODCO Offerings into shares of class A common stock. After the TODCO Offerings, we hold a 22 percent ownership and voting interest in TODCO, represented by 13.3 million shares of class A common stock.

Our current intention is to dispose of our remaining interest in TODCO, which could be achieved through a number of possible transactions including additional public offerings, open market sales, sales to one or more third parties, a spin-off to our shareholders, split-off offerings to our shareholders that would allow for the opportunity to exchange our ordinary shares for shares of TODCO’s class A common stock or a combination of these transactions. TODCO has filed a shelf registration statement on Form S-3 that registered our remaining TODCO common stock for sale in one or more possible public offerings.

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

Index to Form 10-Q

Our income tax returns are subject to review and examination in the various jurisdictions in which we operate. In October 2004, we received from the U.S. Internal Revenue Service (“IRS”) examination reports setting forth proposed changes to the U.S. federal income tax reported for the period 1999-2000. The maximum amount of additional tax based on the proposed changes would be approximately $195 million, exclusive of interest. While we have agreed to certain non-material adjustments, we believe our returns are materially correct as filed and intend to defend ourselves vigorously. The IRS is currently auditing our 2002 and 2003 tax years. No examination report has been received at this time. While we cannot predict or provide assurance as to the final outcome, we do not expect the liability, if any, resulting from the proposed changes to have a material adverse effect on our consolidated financial position or results of operations although it may have such an effect on our consolidated cash flows.

In September 2004, the Norwegian tax authorities initiated inquiries related to a restructuring transaction undertaken in 2001 and 2002 and a dividend payment made during 2001. In February 2005, we filed a response to these inquiries. In March 2005, pursuant to court orders, the Norwegian tax authorities took action to obtain additional information regarding these transactions. Based on these inquiries, we believe the Norwegian authorities are contemplating a tax assessment on the dividend of approximately $106 million, plus penalty and interest. No assessment has been made, and we believe such an assessment would be without merit. While we cannot predict or provide assurance as to the final outcome, we do not expect the liability, if any, resulting from the inquiry to have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

Under the tax sharing agreement entered into between us and TODCO in connection with the TODCO IPO, we are entitled to receive from TODCO payment for most of the tax benefits generated prior to the TODCO IPO that TODCO utilizes subsequent to the TODCO IPO. As long as TODCO was our consolidated subsidiary, we followed the provisions of SFAS 109, which allowed us to evaluate the recoverability of the deferred tax assets associated with the tax sharing agreement considering the deferred tax liabilities of TODCO. We recorded a valuation allowance for the excess of these deferred tax assets over the deferred tax liabilities of TODCO, also taking into account prudent and feasible tax planning strategies as required by SFAS 109. Because we no longer have a majority ownership or voting interest in TODCO, we no longer include TODCO as a consolidated subsidiary in our financial statements and we are no longer able to apply the provisions of SFAS 109 in accounting for the utilization of these deferred tax assets. As a result, we recorded a non-cash charge of $167.1 million, which had no tax effect, in the fourth quarter of 2004 related to contingent amounts due from TODCO under the tax sharing agreement. In future years, as TODCO generates income and utilizes its pre-TODCO IPO tax assets, TODCO is required to pay us for the benefits received in accordance with the provisions of the tax sharing agreement. We will recognize those amounts as other income as those amounts are realized, which is based on when TODCO files its annual tax returns. We received $8.4 million, of which $6.6 million was received in the first quarter of 2005, in estimated payments from TODCO related to TODCO’s expected utilization of such tax benefits for the year ended December 31, 2004. This amount was recorded as a current liability in our consolidated balance sheets. We will recognize these estimated payments as other income when TODCO finalizes and files its 2004 tax return.

Index to Form 10-Q

Performance and Other Key Indicators

Fleet Utilization and Dayrates—The following table shows our average dayrates and utilization for the quarterly periods ended on or prior to March 31, 2005. We consolidated TODCO’s results of operations and financial condition in our condensed consolidated financial statements through December 16, 2004 (see “—Outlook”). See “—Overview” for a definition of average dayrate, revenue earning day and utilization.

	Three Months Ended
	March 31, 2005	December 31, 2004	March 31, 2004
Average Dayrates

Transocean Drilling Segment:
High-Specification Floaters
Fifth-Generation Deepwater Floaters	$182,300	$180,100	$191,800
Other Deepwater Floaters	$124,500	$119,400	$101,300
Other High-Specification Floaters	$153,000	$135,700	$115,200
Total High-Specification Floaters	$153,900	$149,000	$143,500
Other Floaters	$71,200	$64,000	$62,800
Jackups	$57,600	$55,800	$51,400
Other Rigs	$45,800	$48,100	$44,200
Segment Total	$96,600	$93,900	$90,200

TODCO Segment (a)	$-	$28,600	$25,700

Total Drilling Fleet	$96,600	$74,200	$71,600

Utilization

Transocean Drilling Segment:
High-Specification Floaters
Fifth-Generation Deepwater Floaters	90%	89%	92%
Other Deepwater Floaters	75%	69%	78%
Other High-Specification Floaters	91%	92%	73%
Total High-Specification Floaters	83%	80%	83%
Other Floaters	57%	50%	42%
Jackups	94%	81%	83%
Other Rigs	44%	54%	54%
Segment Total	75%	69%	69%

TODCO Segment (a)	-	47%	38%

Total Drilling Fleet	75%	61%	56%
__________________________
(a)	TODCO was deconsolidated effective December 17, 2004. Statistics for the TODCO segment are through December 16, 2004 for the three months ended December 31, 2004 (see “—Operating Results”).

Index to Form 10-Q

Financial Condition

March 31, 2005 compared to December 31, 2004

	March 31, 2005	December 31, 2004	Change	% Change
	(In millions, except % change)
Total Assets
Transocean Drilling	$10,691.5	$10,758.3	$(66.8)	(1)%

The decrease in assets was mainly due to decreases in property and equipment and in cash and cash equivalents of $81.6 million and $30.6 million, respectively, partially offset by an increase in accounts receivable of $42.5 million. The decrease in property and equipment primarily related to depreciation and asset disposals, partially offset by capital expenditures. The decrease in cash and cash equivalents related primarily to the repayment of debt of approximately $287.4 million, partially offset by net proceeds received from the exercise of stock options ($72.4 million), the sale of assets ($35.5 million) and cash from operations during the first quarter of 2005.

Liquidity and Capital Resources

Sources and Uses of Cash

	Three Months Ended March 31,
	2005	2004	Change
	(In millions)
Net Cash Provided by Operating Activities
Net income	$91.8	$22.7	$69.1
Depreciation	100.7	131.5	(30.8)
Other non-cash items	2.5	10.5	(8.0)
Working capital	(18.1)	26.5	(44.6)
	$176.9	$191.2	$(14.3)

Net cash provided by operating activities decreased due to a decrease in cash related to working capital items of $44.6 million, partially offset by an increase in cash generated from net income adjusted for non-cash activity of $30.3 million during the quarter ended March 31, 2005 as compared to the corresponding prior year period.

	Three Months Ended March 31,
	2005	2004	Change
	(In millions)
Net Cash Provided by Investing Activities
Capital expenditures	$(31.2)	$(17.4)	$(13.8)
Proceeds from disposal of assets, net	35.5	10.5	25.0
Proceeds from TODCO Offerings	-	155.7	(155.7)
Other, net	3.1	1.5	1.6
	$7.4	$150.3	$(142.9)

Index to Form 10-Q

Net cash provided by investing activities for the three months ended March 31, 2005 decreased $142.9 million over the corresponding prior year period. The decrease in cash provided by investing activities is primarily the result of proceeds from the TODCO IPO of $155.7 million during the three months ended March 31, 2004 with no comparable activity for the corresponding period in 2005, coupled with an increase in current period capital expenditures, partially offset by an increase in proceeds from asset sales of $25.0 million.

	Three Months Ended March 31,
	2005	2004	Change
	(In millions)
Net Cash Used in Financing Activities
Repayments on revolving credit agreement	$-	$(50.0)	$50.0
Repayments on other debt instruments	(287.4)	(381.6)	94.2
Net proceeds from issuance of ordinary shares under stock-based compensation plans	72.4	14.0	58.4
Other, net	0.1	-	0.1
	$(214.9)	$(417.6)	$202.7

The decrease in net cash used in financing activities is primarily attributable to the early redemption of our 9.5% Senior Notes and payments made on our $800 million revolving credit agreement during the first quarter of 2004 compared to the early redemption of our 6.95% Senior Notes during the first quarter of 2005. In addition, we received higher proceeds from stock option exercises in the first quarter of 2005 compared to the same period in 2004.

Capital Expenditures

Capital expenditures totaled $31.2 million during the three months ended March 31, 2005. During 2005, we expect to spend approximately $150 million on our existing fleet, corporate infrastructure and major upgrades. These amounts are dependent upon the actual level of operational and contracting activity. In addition, we expect to spend another $30 million for upgrades required and funded by our drilling contracts, and another $35.7 million for the purchase of the semisubmersible rig M.G. Hulme, Jr. (see “—Acquisition and Dispositions”). We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales. We also have available credit under our revolving credit agreement (see “—Sources of Liquidity”) and may utilize other commercial bank or capital market financings.

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

Acquisition—In November 2004, we gave notice to Deep Sea Investors, L.L.C. (“Deep Sea Investors”) of our intent to purchase the semisubmersible M.G. Hulme, Jr. for approximately $35.7 million. See “—Off-Balance Sheet Arrangement.”

Dispositions—In January 2005, we completed the sale of the semisubmersible rig Sedco 600 for net proceeds of $24.9 million and recognized a gain of $18.8 million in the first quarter of 2005.

During the three months ended March 31, 2005, we sold certain other assets for net proceeds of approximately $10.6 million and we recorded net gains of $1.4 million.

Index to Form 10-Q

Sources of Liquidity

Our primary sources of liquidity in the first quarter of 2005 were our cash flows from operations, proceeds from asset sales, proceeds from issuance of ordinary shares under stock-based compensation plans and existing cash balances. Our primary uses of cash were debt repayments and capital expenditures. At March 31, 2005, we had $420.7 million in cash and cash equivalents.

We expect to use existing cash balances, internally generated cash flows and proceeds from asset sales, including potential sales of our interest in TODCO, to fulfill anticipated obligations such as scheduled debt maturities, capital expenditures and working capital needs. From time to time, we may also use bank lines of credit to maintain liquidity for short-term cash needs.

When cash on hand, cash flows from operations, proceeds from asset sales, including potential sales of our interest in TODCO, and committed bank facility availability exceed our expected liquidity needs, we may use a portion of such cash to reduce debt prior to scheduled maturities through repurchases, redemptions or tender offers, or make repayments on any outstanding bank borrowings. We expect to continue this focus on debt reduction through the third quarter of 2005, at which time we will consider alternative uses of our excess cash. Such possible uses could include allowing cash balances to increase, continued debt reduction, extraordinary dividends, share repurchases, resumption of periodic dividends and/or opportunistic asset acquisitions.

At March 31, 2005 and December 31, 2004, our total debt was $2,204.2 million and $2,481.5 million, respectively. Net debt, a non-GAAP financial measure defined as total debt less cash and cash equivalents, at such dates was $1,783.5 million and $2,030.2 million, respectively. During the first quarter of 2005, we reduced net debt by $246.7 million. The reconciliation of total debt to net debt at carrying value is as follows (in millions):

	March 31, 2005	December 31, 2004
Total Debt	$2,204.2	$2,481.5
Less: Cash and cash equivalents	(420.7)	(451.3)
Net Debt	$1,783.5	$2,030.2

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

We have access to a bank line of credit under an $800 million five-year revolving credit agreement expiring in December 2008. At April 29, 2005, $800 million remained available under this credit line.

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

Index to Form 10-Q

In April 2001, the Securities and Exchange Commission (“SEC”) declared effective our shelf registration statement on Form S-3 for the proposed offering from time to time of up to $2.0 billion in gross proceeds of senior or subordinated debt securities, preference shares, ordinary shares and warrants to purchase debt securities, preference shares, ordinary shares or other securities. At March 31, 2005, $1.6 billion in gross proceeds of securities remained unissued under the shelf registration statement.

Our access to debt and equity markets may be reduced or closed to us due to a variety of events, including, among others, downgrades of our debt ratings, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations. Surety bonds outstanding totaled $8.4 million and $7.6 million at March 31, 2005 and December 31, 2004, respectively. See “―Related Party Transactions.”

Derivative Instruments

In 2003, we terminated all our outstanding interest rate swaps and associated fair value hedges and recognized a $173.5 million fair value adjustment to long-term debt in our consolidated balance sheet. We amortize this amount as a reduction to interest expense over the life of the underlying debt. As a result of the redemption of our 6.95% Senior Notes in March 2005, we recognized unamortized premium of $13.2 million from the 2003 termination of the related interest rate swap as a reduction to our loss on retirement of debt (see “—Significant Events”). Based on the unamortized premiums remaining on the terminated interest rate swaps, we expect our interest expense to be reduced by $13.3 million in 2005.

Operating Results

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Following is an analysis of our Transocean Drilling segment and TODCO segment operating results, as well as an analysis of income and expense categories that we have not allocated to our segments. See “—Overview” for a definition of average dayrate, revenue earnings day and utilization.

Index to Form 10-Q

Transocean Drilling Segment

	Three Months Ended March 31,
	2005	2004	Change	% Change
	(In millions, except day amounts and percentages)

Revenue earning days	6,218	5,937	281	5%
Utilization	75%	69%	N/A	9%
Average dayrate	$96,600	$90,200	$6,400	7%

Contract drilling revenues	$600.6	$535.5	$65.1	12%
Other revenues	29.9	42.7	(12.8)	(30)%
	630.5	578.2	52.3	9%
Operating and maintenance expense	388.6	333.2	55.4	17%
Depreciation	100.7	107.3	(6.6)	(6)%
Gain from sale of assets, net	(20.2)	(1.1)	(19.1)	N/M
Operating income before general and administrative expense	$161.4	$138.8	$22.6	16%
_________________
“N/A” means not applicable
“N/M” means not meaningful

This segment’s contract drilling revenues increased by $65.1 million primarily due to increased activity resulting in higher average dayrates and utilization and $3.5 million related to equipment rentals on the Jim Cunningham following its well control incident that resulted in a fire while operating offshore Egypt in August 2004. Partially offsetting these increases was a decrease of approximately $13.7 million resulting from the 2004 favorable settlement of the Discoverer Enterprise riser separation incident.

Other revenues for the three months ended March 31, 2005 decreased $12.8 million primarily due to a $16.9 million decrease in integrated services revenue, partially offset by compensation received in 2005 relating to a 2004 labor strike of $2.6 million and an increase of $2.3 million from client reimbursable revenue.

This segment’s operating and maintenance expenses increased by $55.4 million primarily from increased activity and from additional costs related to the Jim Cunningham well control incident. Operating and maintenance expenses also increased as a result of the favorable settlement in 2004 of a prior year turnkey dispute with no comparable activity for the same period in 2005. Partially offsetting these increases were decreased operating and maintenance expenses of approximately $25.5 million primarily related to costs incurred in 2004 from the Discoverer Enterprise May 2003 riser separation incident and decreased integrated services activity during 2005.

The decrease in this segment’s depreciation expense was due primarily to the $4.0 million positive impact from extending the useful lives of four rigs, which had original useful lives of 30 to 32 years, to 35 years in the fourth quarter of 2004 and the reduction in depreciation on two rigs that were substantially depreciated during 2004.

During 2005, this segment recognized net gains of $20.2 million related to the sale of the semisubmersible rig Sedco 600 and the sale of other assets. During the quarter ended March 31, 2004, this segment recognized net gains of $1.1 million related to the settlement of an insurance claim and the sale of other assets.

TODCO Segment

During 2004, we completed several TODCO offerings in which we sold our shares of TODCO common stock. As of March 31, 2005, we held a 22 percent interest in TODCO, represented by 13.3 million shares of class A common stock. We consolidated TODCO in our financial statements as a business segment through December 16, 2004, and that portion of TODCO that we did not own was reflected as minority interest in our consolidated statements of operations and balance sheets. We deconsolidated TODCO from our consolidated statements of operations and balance sheets effective December 17, 2004 and subsequently accounted for our investment in TODCO under the equity method of accounting.

Index to Form 10-Q

	Three Months Ended March 31,
	2005	2004	Change	% Change
	(In millions, except day amounts and percentages)

Revenue earning days	-	2,414	(2,414)	N/M
Utilization	-	38%	N/A	N/M
Average dayrate	$-	$25,700	$(25,700)	N/M

Contract drilling revenues	$-	$62.0	$(62.0)	N/M
Other revenues	-	11.8	(11.8)	N/M
	-	73.8	(73.8)	N/M
Operating and maintenance expense	-	79.2	(79.2)	N/M
Depreciation	-	24.2	(24.2)	N/M
Gain from sale of assets, net	-	(2.7)	2.7	N/M
Operating income before general and administrative expense	$-	$(26.9)	$26.9	N/M
___________________
“N/A” means not applicable
“N/M” means not meaningful

Total Company Results of Operations

	Three Months Ended March 31,
	2005	2004	Change	% Change
	(In millions, except % change)

General and Administrative Expense	$18.1	$15.1	$3.0	20%
Other (Income) Expense, net
Equity in earnings of unconsolidated affiliates	(3.1)	(2.3)	(0.8)	35%
Interest income	(4.0)	(2.1)	(1.9)	90%
Interest expense	33.1	47.4	(14.3)	(30)%
Gain from TODCO IPO	-	(39.4)	39.4	N/M
Loss on retirement of debt	6.7	28.1	(21.4)	(76)%
Other, net	1.1	(1.4)	2.5	N/M
Income Tax Expense	17.5	48.0	(30.5)	64%
Minority Interest	0.2	(4.2)	4.4	N/M
_________________________
“N/M” means not meaningful

The increase in general and administrative expense was primarily attributable to increases of approximately $2.6 million in public accounting and professional fees primarily related to compliance with the Sarbanes Oxley Act of 2002.

Equity in earnings of unconsolidated affiliates increased approximately $1.5 million primarily related to our 22 percent interest in TODCO following the deconsolidation of the entity from our results in December 2004. Partially offsetting this increase was a decrease of $0.8 million related to our 50 percent share of earnings from Overseas Drilling Limited (“ODL”), which owns the drillship Joides Resolution.

Index to Form 10-Q

The increase in interest income was primarily related to an increase in average cash balances for 2005 compared to 2004 which resulted in an increase of interest income of $0.9 million. Additional increases resulted from $0.6 million related to various tax refunds received in the first quarter of 2005.

The decrease in interest expense was primarily attributable to reductions of $12.2 million associated with debt that was redeemed, retired or repurchased during or subsequent to the first quarter of 2004. Additional decreases resulted from $2.9 million of interest expense in the first quarter of 2004 on TODCO’s debt with no comparable activity for the same period in 2005.

During the first quarter of 2004, we recognized a $39.4 million gain from the TODCO IPO.

During the three months ended March 31, 2005, we recognized a $6.7 million loss related to the early redemption of $247.8 million aggregate principal amount of our debt (see “—Significant Events”). During the three months ended March 31, 2004, we recognized a $28.1 million loss related to the early redemption of $289.8 million aggregate principal amount of our debt.

The $2.5 million unfavorable change in other, net primarily relates to the effect of foreign currency exchange rate changes on our monetary assets and liabilities denominated in non-U.S. currencies.

We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. During the three months ended March 31, 2004, we recorded a valuation allowance of approximately $31.0 million related to the TODCO IPO (see “—Outlook”).

The decrease in minority interest was attributable to the deconsolidation of TODCO.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. This discussion should be read in conjunction with disclosures included in the notes to our condensed consolidated financial statements related to estimates, contingencies and new accounting pronouncements. Significant accounting policies are discussed in Note 2 to our condensed consolidated financial statements included elsewhere and in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2004. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, materials and supplies obsolescence, investments, property and equipment, intangible assets and goodwill, income taxes, workers’ insurance, pensions and other post-retirement and employment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes to these policies during the three months ended March 31, 2005. These policies require significant judgments and estimates used in the preparation of our consolidated financial statements. Management has discussed each of these critical accounting policies and estimates with the audit committee of the board of directors.

Index to Form 10-Q

Retirement Plans and Other Postemployment Benefits

Defined Benefit Pension Plans − We have several defined benefit pension plans, both funded and unfunded, covering substantially all U.S. employees. We also have various defined benefit plans that cover Norway and Nigeria employees and various current and former employees covered under certain frozen plans acquired in connection with the R&B Falcon merger.

For the funded plans, our funding policy consists of reviewing the funded status of these plans annually and contributing an amount at least equal to the minimum contribution required under the Employee Retirement Income Security Act of 1974 (ERISA) or other applicable funding regulations. Employer contributions to the funded plans are based on actuarial computations that establish the minimum contribution required under ERISA and the maximum deductible contribution for income tax purposes.

We expect to contribute approximately $2.3 million to our defined benefit pension plans in 2005 and that the required contributions will be funded from cash flow from operations. We contributed $0.6 million to the defined benefit pension plans in the first quarter of 2005.

Postretirement Benefits Other Than Pensions − We have several unfunded contributory and noncontributory postretirement benefit plans covering substantially all of our U.S. employees. Funding for these plans is to cover benefit payments of plan participants as they are incurred.

We contributed $0.5 million to the other postretirement benefit plans in the first quarter of 2005.

Off-Balance Sheet Arrangement

We lease the semisubmersible rig M. G. Hulme, Jr. from Deep Sea Investors, a special purpose entity formed by several leasing companies to acquire the rig from one of our subsidiaries in November 1995 in a sale/leaseback transaction. We are obligated to pay rent of approximately $11.9 million in 2005, and we recorded $3.2 million of such rent expense in the first quarter of 2005. In November 2004, we gave notice to Deep Sea Investors of our intent to purchase the rig under the lease purchase option at the end of the lease term in November 2005. Based on this notice, we are now obligated to purchase the rig and we have agreed to a purchase price of $35.7 million. The lease does not require that collateral be maintained or contain any credit rating triggers.

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

Related Party Transactions

TODCO—Through March 31, 2005, we agreed to guarantee $11.9 million of surety bonds issued on behalf of TODCO, which TODCO fully collateralized. The guarantee expired April 1, 2005.

Index to Form 10-Q

New Accounting Pronouncements

In December 2004, the FASB issued SFAS 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. While the approach in SFAS 123(R) is similar to the approach described in SFAS 123, SFAS 123(R) requires recognition in the income statement of all share-based payments to employees, including grants of employee stock options, based on their fair values, and pro forma disclosure is no longer an alternative. The SEC has deferred the implementation date, and we are now required to adopt SFAS 123(R) no later than January 1, 2006.

SFAS 123(R) permits adoption using one of two methods, a modified prospective method (“Prospective Method”) or a modified retrospective method (“Retrospective Method”). With the Prospective Method, costs are recognized beginning with the effective date based on the requirements of SFAS 123(R) for (i) all share-based payments granted after the effective date of SFAS 123(R), and (ii) all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The Retrospective Method applies the requirements of the Prospective Method but further permits entities to restate all prior periods presented based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures.

Although we will adopt SFAS 123(R) effective January 1, 2006, we have not yet determined which method we will use. We adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the Prospective Method as described in SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. While we currently use the Black-Scholes formula to estimate the value of stock options granted to employees, which is an acceptable share-based award valuation model, we may choose some other model that is also acceptable in determining fair value of stock awards upon adoption of SFAS 123(R). Because SFAS 123(R) must be applied to unvested awards granted and accounted for under APB 25, any additional compensation costs not previously recognized under SFAS 123 will be recognized under SFAS 123(R). Our unvested APB 25 options will vest in the third quarter of 2005. If we adopt SFAS 123(R) using the Prospective Method, there would be no impact on our consolidated financial position, results of operations or cash flows. If we adopt using the Retrospective Method, the impact of those amounts would approximate the amounts described in our pro forma net income and earnings per share disclosure in Note 2 to our condensed consolidated financial statements under “Item 1. Financial Statements” included elsewhere in this quarterly report. In addition to the compensation cost recognition requirements, SFAS 123(R) also requires the tax deduction benefits for an award in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow, which is currently required under SFAS 95. While we cannot estimate what these amounts will be in the future (because they depend on, among other things, when employees exercise stock options), we recognized operating cash flows related to the tax deduction benefits of $5.9 million for the year ended December 31, 2004.

Forward-Looking Information

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that we or management “anticipates,” “believes,” “budgets,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “predicts,” or “projects” a particular result or course of events, or that such result or course of events “could,” “might,” “may,” “scheduled” or “should” occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this quarterly report include, but are not limited to, statements involving contract commencements, contract option exercises, revenues, expenses, commodity prices, customer drilling programs, supply and demand, utilization rates, dayrates, planned shipyard projects and rig mobilizations and their effects, rig relocations, expected downtime, future activity in the deepwater, mid-water and the shallow and inland water market sectors, market outlook for our various geographical operating sectors, capacity constraints for fifth-generation rigs, rig classes and business segments, plans to dispose of our remaining interest in TODCO, the valuation allowance for deferred net tax assets of TODCO, intended reduction of debt, planned asset sales, timing of asset sales, proceeds from asset sales, our effective tax rate, the purchase of the M.G. Hulme, Jr., changes in tax laws, treaties and regulations, our Sarbanes-Oxley Section 404 process, implementation of a financial integrated system, changes in our internal control structure and the impact of these changes on the overall effectiveness of our controls, our other expectations with regard to market outlook, operations in international markets, expected capital expenditures, results and effects of legal proceedings and governmental audits and assessments, adequacy of insurance, liabilities for tax issues, liquidity, cash flow from operations, adequacy of cash flow for our obligations, effects of accounting changes, pension plan contributions and the timing and cost of completion of capital projects. Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to, those described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations―Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2004, the adequacy of sources of liquidity, the effect and results of litigation, audits and contingencies and other factors discussed in this quarterly report and in our other filings with the SEC, which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

Index to Form 10-Q

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term and short-term debt. The table below presents scheduled debt maturities and related weighted-average interest rates for each of the 12-month periods ending March 31 relating to debt obligations as of March 31, 2005.

At March 31, 2005 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a) (b)							Fair Value
	2006	2007	2008	2009	2010	Thereafter	Total	03/31/05
Total debt
Fixed Rate	$7.9	$400.0	$100.0	$19.0	$-	$1,603.8	$2,130.7	$2,404.0
Average interest rate	7.3%	1.5%	7.5%	2.8%	-%	7.1%	6.0%
__________________________
(a)
Maturity dates of the face value of our debt assume the put options on 1.5% Convertible Debentures, 7.45% Notes and the Zero Coupon Convertible Debentures will be exercised in May 2006, April 2007 and May 2008, respectively.

(b)	Expected maturity amounts are based on the face value of debt.

At March 31, 2005, we had no variable rate debt and as such interest expense had no exposure to changes in interest rates. However, a large part of our cash investments would earn commensurately higher rates of return if interest rates increase. Using March 31, 2005 cash investment levels, a one percent increase in interest rates would result in approximately $3.4 million of additional interest income per year.

Foreign Exchange Risk

Our international operations expose us to foreign exchange risk. We use a variety of techniques to minimize the exposure to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies typically have not had a material impact on overall results. In situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. At March 31, 2005, we had no open foreign exchange derivative contracts.

Index to Form 10-Q

ITEM 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Pursuant to our efforts relating to Section 404 of the Sarbanes-Oxley Act, we continued to make certain changes to our internal controls over financial reporting during the quarter ended March 31, 2005 that we believe better align these controls with the Section 404 requirements. However, there were no changes in these internal controls during that quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We currently expect to implement a financial integrated system in the second quarter of 2005. We expect to make a variety of changes in our internal control structure but do not expect these changes to impact the overall effectiveness of our controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We have certain other actions or claims pending that have been previously discussed and reported in our Annual Report on Form 10-K for the year ended December 31, 2004 and our other reports filed with the Securities and Exchange Commission. There have been no material developments in these previously reported matters. We are involved in a number of other lawsuits, all of which have arisen in the ordinary course of our business. We do not expect the liability, if any, resulting from these other lawsuits to have a material adverse effect on our current consolidated financial position, results of operations and cash flows. We cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending or threatened litigation. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2005	265	$41.40	N/A	N/A
February 2005	-	-	N/A	N/A
March 2005	-	-	N/A	N/A
Total	265	$41.40	N/A	N/A
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

Index to Form 10-Q

Item 6. Exhibits

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
† Filed herewith.

Index to Form 10-Q

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on May 3, 2005.

TRANSOCEAN INC.

By: /s/ Gregory L. Cauthen
Gregory L. Cauthen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By: /s/ David A. Tonnel
David A. Tonnel
Vice President and Controller
(Principal Accounting Officer)