Form 10-Q
period 2005-06-30
TRANSOCEAN INC
filed 2005-08-02
CIK 1083269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

4 Greenway Plaza1
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

As of July 29, 2005, 328,775,188 ordinary shares, par value $0.01 per share, were outstanding.

TRANSOCEAN INC.

INDEX TO FORM 10-Q

QUARTER ENDED JUNE 30, 2005

Index to Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
<B>	2005	2004	2005	2004
Operating Revenues
Contract drilling revenues	$682.1	$584.9	$1,282.7	$1,182.4
Other revenues	45.3	48.3	75.2	102.8
	727.4	633.2	1,357.9	1,285.2
Costs and Expenses
Operating and maintenance	438.9	406.2	827.5	818.6
Depreciation	101.2	133.0	201.9	264.5
General and administrative	18.0	14.0	36.1	29.1
	558.1	553.2	1,065.5	1,112.2
Gain from sale of assets, net	15.5	23.8	35.7	27.6
Operating Income	184.8	103.8	328.1	200.6

Other Income (Expense), net
Equity in earnings of unconsolidated affiliates	3.4	3.7	6.5	6.0
Interest income	4.8	1.9	8.8	4.0
Interest expense	(29.8)	(42.6)	(62.9)	(90.0)
Gain from TODCO Stock Sales	165.0	-	165.0	39.4
Loss on retirement of debt	-	-	(6.7)	(28.1)
Other, net	(3.0)	(1.1)	(4.1)	0.3
	140.4	(38.1)	106.6	(68.4)

Income Before Income Taxes and Minority Interest	325.2	65.7	434.7	132.2
Income Tax Expense	23.6	19.9	41.1	67.9
Minority Interest	(0.2)	(2.2)	-	(6.4)

Net Income	$301.8	$48.0	$393.6	$70.7

Earnings Per Share
Basic	$0.93	$0.15	$1.21	$0.22
Diluted	$0.90	$0.15	$1.18	$0.22

Weighted Average Shares Outstanding
Basic	326.1	320.8	324.8	320.7
Diluted	338.0	324.1	336.9	324.2

See accompanying notes.

Index to Form 10-Q
<
TTRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)
a

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net Income	$301.8	$48.0	$393.6	$70.7
Other Comprehensive Income (Loss), net of tax
Amortization of gain on terminated interest rate swaps	(0.1)	(0.1)	(0.2)	(0.2)
Change in unrealized loss on securities available for sale	−	(0.1)	0.3	(0.1)
Minimum pension liability adjustments (net of tax expense of $0.2 for the three months ended June 30, 2004, and $0.7 and $0.2 for the six months ended June 30, 2005 and June 30, 2004, respectively)	−	0.5	1.4	0.5
Other Comprehensive Income (Loss)	(0.1)	0.3	1.5	0.2
Total Comprehensive Income	$301.7	$48.3	$395.1	$70.9

See accompanying notes.

Index to Form 10-Q

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
<B>	2005	2004
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$942.5	$451.3
Accounts Receivable, net of allowance for doubtful accounts of $18.3 and $16.8 at June 30, 2005 and December 31, 2004, respectively	564.2	442.0
Materials and Supplies, net of allowance for obsolescence of $18.6 and $20.3 at June 30, 2005 and December 31, 2004, respectively	153.1	144.7
Deferred Income Taxes, net	20.7	19.0
Other Current Assets	41.5	52.1
Total Current Assets	1,722.0	1,109.1

Property and Equipment	9,779.5	9,732.9
Less Accumulated Depreciation	2,896.1	2,727.7
Property and Equipment, net	6,883.4	7,005.2

Goodwill	2,251.9	2,251.9
Investments in and Advances to Unconsolidated Affiliates	4.6	109.2
Deferred Income Taxes	48.1	43.8
Other Assets	249.2	239.1
Total Assets	$11,159.2	$10,758.3

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts Payable	$208.0	$180.8
Accrued Income Taxes	64.1	17.1
Debt Due Within One Year	400.0	19.4
Other Current Liabilities	248.0	213.0
Total Current Liabilities	920.1	430.3

Long-Term Debt	1,793.5	2,462.1
Deferred Income Taxes, net	153.6	124.1
Other Long-Term Liabilities	324.2	345.2
Total Long-Term Liabilities	2,271.3	2,931.4

Commitments and Contingencies

Minority Interest	4.1	4.0

Preference Shares, $0.10 par value; 50,000,000 shares authorized, none issued and outstanding	−	−
Ordinary Shares, $0.01 par value; 800,000,000 shares authorized, 328,508,472 and 321,533,998 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	3.3	3.2
Additional Paid-in Capital	10,871.7	10,695.8
Accumulated Other Comprehensive Loss	(22.9)	(24.4)
Retained Deficit	(2,888.4)	(3,282.0)
Total Shareholders’ Equity	7,963.7	7,392.6
Total Liabilities and Shareholders’ Equity	$11,159.2	$10,758.3

See accompanying notes.

Index to Form 10-Q

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

<table><caption>	Three Months Ended June 30,		Six Months Ended June 30,
<B>	2005	2004	2005	2004

Cash Flows from Operating Activities
Net income	$301.8	$48.0	$393.6	$70.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	101.2	133.0	201.9	264.5
Stock-based compensation expense	2.8	3.5	5.9	13.5
Deferred income taxes	(2.4)	(3.3)	2.2	28.0
Equity in earnings of unconsolidated affiliates	(3.4)	(3.7)	(6.5)	(6.0)
Net gain from disposal of assets	(13.6)	(23.1)	(33.5)	(25.0)
Gain from TODCO Stock Sales	(165.0)	-	(165.0)	(39.4)
Loss on retirement of debt	-	-	6.7	28.1
Amortization of debt-related discounts/premiums, fair value adjustments and issue costs, net	(2.3)	(4.9)	(5.5)	(12.5)
Deferred income, net	2.1	17.4	12.1	14.1
Deferred expenses, net	10.3	(10.8)	9.1	(12.7)
Tax benefit from exercise of stock options	5.7	-	4.9	-
Other long-term liabilities	7.3	4.6	12.5	6.9
Other, net	(2.4)	0.5	(1.3)	(4.3)
Changes in operating assets and liabilities
Accounts receivable	(79.6)	(61.6)	(119.6)	(31.8)
Accounts payable and other current liabilities	55.7	(23.5)	78.6	0.1
Income taxes receivable/payable, net	12.2	4.4	7.1	2.0
Other current assets	(24.2)	8.9	(20.1)	(15.6)
Net Cash Provided by Operating Activities	206.2	89.4	383.1	280.6

Cash Flows from Investing Activities
Capital expenditures	(78.4)	(37.3)	(109.6)	(54.7)
Proceeds from disposal of assets, net	25.0	31.5	60.5	42.0
Proceeds from TODCO Stock Sales, net	271.9	-	271.9	155.7
Joint ventures and other investments, net	1.4	3.2	4.5	4.7
Net Cash Provided by (Used in) Investing Activities	219.9	(2.6)	227.3	147.7

Cash Flows from Financing Activities
Repayments on revolving credit agreement	-	(150.0)	-	(200.0)
Repayments on other debt instruments	(7.9)	(13.6)	(295.3)	(395.2)
Net proceeds from issuance of ordinary shares under stock-based compensation plans	87.0	1.0	159.4	15.0
Proceeds from issuance of ordinary shares upon exercise of warrants	4.6	-	4.6	-
Decrease in cash dedicated to debt service	12.0	-	12.0	-
Other, net	-	-	0.1	-
Net Cash Provided by (Used in) Financing Activities	95.7	(162.6)	(119.2)	(580.2)

Net Increase (Decrease) in Cash and Cash Equivalents	521.8	(75.8)	491.2	(151.9)
Cash and Cash Equivalents at Beginning of Period	420.7	397.9	451.3	474.0
Cash and Cash Equivalents at End of Period	$942.5	$322.1	$942.5	$322.1

See accompanying notes.

Index to Form 10-Q

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1―Nature of Business and Principles of Consolidation

Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells. We contract our drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. We also provide additional services, including integrated well services. At June 30, 2005, we owned, had partial ownership interests in or operated 92 mobile offshore and barge drilling units. As of this date, our assets consisted of 32 High-Specification semisubmersibles and drillships (“floaters”), 24 Other Floaters, 25 Jackup Rigs and 11 Other Rigs.

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

In February 2004, we completed an initial public offering (the “TODCO IPO”) of common stock of TODCO in which we sold 13.8 million shares of TODCO class A common stock, representing 23 percent of TODCO’s total outstanding shares. In September 2004 and December 2004, respectively, we completed additional public offerings of TODCO common stock (respectively referred to as the “September 2004 Offering” and “December 2004 Offering” and, together with the TODCO IPO, the “2004 Offerings”). We sold 17.9 million shares of TODCO’s class A common stock (30 percent of TODCO’s total outstanding shares) in the September 2004 Offering and 15.0 million shares of TODCO’s class A common stock (25 percent of TODCO’s total outstanding shares) in the December 2004 Offering. Prior to the December 2004 Offering, we held TODCO class B common stock, which was entitled to five votes per share (compared to one vote per share of TODCO class A common stock) and converted automatically into class A common stock upon any sale by us to a third party. In connection with the December 2004 Offering, we converted all of our remaining TODCO class B common stock not sold in the 2004 Offerings into shares of class A common stock. After the 2004 Offerings, we held a 22 percent ownership and voting interest in TODCO, represented by 13.3 million shares of class A common stock. See Note 3.

We consolidated TODCO in our financial statements as a business segment through December 16, 2004 and that portion of TODCO that we did not own was reported as minority interest in our consolidated statements of operations and balance sheet. As a result of the conversion of the TODCO class B common stock into class A common stock, we no longer had a majority voting interest in TODCO and no longer consolidated TODCO in our financial statements but accounted for our remaining investment using the equity method of accounting.

In May 2005 and June 2005, respectively, we completed a public offering of TODCO common stock and a sale of TODCO common stock pursuant to Rule 144 under the Securities Act of 1933, as amended (respectively referred to as the “May Offering” and the “June Sale,” collectively referred to as the “2005 Offering and Sale,” and, collectively with the 2004 Offerings, the “TODCO Stock Sales”). We sold 12.0 million shares of TODCO’s class A common stock (20 percent of TODCO’s total outstanding shares) in the May TODCO Offering and our remaining 1.3 million shares of TODCO’s class A common stock (2 percent of TODCO’s total outstanding shares) in the June Sale. As a result of the May Offering, we accounted for our remaining investment using the cost method of accounting. As a result of the June Sale, we no longer own any shares of TODCO’s common stock. See Note 3.

For investments in joint ventures and other entities that do not meet the criteria of a variable interest entity or where we are not deemed to be the primary beneficiary for accounting purposes of those entities that meet the variable interest entity criteria, we use the equity method of accounting where our ownership is between 20 percent and 50 percent or where our ownership is more than 50 percent and we do not have significant control over the unconsolidated affiliate. We use the cost method of accounting for investments in unconsolidated affiliates where our ownership is less than 20 percent and where we do not have significant influence over the unconsolidated affiliate. We consolidate those investments that meet the criteria of a variable interest entity where we are deemed to be the primary beneficiary for accounting purposes and for entities in which we have a majority voting interest. Intercompany transactions and accounts are eliminated.

Index to Form 10-Q

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2―Summary of Significant Accounting Policies

Basis of Presentation—Our accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements. The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any future period. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Cash and Cash Equivalents—As a result of the Deepwater Nautilus project financing in 1999, we were required to maintain in cash an amount to cover certain principal and interest payments. Such restricted cash, classified as other current assets in the condensed consolidated balance sheet, was $12.0 million at December 31, 2004. As a result of the repayment of the project financing (see Note 6), the restricted cash balance was released in May 2005.

Change in Estimate—During the fourth quarter of 2004, we extended the useful life of four rigs, which had estimated useful lives ranging from 30 to 32 years, to 35 years. We determined 35 years was appropriate for each of these rigs based on the current contracts these rigs are operating under as well as the additional life-extending work, upgrades and inspections we have performed on these rigs. In the three and six months ended June 30, 2005, the impact of the life extension of these four rigs was a reduction in depreciation expense of $4.8 million ($0.01 per diluted share) and $9.6 million ($0.03 per diluted share), respectively, which had no tax effect, and such reduction is expected to be approximately $16 million before tax in 2005.

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

Index to Form 10-Q

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

If compensation expense for grants to employees under our long-term incentive plan prior to January 1, 2003 was recognized using the fair value method of accounting under SFAS 123 rather than the intrinsic value method under APB 25, net income and earnings per share would have been reduced to the pro forma amounts indicated below (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Income as Reported	$301.8	$48.0	$393.6	$70.7
Add back: Stock-based compensation expense included in reported net income, net of related tax effects	2.5	1.5	5.3	8.8

Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects
Long-Term Incentive Plan	(3.3)	(3.2)	(7.9)	(12.9)
Employee Stock Purchase Plan	(0.8)	(0.5)	(1.6)	(1.1)

Pro Forma Net Income	$300.2	$45.8	$389.4	$65.5

Basic Earnings Per Share
As Reported	$0.93	$0.15	$1.21	$0.22
Pro Forma	0.92	0.14	1.20	0.20

Diluted Earnings Per Share
As Reported	$0.90	$0.15	$1.18	$0.22
Pro Forma	0.89	0.14	1.17	0.20

New Accounting Pronouncements—In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,”which requires retrospective application to all prior period financial statements presented for voluntary changes in accounting principle unless it is impracticable.  This statement replaces APB 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in reporting entity and the correction of errors.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS 154 effective January 1, 2006, and we do not expect the adoption of this statement to have an impact on our consolidated financial position, results of operations or cash flows.

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

Index to Form 10-Q

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Although we will adopt SFAS 123(R) effective January 1, 2006, we have not yet determined which method we will use. We adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the modified prospective method as described in SFAS 148, Accounting for Stock-Based Compensation―Transition and Disclosure. While we currently use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees, which is an acceptable share-based award valuation model, we may choose some other model that is also acceptable in determining fair value of stock awards upon adoption of SFAS 123(R). Because SFAS 123(R) must be applied to unvested awards granted and accounted for under APB 25, any additional compensation costs not previously recognized under SFAS 123 will be recognized under SFAS 123(R). Our unvested APB 25 options will vest in the third quarter of 2005. If we adopt SFAS 123(R) using the Prospective Method, there would be no impact on our consolidated financial position, results of operations or cash flows. If we adopt using the Retrospective Method, the impact of those amounts would approximate the amounts described in our pro forma net income and earnings per share disclosure (see “―Stock-Based Compensation”). In addition to the compensation cost recognition requirements, SFAS 123(R) also requires the tax deduction benefits for an award in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow, which is currently required under SFAS 95. While we cannot estimate what these amounts will be in the future (because they depend on, among other things, when employees exercise stock options), we reported operating cash flows related to tax deduction benefits of $5.7 million and $4.9 million for the three and six months ended June 30, 2005, respectively. We reported operating cash flows related to the tax deduction benefits of $5.9 million for the year ended December 31, 2004.

Reclassifications—Certain reclassifications have been made to prior period amounts to conform with the current period’s presentation.

Note 3―TODCO Stock Sales

We sold 12.0 million shares of TODCO’s class A common stock, representing 20 percent of TODCO’s total outstanding shares, at $20.50 per share in the May Offering. We sold our remaining 1.3 million shares of TODCO’s class A common stock, representing 2 percent of TODCO’s total outstanding shares, at $23.57 per share in the June Sale. We received net proceeds of $271.9 million from the 2005 Offering and Sale and recognized a gain of $165.0 million ($0.49 per diluted share), which had no tax effect, in the second quarter of 2005 and represented the excess of net proceeds received over the net book value of the shares sold in the 2005 Offering and Sale.

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

Index to Form 10-Q

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4―Asset Acquisition, Dispositions and Retirements

Asset Acquisition—In May 2005, we purchased for $42.5 million the semisubmersible rig M.G. Hulme, Jr., which we had previously operated under a lease arrangement. See Note 11.

Asset Dispositions and Retirements—In June 2005, we sold the jackup rig Transocean Jupiter and a land rig for net proceeds of $23.5 million and recognized a gain of $14.0 million ($9.1 million, or $0.03 per diluted share, net of tax).

In January 2005, we completed the sale of the semisubmersible rig Sedco 600 for net proceeds of $24.9 million and recognized a gain of $18.8 million ($0.06 per diluted share), which had no tax effect. At December 31, 2004, this asset was held for sale in the amount of $5.6 million and was included in other current assets in our condensed consolidated balance sheet.

During the six months ended June 30, 2005, we sold certain other assets for net proceeds of approximately $12.1 million. We recorded net gains of $2.9 million ($2.1 million, or $0.01 per diluted share, net of tax).

In June 2004, in our Transocean Drilling segment, we completed the sale of a semisubmersible rig, the Sedco 602, for net proceeds of $28.0 million and recognized a gain of $21.6 million ($0.07 per diluted share), which had no tax effect. During the six months ended June 30, 2004, we settled insurance claims and sold marine support vessels and certain other assets for net proceeds of approximately $14.0 million. We recorded net gains of $1.0 million ($0.6 million, net of tax) and $4.6 million ($0.01 per diluted share), which had no tax effect, in our Transocean Drilling and TODCO segments, respectively.

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

The estimated annual effective tax rates for the six months ended June 30, 2005 and 2004, respectively, were based on estimated 2005 and 2004 annual income before income taxes and minority interest. In accordance with APB 28, Interim Financial Reporting, certain items have been excluded from the estimated annual effective tax rate and treated as period items. These items included portions of net gains on sales of assets, TODCO Stock Sales-related items (see Note 3) and losses on retirements of debt (see Note 6).

Under the tax sharing agreement entered into between us and TODCO at the time of the TODCO IPO, we are entitled to receive from TODCO payment for most of the tax benefits TODCO generated prior to the TODCO IPO that they utilize subsequent to the TODCO IPO. While TODCO was included in our consolidated statements of operations and balance sheet as a consolidated subsidiary until the fourth quarter of 2004, we followed the provisions of SFAS 109, Accounting for Income Taxes, which allowed us to evaluate the recoverability of the deferred tax assets associated with the tax sharing agreement considering TODCO’s deferred tax liabilities. Because we no longer own shares of TODCO, TODCO is no longer included as a consolidated subsidiary in our financial statements. Future payments we receive from TODCO’s utilization of the pre-TODCO IPO deferred tax assets will be recognized in other income as those amounts are realized based on the filing of TODCO’s tax returns. We received $8.5 million and $9.7 million in estimated payments from TODCO during the six months ended June 30, 2005 related to TODCO’s expected utilization of such tax benefits for the 2004 tax year and a portion of the 2005 tax year, respectively. These amounts were deferred in other current liabilities and other long-term liabilities, respectively, in our consolidated balance sheet. We will recognize these estimated payments as other income when TODCO finalizes and files its 2004 and 2005 tax returns. Estimated tax benefits in excess of $300 million remain to be utilized by TODCO under the tax sharing agreement, although the ultimate amount and timing of the utilization is highly contingent on a variety of factors including the filing of the final 2004 Transocean tax returns, potential revisions to the tax benefits upon examination by the U.S. Internal Revenue Service ("IRS"), which is currently reviewing our 2002 and 2003 tax years, and the amount of taxable income that TODCO realizes in future years.

Index to Form 10-Q

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As a result of the deconsolidation of TODCO from our other U.S. subsidiaries for U.S. federal income tax purposes in conjunction with the TODCO IPO (see Note 3), we established an initial valuation allowance in the first quarter of 2004 of $31.0 million ($0.9 per diluted share) against the estimated deferred tax assets of TODCO in excess of its deferred tax liabilities, taking into account prudent and feasible tax planning strategies as required by SFAS 109. We adjusted the initial valuation allowance during 2004 to reflect changes in our estimate of the ultimate amount of TODCO’s deferred tax assets. An allocation of tax benefits between TODCO and our other U.S. subsidiaries will occur in 2005 upon the filing of our 2004 U.S. consolidated federal income tax return. This allocation is subject to potential revision upon subsequent IRS audit of our tax return. This final allocation of tax benefits could impact our effective tax rate for 2005 or future years as well as the ultimate amount of payments by TODCO under the tax sharing agreement.

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

Our income tax returns are subject to review and examination in the various jurisdictions in which we operate. In October 2004, we received from the IRS examination reports setting forth proposed changes to the U.S. federal income tax reported for the period 1999-2000. The proposed changes total approximately $195 million, exclusive of interest. While we have agreed to certain non-material adjustments, we believe our returns are materially correct as filed and intend to defend ourselves vigorously. The IRS is currently auditing our 2002 and 2003 tax years. No examination report has been received at this time. While we cannot predict or provide assurance as to the final outcome, we do not expect the liability, if any, resulting from the proposed changes to have a material adverse effect on our consolidated financial position and results of operations although it could have such an effect on our consolidated cash flows.

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

Index to Form 10-Q

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6―Debt

Debt, net of unamortized discounts, premiums and fair value adjustments, is comprised of the following (in millions):

	June 30,	December 31,
	2005	2004

7.31% Nautilus Class A1 Amortizing Notes - final maturity May 2005	$-	$19.4
6.95% Senior Notes, due April 2008	-	263.1
6.625% Notes, due April 2011 (a)	779.8	785.7
7.375% Senior Notes, due April 2018	246.9	246.9
Zero Coupon Convertible Debentures, due May 2020 (put options exercisable May 2008 and May 2013)	17.3	17.0
1.5% Convertible Debentures, due May 2021 (put options exercisable May 2006, May 2011 and May 2016) (b)	400.0	400.0
8% Debentures, due April 2027	56.8	56.8
7.45% Notes, due April 2027 (put options exercisable April 2007)	95.1	95.0
7.5% Notes, due April 2031	597.6	597.6
Total Debt	2,193.5	2,481.5
Less Debt Due Within One Year	400.0	19.4
Total Long-Term Debt	$1,793.5	$2,462.1
_________________
(a)	See Note 13.
(b)	The 1.5% Convertible Debentures are classified as debt due within one year since the holders can exercise their right to require us to repurchase the debentures in May 2006.

The scheduled maturity of our debt assumes the bondholders exercise their options to require us to repurchase the 1.5% Convertible Debentures, 7.45% Notes and Zero Coupon Convertible Debentures in May 2006, April 2007 and May 2008, respectively. All amounts are at face value except for the Zero Coupon Convertible Debentures, which are included at the price we would be required to pay should the bondholders exercise their right to require us to repurchase the debentures in May 2008. The scheduled maturities are as follows (in millions):

Twelve Months
Ending June 30,

2006	$400.0
2007	100.0
2008	19.0
2009	-
2010	-
Thereafter	1,603.8
Total	$2,122.8

Revolving Credit Agreement—We are party to an $800.0 million five-year revolving credit agreement dated December 16, 2003. See Note 13.

Debt Redemptions and Repayments—In May 2005, we repaid the remaining principal amount outstanding for the 7.31% Nautilus Class A1 amortizing note, plus accrued and unpaid interest, in accordance with its scheduled maturity. We funded the repayment from existing cash balances.

Index to Form 10-Q

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2005, we redeemed our $247.8 million aggregate principal amount outstanding 6.95% Senior Notes due April 2008 at the make-whole premium price provided in the indenture. We redeemed these notes at 108.259 percent of face value or $268.2 million, plus accrued and unpaid interest. In the first quarter of 2005, we recognized a loss on the redemption of debt of $6.7 million ($0.02 per diluted share), which had no tax effect and reflected adjustments for fair value of the debt at the date of the R&B Falcon merger and the unamortized fair value adjustment on a previously terminated interest rate swap. We funded the redemption with existing cash balances.

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

Note 7—Interest Rate Swaps

In 2003, we terminated all our outstanding interest rate swaps, which were designated as fair value hedges, and recognized $173.5 million as a fair value adjustment to the underlying long-term debt in our consolidated balance sheet. We amortize this amount as a reduction to interest expense over the remaining life of the underlying debt. During the three and six months ended June 30, 2005, such reduction amounted to $3.1 million ($0.01 per diluted share) and $7.0 million ($0.02 per diluted share), respectively. During the three and six months ended June 30, 2004, such reduction amounted to $5.7 million ($0.02 per diluted share) and $12.4 million ($0.04 per diluted share), respectively. As a result of the redemption of our 6.95% Senior Notes in March 2005 and 9.5% Senior Notes in March 2004, we recognized $13.2 million and $22.0 million, respectively, of the unamortized fair value adjustment as a reduction to our loss on redemption of debt (see Notes 6 and 13). There were no tax effects related to these reductions.

At June 30, 2005 and December 31, 2004, we had no outstanding interest rate swaps.

Note 8―Segments

Through December 16, 2004, our operations were aggregated into two reportable segments: (i) Transocean Drilling and (ii) TODCO. The Transocean Drilling segment consists of floaters, jackups and other rigs used in support of offshore drilling activities and offshore support services. The TODCO segment consisted of our interest in TODCO, which conducts jackup, drilling barge, land rig, submersible and other operations located in the U.S. Gulf of Mexico and inland waters, Mexico, Trinidad and Venezuela. The organization and aggregation of our business into the two segments were based on differences in economic characteristics, customer base, asset class, contract structure and management structure. In addition, the TODCO segment fleet was highly dependent upon the U.S. natural gas industry while the Transocean Drilling segment’s operations are more dependent upon the worldwide oil industry. As a result of the deconsolidation of TODCO (see Note 1), we now operate in one industry segment, the Transocean Drilling segment.

Our Transocean Drilling segment fleet operates in what is a single, global market for the provision of contract drilling services. The location of our rigs and the allocation of resources to build or upgrade rigs are determined by the activities and needs of our customers. Accounting policies of the segments are the same as those described in Note 2 within “Item 8. Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2004. We accounted for intersegment revenue and expenses as if the revenue or expenses were to third parties at current market prices.

Index to Form 10-Q

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Operating revenues and income before income taxes and minority interest by segment were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Operating Revenues
Transocean Drilling	$727.4	$552.5	$1,357.9	$1,130.7
TODCO	-	80.7	-	154.5
Total Operating Revenues	$727.4	$633.2	$1,357.9	$1,285.2

Operating Income (Loss) Before General and Administrative Expense
Transocean Drilling	$202.8	$127.2	$364.2	$266.0
TODCO (a)	-	(9.4)	-	(36.3)
	202.8	117.8	364.2	229.7
Unallocated general and administrative expense	(18.0)	(14.0)	(36.1)	(29.1)
Unallocated other income (expense), net	140.4	(38.1)	106.6	(68.4)
Income Before Income Taxes and Minority Interest	$325.2	$65.7	$434.7	$132.2
______________
(a)	The three and six months ended June 30, 2004 includes $7.1 million and $19.4 million, respectively, of operating and maintenance expense that TODCO classified as general and administrative expense.

Depreciation expense by segment was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Transocean Drilling	$101.2	$109.1	$201.9	$216.4
TODCO	-	23.9	-	48.1
Total Depreciation Expense	$101.2	$133.0	$201.9	$264.5

Total capital expenditures by segment were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Transocean Drilling	$78.4	$35.5	$109.6	$51.0
TODCO	-	1.8	-	3.7
Total Capital Expenditures	$78.4	$37.3	$109.6	$54.7

Index to Form 10-Q

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9―Earnings Per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Numerator for Basic Earnings per Share
Net Income for basic earnings per share	$301.8	$48.0	$393.6	$70.7

Numerator for Diluted Earnings per Share
Net Income	$301.8	$48.0	$393.6	$70.7
Add back interest expense on the 1.5% convertible debentures	1.6	-	3.2	-
Net Income for diluted earnings per share	$303.4	$48.0	$396.8	$70.7

Denominator for Diluted Earnings per Share
Weighted-average shares outstanding for basic earnings per share	326.1	320.8	324.8	320.7
Effect of dilutive securities:
Employee stock options and unvested stock grants	3.6	2.0	3.8	2.1
Warrants to purchase ordinary shares	2.8	1.3	2.8	1.4
1.5% convertible debentures	5.5	-	5.5	-
Adjusted weighted-average shares and assumed conversions for diluted earnings per share	338.0	324.1	336.9	324.2

Basic Earnings Per Share
Net Income	$0.93	$0.15	$1.21	$0.22

Diluted Earnings Per Share
Net Income	$0.90	$0.15	$1.18	$0.22

Ordinary shares subject to issuance pursuant to the conversion features of the Zero Coupon Convertible Debentures are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share because the effect of including those shares is anti-dilutive for all periods presented. Ordinary shares subject to issuance pursuant to the conversion features of the 1.5% Convertible Debentures are not included in the calculation of the adjusted weighted-average shares and assumed conversions for diluted earnings per share for the three and six months ended June 30, 2004 because the effect of including those shares is anti-dilutive.

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

The Indian Customs Department, Mumbai, filed a “show cause notice” against one of our subsidiaries and various third parties in July 1999. The show cause notice alleged that the initial entry into India in 1988 and other subsequent movements of the Trident II jackup rig operated by the subsidiary constituted imports and exports for which proper customs procedures were not followed and sought payment of customs duties of approximately $31 million based on an alleged 1998 rig value of $49 million, plus interest and penalties, and confiscation of the rig. In January 2000, the Customs Department issued its order, which found that we had imported the rig improperly and intentionally concealed the import from the authorities, and directed us to pay a redemption fee of approximately $3 million for the rig in lieu of confiscation and to pay penalties of approximately $1 million in addition to the amount of customs duties owed. In February 2000, we filed an appeal with the Customs, Excise and Service Tax Appellate Tribunal (“CESTAT”) (formerly known as the Customs, Excise and Gold (Control) Appellate Tribunal), together with an application to have the confiscation of the rig stayed pending the outcome of the appeal. In March 2000, the CESTAT ruled on the stay application, directing that the confiscation be stayed pending the appeal. The CESTAT issued its order on our appeal on February 2, 2001, and while it found that the rig was imported in 1988 without proper documentation or payment of duties, the redemption fee and penalties were reduced to less than $0.1 million in view of the ambiguity surrounding the import practice at the time and the lack of intentional concealment by us. The CESTAT further sustained our position regarding the value of the rig at the time of import as $13 million and ruled that subsequent movements of the rig were not liable to import documentation or duties in view of the prevailing practice of the Customs Department, thus limiting our exposure as to custom duties to approximately $6 million. Although CESTAT did not grant us the benefit of a customs duty exemption due to the absence of the required documentation, CESTAT left it open for our subsidiary to seek such documentation from the Ministry of Petroleum. Following the CESTAT order, we tendered payment of redemption, penalty and duty in the amount specified by the order by offset against a $0.6 million deposit and $10.7 million guarantee previously made by us. The Customs Department attempted to draw the entire guarantee, alleging the actual duty payable is approximately $22 million based on an interpretation of the CESTAT order that we believe is incorrect. This action was stopped by an interim ruling of the High Court, Mumbai on writ petition filed by us. We and the Customs Department both filed appeals with the Supreme Court of India against the order of the CESTAT, and both appeals were admitted. The Supreme Court has dismissed the Customs Department appeal and affirmed the CESTAT order but the Customs Department has not agreed with our interpretation of that order. We and our customer agreed to pursue and obtained the issuance of the required documentation from the Ministry of Petroleum that, if accepted by the Customs Department, would reduce the duty to nil. The Customs Department did not accept the documentation or agree to refund the duties already paid. We are pursuing our remedies against the Customs Department and our customer. We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

Index to Form 10-Q

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Letters of Credit and Surety Bonds—We had letters of credit outstanding totaling $179.8 million and $182.2 million at June 30, 2005 and December 31, 2004, respectively. These letters of credit guarantee various contract bidding and performance activities under various uncommitted lines provided by several banks.

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations. Surety bonds outstanding totaled $8.5 million and $7.6 million at June 30, 2005 and December 31, 2004, respectively.

Note 11―Off-Balance Sheet Arrangement

We leased the semisubmersible rig M. G. Hulme, Jr. from Deep Sea Investors, L.L.C., (“Deep Sea Investors”), a special purpose entity formed by several leasing companies to acquire the rig from one of our subsidiaries in November 1995 in a sale/leaseback transaction. We accounted for the lease of this semisubmersible drilling rig as an operating lease. We recorded $4.6 million and $6.3 million of such rent expense in the six months ended June 30, 2005 and 2004, respectively. In May 2005, we purchased the rig for $42.5 million. The rig was reflected as property and equipment in the consolidated balance sheet at June 30, 2005.

Effective December 31, 2003, we adopted and applied the provisions of FASB Interpretation (“FIN”) 46, Consolidation of Variable Interest Entities, as revised December 31, 2003, for all variable interest entities. FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Because the sale/leaseback agreement was with an entity in which we had no direct investment, we were not entitled to receive the financial information of the leasing entity and the equity holders of the leasing company would not release the financial statements or other financial information to us in order for us to make the determination of whether the entity was a variable interest entity. In addition, without the financial statements or other financial information, we were unable to determine if we were the primary beneficiary of the entity and, if so, what we would have consolidated. We had no exposure to loss as a result of the sale/leaseback agreement. As a result of the purchase of the M. G. Hulme, Jr., we are no longer associated with Deep Seas Investors and, as such, are no longer required to review for FIN 46 applicability.

Note 12―Retirement Plans and Other Postemployment Benefits

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Components of Net Periodic Benefit Cost (a)
Service cost	$4.5	$3.9	$9.1	$7.8
Interest cost	4.5	4.1	8.9	8.3
Expected return on plan assets	(5.2)	(4.9)	(10.3)	(9.7)
Amortization of transition obligation	-	-	0.1	0.1
Amortization of prior service cost	0.6	0.2	0.4	0.3
Recognized net actuarial losses	0.5	0.7	1.9	1.3
SFAS 88 settlements/curtailments	-	-	2.1	-
Benefit cost	$4.9	$4.0	$12.2	$8.1
______________
(a)	Amounts are before income tax effect.

Index to Form 10-Q

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the six months ended June 30, 2005, we contributed to the funded and unfunded defined benefit pension plans $1.7 million and $0.7 million, respectively, which is the total amount expected to be contributed for the year ending December 31, 2005. We funded the contributions from cash flows from operations.

Postretirement Benefits Other Than Pensions (“OPEB”)—We have several unfunded contributory and noncontributory OPEB plans covering substantially all of our U.S. employees. Net periodic benefit cost for these other postretirement plans included the following components (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Components of Net Periodic Benefit Cost (a)
Service cost	$0.3	$0.2	$0.6	$0.5
Interest cost	0.6	0.6	1.1	1.1
Amortization of prior service cost	(0.6)	(0.5)	(1.1)	(1.1)
Recognized net actuarial losses	0.4	0.4	0.8	0.8
Benefit cost	$0.7	$0.7	$1.4	$1.3
______________
(a)	Amounts are before income tax effect.

We contributed $1.1 million to the other postretirement benefit plans to fund benefit payments in the six months ended June 30, 2005.

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

Note 13―Subsequent Events

Revolving Credit Agreement—In July 2005, we entered into a $500.0 million, five-year revolving credit agreement dated July 8, 2005 (the “Revolving Credit Agreement”). The Revolving Credit Agreement bears interest, at our option, at a base rate or at the London Interbank Offered Rate (“LIBOR”) plus a margin that can vary from 0.19 percent to 0.58 percent depending on our non-credit enhanced senior unsecured public debt rating. At July 29, 2005, the applicable margin was 0.225 percent. A facility fee, varying from 0.06 percent to 0.17 percent depending on our non-credit enhanced senior unsecured public debt rating, is incurred on the daily amount of the underlying commitment, whether used or unused, throughout the term of the facility. At July 29, 2005, the applicable facility fee was 0.075 percent. A utilization fee, varying from 0.05 percent to 0.10 percent depending on our non-credit enhanced senior unsecured public debt rating, is payable if amounts outstanding under the Revolving Credit Agreement are greater than 50 percent of the total underlying commitment. The Revolving Credit Agreement requires compliance with various covenants and provisions customary for agreements of this nature, including a debt to total tangible capitalization ratio, as defined by the credit agreement, of not greater than 60 percent. At July 29, 2005, no amount was outstanding under the Revolving Credit Agreement.

Index to Form 10-Q

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In conjunction with the activation of this facility, we terminated our $800.0 million five-year revolving credit agreement dated December 16, 2003 and we expect to recognize a loss on the termination of this agreement of approximately $0.8 million in the third quarter of 2005.

Tender Offer—In July 2005, we acquired, pursuant to a tender offer, a total of $534.4 million, or approximately 76.3 percent of the aggregate principal amount of our 6.625% Notes due April 2011 at 110.578 percent of face value, or $590.9 million, plus accrued and unpaid interest. We expect to recognize a gain on the repurchase of $0.3 million in the third quarter of 2005. We funded the repurchase with existing cash balances.

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

Overview

Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,”“we,”“us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells. As of July 29, 2005, we owned, had partial ownership interests in or operated 92 mobile offshore and barge drilling units. As of this date, our fleet included 32 High-Specification semisubmersibles and drillships (“floaters”), 24 Other Floaters, 25 Jackup Rigs and 11 Other Rigs.

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

Key measures of our total company results of operations and financial condition are as follows:

	Three Months Ended June 30,		Three Months	Six Months Ended June 30,		Six Months
	2005	2004	Change	2005	2004	Change
	(In millions, except dayrates and percentages)
Average dayrate (a)(c)	$103,100	$69,600	$33,500	$99,900	$70,600	$29,300
Utilization (b)(c)	79%	56%	N/A	77%	56%	N/A
Statement of Operations (c)
Operating revenues	$727.4	$633.2	$94.2	$1,357.9	$1,285.2	$72.7
Operating and maintenance expense	438.9	406.2	32.7	827.5	818.6	8.9
Operating income	184.8	103.8	81.0	328.1	200.6	127.5
Net income	301.8	48.0	253.8	393.6	70.7	322.9

	June 30,	December 31,
	2005	2004	Change
	(In millions)
Balance Sheet Data (at end of period) (c)
Cash	$942.5	$451.3	$491.2
Total Assets	11,159.2	10,758.3	400.9
Total Debt	2,193.5	2,481.5	(288.0)
_____________________
“N/A” means not applicable.

(a)	Average dayrate is defined as contract drilling revenue earned per revenue earning day. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.
(b)	Utilization is the total actual number of revenue earning days as a percentage of the total number of calendar days in the period.
(c)
We consolidated TODCO’s (together with its subsidiaries and predecessors, unless the context requires otherwise, “TODCO,” a publicly traded company and a former wholly-owned subsidiary) results of operations and financial condition in our consolidated financial statements through December 16, 2004. We deconsolidated TODCO effective December 17, 2004 and subsequently accounted for our investment in TODCO under the equity method of accounting through May 18, 2005, at which time our ownership interest fell below 20 percent. See “―Significant Events.”

Index to Form 10-Q

2005 began with our industry experiencing strong demand for all major rig types resulting in high utilization and increasing dayrates. As a result, we see an improvement in the outlook for our fleet, especially among our 13 Fifth-Generation Deepwater Floaters, where demand is likely to exceed supply for the next 12 to 24 months. We expect our industry to experience higher costs in 2005 relative to levels seen in the recent past, due in part to higher personnel and vendor costs required to support the increased level of offshore drilling activity, although we anticipate revenue increases to outpace these increased costs.

Our revenues and operating and maintenance expenses for the six months ended June 30, 2005 increased from the prior year due to increased activity and dayrates within our Transocean Drilling fleet, partially offset by the deconsolidation of TODCO effective December 17, 2004 (see “—Operating Results”) and decreased integrated services provided to our clients in the first six months of 2005. Our financial results for the first six months of 2005 included the recognition of our May 2005 public offering (the “May Offering”) and June 2005 sale (the “June Sale,” and, together with the May Offering, the “2005 Offering and Sale”) of TODCO common stock as well as gains from the sale of three rigs, partially offset by a non-cash charge pertaining to a loss on retirement of debt (see “—Significant Events”). Our six months ended June 30, 2004 financial results included a gain recognized on the TODCO initial public offering (“TODCO IPO”), partially offset by a tax valuation allowance adjustment and stock option expense recorded in connection with the TODCO IPO as well as a non-cash charge pertaining to a loss on retirement of debt (see “—Operating Results”). Cash increased during the six months ended June 30, 2005 primarily as a result of proceeds received from the 2005 Offering and Sale, the sale of rigs and exercises of stock options, as well as cash provided by operating activities, partially offset by increased capital expenditures and the early retirement of debt.

Through December 16, 2004, our operations were aggregated into two reportable segments: (i) Transocean Drilling and (ii) TODCO. The Transocean Drilling segment consists of floaters, jackups and other rigs used in support of offshore drilling activities and offshore support services. The TODCO segment consisted of our interest in TODCO, which conducts jackup, drilling barge, land rig, submersible and other operations in the U.S. Gulf of Mexico and inland waters, Mexico, Trinidad and Venezuela. The organization and aggregation of our business into the two segments were based on differences in economic characteristics, customer base, asset class, contract structure and management structure. In addition, the TODCO segment fleet was highly dependent upon the U.S. natural gas industry while the Transocean Drilling segment’s operations are more dependent upon the worldwide oil industry. As a result of the deconsolidation of TODCO (see “—Operating Results”), we now operate in one business segment, the Transocean Drilling segment.

Our Transocean Drilling segment fleet operates in what is a single, global market for the provision of contract drilling services. The location of our rigs and the allocation of resources to build or upgrade rigs are determined by the activities and needs of our customers.

We categorize our fleet as follows: (i) “High-Specification Floaters”, consisting of our “Fifth-Generation Deepwater Floaters,”“Other Deepwater Floaters” and “Other High-Specification Floaters,” (ii) “Other Floaters,” (iii) “Jackups,” and (iv) “Other Rigs.” Within our High-Specification Floaters category, we consider our Fifth-Generation Deepwater Floaters to be the semisubmersibles Deepwater Horizon, Cajun Express, Deepwater Nautilus, Sedco Energy and Sedco Express and the drillships Deepwater Discovery, Deepwater Expedition, Deepwater Frontier, Deepwater Millennium, Deepwater Pathfinder, Discoverer Deep Seas, Discoverer Enterprise and Discoverer Spirit. These rigs were built in the last construction cycle (approximately 1996-2001) and have high-pressure mud pumps and a water depth capability of 7,500 feet or greater. The Other Deepwater Floaters are generally those other semisubmersible rigs and drillships that have a water depth capacity of at least 4,500 feet. The Other High-Specification Floaters, built as fourth-generation rigs in the mid to late 1980’s, are capable of drilling in harsh environments and have greater displacement than previously constructed rigs resulting in larger variable load capacity, more useable deck space and better motion characteristics. The Other Floaters category is generally comprised of those non-high-specification floaters with a water depth capacity of less than 4,500 feet. The Jackups category consists of our jackup fleet, and the Other Rigs category consists of other rigs that are of a different type or use. These categories reflect how we view, and how we believe our investors and the industry generally view, our fleet, and reflect our strategic focus on the ownership and operation of premium high-specification floating rigs and jackups.

Index to Form 10-Q

Significant Events

Asset Acquisition—In May 2005, we purchased the semisubmersible rig M. G. Hulme, Jr., which we had previously operated under a lease arrangement. See “—Off-Balance Sheet Arrangement.”

Asset Dispositions—In January 2005, we completed the sale of the semisubmersible rig Sedco 600 for net proceeds of $24.9 million and recognized a gain on the sale of $18.8 million. In June 2005, we sold the jackup rig Transocean Jupiter and a land rig for net proceeds of $23.5 million and recognized a gain on the sale of $14.0 million in the second quarter of 2005.

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

Revolving Credit Agreement—In July 2005, we entered into a $500.0 million, five-year revolving credit agreement dated July 8, 2005 (the “Revolving Credit Agreement”). In conjunction with the activation of this facility, we terminated our $800.0 million five-year revolving credit agreement dated December 16, 2003 and we expect to recognize a loss on the termination of this agreement of approximately $0.8 million in the third quarter of 2005.

Tender Offer—In July 2005, we acquired, pursuant to a tender offer, a total of $534.4 million, or approximately 76.3 percent of the aggregate principal amount of our 6.625% Notes due April 2011 at 110.578 percent of face value, or $590.9 million, plus accrued and unpaid interest. We expect to recognize a gain on the repurchase of $0.3 million in the third quarter of 2005. We funded the repurchase with existing cash balances.

TODCO—We sold 12.0 million shares of TODCO’s class A common stock representing 20 percent of TODCO’s total outstanding shares at $20.50 per share in the May Offering. We sold our remaining 1.3 million shares of TODCO’s class A common stock representing 2 percent of TODCO’s total outstanding shares at $23.57 in the June Sale pursuant to Rule 144 under the Securities Act of 1933, as amended. As a result of the May Offering, we accounted for our remaining investment using the cost method of accounting. As a result of the June Sale, we no longer own any shares of TODCO’s common stock. In the second quarter of 2005, we received net proceeds of $271.9 million from the 2005 Offering and Sale and recognized a gain of $165.0 million, which had no tax effect and represented the excess of net proceeds received over the net book value of the shares sold in the 2005 Offering and Sale. We refer collectively to the 2005 Offering and Sale and the public offerings of TODCO Class A common stock in 2004 as the “TODCO Stock Sales.”

Outlook

Drilling Market—Oil prices remain strong, and we expect prices to remain high in the near future. Future price expectations have historically been a key driver for offshore drilling demand. However, the availability of quality drilling prospects, exploration success, relative production costs, the stage of reservoir development and political and regulatory environments also affect our customers’ drilling programs.

Index to Form 10-Q

Prospects for our 32 High-Specification Floaters have improved substantially, with new and expected contracts resulting in a tight supply among this fleet during 2005. We have signed a number of new contracts or extensions for our High-Specification Floaters that reflect the increased activity in this sector. We entered into contract extensions for a five year program for the Deepwater Horizon, a 340 day program for the Transocean Marianas and a two year program for the Deepwater Millennium. We were also awarded two year contracts for both the Deepwater Discovery and the Deepwater Frontier, a four month contract for the Deepwater Expedition and a number of short-term contracts for the Sedco 709 and the Deepwater Discovery. In addition, Petrobras’ board of directors approved the award of contracts for the Deepwater Navigator, Sedco 707, Sedco 710, Transocean Driller and Peregrine I for a combined total of 19 rig years, although the drilling contracts have not yet been executed. We continue to believe that, over the long term, deepwater exploration and development drilling opportunities in the Gulf of Mexico, West Africa, India and other market sectors represent a significant source of future deepwater rig demand. We continue to see a strong customer preference for using fifth-generation equipment in these deepwater areas, which we believe has led to a near-term shortage of these highest specification rigs. At August 2, 2005, 63 percent of our High-Specification Floater fleet days are contracted in 2006.

Our Other Floaters fleet, comprised of 23 semisubmersible rigs and one drillship, continues to benefit from improving activity levels in all regions. In the U.K. sector of the North Sea, five of our semisubmersible rigs have been recently contracted for durations of six months to 12 months and at dayrates ranging from $140,000 to $200,000. Customer activity levels outside of the U.K. sector of the North Sea are expected to be stable to higher through 2006. We continue to evaluate contract opportunities that could result in the reactivation of up to three of our idle rigs. Should a decision be made to reactivate any of the idle units, they are not expected to be operational before 2006. At August 2, 2005, approximately 47% of our Other Floater fleet days are contracted in 2006.

The outlook for activity for the jackup market sector continues to remain strong, particularly in South East Asia, India and West Africa. We expect to remain at or near full utilization for our Jackup fleet in the near term. However, we continue to monitor the potential effect of newbuild jackups, the majority of which are scheduled for delivery beginning in late 2006 and into 2007. At August 2, 2005, 50 percent of the Jackup fleet days are contracted in 2006.

The increase in demand, particularly in our High-Specification Floater fleet, has produced a significant increase in our revenue backlog in 2005. This increase is driven by both increased dayrates and a number of long-term contracts we have been able to secure.

We expect downtime during the third quarter of 2005 to result from planned shipyard projects and/or mobilizations for the Sedco Energy and Deepwater Navigator. These rig mobilizations and shipyard projects are expected to have an impact on revenues and operating income. In addition, the increase in activity, vendor price increases and rising labor costs are expected to increase operating and maintenance costs. The combination of these trends is expected to lead to a level of operating and maintenance costs in the third quarter that is slightly higher than the second quarter.

We also expect that a number of pre-existing, fixed-price contract options will be exercised by our customers, which will preclude us from taking full advantage of increased market rates for those rigs subject to these contract options. We have 10 existing contracts with fixed-priced or capped options for dayrates that we believe are or could reasonably be less than current market dayrates.

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

Index to Form 10-Q

As of August 2, 2005, approximately 77 percent of our total fleet days were committed for the remainder of 2005 and approximately 52 percent for the year 2006.

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

As a result of the deconsolidation of TODCO from our other U.S. subsidiaries for U.S. federal income tax purposes in conjunction with the TODCO IPO, we established an initial valuation allowance in the first quarter of 2004 of approximately $31.0 million against the estimated deferred tax assets of TODCO in excess of its deferred tax liabilities, taking into account prudent and feasible tax planning strategies as required by the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) 109, Accounting for Income Taxes. We adjusted the initial valuation allowance during 2004 to reflect changes in our estimate of the ultimate amount of TODCO’s deferred tax assets. An allocation of tax benefits between TODCO and our other U.S. subsidiaries will occur in 2005 upon the filing of our 2004 U.S. consolidated federal income tax return. This allocation is subject to potential revision upon subsequent IRS audit of our tax return. This final allocation of tax benefits could impact our effective tax rate for 2005 or future years as well as the ultimate amount of payments by TODCO under the tax sharing agreement.

Index to Form 10-Q

Under the tax sharing agreement entered into between us and TODCO in connection with the TODCO IPO, we are entitled to receive from TODCO payment for most of the tax benefits generated prior to the TODCO IPO that TODCO utilizes subsequent to the TODCO IPO. As long as TODCO was our consolidated subsidiary, we followed the provisions of SFAS 109, which allowed us to evaluate the recoverability of the deferred tax assets associated with the tax sharing agreement considering the deferred tax liabilities of TODCO. We recorded a valuation allowance for the excess of these deferred tax assets over the deferred tax liabilities of TODCO, also taking into account prudent and feasible tax planning strategies as required by SFAS 109. Because we no longer have a majority ownership or voting interest in TODCO, we no longer include TODCO as a consolidated subsidiary in our financial statements and we are no longer able to apply the provisions of SFAS 109 in accounting for the utilization of these deferred tax assets. As a result, we recorded a non-cash charge of $167.1 million, which had no tax effect, in the fourth quarter of 2004 related to contingent amounts due from TODCO under the tax sharing agreement. In future years, as TODCO generates income and utilizes its pre-TODCO IPO tax assets, TODCO is required to pay us for the benefits received in accordance with the provisions of the tax sharing agreement. We will recognize those amounts as other income as those amounts are realized, which is based on when TODCO files its annual tax returns. We received $30.0 million in 2005, of which $18.2 million was received in the six months ended June 30, 2005, in estimated payments from TODCO related to TODCO’s expected utilization of such tax benefits for the 2004 and 2005 tax years. Of the $30.0 million received, $8.5 million and $21.5 million was received for the 2004 tax year and a portion of the 2005 tax year, respectively. These amounts were deferred in other current liabilities and other long-term liabilities in our consolidated balance sheet. We will recognize these estimated payments as other income when TODCO finalizes and files its 2004 and 2005 tax returns. Estimated tax benefits in excess of $300 million remain to be utilized by TODCO under the tax sharing agreement, although the ultimate amount and timing of the utilization is highly contingent on a variety of factors including the filing of the final 2004 Transocean tax returns, potential revisions to the tax benefits upon examination by the IRS, which is currently reviewing our 2002 and 2003 tax years, and the amount of taxable income that TODCO realizes in future years.

Index to Form 10-Q

Performance and Other Key Indicators

Fleet Utilization and Dayrates—The following table shows our average dayrates and utilization for the quarterly periods ended on or prior to June 30, 2005. We consolidated TODCO’s results of operations and financial condition in our condensed consolidated financial statements through December 16, 2004 (see “—Operating Results”). See “—Overview” for a definition of average dayrate, revenue earning day and utilization.

	Three Months Ended
	June 30, 2005	March 31, 2005	June 30, 2004
Average Dayrates

Transocean Drilling Segment:
High-Specification Floaters
Fifth-Generation Deepwater Floaters	$197,100	$182,300	$177,800
Other Deepwater Floaters	$132,700	$124,500	$107,800
Other High-Specification Floaters	$170,500	$153,000	$115,500
Total High-Specification Floaters	$165,500	$153,900	$141,100
Other Floaters	$82,400	$71,200	$65,000
Jackups	$58,200	$57,600	$52,700
Other Rigs	$47,000	$45,800	$43,300
Segment Total	$103,100	$96,600	$89,100

TODCO Segment (a)	$-	$-	$26,200

Total Drilling Fleet	$103,100	$96,600	$69,600

Utilization

Transocean Drilling Segment:
High-Specification Floaters
Fifth-Generation Deepwater Floaters	92%	90%	90%
Other Deepwater Floaters	80%	75%	70%
Other High-Specification Floaters	90%	91%	75%
Total High-Specification Floaters	86%	83%	79%
Other Floaters	63%	57%	45%
Jackups	94%	94%	85%
Other Rigs	57%	44%	46%
Segment Total	79%	75%	68%

TODCO Segment (a)	-	-	41%

Total Drilling Fleet	79%	75%	56%
__________________________
(a)	TODCO was deconsolidated effective December 17, 2004 (see “—Operating Results”).

Index to Form 10-Q

Financial Condition

June 30, 2005 compared to December 31, 2004

	June 30, 2005	December 31, 2004	Change	% Change
	(In millions, except % change)

Total Assets	$11,159.2	$10,758.3	$400.9	4%

The increase in assets was mainly due to increases in cash and cash equivalents and accounts receivable of $491.2 million and $122.2 million, respectively, partially offset by decreases in property and equipment of $121.8 million and investments in unconsolidated affiliates. The increase in cash and cash equivalents related primarily to net proceeds received from the 2005 Offering and Sale (see “—Significant Events”), the exercise of stock options ($159.4 million), the sale of assets ($60.5 million) and cash from operations during the six months ended June 30, 2005, partially offset by the repayment of debt ($295.3 million) and capital expenditures ($109.6 million) (see “—Acquisitions and Dispositions”). The increase in accounts receivable is primarily related to the increase in activity during the first six months of 2005. The decrease in property and equipment primarily related to depreciation and asset disposals, partially offset by capital expenditures. The decrease in investments in unconsolidated affiliates primarily related to the 2005 Offering and Sale.

Liquidity and Capital Resources

Sources and Uses of Cash

	Six Months Ended June 30,
	2005	2004	Change
	(In millions)
Net Cash Provided by Operating Activities
Net income	$393.6	$70.7	$322.9
Depreciation	201.9	264.5	(62.6)
Other non-cash items	(158.4)	(9.3)	(149.1)
Working capital	(54.0)	(45.3)	(8.7)
	$383.1	$280.6	$102.5

Net cash provided by operating activities increased due to an increase in cash generated from net income adjusted for non-cash activity of $111.2 million resulting primarily from the gain on the TODCO Stock Sales, partially offset by a decrease in cash related to working capital items of $8.7 million during the six months ended June 30, 2005 as compared to the corresponding prior year period.

Index to Form 10-Q

	Six Months Ended June 30,
	2005	2004	Change
	(In millions)
Net Cash Provided by Investing Activities
Capital expenditures	$(109.6)	$(54.7)	$(54.9)
Proceeds from disposal of assets, net	60.5	42.0	18.5
Proceeds from TODCO Stock Sales, net	271.9	155.7	116.2
Other, net	4.5	4.7	(0.2)
	$227.3	$147.7	$79.6

Net cash provided by investing activities for the six months ended June 30, 2005 increased $79.6 million over the corresponding prior year period. The increase in cash provided by investing activities is primarily the result of an increase in net proceeds from the TODCO Stock Sales of $116.2 million and net proceeds from asset sales of $18.5 million, partially offset by an increase in capital expenditures of $54.9 million over the corresponding prior year period. Capital expenditures in 2005 included $42.5 million for the purchase of the M. G. Hulme, Jr. (see “―Off-Balance Sheet Arrangement”).

	Six Months Ended June 30,
	2005	2004	Change
	(In millions)
Net Cash Used in Financing Activities
Repayments on revolving credit agreement	$-	$(200.0)	$200.0
Repayments on other debt instruments	(295.3)	(395.2)	99.9
Net proceeds from issuance of ordinary shares under stock-based compensation plans	159.4	15.0	144.4
Proceeds from issuance of ordinary shares upon exercise of warrants	4.6	-	4.6
Decrease in cash dedicated to debt service	12.0	-	12.0
Other, net	0.1	-	0.1
	$(119.2)	$(580.2)	$461.0

The decrease in net cash used in financing activities is primarily attributable to the early redemption of our 9.5% Senior Notes totaling $370.3 million and payments made on our $800 million revolving credit agreement of $200.0 million during the six months ended June 30, 2004 compared to $247.8 million for the early redemption of our 6.95% Senior Notes during the same period in 2005. In the six months ended June 30, 2005, we received higher proceeds from stock option exercises compared to the same period in 2004. The decrease in cash dedicated to debt service of $12.0 million resulted from the repayment of the Deepwater Nautilus project financing in May 2005 and the subsequent release of the restrictions on the related cash.

Capital Expenditures

Capital expenditures totaled $109.6 million during the six months ended June 30, 2005. We expect to spend approximately $100 million during the second half of 2005 on our existing fleet, including major upgrades, and corporate infrastructure. These amounts are dependent upon the actual level of operational and contracting activity. In addition, we expect to spend another $25 million for upgrades required and funded by our drilling contracts. We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales. We also have available credit under our revolving credit agreement (see “—Sources of Liquidity”) and may utilize other commercial bank or capital market financings.

Index to Form 10-Q

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

Acquisition—In May 2005, we purchased the semisubmersible rig M. G. Hulme, Jr., which we had previously operated under a lease arrangement. See “—Off-Balance Sheet Arrangement.”

Dispositions—In June 2005, we sold the jackup rig Transocean Jupiter and a land rig for net proceeds of $23.5 million and recognized a gain of $14.0 million. In January 2005, we completed the sale of the semisubmersible rig Sedco 600 for net proceeds of $24.9 million and recognized a gain of $18.8 million.

During the six months ended June 30, 2005, we sold certain other assets for net proceeds of approximately $12.1 million and we recorded net gains of $2.9 million.

Sources of Liquidity

Our primary sources of liquidity in the second quarter of 2005 were our cash flows from operations, proceeds from the 2005 Offering and Sale, proceeds from asset sales, proceeds from issuance of ordinary shares under stock-based compensation plans and existing cash balances. Our primary uses of cash were debt repayments and capital expenditures. At June 30, 2005, we had $942.5 million in cash and cash equivalents.

We expect to use existing cash balances, internally generated cash flows and proceeds from asset sales to fulfill anticipated obligations such as scheduled debt maturities, capital expenditures and working capital needs. From time to time, we may also use bank lines of credit to maintain liquidity for short-term cash needs.

When cash on hand, cash flows from operations, proceeds from asset sales and committed bank facility availability exceed our expected liquidity needs, we may use a portion of such cash to reduce debt prior to scheduled maturities through repurchases, redemptions or tender offers, or make repayments on any outstanding bank borrowings. We expect to continue this focus on debt reduction through the third quarter of 2005, at which time we will consider alternative uses of our excess cash. Such possible uses could include allowing cash balances to increase, continued debt reduction, extraordinary dividends, share repurchases, resumption of periodic dividends, major rig upgrades and/or opportunistic asset acquisitions.

At June 30, 2005 and December 31, 2004, our total debt was $2,193.5 million and $2,481.5 million, respectively. Net debt, a non-GAAP financial measure defined as total debt less cash and cash equivalents, at such dates was $1,251.0 million and $2,030.2 million, respectively. During the six months ended June 30, 2005, we reduced net debt by $779.2 million. The reconciliation of total debt to net debt at carrying value is as follows (in millions):

	June 30,	December 31,
	2005	2004
Total Debt	$2,193.5	$2,481.5
Less: Cash and cash equivalents	942.5	451.3
Net Debt	$1,251.0	$2,030.2

We believe net debt provides useful information regarding the level of our indebtedness by reflecting the amount of indebtedness assuming cash and investments are used to repay debt. Net debt declined each year since 2001 because cash flows, primarily from operations and asset sales, have exceeded capital expenditures.

Index to Form 10-Q

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

In July 2005, we entered into a bank line of credit under a $500.0 million five-year revolving credit agreement dated July 8, 2005. At July 29, 2005, $500.0 million remained available under the new revolving credit agreement. In conjunction with the activation of this facility, we terminated our $800.0 million five-year revolving credit agreement dated December 16, 2003.

The new revolving credit agreement requires compliance with various covenants and provisions customary for agreements of this nature, including a debt to total tangible capitalization ratio as defined by the credit agreement not greater than 60 percent. There is no interest coverage covenant associated with this facility. Other provisions of the credit agreement include limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions and mergers and sale of substantially all assets. Should we fail to comply with these covenants, we would be in default and may lose access to this facility. We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions. A default under our public debt could trigger a default under our credit line and cause us to lose access to this facility.

In April 2001, the Securities and Exchange Commission (“SEC”) declared effective our shelf registration statement on Form S-3 for the proposed offering from time to time of up to $2.0 billion in gross proceeds of senior or subordinated debt securities, preference shares, ordinary shares and warrants to purchase debt securities, preference shares, ordinary shares or other securities. At June 30, 2005, $1.6 billion in gross proceeds of securities remained unissued under the shelf registration statement.

Our access to debt and equity markets may be reduced or closed to us due to a variety of events, including, among others, downgrades of our debt ratings, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations. Surety bonds outstanding totaled $8.5 million and $7.6 million at June 30, 2005 and December 31, 2004, respectively.

Derivative Instruments

In 2003, we terminated all our outstanding interest rate swaps, which were designated as fair value hedges, and recognized a $173.5 million fair value adjustment to long-term debt in our consolidated balance sheet. We amortize this amount as a reduction to interest expense over the life of the underlying debt. During the three and six months ended June 30, 2005, such reduction amounted to $3.1 million and $7.0 million, respectively. As a result of the redemption of our 6.95% Senior Notes in March 2005, we recognized $13.2 million of the unamortized fair value adjustment as a reduction to our loss on redemption of debt. In addition, as a result of the repurchase of our 6.625% notes in July 2005 (see “—Significant Events”), we expect to recognize $62.0 million of the unamortized fair value adjustment as an offset to our loss on repurchase of debt, which will result in a gain on this repurchase in the third quarter of 2005. We expect the amortization of the unamortized premiums remaining on the terminated interest rate swaps to reduce interest expense by $2.0 million during the last six months of 2005.

Index to Form 10-Q

Operating Results

Quarter ended June 30, 2005 compared to quarter ended June 30, 2004

Following is an analysis of our Transocean Drilling segment operating results, as well as an analysis of income and expense categories that we have not allocated to our segment. See “—Overview” for a definition of average dayrate, revenue earnings day and utilization.

Transocean Drilling Segment

	Three Months Ended
	June 30,
	2005	2004	Change	% Change
	(In millions, except day amounts and percentages)

Revenue earning days	6,617	5,795	822	14%
Utilization	79%	68%	N/A	16%
Average dayrate	$103,100	$89,100	$14,000	16%

Contract drilling revenues	$682.1	$516.6	$165.5	32%
Other revenues	45.3	35.9	9.4	26%
	727.4	552.5	174.9	32%
Operating and maintenance expense	(438.9)	(338.1)	(100.8)	30%
Depreciation	(101.2)	(109.1)	7.9	(7)%
Gain from sale of assets, net	15.5	21.9	(6.4)	(29)%
Operating income before general and administrative expense	$202.8	$127.2	$75.6	59%
_________________
“N/A” means not applicable
“N/M” means not meaningful

This segment’s contract drilling revenues increased by $165.5 million primarily due to increased activity resulting in higher average dayrates and utilization.

Other revenues for the three months ended June 30, 2005 increased $9.4 million primarily due to a $4.3 million increase in integrated services revenue, an increase of $3.5 million from client reimbursable revenue and compensation received in 2005 relating to a 2004 labor strike of $2.3 million.

This segment’s operating and maintenance expenses increased by $100.8 million primarily from increased activity resulting in higher labor and rig maintenance costs, insurance proceeds received in 2004 related to the 2003 Discoverer Enterprise riser separation incident partially offset by a comparable settlement in 2005, increased local personnel taxes related to stock option exercises and restricted stock vestings and increased integrated services activity in 2005.

The decrease in this segment’s depreciation expense was due primarily to extending the useful lives of four rigs with original useful lives from 30 to 32 years to 35 years and the reduction in depreciation on one rig and certain other equipment that were substantially depreciated during 2004.

During the three months ended June 30, 2005, this segment recognized net gains of $15.5 million related to the sale of the jackup rig Transocean Jupiter, the sale of a land rig and the sale of other assets. During the three months ended June 30, 2004, this segment recognized net gains of $21.9 million related to the sale of the semisubmersible rig Sedco 602 and the sale of other assets.

Index to Form 10-Q

Total Company Results of Operations

	Three Months Ended
	June 30,
	2005	2004	Change	% Change
	(In millions, except % change)

General and Administrative Expense	$18.0	$14.0	$4.0	29%
Other (Income) Expense, net
Equity in earnings of unconsolidated affiliates	(3.4)	(3.7)	0.3	(8)%
Interest income	(4.8)	(1.9)	(2.9)	N/M
Interest expense	29.8	42.6	(12.8)	(30)%
Gain from TODCO Stock Sales	(165.0)	-	(165.0)	N/M
Other, net	3.0	1.1	1.9	N/M
Income Tax Expense	23.6	19.9	3.7	19%
Minority Interest	(0.2)	(2.2)	2.0	N/M
_________________________
“N/M” means not meaningful

The increase in general and administrative expense was primarily attributable to increases of approximately $1.2 million in rent expense, $1.0 million in personnel expense and $0.9 million in public accounting and professional fees primarily related to compliance with the Sarbanes Oxley Act of 2002.

The decrease in interest expense was primarily attributable to reductions of $11.6 million associated with debt that was redeemed, retired or repurchased during or subsequent to the second quarter of 2004. Additional decreases resulted from $1.0 million of interest expense in the second quarter of 2004 on TODCO’s debt with no comparable activity for the same period in 2005.

During the second quarter of 2005, we recognized gains of $165.0 million from the 2005 Offering and Sale. See “—TODCO Segment.”

We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. The estimated annual effective tax rates for 2005 and 2004 were estimated to be approximately 17 percent and 35 percent, respectively, based on estimated 2005 and 2004 annual income before income taxes and minority interest. In accordance with Accounting Principles Board Opinion (“APB”) 28, Interim Financial Reporting, certain items have been excluded from the estimated annual effective tax rate and treated as period items. These items included portions of the net gains on sales of assets, TODCO Stock Sales-related items and losses on retirements of debt. The estimated annual effective tax rate at June 30, 2005 increased from approximately 16 percent estimated at March 31, 2005 as a result of developments in the second quarter on certain international tax disputes and changes in the expected amount and geographical concentration of income. The catch-up effect of the increase in the estimated annual effective tax rate, a reduction in earnings of $1.4 million, was reflected in the second quarter of 2005 resulting in an effective tax rate of 18 percent on earnings for the three months ended June 30, 2005. The estimated annual effective tax rate at June 30, 2004 increased from approximately 27 percent estimated at March 31, 2004 as a result of developments in the second quarter on certain international tax disputes, an increase in the valuation allowance established at the time of the TODCO IPO and changes in the expected amount and geographical concentration of income. The catch-up effect of the increase in the annual effective tax rate, a reduction in earnings of $4.6 million, was reflected in the second quarter of 2004 resulting in an effective tax rate of 45 percent on earnings for the three months ended June 30, 2004.

Index to Form 10-Q

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Following is an analysis of our Transocean Drilling segment operating results, as well as an analysis of income and expense categories that we have not allocated to our segment.

Transocean Drilling Segment

	Six Months Ended
	June 30,
	2005	2004	Change	% Change
	(In millions, except day amounts and percentages)

Revenue earnings days	12,835	11,731	1,104	9%
Utilization	77%	68%	N/A	13%
Average dayrate	$99,900	$89,700	$10,200	11%

Contract drilling revenues	$1,282.7	$1,052.1	$230.6	22%
Other revenues	75.2	78.6	(3.4)	(4)%
	1,357.9	1,130.7	227.2	20%
Operating and maintenance expense	(827.5)	(671.3)	(156.2)	23%
Depreciation	(201.9)	(216.4)	14.5	(7)%
Gain from sale of assets, net	35.7	23.0	12.7	55%
Operating income before general and administrative expense	$364.2	$266.0	$98.2	37%
_________________
“N/A” means not applicable
“N/M” means not meaningful

This segment’s contract drilling revenues increased by $230.6 million primarily due to increased activity resulting in higher average dayrates and utilization and $3.5 million related to equipment rentals on the Jim Cunningham following its well control incident that resulted in a fire while operating offshore Egypt in August 2004. Partially offsetting these increases was a decrease of approximately $13.7 million resulting from the 2004 favorable settlement of the 2003 Discoverer Enterprise riser separation incident.

Other revenues for the six months ended June 30, 2005 decreased $3.4 million primarily due to a $12.6 million decrease in integrated services revenue partially offset by compensation received in 2005 relating to a 2004 labor strike of $4.9 million and an increase of $5.8 million from client reimbursable revenue.

This segment’s operating and maintenance expenses increased by $156.2 million primarily from increased activity resulting in higher labor and rig maintenance costs and from additional costs related to the Jim Cunningham well control incident. Operating and maintenance expenses also increased as a result of the favorable settlement in 2004 of a prior year Peregrine I riser incident and a turnkey dispute with no comparable activity for the same period in 2005, insurance proceeds received in 2004 related to the 2003 Discoverer Enterprise riser separation incident, which was partially offset by costs incurred in 2004 and a comparable settlement in 2005 and increased local personnel taxes related to stock option exercises and restricted stock vestings.

The decrease in this segment’s depreciation expense was due primarily to extending the useful lives of four rigs, with original useful lives from 30 to 32 years to 35 years, and the reduction in depreciation on two rigs and certain other equipment that were substantially depreciated during 2004.

During the six months ended June 30, 2005, this segment recognized net gains of $35.7 million related to the sale of the semisubmersible rig Sedco 600, the jackup rig Transocean Jupiter, a land rig and the sale of other assets. During the six months ended June 30, 2004, this segment recognized net gains of $23.0 million related to the sale of the semisubmersible rig Sedco 602 and the sale of other assets.

Index to Form 10-Q

Total Company Results of Operations

	Six Months Ended
	June 30,
	2005	2004	Change	% Change
	(In millions, except % change)

General and Administrative Expense	$36.1	$29.1	$7.0	24%
Other (Income) Expense, net
Equity in earnings of unconsolidated affiliates	(6.5)	(6.0)	(0.5)	8%
Interest income	(8.8)	(4.0)	(4.8)	N/M
Interest expense	62.9	90.0	(27.1)	(30)%
Gain from TODCO Stock Sales	(165.0)	(39.4)	(125.6)	N/M
Loss on retirement of debt	6.7	28.1	(21.4)	76%
Other, net	4.1	(0.3)	4.4	N/M
Income Tax Expense	41.1	67.9	(26.8)	39%
Minority Interest	-	(6.4)	6.4	N/M
_________________________
“N/M” means not meaningful

The increase in general and administrative expense was primarily attributable to increases of approximately $2.6 million in public accounting and professional fees primarily related to compliance with the Sarbanes Oxley Act of 2002 as well as $1.8 million in increased rent and personnel expenses.

The increase in interest income was primarily due to an increase in average cash balances for 2005 compared to 2004 and an increase in interest rates on cash investments, the combination of which resulted in an increase in interest income of $2.9 million. Additional increases resulted from $0.5 million related to various tax refunds received during the six months ended June 30, 2005.

The decrease in interest expense was primarily attributable to reductions of $24.6 million associated with debt that was redeemed, retired or repurchased during or subsequent to the six months ended June 30, 2004. Additional decreases resulted from $2.1 million of interest expense in the six months ended June 30, 2004 on TODCO’s debt with no comparable activity for the same period in 2005.

During the six months ended June 30, 2005, we recognized gains of $165.0 million from the 2005 Offering and Sale compared to the $39.4 million gain from the TODCO IPO recognized during the six months ended June 30, 2004. See “—TODCO Segment.”

During the six months ended June 30, 2005, we recognized a $6.7 million loss related to the early redemption of $247.8 million aggregate principal amount of our debt (see “—Significant Events”). During the six months ended June 30, 2004, we recognized a $28.1 million loss related to the early redemption of $289.8 million aggregate principal amount of our debt.

The $4.4 million unfavorable change in other, net primarily relates to the effect of foreign currency exchange rate changes on our monetary assets and liabilities denominated in non-U.S. currencies.

We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. The estimated annual effective tax rates for 2005 and 2004 were estimated to be approximately 17 percent and 35 percent, respectively, based on estimated 2005 and 2004 annual income before income taxes and minority interest. In accordance with APB 28, certain items have been excluded from the estimated annual effective tax rate and treated as period items. These items included portions of the net gains on sales of assets, TODCO Stock Sales-related items and losses on retirements of debt. The six months ended June 30, 2004 included a provision for a valuation allowance of approximately $31.0 million related to the TODCO IPO.

Index to Form 10-Q

The decrease in minority interest was primarily attributable to the deconsolidation of TODCO.

TODCO Segment

In February 2004, we completed the TODCO IPO of common stock of TODCO in which we sold 13.8 million shares of TODCO class A common stock, representing 23 percent of TODCO’s total outstanding shares. In September 2004 and December 2004, respectively, we completed additional public offerings of TODCO common stock (respectively referred to as the “September 2004 Offering” and “December 2004 Offering” and, together with the TODCO IPO, the “2004 Offerings”). We sold 17.9 million shares of TODCO’s class A common stock (30 percent of TODCO’s total outstanding shares) in the September 2004 Offering and 15.0 million shares of TODCO’s class A common stock (25 percent of TODCO’s total outstanding shares) in the December 2004 Offering. Prior to the December 2004 Offering, we held TODCO class B common stock, which was entitled to five votes per share (compared to one vote per share of TODCO class A common stock) and converted automatically into class A common stock upon any sale by us to a third party. In connection with the December 2004 Offering, we converted all of our remaining TODCO class B common stock not sold in the 2004 Offerings into shares of class A common stock. After the 2004 Offerings, we held a 22 percent ownership and voting interest in TODCO, represented by 13.3 million shares of class A common stock.

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

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes to these policies during the six months ended June 30, 2005. These policies require significant judgments and estimates used in the preparation of our consolidated financial statements. Management has discussed each of these critical accounting policies and estimates with the audit committee of the board of directors.

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

For the funded plans, our funding policy consists of reviewing the funded status of these plans annually and contributing an amount at least equal to the minimum contribution required under the Employee Retirement Income Security Act of 1974 (ERISA) or other applicable funding regulations. Employer contributions to the funded plans are based on actuarial computations that establish the minimum contribution required under ERISA and the maximum deductible contribution for income tax purposes, or other applicable funding regulations.

During the six months ended June 30, 2005, we contributed to the funded and unfunded defined benefit pension plans $1.7 million and $0.7 million, respectively, which is the total amount expected to be contributed for the year ending December 31, 2005. We funded the contributions from cash flows from operations.

Postretirement Benefits Other Than Pensions―We have several unfunded contributory and noncontributory postretirement benefit plans covering substantially all of our U.S. employees. Funding for these plans is to cover benefit payments of plan participants as they are incurred.

We have contributed $1.1 million to the other postretirement benefit plans to fund benefit payments in the six months ended June 30, 2005.

Off-Balance Sheet Arrangement

We leased the semisubmersible rig M. G. Hulme, Jr. from Deep Sea Investors, L.L.C., (“Deep Sea Investors”), a special purpose entity formed by several leasing companies to acquire the rig from one of our subsidiaries in November 1995 in a sale/leaseback transaction. We accounted for the lease of this semisubmersible drilling rig as an operating lease. We recorded $4.6 million and $6.3 million of such rent expense in the six months ended June 30, 2005 and 2004, respectively. In May 2005, we purchased the rig for $42.5 million. The rig was reflected as property and equipment in the consolidated balance sheet at June 30, 2005.

Effective December 31, 2003, we adopted and applied the provisions of FASB Interpretation (“FIN”) 46, Consolidation of Variable Interest Entities, as revised December 31, 2003, for all variable interest entities. FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Because the sale/leaseback agreement was with an entity in which we had no direct investment, we were not entitled to receive the financial information of the leasing entity and the equity holders of the leasing company would not release the financial statements or other financial information to us in order for us to make the determination of whether the entity was a variable interest entity. In addition, without the financial statements or other financial information, we were unable to determine if we were the primary beneficiary of the entity and, if so, what we would have consolidated. We had no exposure to loss as a result of the sale/leaseback agreement. As a result of the purchase of the M. G. Hulme, Jr., we are no longer associated with Deep Seas Investors and, as such, are no longer required to review for FIN 46 applicability.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,”which requires retrospective application to all prior period financial statements presented for voluntary changes in accounting principle unless it is impracticable.  This statement replaces APB 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in reporting entity and the correction of errors.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS 154 effective January 1, 2006, and we do not expect the adoption of this statement to have an impact on our consolidated financial position, results of operations or cash flows.

Index to Form 10-Q

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

Although we will adopt SFAS 123(R) effective January 1, 2006, we have not yet determined which method we will use. We adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the Prospective Method as described in SFAS 148, Accounting for Stock-Based Compensation―Transition and Disclosure. While we currently use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees, which is an acceptable share-based award valuation model, we may choose some other model that is also acceptable in determining fair value of stock awards upon adoption of SFAS 123(R). Because SFAS 123(R) must be applied to unvested awards granted and accounted for under APB 25, any additional compensation costs not previously recognized under SFAS 123 will be recognized under SFAS 123(R). Our unvested APB 25 options will vest in the third quarter of 2005. If we adopt SFAS 123(R) using the Prospective Method, there would be no impact on our consolidated financial position, results of operations or cash flows. If we adopt using the Retrospective Method, the impact of those amounts would approximate the amounts described in our pro forma net income and earnings per share disclosure in Note 2 to our condensed consolidated financial statements under “Item 1. Financial Statements” included elsewhere in this quarterly report. In addition to the compensation cost recognition requirements, SFAS 123(R) also requires the tax deduction benefits for an award in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow, which is currently required under SFAS 95. While we cannot estimate what these amounts will be in the future (because they depend on, among other things, when employees exercise stock options), we reported operating cash flows related to tax deduction benefits of $5.7 million and $4.9 million for the three and six months ended June 30, 2005, respectively. We reported operating cash flows related to the tax deduction benefits of $5.9 million for the year ended December 31, 2004.

Index to Form 10-Q

Forward-Looking Information

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that we or management “anticipates,”“believes,”“budgets,”“estimates,”“expects,”“forecasts,”“intends,”“plans,”“predicts,” or “projects” a particular result or course of events, or that such result or course of events “could,”“might,”“may,”“scheduled” or “should” occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this quarterly report include, but are not limited to, statements involving contract commencements, contract option exercises, revenues, expenses, commodity prices, customer drilling programs, supply and demand, utilization rates, dayrates, contract backlog, planned shipyard projects and rig mobilizations and their effects, rig relocations, expected downtime, future activity in the deepwater, mid-water and the shallow and inland water market sectors, market outlook for our various geographical operating sectors, capacity constraints for fifth-generation rigs, rig classes and business segments, the valuation allowance for deferred net tax assets of TODCO, intended reduction of debt, planned asset sales, timing of asset sales, proceeds from asset sales, our effective tax rate, changes in tax laws, treaties and regulations, our Sarbanes-Oxley Section 404 process, implementation of a financial integrated system, changes in our internal control structure and the impact of these changes on the overall effectiveness of our controls, our other expectations with regard to market outlook, operations in international markets, expected capital expenditures, results and effects of legal proceedings and governmental audits and assessments, adequacy of insurance, liabilities for tax issues, recognition of loss on termination of our prior revolving credit agreement, recognition of gain on debt repurchase, liquidity, cash flow from operations, adequacy of cash flow for our obligations, effects of accounting changes, adoption of accounting policies, pension plan contributions and the timing and cost of completion of capital projects. Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to, those described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations―Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2004, the adequacy of sources of liquidity, the effect and results of litigation, audits and contingencies and other factors discussed in this quarterly report and in our other filings with the SEC, which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

Index to Form 10-Q

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term and short-term debt. The table below presents scheduled debt maturities and related weighted-average interest rates for each of the 12-month periods ending June 30 relating to debt obligations as of June 30, 2005.

At June 30, 2005 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a) (b)							Fair Value
	2006	2007	2008	2009	2010	Thereafter	Total	06/30/05
Total debt
Fixed Rate	$400.0	$100.0	$19.0	$-	$-	$1,603.8	$2,122.8	$2,491.2
Average interest rate	1.5%	7.5%	2.8%	-%	-%	7.1%	6.0%
__________________________
(a)
Maturity dates of the face value of our debt assume the put options on 1.5% Convertible Debentures, 7.45% Notes and the Zero Coupon Convertible Debentures will be exercised in May 2006, April 2007 and May 2008, respectively.

(b)	Expected maturity amounts are based on the face value of debt.

At June 30, 2005, we had no variable rate debt and as such interest expense had no exposure to changes in interest rates. However, a large part of our cash investments would earn commensurately higher rates of return if interest rates increase. Using June 30, 2005 cash investment levels, a one percent increase in interest rates would result in approximately $8.1 million of additional interest income per year.

Foreign Exchange Risk

Our international operations expose us to foreign exchange risk. We use a variety of techniques to minimize the exposure to foreign exchange risk, including customer contract payment terms and the possible use of foreign exchange derivative instruments. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies typically have not had a material impact on overall results. In situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. At June 30, 2005, we had no open foreign exchange derivative contracts.

Index to Form 10-Q

ITEM 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005 and provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Pursuant to our efforts relating to Section 404 of the Sarbanes-Oxley Act, we continued to make certain changes to our internal controls over financial reporting during the quarter ended June 30, 2005 that we believe better align these controls with the Section 404 requirements. However, there were no changes in these internal controls during that quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We also implemented an integrated financial reporting system in the second quarter of 2005. As a result, we made a variety of changes in our internal control structure. These changes did not impact the overall effectiveness of our controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 2005	58,237	$52.01	N/A	N/A
May 2005	163	$52.01	N/A	N/A
June 2005	-	-	N/A	N/A
Total	58,400	$52.01	N/A	N/A
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

Index to Form 10-Q

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual General Meeting of Transocean Inc. held on May 12, 2005, 281,059,338 shares were represented in person or by proxy out of 324,466,430 shares outstanding and entitled to vote as of the record date, constituting a quorum. The matters submitted to a vote of shareholders, as set forth in the Company’s Proxy Statement relating to the meeting, and the corresponding voting results were as follows:

(i)	With respect to the election of Class III Director nominees as set forth in the Company’s Proxy Statement relating to the meeting, the following number of votes were cast:

Name of Nominee for Class III Director	For	Withheld/ Abstain
Judy J. Kelly	278,742,474	2,316,864
Roberto Monti	278,758,870	2,300,468
Ian C. Strachan	278,698,035	2,361,303

(ii)
With respect to the amendment of the Company’s Employee Stock Purchase Plan to increase the number of ordinary shares reserved for issuance under the plan from 2,500,000 to 3,500,000, the following number of votes were cast:

For	Against/ Authority Withheld	Exceptions/ Abstain	Broker Non-Votes
235,373,811	1,546,794	1,892,579	42,246,154

(iii)	With respect to the approval of the Company’s appointment of Ernst & Young LLP as independent registered public accounting firm for 2005, the following number of votes were cast:

For	Against/ Authority Withheld	Exceptions/ Abstain	Broker Non-Votes
276,226,610	3,081,703	1,751,025	−

Index to Form 10-Q

Item 6. Exhibits

(a)	Exhibits

The following exhibits are filed in connection with this Report:

Number	Description

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

*4.1
Revolving Credit Agreement, dated as of July 8, 2005, among Transocean Inc., the lenders from time to time party thereto, Citibank, N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A., The Royal Bank of Scotland plc and SunTrust Bank (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2005)

*10.1	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to our Current Report on Form 8-K filed on May 16, 2005)

*10.2	Executive Change of Control Severance Benefit (incorporated by reference to our Current Report on Form 8-K filed on July 19, 2005)

†31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________________________
* Incorporated by reference as indicated.
† Filed herewith.

Index to Form 10-Q

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on August 2, 2005.

TRANSOCEAN INC.

By:	/s/	Gregory L. Cauthen
Gregory L. Cauthen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/	David A. Tonnel
David A. Tonnel
Vice President and Controller
(Principal Accounting Officer)