Form 10-Q
period 2005-09-30
TRANSOCEAN INC
filed 2005-11-08
CIK 1083269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of October 31, 2005, 330,082,373 ordinary shares, par value $0.01 per share, were outstanding.

TRANSOCEAN INC.

INDEX TO FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating Revenues
Contract drilling revenues	$735.6	$607.1	$2,018.3	$1,789.5
Other revenues	27.0	44.7	102.2	147.5
	762.6	651.8	2,120.5	1,937.0
Costs and Expenses
Operating and maintenance	439.8	432.9	1,267.3	1,251.5
Depreciation	102.1	133.9	304.0	398.4
General and administrative	19.4	15.2	55.5	44.3
	561.3	582.0	1,626.8	1,694.2
Gain from sale of assets, net	2.2	1.3	37.9	28.9
Operating Income	203.5	71.1	531.6	271.7

Other Income (Expense), net
Equity in earnings of unconsolidated affiliates	1.8	1.7	8.3	7.7
Interest income	5.2	2.5	14.0	6.5
Interest expense	(24.5)	(42.6)	(87.4)	(132.6)
Gain from TODCO Stock Sales	-	129.4	165.0	168.8
Loss on retirement of debt	(0.6)	-	(7.3)	(28.1)
Other, net	9.7	0.1	5.6	0.4
	(8.4)	91.1	98.2	22.7

Income Before Income Taxes and Minority Interest	195.1	162.2	629.8	294.4
Income Tax Expense	24.7	6.3	65.8	74.2
Minority Interest	-	1.0	-	(5.4)

Net Income	$170.4	$154.9	$564.0	$225.6

Earnings Per Share
Basic	$0.52	$0.48	$1.73	$0.70
Diluted	$0.50	$0.47	$1.68	$0.70

Weighted Average Shares Outstanding
Basic	328.9	320.9	326.2	320.7
Diluted	340.8	330.5	338.5	324.4

See accompanying notes.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net Income	$170.4	$154.9	$564.0	$225.6
Other Comprehensive Income (Loss), net of tax
Amortization of gain on terminated interest rate swaps	(0.1)	−	(0.3)	(0.2)
Change in unrealized loss on securities available for sale	−	0.2	0.3	0.1
Minimum pension liability adjustments (net of tax expense of $0.7 and $0.2 for the nine months ended September 30, 2005 and September 30, 2004, respectively)	−	(0.1)	1.4	0.4
Other Comprehensive Income (Loss)	(0.1)	0.1	1.4	0.3
Total Comprehensive Income	$170.3	$155.0	$565.4	$225.9

See accompanying notes.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Cash and Cash Equivalents	$596.8	$451.3
Accounts Receivable, net of allowance for doubtful accounts of $18.0 and $16.8 at September 30, 2005 and December 31, 2004, respectively	596.5	442.0
Materials and Supplies, net of allowance for obsolescence of $18.5 and $20.3 at September 30, 2005 and December 31, 2004, respectively	155.2	144.7
Deferred Income Taxes, net	19.9	19.0
Other Current Assets	36.3	52.1
Total Current Assets	1,404.7	1,109.1

Property and Equipment	9,802.6	9,732.9
Less Accumulated Depreciation	2,983.6	2,727.7
Property and Equipment, net	6,819.0	7,005.2

Goodwill	2,254.9	2,251.9
Investments in and Advances to Unconsolidated Affiliates	6.4	109.2
Deferred Income Taxes	60.9	43.8
Other Assets	226.7	239.1
Total Assets	$10,772.6	$10,758.3

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts Payable	$200.8	$180.8
Accrued Income Taxes	38.1	17.1
Debt Due Within One Year	400.0	19.4
Other Current Liabilities	266.6	213.0
Total Current Liabilities	905.5	430.3

Long-Term Debt	1,197.7	2,462.1
Deferred Income Taxes, net	144.9	124.1
Other Long-Term Liabilities	322.7	345.2
Total Long-Term Liabilities	1,665.3	2,931.4

Commitments and Contingencies

Minority Interest	4.1	4.0

Preference Shares, $0.10 par value; 50,000,000 shares authorized, none issued and outstanding	−	−
Ordinary Shares, $0.01 par value; 800,000,000 shares authorized, 330,077,072 and 321,533,998 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	3.3	3.2
Additional Paid-in Capital	10,935.4	10,695.8
Accumulated Other Comprehensive Loss	(23.0)	(24.4)
Retained Deficit	(2,718.0)	(3,282.0)
Total Shareholders’ Equity	8,197.7	7,392.6
Total Liabilities and Shareholders’ Equity	$10,772.6	$10,758.3

See accompanying notes.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Cash Flows from Operating Activities
Net income	$170.4	$154.9	$564.0	$225.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	102.1	133.9	304.0	398.4
Stock-based compensation expense	6.2	4.2	12.1	17.7
Deferred income taxes	(8.8)	(7.6)	(6.6)	20.4
Equity in earnings of unconsolidated affiliates	(1.8)	(1.7)	(8.3)	(7.7)
Net (gain)/loss from disposal of assets	(0.7)	1.4	(34.2)	(23.6)
Gain from TODCO Stock Sales	-	(129.4)	(165.0)	(168.8)
Loss on retirement of debt	0.6	-	7.3	28.1
Amortization of debt-related discounts/premiums, fair value adjustments and issue costs, net	(0.8)	(5.1)	(6.3)	(17.6)
Deferred income, net	(22.0)	1.0	(9.9)	15.1
Deferred expenses, net	18.0	(5.8)	27.1	(18.5)
Tax benefit from exercise of options to purchase and vesting of ordinary shares under stock-based compensation plans	15.2	-	20.1	-
Other long-term liabilities	5.5	(1.5)	18.0	5.4
Other, net	(15.6)	3.7	(16.9)	(0.6)
Changes in operating assets and liabilities
Accounts receivable	(27.1)	8.6	(146.7)	(23.2)
Accounts payable and other current liabilities	14.5	61.0	85.6	61.1
Income taxes receivable/payable, net	(20.1)	3.4	(13.0)	5.4
Other current assets	2.0	5.0	(18.1)	(10.6)
Net Cash Provided by Operating Activities	237.6	226.0	613.2	506.6

Cash Flows from Investing Activities
Capital expenditures	(35.3)	(45.1)	(144.9)	(99.8)
Proceeds from disposal of assets, net	2.3	4.3	62.8	46.3
Proceeds from TODCO Stock Sales, net	-	269.9	271.9	425.6
Joint ventures and other investments, net	-	4.3	4.5	9.0
Net Cash Provided by (Used in) Investing Activities	(33.0)	233.4	194.3	381.1

Cash Flows from Financing Activities
Repayments on revolving credit agreement	-	-	-	(200.0)
Repayments on other debt instruments	(592.4)	(11.8)	(880.2)	(407.0)
Net proceeds from issuance of ordinary shares under stock-based compensation plans	36.7	5.0	196.1	20.0
Proceeds from issuance of ordinary shares upon exercise of warrants	6.0	-	10.6	-
Decrease in cash dedicated to debt service	-	-	12.0	-
Other, net	(0.6)	1.1	(0.5)	1.1
Net Cash Used in Financing Activities	(550.3)	(5.7)	(662.0)	(585.9)

Net Increase (Decrease) in Cash and Cash Equivalents	(345.7)	453.7	145.5	301.8
Cash and Cash Equivalents at Beginning of Period	942.5	322.1	451.3	474.0
Cash and Cash Equivalents at End of Period	$596.8	$775.8	$596.8	$775.8

See accompanying notes.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTED TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1―Nature of Business and Principles of Consolidation

Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells. We contract our drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. We also provide additional services, including integrated well services. At September 30, 2005, we owned, had partial ownership interests in or operated 92 mobile offshore and barge drilling units. As of this date, our assets consisted of 32 High-Specification semisubmersibles and drillships (“floaters”), 24 Other Floaters, 25 Jackup Rigs and 11 Other Rigs.

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

In May 2005 and June 2005, respectively, we completed a public offering of TODCO common stock and a sale of TODCO common stock pursuant to Rule 144 under the Securities Act of 1933, as amended (respectively referred to as the “May Offering” and the “June Sale,” collectively referred to as the “2005 Offering and Sale,” and, collectively with the 2004 Offerings, the “TODCO Stock Sales”). We sold 12.0 million shares of TODCO’s class A common stock (20 percent of TODCO’s total outstanding shares) in the May Offering and our remaining 1.3 million shares of TODCO’s class A common stock (2 percent of TODCO’s total outstanding shares) in the June Sale. After the May Offering, we accounted for our remaining investment using the cost method of accounting. As a result of the June Sale, we no longer own any shares of TODCO’s common stock. See Note 3.

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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTED TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2―Summary of Significant Accounting Policies

Basis of Presentation—Our accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements. The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any future period. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Change in Estimate—During the fourth quarter of 2004, we extended the useful life of four rigs, which had estimated useful lives ranging from 30 to 32 years, to 35 years. We determined 35 years was appropriate for each of these rigs based on the contracts these rigs were then operating under as well as the additional life-extending work, upgrades and inspections we have performed on these rigs. In the three and nine months ended September 30, 2005, the impact of the life extension of these four rigs was a reduction in depreciation expense of $3.4 million ($0.01 per diluted share) and $12.9 million ($0.04 per diluted share), respectively, which had no tax effect, and such reduction is expected to be approximately $16 million ($0.05 per diluted share) in 2005.

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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTED TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

If compensation expense for grants to employees under our long-term incentive plan prior to January 1, 2003 was recognized using the fair value method of accounting under SFAS 123 rather than the intrinsic value method under APB 25, net income and earnings per share would have been reduced to the pro forma amounts indicated below (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income as Reported	$170.4	$154.9	$564.0	$225.6
Add back: Stock-based compensation expense included in reported net income, net of related tax effects	4.5	3.2	9.8	12.5

Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects
Long-Term Incentive Plan	(2.5)	(4.0)	(9.9)	(17.4)
Employee Stock Purchase Plan	(1.1)	(0.6)	(2.7)	(2.0)

Pro Forma Net Income	$171.3	$153.5	$561.2	$218.7

Basic Earnings Per Share
As Reported	$0.52	$0.48	$1.73	$0.70
Pro Forma	0.52	0.48	1.72	0.68

Diluted Earnings Per Share
As Reported	$0.50	$0.47	$1.68	$0.70
Pro Forma	0.51	0.47	1.67	0.67

New Accounting Pronouncements—In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which requires retrospective application to all prior period financial statements presented for voluntary changes in accounting principle unless it is impracticable.  This statement replaces APB 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in reporting entity and the correction of errors.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS 154 effective January 1, 2006, and we do not expect the adoption of this statement to have an impact on our consolidated financial position, results of operations or cash flows.

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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTED TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Although we will adopt SFAS 123(R) effective January 1, 2006, we have not yet determined which method we will use. We adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the modified prospective method as described in SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. While we currently use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees, which is an acceptable share-based award valuation model, we may choose some other model that is also acceptable in determining fair value of stock awards upon adoption of SFAS 123(R). Because SFAS 123(R) must be applied to unvested awards granted and accounted for under APB 25, any additional compensation costs not previously recognized under SFAS 123 will be recognized under SFAS 123(R). Our APB 25 options vested in the third quarter of 2005. If we adopt SFAS 123(R) using the Prospective Method, there would be no impact on our consolidated financial position, results of operations or cash flows. If we adopt using the Retrospective Method, the impact would approximate the amounts described in our pro forma net income and earnings per share disclosure (see “―Stock-Based Compensation”). In addition to the compensation cost recognition requirements, SFAS 123(R) also requires the tax deduction benefits for an award in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow, which is currently required under SFAS 95. While we cannot estimate what these amounts will be in the future (because they depend on, among other things, when employees exercise stock options), we reported operating cash flows related to tax deduction benefits of $15.2 million and $20.1 million for the three and nine months ended September 30, 2005, respectively. We reported operating cash flows related to the tax deduction benefits of $5.9 million for the year ended December 31, 2004.

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

In September 2004, we completed the September 2004 Offering in which we sold 17.9 million shares of TODCO’s class A common stock, representing 30 percent of TODCO’s total outstanding shares, at $15.75 per share. We received net proceeds of $269.9 million from the September 2004 Offering and recognized a gain of $129.4 million ($0.40 per diluted share), which had no tax effect, in the third quarter of 2004 and represented the excess of net proceeds received over the net book value of the TODCO shares sold in the September 2004 Offering.

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

In conjunction with the closing of the TODCO IPO, TODCO granted restricted stock and stock options to some of its employees under its long-term incentive plan and some of these awards vested at the time of grant. In accordance with the provisions of SFAS 123, TODCO recognized compensation expense of $5.6 million ($0.02 per Transocean’s diluted share), which had no tax effect, in the first quarter of 2004 as a result of the immediate vesting of these awards. In addition, certain of TODCO’s employees held options that were granted prior to the TODCO IPO to acquire our ordinary shares. In accordance with the employee matters agreement with TODCO, these options were modified at the TODCO IPO date, which resulted in the accelerated vesting of the options and the extension of the term of the options through the original contractual life. In connection with the modification of these options, TODCO recognized additional compensation expense of $1.5 million, which had no tax effect, in the first quarter of 2004.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTED TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

During the nine months ended September 30, 2005, we sold certain other assets for net proceeds of approximately $14.4 million. We recorded net gains of $5.1 million ($4.3 million, or $0.01 per diluted share, net of tax).

In June 2004, in our Transocean Drilling segment, we completed the sale of the semisubmersible rig Sedco 602 for net proceeds of $28.0 million and recognized a gain of $21.6 million ($0.07 per diluted share), which had no tax effect. During the nine months ended September 30, 2004, we settled insurance claims and sold marine support vessels and certain other assets for net proceeds of approximately $18.3 million. We recorded net gains of $1.9 million ($1.5 million, net of tax) and $5.4 million ($0.02 per diluted share), which had no tax effect, in our Transocean Drilling and TODCO segments, respectively.

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

The estimated annual effective tax rates for the nine months ended September 30, 2005 and 2004, respectively, were based on estimated 2005 and 2004 annual income before income taxes and minority interest after adjusting for certain items, such as a portion of net gains on sales of assets, items related to the disposition of TODCO (see Note 3) and losses on retirements of debt (see Note 6). The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits in accordance with APB 28, Interim Financial Reporting. The impact of the various discrete tax items was reflected in the income tax expense for the three and nine months ended September 30, 2005 and 2004 in the period in which they occurred.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTED TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under the tax sharing agreement entered into between us and TODCO at the time of the TODCO IPO, we are entitled to receive from TODCO payment for most of the tax benefits TODCO generated prior to the TODCO IPO that they utilize subsequent to the TODCO IPO. While TODCO was included in our consolidated statements of operations and balance sheet as a consolidated subsidiary until the fourth quarter of 2004, we followed the provisions of SFAS 109, Accounting for Income Taxes, which allowed us to evaluate the recoverability of the deferred tax assets associated with the tax sharing agreement considering TODCO’s deferred tax liabilities. Because we no longer own shares of TODCO, TODCO is no longer included as a consolidated subsidiary in our financial statements. Future payments we receive from TODCO’s utilization of the pre-TODCO IPO deferred tax assets will be recognized in other income as those amounts are realized based on the filing of TODCO’s tax returns. We received $8.5 million and $21.5 million in estimated payments from TODCO during the nine months ended September 30, 2005 related to TODCO’s expected utilization of such tax benefits for the 2004 tax year and a portion of the 2005 tax year, respectively. In September 2005, TODCO filed its 2004 U.S. federal income tax return and we recognized $10.1 million ($0.03 per diluted share) as other income in our consolidated income statement and set up a receivable for $2.5 million in our consolidated balance sheet. The amounts received pertaining to TODCO’s 2004 state income tax returns and 2005 federal and state income tax returns were deferred in other current liabilities in our consolidated balance sheet. We will recognize these estimated payments as other income when TODCO finalizes and files its 2004 state income tax returns and 2005 income tax returns. Estimated tax benefits in excess of $300 million remain to be utilized by TODCO under the tax sharing agreement, although the ultimate amount and timing of the utilization is highly contingent on a variety of factors including potential revisions to the tax benefits upon examination by the U.S. Internal Revenue Service (“IRS”), which is currently reviewing our 2002 and 2003 tax years and the amount of taxable income that TODCO realizes in future years.

As a result of the deconsolidation of TODCO from our other U.S. subsidiaries for U.S. federal income tax purposes in conjunction with the TODCO IPO (see Note 3), we established an initial valuation allowance in the first quarter of 2004 of $31.0 million ($0.9 per diluted share) against the estimated deferred tax assets of TODCO in excess of its deferred tax liabilities, taking into account prudent and feasible tax planning strategies as required by SFAS 109. We adjusted the initial valuation allowance during 2004 to reflect changes in our estimate of the ultimate amount of TODCO’s deferred tax assets. An allocation of tax benefits between TODCO and our other U.S. subsidiaries occurred in the third quarter of 2005 upon the filing of our 2004 U.S. consolidated federal income tax return. As a result of this allocation, we recorded additional income tax expense of approximately $8 million ($0.02 per diluted share) in the third quarter of 2005 to adjust the previously estimated allocation. This allocation is subject to potential revision upon subsequent IRS audit of our tax return and such revision, should it occur, could impact our effective tax rate for future years as well as the ultimate amount of payments by TODCO under the tax sharing agreement.

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

In September 2004, the Norwegian tax authorities initiated inquiries related to a restructuring transaction undertaken in 2001 and 2002 and a dividend payment made during 2001. In February 2005, we filed a response to these inquiries. In March 2005, pursuant to court orders, the Norwegian tax authorities took action to obtain additional information regarding these transactions. Based on these inquiries, we believe the Norwegian authorities are contemplating a tax assessment on the dividend of approximately $102 million based on exchange rates in effect at September 30, 2005, plus penalty and interest. No assessment has been made, and we believe such an assessment would be without merit. While we cannot predict or provide assurance as to the final outcome, we do not expect the liability, if any, resulting from the inquiry to have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTED TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Note 6―Debt

Debt, net of unamortized discounts, premiums and fair value adjustments, is comprised of the following (in millions):

	September 30,	December 31,
	2005	2004

7.31% Nautilus Class A1 Amortizing Notes - final maturity May 2005	$-	$19.4
6.95% Senior Notes, due April 2008	-	263.1
6.625% Notes, due April 2011	183.8	785.7
7.375% Senior Notes, due April 2018	246.9	246.9
Zero Coupon Convertible Debentures, due May 2020 (put options exercisable May 2008 and May 2013)	17.4	17.0
1.5% Convertible Debentures, due May 2021 (put options exercisable May 2006, May 2011 and May 2016) (a)	400.0	400.0
8% Debentures, due April 2027	56.8	56.8
7.45% Notes, due April 2027 (put options exercisable April 2007)	95.2	95.0
7.5% Notes, due April 2031	597.6	597.6
Total Debt	1,597.7	2,481.5
Less Debt Due Within One Year (a)	400.0	19.4
Total Long-Term Debt	$1,197.7	$2,462.1
_________________
(a)	The 1.5% Convertible Debentures are classified as debt due within one year since the holders can exercise their right to require us to repurchase the debentures in May 2006.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTED TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The scheduled maturity of our debt assumes the bondholders exercise their rights to require us to repurchase the 1.5% Convertible Debentures, 7.45% Notes and Zero Coupon Convertible Debentures in May 2006, April 2007 and May 2008, respectively. The scheduled maturities are at face value except for the Zero Coupon Convertible Debentures, which are included at the price we would be required to pay should the bondholders exercise their right to require us to repurchase the debentures in May 2008. The scheduled maturities are as follows (in millions):

Twelve Months
Ending September 30,

2006	$400.0
2007	100.0
2008	19.0
2009	-
2010	-
Thereafter	1,069.4
Total	$1,588.4

Revolving Credit Agreement—In July 2005, we entered into a $500.0 million, five-year revolving credit agreement (the “Revolving Credit Agreement”). The Revolving Credit Agreement bears interest, at our option, at a base rate or at the London Interbank Offered Rate (“LIBOR”) plus a margin that can vary from 0.19 percent to 0.58 percent depending on our non-credit enhanced senior unsecured public debt rating. A facility fee, varying from 0.06 percent to 0.17 percent depending on our non-credit enhanced senior unsecured public debt rating, is incurred on the daily amount of the underlying commitment, whether used or unused, throughout the term of the facility. A utilization fee, varying from 0.05 percent to 0.10 percent depending on our non-credit enhanced senior unsecured public debt rating, is payable if amounts outstanding under the Revolving Credit Agreement are greater than or equal to 50 percent of the total underlying commitment. At September 30, 2005, the applicable margin, facility fee and utilization fee were 0.225 percent, 0.075 percent and 0.10 percent, respectively. The Revolving Credit Agreement requires compliance with various covenants and provisions customary for agreements of this nature, including a debt to total tangible capitalization ratio, as defined by the Revolving Credit Agreement, of not greater than 60 percent. At September 30, 2005, no amount was outstanding under the Revolving Credit Agreement.

In conjunction with entering into the Revolving Credit Agreement, we terminated our $800.0 million, five-year revolving credit agreement dated December 2003 and recognized a loss on the termination of this agreement of $0.8 million in the third quarter of 2005.

Debt Repurchases, Redemptions and Repayments—In July 2005, we acquired, pursuant to a tender offer, a total of $534.4 million, or approximately 76.3 percent, of the aggregate principal amount of our 6.625% Notes due April 2011 at 110.578 percent of face value, or $590.9 million, plus accrued and unpaid interest. In the third quarter of 2005, we recognized a gain on the redemption of debt of $0.2 million, which had no tax effect and reflected adjustments for the unamortized fair value adjustment on a previously terminated interest rate swap. We funded the repurchase with existing cash balances.

In May 2005, we repaid the remaining principal amount outstanding of the 7.31% Nautilus Class A1 amortizing note, plus accrued and unpaid interest, in accordance with its scheduled maturity. We funded the repayment from existing cash balances.

In March 2005, we redeemed our $247.8 million aggregate principal amount outstanding 6.95% Senior Notes due April 2008 at the make-whole premium price provided in the indenture. We redeemed these notes at 108.259 percent of face value, or $268.2 million, plus accrued and unpaid interest. In the first quarter of 2005, we recognized a loss on the redemption of debt of $6.7 million ($0.02 per diluted share), which had no tax effect and reflected adjustments for fair value of the debt at the date of the R&B Falcon merger and the unamortized fair value adjustment on a previously terminated interest rate swap. We funded the redemption with existing cash balances.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTED TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2004, we redeemed our $289.8 million aggregate principal amount outstanding 9.5% Senior Notes due December 2008 at the make-whole premium price provided in the indenture. We redeemed these notes at 127.796 percent of face value, or $370.3 million, plus accrued and unpaid interest. In the first quarter of 2004, we recognized a loss on the redemption of debt of $28.1 million ($0.09 per diluted share), which had no tax effect and reflected adjustments for fair value of the debt at the date of the R&B Falcon merger and the unamortized fair value adjustment on a previously terminated interest rate swap. We funded the redemption with existing cash balances, which included proceeds from the TODCO IPO.

Note 7—Interest Rate Swaps

In 2003, we terminated all our outstanding interest rate swaps, which were designated as fair value hedges, and recognized $173.5 million as a fair value adjustment to the underlying long-term debt in our consolidated balance sheet. We amortize this amount as a reduction to interest expense over the remaining life of the underlying debt. During the three and nine months ended September 30, 2005, such reduction amounted to $1.3 million and $8.3 million ($0.02 per diluted share), respectively. During the three and nine months ended September 30, 2004, such reduction amounted to $5.8 million ($0.02 per diluted share) and $18.2 million ($0.06 per diluted share), respectively. As a result of the redemption of our 6.95% Senior Notes in March 2005 and 9.5% Senior Notes in March 2004, we recognized $13.2 million and $22.0 million, respectively, of the unamortized fair value adjustment as a reduction to our loss on redemption of debt (see Note 6). In addition, as a result of the repurchase of our 6.625% Notes in July 2005, we recognized $62.0 million of the unamortized fair value adjustment as an offset to our loss on repurchase of debt, which resulted in a gain on this repurchase in the third quarter of 2005 (see Note 6). There were no tax effects related to these reductions.

At September 30, 2005 and December 31, 2004, we had no outstanding interest rate swaps.

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

Our Transocean Drilling segment fleet operates in a single, global market for the provision of contract drilling services. The location of our rigs and the allocation of resources to build or upgrade rigs are determined by the activities and needs of our customers. Accounting policies of the segments are the same as those described in Note 2 within “Item 8. Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2004. We accounted for intersegment revenue and expenses as if the revenue or expenses were to third parties at current market prices.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTED TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Operating revenues and income before income taxes and minority interest by segment were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Operating Revenues
Transocean Drilling	$762.6	$558.7	$2,120.5	$1,689.4
TODCO	-	93.1	-	247.6
Total Operating Revenues	$762.6	$651.8	$2,120.5	$1,937.0

Operating Income (Loss) Before General and Administrative Expense
Transocean Drilling	$222.9	$88.7	$587.1	$354.7
TODCO (a)	-	(2.4)	-	(38.7)
	222.9	86.3	587.1	316.0
Unallocated general and administrative expense	(19.4)	(15.2)	(55.5)	(44.3)
Unallocated other income (expense), net	(8.4)	91.1	98.2	22.7
Income Before Income Taxes and Minority Interest	$195.1	$162.2	$629.8	$294.4
______________
(a)
The three and nine months ended September 30, 2004 includes $6.9 million and $26.3 million, respectively, of operating and maintenance expense that TODCO classified as general and administrative expense.

Depreciation expense by segment was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Transocean Drilling	$102.1	$110.0	$304.0	$326.4
TODCO	-	23.9	-	72.0
Total Depreciation Expense	$102.1	$133.9	$304.0	$398.4

Total capital expenditures by segment were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Transocean Drilling	$35.3	$42.6	$144.9	$93.6
TODCO	-	2.5	-	6.2
Total Capital Expenditures	$35.3	$45.1	$144.9	$99.8

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTED TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9―Earnings Per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Numerator for Basic Earnings per Share
Net Income for basic earnings per share	$170.4	$154.9	$564.0	$225.6

Numerator for Diluted Earnings per Share
Net Income	$170.4	$154.9	$564.0	$225.6
Add back interest expense on the 1.5% convertible debentures	1.6	1.6	4.7	-
Net Income for diluted earnings per share	$172.0	$156.5	$568.7	$225.6

Denominator for Diluted Earnings per Share
Weighted-average shares outstanding for basic earnings per share	328.9	320.9	326.2	320.7
Effect of dilutive securities:
Employee stock options and unvested stock grants	3.6	2.5	4.0	2.2
Warrants to purchase ordinary shares	2.8	1.6	2.8	1.5
1.5% convertible debentures	5.5	5.5	5.5	-
Adjusted weighted-average shares and assumed conversions for diluted earnings per share	340.8	330.5	338.5	324.4

Basic Earnings Per Share
Net Income	$0.52	$0.48	$1.73	$0.70

Diluted Earnings Per Share
Net Income	$0.50	$0.47	$1.68	$0.70

Ordinary shares subject to issuance pursuant to the conversion features of the Zero Coupon Convertible Debentures are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share because the effect of including those shares is anti-dilutive for all periods presented. Ordinary shares subject to issuance pursuant to the conversion features of the 1.5% Convertible Debentures are not included in the calculation of the adjusted weighted-average shares and assumed conversions for diluted earnings per share for the nine months ended September 30, 2004 because the effect of including those shares is anti-dilutive.

In September 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share (“EITF 04-08”), which was effective for reporting periods ending after December 15, 2004. Contingently convertible instruments within the scope of EITF 04-08 are instruments that contain conversion features that are contingently convertible or exercisable based on (a) a market price trigger or (b) multiple contingencies if one of the contingencies is a market price trigger for which the instrument may be converted or share settled based on meeting a specified market condition. EITF 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. In addition, prior period earnings per share amounts presented for comparative purposes must be restated. EITF 04-08 did not have an effect on our diluted earnings per share for the nine months ended September 30, 2004. For the three months ended September 30, 2004, diluted earnings per share was reduced by $0.01 as a result of the implementation of EITF 04-08.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTED TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10―Contingencies

Legal Proceedings—Several of our subsidiaries have been named, along with other defendants, in several complaints that have been filed in the Circuit Courts of the State of Mississippi involving over 700 persons that allege personal injury arising out of asbestos exposure in the course of their employment by some of these defendants between 1965 and 1986. The complaints also name as defendants certain of TODCO's subsidiaries to whom we may owe indemnity and other unaffiliated defendant companies, including companies that allegedly manufactured drilling related products containing asbestos that are the subject of the complaints. The number of unaffiliated defendant companies involved in each complaint ranges from approximately 20 to 70. The complaints allege that the defendant drilling contractors used those asbestos-containing products in offshore drilling operations, land based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability, and claims authorized under the Jones Act. The plaintiffs seek, among other things, awards of unspecified compensatory and punitive damages. The trial court has ordered that the plaintiffs provide additional information regarding their employment histories. We have not yet had an opportunity to conduct any discovery nor have we been able to definitively determine the number of plaintiffs that were employed by our subsidiaries or otherwise have any connection with our drilling operations. We intend to defend ourselves vigorously and, based on the limited information available to us at this time, we do not expect the liability, if any, resulting from these matters to have a material adverse effect on our consolidated financial position, results of operations and cash flows.

In 1990 and 1991, two of our subsidiaries were served with various assessments collectively valued at approximately $7 million from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services. We believe that neither subsidiary is liable for the taxes and have contested the assessments in the Brazilian administrative and court systems. We have received several adverse rulings by various courts with respect to a June 1991 assessment, which is valued at approximately $6 million. We are continuing to challenge the assessment, however, and have an action to stay execution of a related tax foreclosure proceeding. We expect that the government will attempt to enforce the judgment on this assessment and that the amount claimed may exceed the amounts we believe are at issue.  We have received a favorable ruling in connection with a disputed August 1990 assessment but the government has appealed that ruling. We also are awaiting a ruling from the Taxpayer's Council in connection with an October 1990 assessment. If our defenses are ultimately unsuccessful, we believe that the Brazilian government-controlled oil company, Petrobras, has a contractual obligation to reimburse us for municipal tax payments required to be paid by them. We do not expect the liability, if any, resulting from these assessments to have a material adverse effect on our consolidated financial position, results of operations and cash flows.

The Indian Customs Department, Mumbai, filed a “show cause notice” against one of our subsidiaries and various third parties in July 1999. The show cause notice alleged that the initial entry into India in 1988 and other subsequent movements of the Trident II jackup rig operated by the subsidiary constituted imports and exports for which proper customs procedures were not followed and sought payment of customs duties of approximately $31 million based on an alleged 1998 rig value of $49 million, plus interest and penalties, and confiscation of the rig. In January 2000, the Customs Department issued its order, which found that we had imported the rig improperly and intentionally concealed the import from the authorities, and directed us to pay a redemption fee of approximately $3 million for the rig in lieu of confiscation and to pay penalties of approximately $1 million in addition to the amount of customs duties owed. In February 2000, we filed an appeal with the Customs, Excise and Service Tax Appellate Tribunal (“CESTAT”) (formerly known as the Customs, Excise and Gold (Control) Appellate Tribunal), together with an application to have the confiscation of the rig stayed pending the outcome of the appeal. In March 2000, the CESTAT ruled on the stay application, directing that the confiscation be stayed pending the appeal. The CESTAT issued its order on our appeal on February 2, 2001, and while it found that the rig was imported in 1988 without proper documentation or payment of duties, the redemption fee and penalties were reduced to less than $0.1 million in view of the ambiguity surrounding the import practice at the time and the lack of intentional concealment by us. The CESTAT further sustained our position regarding the value of the rig at the time of import as $13 million and ruled that subsequent movements of the rig were not liable to import documentation or duties in view of the prevailing practice of the Customs Department, thus limiting our exposure as to custom duties to approximately $6 million. Although CESTAT did not grant us the benefit of a customs duty exemption due to the absence of the required documentation, CESTAT left it open for our subsidiary to seek such documentation from the Ministry of Petroleum. Following the CESTAT order, we tendered payment of redemption, penalty and duty in the amount specified by the order by offset against a $0.6 million deposit and $10.7 million guarantee previously made by us. The Customs Department attempted to draw the entire guarantee, alleging the actual duty payable is approximately $22 million based on an interpretation of the CESTAT order that we believe is incorrect. This action was stopped by an interim ruling of the High Court, Mumbai on writ petition filed by us. We and the Customs Department both filed appeals with the Supreme Court of India against the order of the CESTAT, and both appeals were admitted. The Supreme Court has dismissed the Customs Department appeal and affirmed the CESTAT order but the Customs Department has not agreed with our interpretation of that order. We are contesting their interpretion. We and our customer agreed to pursue and obtained the issuance of the required documentation from the Ministry of Petroleum that, if accepted by the Customs Department, would reduce the duty to nil. The Customs Department did not accept the documentation or agree to refund the duties already paid. We are pursuing our remedies against the Customs Department and our customer. We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTED TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTED TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Letters of Credit and Surety Bonds—We had letters of credit outstanding totaling $245.4 million and $182.2 million at September 30, 2005 and December 31, 2004, respectively. These letters of credit guarantee various contract bidding and performance activities under various uncommitted lines provided by several banks.

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations. Surety bonds outstanding totaled $8.0 million and $7.6 million at September 30, 2005 and December 31, 2004, respectively.

Note 11―Off-Balance Sheet Arrangement

We leased the semisubmersible rig M. G. Hulme, Jr. from Deep Sea Investors, L.L.C. (“Deep Sea Investors”), a special purpose entity formed by several leasing companies to acquire the rig from one of our subsidiaries in November 1995 in a sale/leaseback transaction. We accounted for the lease of this semisubmersible drilling rig as an operating lease. We recorded $4.6 million and $9.5 million of such rent expense in the nine months ended September 30, 2005 and 2004, respectively. In May 2005, we purchased the rig for $42.5 million. The rig was reflected as property and equipment in the consolidated balance sheet at September 30, 2005.

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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTED TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12―Retirement Plans and Other Postemployment Benefits

Defined Benefit Pension Plans—We have several defined benefit pension plans, both funded and unfunded, covering substantially all U.S. employees. We also have various defined benefit plans in certain non-U.S. locations as well as certain frozen plans acquired in connection with the R&B Falcon merger. Net periodic benefit cost for these defined benefit pension plans included the following components (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Components of Net Periodic Benefit Cost (a)
Service cost	$4.5	$4.7	$13.6	$12.5
Interest cost	4.4	4.1	13.3	12.4
Expected return on plan assets	(5.1)	(4.9)	(15.4)	(14.6)
Amortization of transition obligation	0.1	0.1	0.2	0.2
Amortization of prior service cost	(1.0)	(0.9)	(0.6)	(0.6)
Recognized net actuarial losses	2.1	1.5	4.0	2.8
SFAS 88 settlements/curtailments	-	-	2.1	-
Benefit cost	$5.0	$4.6	$17.2	$12.7
______________
(a)	Amounts are before income tax effect.

Postretirement Benefits Other Than Pensions (“OPEB”)—We have several unfunded contributory and noncontributory OPEB plans covering substantially all of our U.S. employees. Net periodic benefit cost for these other postretirement plans included the following components (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Components of Net Periodic Benefit Cost (a)
Service cost	$0.4	$0.3	$1.0	$0.8
Interest cost	0.5	0.5	1.6	1.6
Amortization of prior service cost	(0.6)	(0.6)	(1.7)	(1.7)
Recognized net actuarial losses	0.4	0.3	1.2	1.1
Benefit cost	$0.7	$0.5	$2.1	$1.8
______________
(a)	Amounts are before income tax effect.

Index

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

Overview

Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells. As of October 31, 2005, we owned, had partial ownership interests in or operated 92 mobile offshore and barge drilling units. As of this date, our fleet included 32 High-Specification semisubmersibles and drillships (“floaters”), 24 Other Floaters, 25 Jackup Rigs and 11 Other Rigs.

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

Key measures of our total company results of operations and financial condition are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
	(In millions, except dayrates and percentages)
Average dayrate (a)(c)(d)	$107,100	$69,800	$37,300	$102,400	$70,300	$32,100
Utilization (b)(c)(d)	82%	58%	N/A	79%	56%	N/A
Statement of Operations (c)
Operating revenues	$762.6	$651.8	$110.8	$2,120.5	$1,937.0	$183.5
Operating and maintenance expense	439.8	432.9	6.9	1,267.3	1,251.5	15.8
Operating income	203.5	71.1	132.4	531.6	271.7	259.9
Net income	170.4	154.9	15.5	564.0	225.6	338.4

	September 30,	December 31,
	2005	2004	Change
	(In millions)
Balance Sheet Data (at end of period) (c)
Cash	$596.8	$451.3	$145.5
Total Assets	10,772.6	10,758.3	14.3
Total Debt	1,597.7	2,481.5	(883.8)
_____________________
“N/A” means not applicable.

(a)	Average dayrate is defined as contract drilling revenue earned per revenue earning day. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.
(b)	Utilization is the total actual number of revenue earning days as a percentage of the total number of calendar days in the period.
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

(d)
Excludes a drillship engaged in scientific geological coring activities, the Joides Resolution, that is owned by a joint venture in which we have a 50 percent interest and is accounted for under the equity method of accounting.

Index

2005 has been an exceptional year for the industry with strong demand and increasing dayrates for all asset classes.  Leading dayrates are at record levels for most rig classes and customers are contracting rigs for longer terms than we have seen historically for rigs other than newbuilds.  Interest in high-specification floaters is particularly strong and we are seeing interest on the part of some customers to discuss availability of rigs starting as far out as 2008.  As a result of the level of activity industrywide, we are seeing increases in our cost structure.  A shortage of qualified people is driving compensation cost up and suppliers are increasing prices as their backlogs build.  These labor and vendor price increases, while meaningful, are not significant in comparison with the dayrate increases we are seeing for 2006 and beyond.

Our revenues and operating and maintenance expenses for the nine months ended September 30, 2005 increased from the prior year due to increased activity resulting in higher average dayrates and higher labor and rig maintenance costs within our Transocean Drilling fleet, partially offset by the deconsolidation of TODCO effective December 17, 2004 (see “—Operating Results”) and decreased integrated services provided to our clients. For the nine months ended September 30, 2005, our revenues and our operating and maintenance expenses were adversely effected as a result of damage sustained to two of our High-Specification semisubmersibles during hurricanes Katrina and Rita in the third quarter of 2005 (see “—Significant Events”). Our financial results for the nine months ended September 30, 2005 included the recognition of gains from our May 2005 public offering (the “May Offering”) and June 2005 sale (the “June Sale,” and, together with the May Offering, the “2005 Offering and Sale”) of TODCO common stock pursuant to Rule 144 under the Securities Act of 1933, as well as gains from the sale of three rigs and other income recognized under the TODCO tax sharing agreement, partially offset by charges pertaining to losses on retirement of debt (see “—Significant Events”). Our financial results for the nine months ended September 30, 2004 included gains recognized on the TODCO initial public offering (“TODCO IPO”) and September 2004 additional public offering of TODCO common stock (“September 2004 Offering”) and a gain from the sale of a rig, partially offset by a tax valuation allowance adjustment and stock option expense recorded in connection with the TODCO IPO as well as a charge pertaining to a loss on retirement of debt (see “—Operating Results”). Cash increased during the nine months ended September 30, 2005 primarily as a result of proceeds received from the 2005 Offering and Sale, the sale of rigs and exercises of stock options, as well as cash provided by operating activities, partially offset by increased capital expenditures and the early retirements of debt.

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

Our Transocean Drilling segment fleet operates in a single, global market for the provision of contract drilling services. The location of our rigs and the allocation of resources to build or upgrade rigs are determined by the activities and needs of our customers.

We categorize our fleet as follows: (i) “High-Specification Floaters,” consisting of our “Fifth-Generation Deepwater Floaters,” “Other Deepwater Floaters” and “Other High-Specification Floaters,” (ii) “Other Floaters,” (iii) “Jackups” and (iv) “Other Rigs.” Within our High-Specification Floaters category, we consider our Fifth-Generation Deepwater Floaters to be the semisubmersibles Deepwater Horizon, Cajun Express, Deepwater Nautilus, Sedco Energy and Sedco Express and the drillships Deepwater Discovery, Deepwater Expedition, Deepwater Frontier, Deepwater Millennium, Deepwater Pathfinder, Discoverer Deep Seas, Discoverer Enterprise and Discoverer Spirit. These rigs were built in the construction cycle that occurred from approximately 1996 to 2001 and have high-pressure mud pumps and a water depth capability of 7,500 feet or greater. The Other Deepwater Floaters are generally those other semisubmersible rigs and drillships that have a water depth capacity of at least 4,500 feet. The Other High-Specification Floaters, built as fourth-generation rigs in the mid to late 1980’s, are capable of drilling in harsh environments and have greater displacement than previously constructed rigs resulting in larger variable load capacity, more useable deck space and better motion characteristics. The Other Floaters category is generally comprised of those non-high-specification floaters with a water depth capacity of less than 4,500 feet. The Jackups category consists of our jackup fleet, and the Other Rigs category consists of other rigs that are of a different type or use. These categories reflect how we view, and how we believe our investors and the industry generally view, our fleet, and reflect our strategic focus on the ownership and operation of premium high-specification floating rigs and jackups.

Index

Significant Events

Hurricane Damage—In the third quarter of 2005, two of our semisubmersible rigs, the Deepwater Nautilus and the Transocean Marianas, sustained damage during hurricanes Katrina and Rita. During hurricane Katrina, the Deepwater Nautilus sustained damage to its mooring system and lost approximately 3,200 feet of marine riser and a portion of its subsea well control system. The rig was undergoing repairs during hurricane Rita and was set adrift following the failure of a tow line utilized by a towing vessel. Also during hurricane Rita, the Transocean Marianas sustained damage to its mooring system, was forced off its drilling location and was grounded in shallow water. The Deepwater Nautilus is expected to be out of service for 30 to 45 days in the fourth quarter of 2005 and an additional 60 days in the first half of 2006 assuming we will be able to use the subsea equipment that we are in the process of recovering. Repairs to the Transocean Marianas are expected to take three to four months and the rig is expected to return to service in the first quarter of 2006. Depending on the timing of the repairs, we currently estimate the total lost revenue plus repair, crew and other costs for the two rigs to impact operating income by approximately $40 million to $50 million in the fourth quarter of 2005 and $25 million to $35 million in 2006, net of expected insurance proceeds. In addition, we also expect to spend approximately $30 million on capital expenditures to replace damaged equipment. Operating income in the third quarter of 2005 was negatively impacted by approximately $3 million due to lost revenue and higher operating and maintenance costs on the Transocean Marianas and the Deepwater Nautilus. See “—Outlook−Insurance.” These higher costs were offset during the quarter by a temporary reduction in maintenance costs on the remainder of the U.S. Gulf of Mexico fleet as projects were delayed due to the disruption caused by the hurricanes.

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

Debt Repurchase and Redemption—In March 2005, we redeemed our $247.8 million aggregate principal amount outstanding 6.95% Senior Notes due April 2008 at the make-whole premium price provided in the indenture. We redeemed these notes at 108.259 percent of face value, or $268.2 million, plus accrued and unpaid interest. In the first quarter of 2005, we recognized a loss on the redemption of debt of $6.7 million, which reflected adjustments for fair value of the debt at the date of the merger (“R&B Falcon merger”) with R&B Falcon Corporation (“R&B Falcon”) and the unamortized fair value adjustment on a previously terminated interest rate swap. We funded the redemption with existing cash balances.

In July 2005, we acquired, pursuant to a tender offer, a total of $534.4 million, or approximately 76.3 percent, of the aggregate principal amount of our 6.625% Notes due April 2011 at 110.578 percent of face value, or $590.9 million, plus accrued and unpaid interest. In the third quarter of 2005, we recognized a gain on the repurchase of $0.2 million, which reflected adjustments for the unamortized fair value adjustment on a previously terminated interest rate swap. We funded the repurchase with existing cash balances.

Index

Revolving Credit Agreement—In July 2005, we entered into a $500.0 million, five-year revolving credit agreement (the “Revolving Credit Agreement”). In conjunction with entering into this facility, we terminated our $800.0 million, five-year revolving credit agreement dated December 2003 and recognized a loss on the termination of this agreement of $0.8 million in the third quarter of 2005.

TODCO—We sold 12.0 million shares of TODCO’s class A common stock representing 20 percent of TODCO’s total outstanding shares at $20.50 per share in the May Offering. We sold our remaining 1.3 million shares of TODCO’s class A common stock representing 2 percent of TODCO’s total outstanding shares at $23.57 in the June Sale. After the May Offering, we accounted for our remaining investment using the cost method of accounting. As a result of the June Sale, we no longer own any shares of TODCO’s common stock. In the second quarter of 2005, we received net proceeds of $271.9 million from the 2005 Offering and Sale and recognized a gain of $165.0 million, which had no tax effect and represented the excess of net proceeds received over the net book value of the shares sold in the 2005 Offering and Sale. We refer collectively to the 2005 Offering and Sale and the public offerings of TODCO Class A common stock in 2004 as the “TODCO Stock Sales.”

TODCO Tax Sharing Agreement—In September 2005, we recognized $10.1 million in other income related to the TODCO tax sharing agreement as a result of TODCO filing its 2004 U.S. federal income tax return. See “—Outlook−Tax Matters.”

Outlook

Drilling Market—Oil and natural gas commodity prices continue to be strong, and we expect prices to remain high for the near future relative to historical price levels. Future price expectations have historically been a key driver for offshore drilling demand. However, the availability of quality drilling prospects, exploration success, relative production costs, the stage of reservoir development and political and regulatory environments also affect our customers’ drilling programs.

Prospects for our 32 High-Specification Floaters continue to be robust. We have signed a number of new contracts or extensions for our High-Specification Floaters that reflect the strong activity in this sector. We have been awarded three-year contracts for the Discoverer Seven Seas, the Discoverer Spirit and the Deepwater Millennium, and two-year contracts for the Deepwater Pathfinder and the Deepwater Expedition. We have entered into contract extensions for a four-year program for the Transocean Arctic, a three-year program for the Polar Pioneer and a one-year program for the Transocean Leader. We continue to believe that, over the long term, deepwater exploration and development drilling opportunities in the Gulf of Mexico, West Africa and India and other emerging deepwater market sectors represent a significant source of future deepwater rig demand. We continue to see an appreciable customer preference for using fifth-generation equipment in these deepwater areas, which we believe has led to a near-term shortage of these highest specification rigs. At November 2, 2005, 80 percent of our High-Specification Floaters fleet days are contracted in 2006.

Our Other Floaters fleet, comprised of 23 semisubmersible rigs and one drillship, continues to benefit from improving activity levels in all regions. In the U.K. sector of the North Sea, our five most recent contract awards within this fleet have dayrates ranging from $140,000 to $250,000. These five contracts have varying commencement dates during 2005 and 2006 and some extend into 2007. Customer activity levels outside of the U.K. sector of the North Sea are expected to be stable to higher through 2006. We continue to evaluate contract opportunities that could result in the reactivation of up to three of our idle rigs. Should a decision be made to reactivate any of the idle units, they are not expected to be operational before the second quarter of 2006. At November 2, 2005, approximately 57 percent of our Other Floaters fleet days are contracted through 2006.

We also recently entered into an agreement with a subsidiary of Royal Dutch Petroleum (Shell) for the upgrade of a Sedco 700-class semisubmersible in our Others Floaters fleet. Under the agreement, Shell is committed to a three-year contract to be finalized by the parties based upon stated drilling contract principles. We expect the upgrade to be completed in approximately May 2007, subject to finalization of project arrangements and other factors, at a cost of approximately $300 million depending upon final specifications and other factors. Drilling operations would commence after commissioning and acceptance following the shipyard work. Shell has the right to terminate the contract if the shipyard work is not completed by February 15, 2008. We are also in discussions with several other clients regarding the possible upgrade to deepwater drilling capability of other semisubmersibles in our Others Floaters fleet. If successful, we expect any such other upgrade project to require approximately 24 months to complete at a cost of approximately $300 million per unit depending upon final specifications and other factors.

Index

The outlook for activity for the jackup market sector continues to remain strong, particularly in South East Asia, India and West Africa. We expect to remain at or near full utilization for our Jackups fleet in the near term. However, we continue to monitor the potential effect of newbuild jackups, which have scheduled delivery dates ranging from the fourth quarter of 2005 through 2009. The addition of rig capacity could have an adverse impact on utilization and dayrates. At November 2, 2005, 58 percent of the Jackups fleet days are contracted in 2006.

The increase in demand, particularly in our High-Specification Floaters fleet, has produced a significant increase in our revenue backlog in 2005. This increase is driven by both increased dayrates and a number of long-term contracts we have been able to secure.

We expect downtime during the fourth quarter of 2005 to result from planned shipyard projects, reactivations and/or mobilizations for the Sedco Energy, Sedco 707, Peregrine I, Transocean Driller, Trident 4, Trident 8 and Shelf Explorer, as well as for the Transocean Marianas and the Deepwater Nautilus due to the hurricane incidents described above. These rig mobilizations and shipyard projects are expected to have an adverse impact on revenues and operating income. In addition, vendor price increases and rising labor costs due to increased drilling activity are expected to increase operating and maintenance costs. The combination of these trends is expected to lead to a level of operating and maintenance costs in the fourth quarter that is higher than the third quarter.

We expect a significant number of our rigs to incur shipyard and mobilization time in 2006, which will have an adverse effect on 2006 revenues and operating and maintenance costs. In addition, our labor, rig maintenance and insurance costs are escalating due to increased drilling activity. We expect our operating and maintenance expense and general and administrative expense to be higher in 2006 as compared to 2005, although due to higher dayrates we expect our revenue growth to continue to outpace our cost increases.

Our shipyard projects, including the Sedco 700-class rig upgrade for Shell, any potential rig reactivations and other major upgrades, are subject to risks of delay and cost overruns for a variety of reasons, including some outside of our control. A delay could adversely affect any drilling contract for the rig following the shipyard work, depending upon the drilling contract terms. The agreement with Shell for the Sedco 700-class rig upgrade requires the shipyard work to be completed by February 15, 2008. Shell has the right to terminate the contract should the shipyard work fail to be completed by that time.

We also expect that a number of pre-existing, fixed-price contract options will be exercised by our customers, which will preclude us from taking full advantage of increased market rates for those rigs subject to these contract options. We have nine existing contracts with fixed-priced or capped options for dayrates that we believe are less than current market dayrates.

We continue to monitor the potential effects of announced newbuild deepwater drilling rigs and deepwater upgrade projects. Since most of these units have scheduled completion dates in 2008 and beyond, we are unable to predict what effect, if any, the additional capacity will have on the drilling market. While we currently believe demand for deepwater drilling services will remain strong into 2008, the addition of deepwater rig capacity could have an adverse impact on utilization and dayrates.

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

Index

As of November 2, 2005, approximately 81 percent of our total fleet days were committed for the remainder of 2005 and approximately 63 percent for the year 2006.

Insurance—We renewed our insurance policy for 12 months effective May 1, 2005, with terms similar to those under our prior policy. We have maintained a per occurrence insurance deductible of $10 million per year on our hull and machinery and personal injury insurance and a $5 million deductible on third party property damage insurance. We also have an additional aggregate deductible of $20 million that is applied to any hull and machinery occurrence until it has been exhausted. After the $20 million aggregate deductible is fully exhausted, the hull and machinery deductible of $10 million per occurrence continues to apply. We do not carry insurance for loss of revenue. As a result of damages to two of our semisubmersible rigs, the Deepwater Nautilus and Transocean Marianas, sustained during hurricanes Katrina and Rita, we expect to fully exhaust our per occurrence and aggregate deductibles and expect to receive insurance proceeds of approximately $10 million (see “—Significant Events”).

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

In September 2004, the Norwegian tax authorities initiated inquiries related to a restructuring transaction undertaken in 2001 and 2002 and a dividend payment made during 2001. In February 2005, we filed a response to these inquiries. In March 2005, pursuant to court orders, the Norwegian tax authorities took action to obtain additional information regarding these transactions. Based on these inquiries, we believe the Norwegian authorities are contemplating a tax assessment on the dividend of approximately $102 million based on exchange rates in effect at September 30, 2005, plus penalty and interest. No assessment has been made, and we believe such an assessment would be without merit. While we cannot predict or provide assurance as to the final outcome, we do not expect the liability, if any, resulting from the inquiry to have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

As a result of the deconsolidation of TODCO from our other U.S. subsidiaries for U.S. federal income tax purposes in conjunction with the TODCO IPO, we established an initial valuation allowance in the first quarter of 2004 of approximately $31.0 million against the estimated deferred tax assets of TODCO in excess of its deferred tax liabilities, taking into account prudent and feasible tax planning strategies as required by the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) 109, Accounting for Income Taxes. We adjusted the initial valuation allowance during 2004 to reflect changes in our estimate of the ultimate amount of TODCO’s deferred tax assets. An allocation of tax benefits between TODCO and our other U.S. subsidiaries occurred in the third quarter of 2005 upon the filing of our 2004 U.S. consolidated federal income tax return. As a result of this allocation, we recorded additional income tax expense of approximately $8 million in the third quarter of 2005 to adjust the previously estimated allocation. This allocation is subject to potential revision upon subsequent IRS audit of our tax return and such revision, should it occur, could impact our effective tax rate for future years as well as the ultimate amount of payments by TODCO under the tax sharing agreement.

Index

Under the tax sharing agreement entered into between us and TODCO in connection with the TODCO IPO, we are entitled to receive from TODCO payment for most of the tax benefits generated prior to the TODCO IPO that TODCO utilizes subsequent to the TODCO IPO. As long as TODCO was our consolidated subsidiary, we followed the provisions of SFAS 109, which allowed us to evaluate the recoverability of the deferred tax assets associated with the tax sharing agreement considering the deferred tax liabilities of TODCO. We recorded a valuation allowance for the excess of these deferred tax assets over the deferred tax liabilities of TODCO, also taking into account prudent and feasible tax planning strategies as required by SFAS 109. Because we no longer have a majority ownership or voting interest in TODCO, we no longer include TODCO as a consolidated subsidiary in our financial statements and we are no longer able to apply the provisions of SFAS 109 in accounting for the utilization of these deferred tax assets. As a result, we recorded a non-cash charge of $167.1 million, which had no tax effect, in the fourth quarter of 2004 related to contingent amounts due from TODCO under the tax sharing agreement. In future years, as TODCO generates taxable income and utilizes its pre-TODCO IPO tax assets, TODCO is required to pay us for the benefits received in accordance with the provisions of the tax sharing agreement. We will recognize those amounts as other income as those amounts are realized, which is based on when TODCO files its annual tax returns. During the nine months ended September 30, 2005, we received $30.0 million in estimated payments from TODCO related to TODCO’s expected utilization of such tax benefits for the 2004 and 2005 tax years. Of the $30.0 million received, $8.5 million and $21.5 million was received for the 2004 tax year and a portion of the 2005 tax year, respectively. In September 2005, TODCO filed its 2004 U.S. federal income tax return and we recognized $10.1 million as other income in our consolidated income statement and set up a receivable for $2.5 million in our consolidated balance sheet. The amounts received pertaining to TODCO’s 2004 state income tax returns and 2005 federal and state income tax returns were deferred in other current liabilities in our consolidated balance sheet. We will recognize these estimated payments as other income when TODCO finalizes and files its 2004 state income tax returns and 2005 income tax returns. Estimated tax benefits in excess of $300 million remain to be utilized by TODCO under the tax sharing agreement, although the ultimate amount and timing of the utilization is highly contingent on a variety of factors including potential revisions to the tax benefits upon examination by the IRS, which is currently reviewing our 2002 and 2003 tax years and the amount of taxable income that TODCO realizes in future years.

We have a dispute with TODCO concerning payment to us under the tax sharing agreement for the tax benefit that TODCO derives from exercises of Transocean stock options held by employees of TODCO. We believe TODCO owes us approximately $11 million based on options exercised through the six months ended June 30, 2005.  We will not recognize any income related to this issue until we receive payment from TODCO.

Index

Performance and Other Key Indicators

Fleet Utilization and Dayrates—The following table shows our average dayrates and utilization for the quarterly periods ended on or prior to September 30, 2005. We consolidated TODCO’s results of operations and financial condition in our condensed consolidated financial statements through December 16, 2004 (see “—Operating Results”). See “—Overview” for a definition of average dayrate, revenue earning day and utilization.

	Three Months Ended
	September 30, 2005	June 30, 2005	September 30, 2004
Average Dayrates

Transocean Drilling Segment:
High-Specification Floaters
Fifth-Generation Deepwater Floaters	$197,100	$197,100	$193,400
Other Deepwater Floaters	$141,700	$132,700	$103,900
Other High-Specification Floaters	$166,300	$170,500	$111,200
Total High-Specification Floaters	$168,800	$165,500	$142,200
Other Floaters	$90,400	$82,400	$65,400
Jackups	$58,900	$58,200	$52,500
Other Rigs	$48,000	$47,000	$44,700
Segment Total	$107,100	$103,100	$91,100

TODCO Segment (a)	$-	$-	$27,300

Total Drilling Fleet	$107,100	$103,100	$69,800

Utilization

Transocean Drilling Segment:
High-Specification Floaters
Fifth-Generation Deepwater Floaters	94%	92%	83%
Other Deepwater Floaters	83%	80%	78%
Other High-Specification Floaters	99%	90%	84%
Total High-Specification Floaters	89%	86%	81%
Other Floaters	68%	63%	45%
Jackups	98%	94%	81%
Other Rigs	51%	57%	44%
Segment Total	82%	79%	67%

TODCO Segment (a)	-	-	45%

Total Drilling Fleet	82%	79%	58%
__________________________
(a)	TODCO was deconsolidated effective December 17, 2004 (see “—Operating Results”).

Index

Financial Condition

September 30, 2005 compared to December 31, 2004

	September 30,	December 31,
	2005	2004	Change	% Change
	(In millions, except % change)

Total Assets	$10,772.6	$10,758.3	$14.3	0.1%

The increase in assets was mainly due to increases in cash and cash equivalents and accounts receivable of $145.5 million and $154.5 million, respectively, partially offset by decreases in property and equipment of $186.2 million and investments in unconsolidated affiliates of $102.9 million. The increase in cash and cash equivalents related primarily to net proceeds received from the 2005 Offering and Sale (see “—Significant Events”), the exercise of stock options ($196.1 million), the sale of assets ($62.8 million) and cash from operations during the nine months ended September 30, 2005, partially offset by the repayment of debt ($880.2 million) and capital expenditures ($144.9 million) (see “—Capital Expenditures, Acquisitions and Dispositions”). The increase in accounts receivable is primarily related to the increase in activity during the first nine months of 2005. The decrease in property and equipment primarily related to depreciation and asset disposals, partially offset by capital expenditures. The decrease in investments in unconsolidated affiliates primarily related to the 2005 Offering and Sale.

Liquidity and Capital Resources

Sources and Uses of Cash

	Nine Months Ended September 30,
	2005	2004	Change
	(In millions)
Net Cash Provided by Operating Activities
Net income	$564.0	$225.6	$338.4
Depreciation	304.0	398.4	(94.4)
Other non-cash items	(162.6)	(150.1)	(12.5)
Working capital	(92.2)	32.7	(124.9)
	$613.2	$506.6	$106.6

Net cash provided by operating activities increased due to an increase in cash generated from net income, partially offset by a decrease in cash related to working capital items, which resulted primarily from an increase in accounts receivable as a result of activity and dayrate improvement.

Index

	Nine Months Ended September 30,
	2005	2004	Change
	(In millions)
Net Cash Provided by Investing Activities
Capital expenditures	$(144.9)	$(99.8)	$(45.1)
Proceeds from disposal of assets, net	62.8	46.3	16.5
Proceeds from TODCO Stock Sales, net	271.9	425.6	(153.7)
Other, net	4.5	9.0	(4.5)
	$194.3	$381.1	$(186.8)

Net cash provided by investing activities for the nine months ended September 30, 2005 decreased $186.8 million from the corresponding prior year period. The decrease in cash provided by investing activities is primarily the result of a decrease in net proceeds from the TODCO Stock Sales of $153.7 million and an increase in capital expenditures of $45.1 million, partially offset by an increase in net proceeds from asset sales of $16.5 million, over the corresponding prior year period. Capital expenditures in 2005 included $42.5 million for the purchase of the M. G. Hulme, Jr. (see “―Off-Balance Sheet Arrangement”).

	Nine Months Ended September 30,
	2005	2004	Change
	(In millions)
Net Cash Used in Financing Activities
Repayments on revolving credit agreement	$-	$(200.0)	$200.0
Repayments on other debt instruments	(880.2)	(407.0)	(473.2)
Net proceeds from issuance of ordinary shares under stock-based compensation plans	196.1	20.0	176.1
Proceeds from issuance of ordinary shares upon exercise of warrants	10.6	-	10.6
Decrease in cash dedicated to debt service	12.0	-	12.0
Other, net	(0.5)	1.1	(1.6)
	$(662.0)	$(585.9)	$(76.1)

Net cash used in financing activities increased in 2005 compared to 2004 primarily due to higher debt repayments, which included scheduled debt repayments, the early redemption of our 6.95% Senior Notes and the repurchase of approximately 76.3 percent of our 6.625% Notes by means of a tender offer. In the nine months ended September 30, 2005, we received higher proceeds from stock option and warrant exercises compared to the same period in 2004. The decrease in cash dedicated to debt service of $12.0 million resulted from the repayment of the Deepwater Nautilus project financing in May 2005 and the subsequent release of the restrictions on the related cash.

Capital Expenditures, Acquisitions and Dispositions

From time to time, we review possible acquisitions of businesses and drilling rigs and may in the future make significant capital commitments for such purposes. We may also consider investments related to major rig upgrades or new rig construction if supported by firm contracts. Any such acquisition, upgrade or new rig construction could involve the payment by us of a substantial amount of cash or the issuance of a substantial number of additional ordinary shares or other securities. We would likely fund the cash portion of any such acquisition through cash balances on hand, the incurrence of additional debt, sales of assets, issuance of ordinary shares or other securities or a combination thereof. We recently were awarded a contract for the upgrade of a Sedco 700-class rig for Shell and are currently in discussion with other clients for potential major upgrades of some of our other semisubmersible rigs in our Other Floaters fleet to deepwater drilling capabilities. See “―Outlook.” In addition, from time to time, we review possible dispositions of drilling units.

Index

Capital Expenditures—Capital expenditures totaled $144.9 million during the nine months ended September 30, 2005, which included the purchase of the M.G. Hulme, Jr. We expect to spend approximately $85 million during the last quarter of 2005 on our existing fleet, including $20 million required and funded by our drilling contracts, as well as corporate infrastructure. These amounts are dependent upon the actual level of operational and contracting activity. In addition, during the fourth quarter of 2005, we expect to spend another $7 million to replace equipment damaged during hurricanes Katrina and Rita on the Deepwater Nautilus and the Transocean Marianas. These amounts do not include capital expenditures which would be incurred as a result of any of the major upgrade opportunities being discussed with clients or rig reactivations, although we do not expect to incur any significant capital expenditures in the foruth quarter of 2005 relating to the Sedco 700-class rig upgrade (see “—Outlook”). We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales. We also have available credit under our revolving credit agreement (see “—Sources of Liquidity”) and may utilize other commercial bank or capital market financings.

Dispositions—In June 2005, we sold the jackup rig Transocean Jupiter and a land rig for net proceeds of $23.5 million and recognized a gain of $14.0 million. In January 2005, we completed the sale of the semisubmersible rig Sedco 600 for net proceeds of $24.9 million and recognized a gain of $18.8 million.

During the nine months ended September 30, 2005, we sold certain other assets for net proceeds of approximately $14.4 million and we recorded net gains of $5.1 million.

Sources and Uses of Liquidity

Our primary sources of liquidity in the third quarter of 2005 were our cash flows from operations, proceeds from issuance of ordinary shares upon the exercise of stock options and warrants and existing cash balances. Our primary uses of cash were debt repayments and capital expenditures. At September 30, 2005, we had $596.8 million in cash and cash equivalents.

We expect to use existing cash balances, internally generated cash flows and proceeds from asset sales to fulfill anticipated obligations such as scheduled debt maturities, capital expenditures and working capital needs. From time to time, we may also use bank lines of credit to maintain liquidity for short-term cash needs.

When cash on hand, cash flows from operations and proceeds from asset sales exceed our expected liquidity needs, including major upgrades, new rig construction and/or drilling rig acquisitions, we may use a portion of such cash to repurchase our ordinary shares. We may also allow cash balances to increase and will continue to consider the reduction of debt prior to scheduled maturities.

In October 2005, our board of directors authorized us to repurchase up to $2 billion of our ordinary shares. The ordinary shares may be repurchased from time to time in open market or private transactions. Decisions to repurchase will be based upon our ongoing capital requirements, the price of our shares, regulatory considerations, cash flow generation, general market conditions and other factors. We plan to fund the program from current and future cash balances and do not intend to use debt to fund share repurchases. The repurchase program does not have an established expiration date and may be suspended or discontinued at any time. There can be no assurance regarding the number of shares, if any, that will be repurchased under the program.

Index

At September 30, 2005 and December 31, 2004, our total debt was $1,597.7 million and $2,481.5 million, respectively. Net debt, a non-GAAP financial measure defined as total debt less cash and cash equivalents, at such dates was $1,000.9 million and $2,030.2 million, respectively. During the nine months ended September 30, 2005, we reduced net debt by $1,029.3 million. The reconciliation of total debt to net debt at carrying value is as follows (in millions):

	September 30,	December 31,
	2005	2004
Total Debt	$1,597.7	$2,481.5
Less: Cash and cash equivalents	596.8	451.3
Net Debt	$1,000.9	$2,030.2

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

In July 2005, we entered into a bank line of credit under a $500.0 million, five-year revolving credit agreement. At October 31, 2005, $500.0 million remained available under the new revolving credit agreement. In conjunction with entering into this facility, we terminated our $800.0 million, five-year revolving credit agreement dated December 2003.

The new revolving credit agreement requires compliance with various covenants and provisions customary for agreements of this nature, including a debt to total tangible capitalization ratio, as defined by the credit agreement, not greater than 60 percent. There is no interest coverage covenant associated with this facility. Other provisions of the credit agreement include limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions and mergers and sale of substantially all assets. Should we fail to comply with these covenants, we would be in default and may lose access to this facility. We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions. A default under our public debt could trigger a default under our credit line and cause us to lose access to this facility.

In April 2001, the Securities and Exchange Commission (“SEC”) declared effective our shelf registration statement on Form S-3 for the proposed offering from time to time of up to $2.0 billion in gross proceeds of senior or subordinated debt securities, preference shares, ordinary shares and warrants to purchase debt securities, preference shares, ordinary shares or other securities. At October 31, 2005, $1.6 billion in gross proceeds of securities remained unissued under the shelf registration statement.

Our access to debt and equity markets may be reduced or closed to us due to a variety of events, including, among others, downgrades of our debt ratings, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.

Derivative Instruments

In 2003, we terminated all our outstanding interest rate swaps, which were designated as fair value hedges, and recognized $173.5 million as a fair value adjustment to long-term debt in our consolidated balance sheet. We amortize this amount as a reduction to interest expense over the life of the underlying debt. During the three and nine months ended September 30, 2005, such reduction amounted to $1.3 million and $8.3 million, respectively. As a result of the redemption of our 6.95% Senior Notes in March 2005, we recognized $13.2 million of the unamortized fair value adjustment as a reduction to our loss on redemption of debt. In addition, as a result of the repurchase of our 6.625% Notes in July 2005 (see “—Significant Events”), we recognized $62.0 million of the unamortized fair value adjustment as an offset to our loss on repurchase of debt, which resulted in a gain on this repurchase in the third quarter of 2005. We expect the amortization of the unamortized premiums remaining on the terminated interest rate swaps to reduce interest expense by $0.7 million during the last three months of 2005.

Index

Operating Results

Quarter ended September 30, 2005 compared to quarter ended September 30, 2004

Following is an analysis of our Transocean Drilling segment operating results, as well as an analysis of income and expense categories that we have not allocated to our segment. See “—Overview” for a definition of average dayrate, revenue earnings day and utilization.

Transocean Drilling Segment

	Three Months Ended
	September 30,
	2005	2004	Change	% Change
	(In millions, except day amounts and percentages)

Revenue earning days	6,870	5,793	1,077	19%
Utilization	82%	67%	N/A	22%
Average dayrate	$107,100	$91,100	$16,000	18%

Contract drilling revenues	$735.6	$528.0	$207.6	39%
Other revenues	27.0	30.7	(3.7)	(12)%
	762.6	558.7	203.9	36%
Operating and maintenance expense	(439.8)	(360.5)	(79.3)	22%
Depreciation	(102.1)	(110.0)	7.9	(7)%
Gain from sale of assets, net	2.2	0.5	1.7	N/M
Operating income before general and administrative expense	$222.9	$88.7	$134.2	N/M
_________________
“N/A” means not applicable
“N/M” means not meaningful

The $207.6 million increase in contract drilling revenues was primarily related to increased activity for all asset classes resulting in higher average dayrates and utilization. Revenue also increased by approximately $17.0 million as a result of the strike in Norway and the Trident 20 and Jim Cunningham incidents in 2004 with no comparable activity in 2005.

Operating and maintenance expenses increased by $79.3 million primarily from increased activity, pay raises to employees and vendor price increases resulting in higher labor and rig maintenance costs. Partially offsetting these increases were decreased operating and maintenance expenses related primarily to lower property damage and personal injury insurance claim expenses in the third quarter of 2005, and the fire on the Trident 20 in the third quarter of 2004 with no comparable activity in 2005.

The decrease in depreciation expense was due primarily to extending the useful lives of four rigs with original useful lives from 30 to 32 years to 35 years and the reduction in depreciation on one rig and certain other equipment that were substantially depreciated during 2004.

Index

Total Company Results of Operations

	Three Months Ended
	September 30,
	2005	2004	Change	% Change
	(In millions, except % change)

General and Administrative Expense	$19.4	$15.2	$4.2	28%
Other (Income) Expense, net
Equity in earnings of unconsolidated affiliates	(1.8)	(1.7)	(0.1)	6%
Interest income	(5.2)	(2.5)	(2.7)	N/M
Interest expense	24.5	42.6	(18.1)	(42)%
Gain from TODCO Stock Sales	-	129.4	(129.4)	N/M
Loss on retirement of debt	0.6	-	0.6	N/M
Other, net	(9.7)	(0.1)	(9.6)	N/M
Income Tax Expense	24.7	6.3	18.4	N/M
Minority Interest	-	1.0	(1.0)	N/M
_________________________
“N/M” means not meaningful

The increase in general and administrative expense was primarily attributable to increases of approximately $1.8 million in labor and stock based compensation expense and $2.2 million in accounting, legal and professional fees.

The decrease in interest expense was primarily attributable to reductions of $16.6 million associated with debt that was redeemed, retired or repurchased during or subsequent to the third quarter of 2004. Additional decreases resulted from $1.1 million of interest expense in the third quarter of 2004 on TODCO’s debt with no comparable activity for the same period in 2005.

During the third quarter of 2004, we recognized gains of $129.4 million from TODCO Stock Sales. See “—TODCO Segment.”

The $9.6 million favorable change in other, net primarily relates to $10.1 million of income recognized under the tax sharing agreement with TODCO in the third quarter of 2005. See “—Significant Events.”

We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. The estimated annual effective tax rates for 2005 and 2004 were estimated to be approximately 17 percent and 44 percent, respectively, based on estimated 2005 and 2004 annual income before income taxes and minority interest after adjusting for certain items such as a portion of net gains on sales of assets, items related to the disposition of TODCO and losses on retirements of debt. The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses and benefits. The impact of the various discrete period tax items was a net benefit of $8.5 million reflected in the third quarter of 2005 resulting in an effective tax rate of 13 percent on income before income taxes and minority interest. The discrete items included a benefit of $13.1 million for the reduction in a valuation allowance related to U.K. net operating losses to record the expected realization of those losses based on improved market conditions and a benefit for the resolution of non-U.S. audits, partially offset by an expense to record a change in estimate related to the deferred tax assets retained by us after the disposition of TODCO. The estimated annual effective tax rate at September 30, 2004 increased from approximately 35 percent estimated at June 30, 2004 as a result of developments in the third quarter on certain international tax disputes and changes in the expected amount and geographical concentration of income. The net beneficial impact of the various discrete items of $18.3 million, including a decrease of approximately $14.0 million in the valuation allowance established at the time of the TODCO IPO and the catch-up effect of the increase in the annual effective tax rate, were reflected in the third quarter of 2004 resulting in an effective tax rate of 4 percent on income before income taxes and minority interest.

Index

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Following is an analysis of our Transocean Drilling segment operating results, as well as an analysis of income and expense categories that we have not allocated to our segment.

Transocean Drilling Segment

	Nine Months Ended
	September 30,
	2005	2004	Change	% Change
	(In millions, except day amounts and percentages)

Revenue earnings days	19,705	17,525	2,180	12%
Utilization	79%	68%	N/A	16%
Average dayrate	$102,400	$90,200	$12,200	14%

Contract drilling revenues	$2,018.3	$1,580.1	$438.2	28%
Other revenues	102.2	109.3	(7.1)	(6)%
	2,120.5	1,689.4	431.1	26%
Operating and maintenance expense	(1,267.3)	(1,031.8)	(235.5)	23%
Depreciation	(304.0)	(326.4)	22.4	(7)%
Gain from sale of assets, net	37.9	23.5	14.4	61%
Operating income before general and administrative expense	$587.1	$354.7	$232.4	66%
_________________
“N/A” means not applicable
“N/M” means not meaningful

The $438.2 million increase in contract drilling revenues was primarily related to increased activity resulting in higher average dayrates and utilization, lower revenues in 2004 of approximately $22.0 million resulting from a labor strike in Norway, a fire on the Trident 20 and the Jim Cunningham well control incident with no comparable activity in 2005. Partially offsetting these increases was a decrease in revenue of approximately $13.7 million resulting from the 2004 favorable settlement of the 2003 Discoverer Enterprise riser separation incident with no comparable activity in 2005.

Other revenues for the nine months ended September 30, 2005 decreased $7.1 million primarily due to a $18.3 million decrease in integrated services revenue, partially offset by an increase of $8.1 million from client reimbursable revenue and compensation received in 2005 relating to a 2004 labor strike of $4.9 million.

Operating and maintenance expenses increased by $235.5 million primarily from increased activity, pay raises to employees and vendor price increases resulting in higher labor and rig maintenance costs. Operating and maintenance expenses also increased as a result of the favorable settlement in 2004 of an insurance claim and a turnkey dispute with no comparable activity in 2005 and increased local personnel taxes in 2005 related to stock option exercises and restricted stock vestings with no comparable activity in 2004. Partially offsetting these increases were expenses incurred related to a fire on the Trident 20 in 2004 with no comparable activity in 2005, a favorable settlement of a vendor dispute and lower property damage and personal injury insurance claim expenses in 2005.

The decrease in depreciation expense was due primarily to extending the useful lives of four rigs, with original useful lives from 30 to 32 years to 35 years, and the reduction in depreciation on two rigs and certain other equipment that were substantially depreciated during 2004.

During the nine months ended September 30, 2005, we recognized net gains of $37.9 million related to the sale of the semisubmersible rig Sedco 600, the jackup rig Transocean Jupiter, a land rig and the sale of other assets. During the nine months ended September 30, 2004, this segment recognized net gains of $23.5 million related to the sale of the semisubmersible rig Sedco 602 and the sale of other assets.

Index

Total Company Results of Operations

	Nine Months Ended
	September 30,
	2005	2004	Change	% Change
	(In millions, except % change)

General and Administrative Expense	$55.5	$44.3	$11.2	25%
Other (Income) Expense, net
Equity in earnings of unconsolidated affiliates	(8.3)	(7.7)	(0.6)	8%
Interest income	(14.0)	(6.5)	(7.5)	N/M
Interest expense	87.4	132.6	(45.2)	(34)%
Gain from TODCO Stock Sales	(165.0)	(168.8)	3.8	(2)%
Loss on retirement of debt	7.3	28.1	(20.8)	(74)%
Other, net	(5.6)	(0.4)	(5.2)	N/M
Income Tax Expense	65.8	74.2	(8.4)	(11)%
Minority Interest	-	(5.4)	5.4	N/M
_________________________
“N/M” means not meaningful

The increase in general and administrative expense was primarily attributable to increases of approximately $4.8 million in accounting, legal and professional fees as well as $4.0 million in increased personnel cost and rent expense.

The increase in interest income was primarily due to an increase in average cash balances for 2005 compared to 2004 and an increase in interest rates on cash investments, the combination of which resulted in an increase in interest income of $6.5 million.

The decrease in interest expense was primarily attributable to reductions of $41.2 million associated with debt that was redeemed, retired or repurchased during or subsequent to the nine months ended September 30, 2004. Additional decreases resulted from $3.3 million of interest expense in the nine months ended September 30, 2004 on TODCO’s debt with no comparable activity for the same period in 2005.

Gains from TODCO Stock Sales decreased $3.8 million during the nine months ended September 30, 2005 compared to the same period in 2004. See “—TODCO Segment.”

During the nine months ended September 30, 2005, we recognized losses of $7.3 million related to the early redemption and repurchase of $782.2 million aggregate principal amount of our debt (see “—Significant Events”). During the nine months ended September 30, 2004, we recognized a $28.1 million loss related to the early redemption of $289.8 million aggregate principal amount of our debt.

The $5.2 million favorable change in other, net primarily relates to $10.1 million of income recognized under the tax sharing agreement with TODCO (see “―Significant Events”), partially offset by the effect of foreign currency exchange rate changes on our monetary assets and liabilities denominated in non-U.S. currencies.

We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. The estimated annual effective tax rates for 2005 and 2004 were estimated to be approximately 17 percent and 44 percent, respectively, based on estimated 2005 and 2004 annual income before income taxes and minority interest after adjusting for certain items such as a portion of net gains on sales of assets, items related to the disposition of TODCO and losses on retirements of debt. The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits. The impact of the various discrete period tax items was a net benefit of $9.3 million reflected in the nine months ended September 30, 2005, resulting in an effective tax rate of 10 percent on earnings before income taxes and minority interest. The discrete items included a benefit of $17.7 million for the reduction in a valuation allowance related to U.K. net operating losses to record the expected realization of those losses based on improved market conditions and a benefit for the resolution of non-U.S. audits, partially offset by expenses related to asset dispositions and changes in estimates related to deferred tax assets retained by us after the disposition of TODCO. For the nine months ended September 30, 2004, the impact of the various discrete items was a net expense of $12.7 million, including a provision for a valuation allowance of approximately $17.0 million related to the TODCO IPO, resulting in an effective tax rate of 25 percent on income before income taxes and minority interest.

Index

The decrease in minority interest was primarily attributable to the deconsolidation of TODCO.

TODCO Segment

In February 2004, we completed the TODCO IPO, in which we sold 13.8 million shares of TODCO class A common stock, representing 23 percent of TODCO’s total outstanding shares. In September 2004 and December 2004, respectively, we completed additional public offerings of TODCO common stock (respectively referred to as the “September 2004 Offering” and “December 2004 Offering” and, together with the TODCO IPO, the “2004 Offerings”). We sold 17.9 million shares of TODCO’s class A common stock (30 percent of TODCO’s total outstanding shares) in the September 2004 Offering and 15.0 million shares of TODCO’s class A common stock (25 percent of TODCO’s total outstanding shares) in the December 2004 Offering. Prior to the December 2004 Offering, we held TODCO class B common stock, which was entitled to five votes per share (compared to one vote per share of TODCO class A common stock) and converted automatically into class A common stock upon any sale by us to a third party. In connection with the December 2004 Offering, we converted all of our remaining TODCO class B common stock not sold in the 2004 Offerings into shares of class A common stock. After the 2004 Offerings, we held a 22 percent ownership and voting interest in TODCO, represented by 13.3 million shares of class A common stock.

We consolidated TODCO in our financial statements as a business segment through December 16, 2004, and that portion of TODCO that we did not own was reflected as minority interest in our consolidated statements of operations and balance sheets. We deconsolidated TODCO from our consolidated statements of operations and balance sheets effective December 17, 2004 and subsequently accounted for our investment in TODCO under the equity method of accounting. After the May Offering, we accounted for our remaining investment using the cost method of accounting. As a result of the June Sale, we no longer own any shares of TODCO’s common stock.

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

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes to these policies during the nine months ended September 30, 2005. These policies require significant judgments and estimates used in the preparation of our consolidated financial statements. Management has discussed each of these critical accounting policies and estimates with the audit committee of the board of directors.

Index

Retirement Plans and Other Postemployment Benefits

Defined Benefit Pension Plans—We have several defined benefit pension plans, both funded and unfunded, covering substantially all U.S. employees. We also have various defined benefit plans in certain non-U.S. locations as well as certain frozen plans acquired in connection with the R&B Falcon merger.

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

Off-Balance Sheet Arrangement

We leased the semisubmersible rig M. G. Hulme, Jr. from Deep Sea Investors, L.L.C. (“Deep Sea Investors”), a special purpose entity formed by several leasing companies to acquire the rig from one of our subsidiaries in November 1995 in a sale/leaseback transaction. We accounted for the lease of this semisubmersible drilling rig as an operating lease. We recorded $4.6 million and $9.5 million of such rent expense in the nine months ended September 30, 2005 and 2004, respectively. In May 2005, we purchased the rig for $42.5 million. The rig was reflected as property and equipment in the consolidated balance sheet at September 30, 2005.

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

New Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which requires retrospective application to all prior period financial statements presented for voluntary changes in accounting principle unless it is impracticable.  This statement replaces APB 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in reporting entity and the correction of errors.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS 154 effective January 1, 2006, and we do not expect the adoption of this statement to have an impact on our consolidated financial position, results of operations or cash flows.

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

Although we will adopt SFAS 123(R) effective January 1, 2006, we have not yet determined which method we will use. We adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the Prospective Method as described in SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. While we currently use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees, which is an acceptable share-based award valuation model, we may choose some other model that is also acceptable in determining fair value of stock awards upon adoption of SFAS 123(R). Because SFAS 123(R) must be applied to unvested awards granted and accounted for under APB 25, any additional compensation costs not previously recognized under SFAS 123 will be recognized under SFAS 123(R). Our APB 25 options vested in the third quarter of 2005. If we adopt SFAS 123(R) using the Prospective Method, there would be no impact on our consolidated financial position, results of operations or cash flows. If we adopt using the Retrospective Method, the impact would approximate the amounts described in our pro forma net income and earnings per share disclosure in Note 2 to our condensed consolidated financial statements under “Item 1. Financial Statements” included elsewhere in this quarterly report. In addition to the compensation cost recognition requirements, SFAS 123(R) also requires the tax deduction benefits for an award in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow, which is currently required under SFAS 95. While we cannot estimate what these amounts will be in the future (because they depend on, among other things, when employees exercise stock options), we reported operating cash flows related to tax deduction benefits of $15.2 million and $20.1 million for the three and nine months ended September 30, 2005, respectively. We reported operating cash flows related to the tax deduction benefits of $5.9 million for the year ended December 31, 2004.

Index

Forward-Looking Information

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that we or management “anticipates,” “believes,” “budgets,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “predicts,” or “projects” a particular result or course of events, or that such result or course of events “could,” “might,” “may,” “scheduled” or “should” occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this quarterly report include, but are not limited to, statements involving contract commencements, contract option exercises, revenues, expenses, commodity prices, customer drilling programs, supply and demand, utilization rates, dayrates, contract backlog, planned shipyard projects and rig mobilizations and their effects, the upgrade project for the Sedco 700-class rig with Shell, other major upgrades, rig relocations, expected downtime (including downtime with respect to the Deepwater Nautilus and Transocean Marianas), the impact of the hurricane damage to the Deepwater Nautilus and Transocean Marianas on operating income, capital expenditures and insurance proceeds, future activity in the deepwater, mid-water and the shallow and inland water market sectors, market outlook for our various geographical operating sectors, capacity constraints for fifth-generation rigs, rig classes and business segments, effects of new rigs on the market, the valuation allowance for deferred net tax assets of TODCO, the TODCO tax sharing dispute, intended reduction of debt and other uses of excess cash, including ordinary share repurchases, the timing and funding of share repurchases, planned asset sales, timing of asset sales, proceeds from asset sales, our effective tax rate, changes in tax laws, treaties and regulations, our Sarbanes-Oxley Section 404 process, changes in our internal control structure and the impact of these changes on the overall effectiveness of our controls, our other expectations with regard to market outlook, operations in international markets, expected capital expenditures, results and effects of legal proceedings and governmental audits and assessments, adequacy of insurance, liabilities for tax issues, recognition of loss on termination of our prior revolving credit agreement, recognition of gain on debt repurchase, liquidity, cash flow from operations, adequacy of cash flow for our obligations, effects of accounting changes, adoption of accounting policies, pension plan contributions and the timing and cost of completion of capital projects. Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to, those described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations―Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2004, the adequacy of sources of liquidity, the effect and results of litigation, audits and contingencies, our ongoing capital requirements, the price of our shares, regulatory considerations, cash flow generation, general market conditions and other factors discussed in this quarterly report and in our other filings with the SEC, which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

Index

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term and short-term debt. The table below presents scheduled debt maturities and related weighted-average interest rates for each of the 12-month periods ending September 30 relating to debt obligations as of September 30, 2005.

At September 30, 2005 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a) (b)							Fair Value
	2006	2007	2008	2009	2010	Thereafter	Total	09/30/05
Total debt
Fixed Rate	$400.0	$100.0	$19.0	$-	$-	$1,069.4	$1,588.4	$1,849.7
Average interest rate	1.5%	7.5%	2.8%	-%	-%	7.4%	5.8%
__________________________
(a)
Maturity dates of the face value of our debt assume the put options on the 1.5% Convertible Debentures, the 7.45% Notes and the Zero Coupon Convertible Debentures will be exercised in May 2006, April 2007 and May 2008, respectively.

(b)	Expected maturity amounts are based on the face value of debt.

At September 30, 2005, we had no variable rate debt and as such interest expense had no exposure to changes in interest rates. However, a large part of our cash investments would earn commensurately higher rates of return if interest rates increase. Using September 30, 2005 cash investment levels, a one percentage point change in interest rates would result in a corresponding change in interest income of approximately $5.1 million per year.

Foreign Exchange Risk

Our international operations expose us to foreign exchange risk. We use a variety of techniques to minimize the exposure to foreign exchange risk, including customer contract payment terms and the possible use of foreign exchange derivative instruments. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies typically have not had a material impact on overall results. In situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. At September 30, 2005, we had no open foreign exchange derivative contracts.

Index

ITEM 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005 and provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Pursuant to our efforts relating to Section 404 of the Sarbanes-Oxley Act, we continued to make certain changes to our internal controls over financial reporting during the quarter ended September 30, 2005 that we believe better align these controls with the Section 404 requirements. However, there were no changes in these internal controls during that quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Several of our subsidiaries have been named, along with other defendants, in several complaints that have been filed in the Circuit Courts of the State of Mississippi involving over 700 persons that allege personal injury arising out of asbestos exposure in the course of their employment by some of these defendants between 1965 and 1986. The complaints also name as defendants certain of TODCO's subsidiaries to whom we may owe indemnity and other unaffiliated defendant companies, including companies that allegedly manufactured drilling related products containing asbestos that are the subject of the complaints. The number of unaffiliated defendant companies involved in each complaint ranges from approximately 20 to 70. The complaints allege that the defendant drilling contractors used those asbestos-containing products in offshore drilling operations, land based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability, and claims authorized under the Jones Act. The plaintiffs seek, among other things, awards of unspecified compensatory and punitive damages. The trial court has ordered that the plaintiffs provide additional information regarding their employment histories. We have not yet had an opportunity to conduct any discovery nor have we been able to definitively determine the number of plaintiffs that were employed by our subsidiaries or otherwise have any connection with our drilling operations. We intend to defend ourselves vigorously and, based on the limited information available to us at this time, we do not expect the liability, if any, resulting from these matters to have a material adverse effect on our consolidated financial position, results of operations and cash flows.

In 1990 and 1991, two of our subsidiaries were served with various assessments collectively valued at approximately $7 million from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services. We believe that neither subsidiary is liable for the taxes and have contested the assessments in the Brazilian administrative and court systems. We have received several adverse rulings by various courts with respect to a June 1991 assessment, which is valued at approximately $6 million. We are continuing to challenge the assessment, however, and have an action to stay execution of a related tax foreclosure proceeding. We expect that the government will attempt to enforce the judgment on this assessment and that the amount claimed may exceed the amounts we believe are at issue. We have received a favorable ruling in connection with a disputed August 1990 assessment but the government has appealed that ruling. We also are awaiting a ruling from the Taxpayer's Council in connection with an October 1990 assessment. If our defenses are ultimately unsuccessful, we believe that the Brazilian government-controlled oil company, Petrobras, has a contractual obligation to reimburse us for municipal tax payments required to be paid by them. We do not expect the liability, if any, resulting from these assessments to have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 2005	2,638	$55.67	N/A	N/A
August 2005	48	$47.01	N/A	N/A
September 2005	-	-	N/A	N/A
Total	2,686	$55.52	N/A	N/A
__________
(1)
The issuer purchases during the period covered by this report represents shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan to pay withholding taxes due upon vesting of a restricted stock award.

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

*10.1	Executive Change of Control Severance Benefit (incorporated by reference to our Current Report on Form 8-K filed on July 19, 2005)

†31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________________________
* Incorporated by reference as indicated.
† Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on November 8, 2005.

TRANSOCEAN INC.

By: /s/ Gregory L. Cauthen
Gregory L. Cauthen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By: /s/ David A. Tonnel
David A. Tonnel
Vice President and Controller
(Principal Accounting Officer)