Form 10-K
period 2005-12-31
TRANSOCEAN INC
filed 2006-03-09
CIK 1083269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2005, 328,508,472 ordinary shares were outstanding and the aggregate market value of such shares held by non-affiliates was approximately $17.7 billion (based on the reported closing market price of the ordinary shares on such date of $53.97 and assuming that all directors and executive officers of the Company are “affiliates,” although the Company does not acknowledge that any such person is actually an “affiliate” within the meaning of the federal securities laws). As of February 28, 2006, 325,966,986 ordinary shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2005, for its 2006 annual general meeting of shareholders, are incorporated by reference into Part III of this Form 10-K.

TRANSOCEAN INC. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

Index

Forward-Looking Information

The statements included in this annual report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that we or management “anticipates,” “believes,” “budgets,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “predicts,” or “projects” a particular result or course of events, or that such result or course of events “could,” “might,” “may,” “scheduled” or “should” occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this annual report include, but are not limited to, statements involving contract commencements, contract option exercises, revenues, expenses, results of operations, commodity prices, customer drilling programs, supply and demand, utilization rates, dayrates, contract backlog, planned shipyard projects and rig mobilizations and their effects, newbuild projects and opportunities, the upgrade projects for the Sedco 700-series semisubmersible rigs, other major upgrades, rig reactivations, expected downtime (including downtime with respect to the Deepwater Nautilus and Transocean Marianas), the impact of the hurricane damage to the Deepwater Nautilus and Transocean Marianas on operating income, capital expenditures and insurance proceeds, PetroJack ASA options, future activity in the deepwater, mid-water and the shallow and inland water market sectors, market outlook for our various geographical operating sectors, capacity constraints for fifth-generation rigs, rig classes and business segments, effects of new rigs on the market, income related to the TODCO tax sharing agreement, the TODCO tax sharing agreement dispute, intended reduction of debt and other uses of excess cash, including ordinary share repurchases, the timing and funding of share repurchases, planned asset sales, timing of asset sales, proceeds from asset sales, our effective tax rate, changes in tax laws, treaties and regulations, our other expectations with regard to market outlook, operations in international markets, expected capital expenditures, results and effects of legal proceedings and governmental audits and assessments, adequacy of insurance, liabilities for tax issues, liquidity, cash flow from operations, adequacy of cash flow for our obligations, effects of accounting changes, adoption of accounting policies, pension plan and other postretirement benefit plan contributions and benefit payments and the timing and cost of completion of capital projects. Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to, those described under “Item 1A. Risk Factors,” the adequacy of sources of liquidity, the effect and results of litigation, audits and contingencies and other factors discussed in this annual report and in the Company's other filings with the SEC, which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

Index

PART I

ITEM 1.	Business

Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells. As of March 2, 2006, we owned, had partial ownership interests in or operated 89 mobile offshore and barge drilling units. As of this date, our fleet included 32 High-Specification semisubmersibles and drillships (“floaters”), 23 Other Floaters, 25 Jackup Rigs and 9 Other Rigs.

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

Background of Transocean

In June 1993, the Company, then known as “Sonat Offshore Drilling Inc.,” completed an initial public offering of approximately 60 percent of the outstanding shares of its common stock as part of its separation from Sonat Inc., and in July 1995 Sonat Inc. sold its remaining 40 percent interest in the Company through a secondary public offering. In September 1996, the Company acquired Transocean ASA, a Norwegian offshore drilling company, and changed its name to “Transocean Offshore Inc.” On May 14, 1999, we completed a corporate reorganization by which we changed our place of incorporation from Delaware to the Cayman Islands.

In December 1999, we completed our merger with Sedco Forex Holdings Limited (“Sedco Forex”), the former offshore contract drilling business of Schlumberger Limited (“Schlumberger”). Effective upon the merger, we changed our name to “Transocean Sedco Forex Inc.” On January 31, 2001, we completed our merger transaction (the “R&B Falcon merger”) with R&B Falcon Corporation (“R&B Falcon”). At the time of the merger, R&B Falcon operated a diverse global drilling rig fleet, consisting of drillships, semisubmersibles, jackup rigs and other units in addition to the Gulf of Mexico Shallow and Inland Water segment fleet. R&B Falcon and the Gulf of Mexico Shallow and Inland Water segment later became known as TODCO (together with its subsidiaries and predecessors, unless the context requires otherwise, “TODCO”), a publicly traded company and a former wholly-owned subsidiary. In preparation for the initial public offering discussed below, we transferred all assets and subsidiaries out of R&B Falcon that were unrelated to the Gulf of Mexico Shallow and Inland Water business. In May 2002, we changed our name to “Transocean Inc.”

In February 2004, we completed an initial public offering (the “TODCO IPO”) of common stock of TODCO in which we sold 13.8 million shares of TODCO class A common stock, representing 23 percent of TODCO’s total outstanding shares. In September 2004 and December 2004, respectively, we completed additional public offerings of TODCO common stock (respectively referred to as the “September 2004 Offering” and “December 2004 Offering” and, together with the TODCO IPO, the “2004 Offerings”). We sold 17.9 million shares of TODCO’s class A common stock (30 percent of TODCO’s total outstanding shares) in the September 2004 Offering and 15.0 million shares of TODCO’s class A common stock (25 percent of TODCO’s total outstanding shares) in the December 2004 Offering. Prior to the December 2004 Offering, we held TODCO class B common stock, which was entitled to five votes per share (compared to one vote per share of TODCO class A common stock) and converted automatically into class A common stock upon any sale by us to a third party. In conjunction with the December 2004 Offering, we converted all of our remaining TODCO class B common stock not sold in the 2004 Offerings into shares of class A common stock. After the 2004 Offerings, we held a 22 percent ownership and voting interest in TODCO, represented by 13.3 million shares of class A common stock.

We consolidated TODCO in our financial statements through December 16, 2004 and that portion of TODCO that we did not own was reported as minority interest in our consolidated statements of operations and balance sheets. As a result of the conversion of the TODCO class B common stock into class A common stock, we no longer had a majority voting interest in TODCO and no longer consolidated TODCO in our financial statements but accounted for our remaining investment using the equity method of accounting.

In May 2005 and June 2005, respectively, we completed a public offering of TODCO common stock and a sale of TODCO common stock pursuant to Rule 144 under the Securities Act of 1933, as amended (respectively referred to as the “May Offering” and the “June Sale,” collectively referred to as the “2005 Offering and Sale,” and, collectively with the 2004 Offerings, the “TODCO Stock Sales”). We sold 12.0 million shares of TODCO’s class A common stock (20 percent of TODCO’s total outstanding shares) in the May Offering and our remaining 1.3 million shares of TODCO’s class A common stock (two percent of TODCO’s total outstanding shares) in the June Sale. After the May Offering, we accounted for our remaining investment using the cost method of accounting. As a result of the June Sale, we no longer own any shares of TODCO’s common stock.

Index

For information about the revenues, operating income, assets and other information relating to our business segments and the geographic areas in which we operate, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 22 to our consolidated financial statements included in Item 8 of this report.

Drilling Fleet

We principally operate three types of drilling rigs:

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

As of March 2, 2006, our fleet of 89 rigs, which excludes assets held for sale, included:

•	32 High-Specification Floaters, which are comprised of:

-	13 Fifth-Generation Deepwater Floaters;

-	15 Other Deepwater Floaters; and

-	four Other High-Specification Floaters;

•	23 Other Floaters;

•	25 Jackups; and

•	9 Other Rigs, which are comprised of:

-	three barge drilling rigs;

-	four tenders;

-	one mobile offshore production unit; and

-	one coring drillship.

As of March 2, 2006, our fleet was located in the U.S. Gulf of Mexico (12 units), Trinidad (one unit), Canada (one unit), Brazil (eight units), North Europe (17 units), the Mediterranean and Middle East (five units), the Caspian Sea (one unit), West Africa (16 units), India (10 units) and Asia and Australia (18 units).

We periodically review the use of the term “deepwater” in connection with our fleet. The term as used in the drilling industry to denote a particular sector of the market varies somewhat and continues to evolve with technological improvements. We generally view the deepwater market sector as that which begins in water depths of approximately 4,500 feet.

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

Index

Drillships are generally self-propelled, shaped like conventional ships and are the most mobile of the major rig types. All of our drillships are dynamically positioned, which allows them to maintain position without anchors through the use of their onboard propulsion and station-keeping systems. Some of our drillships can also be operated in a moored configuration. Drillships typically have greater load capacity than early generation semisubmersible rigs. This enables them to carry more supplies on board, which often makes them better suited for drilling in remote locations where resupply is more difficult. However, drillships are typically limited to calmer water conditions than those in which semisubmersibles can operate. Our three Enterprise-class drillships include our patented dual-activity technology. Dual-activity technology includes structures and techniques for using two drilling stations within a single derrick to perform drilling tasks. Dual-activity technology allows our rigs to perform simultaneous drilling tasks in a parallel rather than sequential manner. Dual-activity technology reduces critical path activity and improves efficiency in both exploration and development drilling.

Semisubmersibles are floating vessels that can be submerged by means of a water ballast system such that the lower hulls are below the water surface during drilling operations. These rigs are capable of maintaining their position over the well through the use of an anchoring system or a computer controlled dynamic positioning thruster system. Some semisubmersible rigs are self-propelled and move between locations under their own power when afloat on pontoons although most are relocated with the assistance of tugs. Typically, semisubmersibles are better suited for operations in rougher water conditions than drillships. Our three Express-class semisubmersibles are designed for mild environments and are equipped with the unique tri-act derrick, which was designed to reduce overall well construction costs and effectively integrate new technology.

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

Rigs described in the following tables with a customer name are under contract, including rigs being mobilized under contract. Rigs described as “warm stacked” are not under contract and may require the hiring of additional crew, but are generally ready for service with little or no capital expenditures and are being actively marketed. Rigs described as “upgrade” are undergoing a shipyard project to enhance the operational capabilities of the rig, and rigs described as “reactivation” are in the process of being reactivated to return to service. Rigs described as “cold stacked” are not being actively marketed on short or near term contracts, generally cannot be reactivated upon short notice and normally require the hiring of most of the crew, a maintenance review and possibly significant refurbishment before they can be reactivated. Our cold stacked rigs and some of our warm stacked rigs would require additional costs to return to service. The actual cost, which could fluctuate over time, is dependent upon various factors, including the availability and cost of shipyard facilities, cost of equipment and materials and the extent of repairs and maintenance that may ultimately be required. For some of these rigs, the cost could be significant. We would take these factors into consideration together with market conditions, length of contract and dayrate and other contract terms in deciding whether to return a particular idle rig to service. When market conditions are depressed, we may consider marketing some of our cold stacked rigs for alternative uses, including as accommodation units, from time to time until drilling activity increases and we obtain drilling contracts for these units.

Index

High-Specification Floaters (32)

The following tables provide certain information regarding our High-Specification Floaters as of March 2, 2006:

Name	Type	Year Entered Service/ Upgraded(a)	Water Depth Capacity (in feet)	Drilling Depth Capacity (in feet)	Location	Customer	Estimated Expiration (b)
Fifth-Generation Deepwater Floaters (13)
Deepwater Discovery (c)	HSD	2000	10,000	30,000	Nigeria	ExxonMobil	April 2006
					Nigeria	Chevron	June 2006
					Nigeria	Petrobras	August 2006
					Nigeria	Shipyard	September 2006
					Nigeria	Total	September 2008
					Brazil	Devon	December 2011
Deepwater Expedition (c)	HSD	1999	10,000	30,000	Brazil	Petrobras	May 2006
					-	Mob/Contract Prep	July 2006
					Egypt	Shell	November 2006
					-	Mob/Contract Prep	December 2006
					Morocco	Petronas	March 2007
					-	Mob/Contract Prep	May 2007
					India	Reliance	June 2009
Deepwater Frontier (c)	HSD	1999	10,000	30,000	Brazil	Petrobras	June 2006
					-	Mob/Contract Prep	September 2006
					India	Reliance	October 2008
					India	Shipyard	November 2008
					India	Reliance	December 2011
Deepwater Millennium (c)	HSD	1999	10,000	30,000	U.S. Gulf	Anadarko	June 2010
Deepwater Pathfinder (c)	HSD	1998	10,000	30,000	Nigeria	Devon/Shell/Conoco	August 2006
					Nigeria	Shell/Agip/Petrobras	June 2007
					Nigeria	Shipyard	June 2007
					Nigeria	Devon	September 2007
					Nigeria	Shell/Agip/Petrobras	December 2008
Discoverer Deep Seas (c) (e)	HSD	2001	10,000	35,000	U.S. Gulf	Chevron	March 2007
					U.S. Gulf	Shipyard	March 2007
					U.S. Gulf	Chevron	January 2011
Discoverer Enterprise (c) (e)	HSD	1999	10,000	35,000	U.S. Gulf	BP	December 2010
Discoverer Spirit (c) (e)	HSD	2000	10,000	35,000	U.S. Gulf	Chevron	March 2006
					U.S. Gulf	Shell	August 2007
					U.S. Gulf	Anadarko	August 2010
Deepwater Horizon (c)	HSS	2001	10,000	30,000	U.S. Gulf	BP	September 2010
Cajun Express (c) (f)	HSS	2001	8,500	35,000	U.S. Gulf	Chevron	May 2006
					U.S. Gulf	Shipyard	June 2006
					U.S. Gulf	Chevron	January 2010
Deepwater Nautilus (d)	HSS	2000	8,000	30,000	U.S. Gulf	Shell	May 2006
					U.S. Gulf	Shipyard	July 2006
					U.S. Gulf	Shell	December 2008
Sedco Energy (c) (f)	HSS	2001	7,500	25,000	Nigeria	Chevron	December 2007
Sedco Express (c) (f)	HSS	2001	7,500	25,000	Angola	BP	April 2007
					Angola	Shipyard	May 2007
					Angola	BP	June 2008

Other Deepwater Floaters (15)
Deepwater Navigator (c)	HSD	2000	7,200	25,000	Brazil	KMG/Devon	May 2006
					Brazil	Shell	December 2006
					Brazil	Petrobras	January 2011

Index

Name	Type	Year Entered Service/ Upgraded(a)	Water Depth Capacity (in feet)	Drilling Depth Capacity (in feet)	Location	Customer	Estimated Expiration (b)
Discoverer 534 (c)	HSD	1975/1991	7,000	25,000	Singapore	Mob/Contract Prep	April 2006
					China	Husky	June 2006
					-	Shipyard	March 2007
					India	Reliance	October 2009
Discoverer Seven Seas (c)	HSD	1976/1997	7,000	25,000	India	ONGC	March 2006
					India	Shipyard	May 2006
					India	ONGC	April 2007
					India	Shipyard	July 2007
					India	ONGC	August 2010
Transocean Marianas	HSS	1979/1998	7,000	25,000	U.S. Gulf	Shipyard	March 2006
					U.S. Gulf	BP	April 2006
					U.S. Gulf	Shipyard	May 2006
					U.S. Gulf	BP	December 2006
					U.S. Gulf	BP	January 2010
Sedco 707 (c)	HSS	1976/1997	6,500	25,000	Brazil	Petrobras	April 2006
					Brazil	Shipyard	June 2006
					Brazil	Petrobras	April 2010
Jack Bates	HSS	1986/1997	5,400	30,000	Australia	Woodside	April 2006
					Australia	Chevron	July 2006
					-	Mob/Contract Prep	October 2006
					U.S. Gulf	Woodside	November 2008
Peregrine I (c)	HSD	1982/1996	5,200	25,000	Brazil	Petrobras	January 2009
Sedco 709 (c)	HSS	1977/1999	5,000	25,000	Angola	ExxonMobil	April 2006
					S. Africa	Mob/Contract Prep	September 2006
					Nigeria	Shell	September 2008
M. G. Hulme, Jr.	HSS	1983/1996	5,000	25,000	Nigeria	Total	August 2006
Transocean Richardson	HSS	1988	5,000	25,000	Ivory Coast	CNR	April 2006
					Ivory Coast	Shipyard	May 2006
					Angola	Total	June 2007
Jim Cunningham	HSS	1982/1995	4,600	25,000	Nigeria	Agip	February 2007
					-	Shipyard	March 2007
					Angola	ExxonMobil	March 2009
Transocean Leader	HSS	1987/1997	4,500	25,000	Norwegian N. Sea	Statoil	July 2007
					Norwegian N. Sea	Shipyard	August 2007
					Norwegian N. Sea	Statoil	June 2008
Transocean Rather	HSS	1988	4,500	25,000	U.K. North Sea	BP	April 2006
					U.K. North Sea	Shell	July 2006
					U.K. North Sea	Chevron	December 2006
					U.K. North Sea	BP	September 2007
					U.K. North Sea	Shipyard	October 2007
					U.K. North Sea	BP	December 2007
Sovereign Explorer	HSS	1984	4,500	25,000	Trinidad	BG	April 2006
					-	Shipyard	May 2006
					Venezuela	Statoil	November 2006
					-	Shipyard	June 2007
Sedco 710 (c)	HSS	1983/2001	4,500	25,000	Brazil	Petrobras	February 2006
					Brazil	Shipyard	March 2006
					Brazil	Petrobras	February 2007
					Brazil	Shipyard	April 2007
					Brazil	Petrobras	December 2010

Index

Name	Type	Year Entered Service/ Upgraded(a)	Water Depth Capacity (in feet)	Drilling Depth Capacity (in feet)	Location	Customer	Estimated Expiration (b)
Other High-Specification Floaters (4)
Henry Goodrich	HSS	1985	2,000	30,000	Canada	Terra Nova	August 2006
Paul B. Loyd, Jr.	HSS	1990	2,000	25,000	U.K. North Sea	BP	June 2006
					U.K. North Sea	Shipyard	July 2006
					U.K. North Sea	BP	April 2009
Transocean Arctic	HSS	1986	1,650	25,000	Norwegian N. Sea	Statoil	September 2007
					Norwegian N. Sea	Shipyard	October 2007
					Norwegian N. Sea	Statoil	November 2010
Polar Pioneer	HSS	1985	1,500	25,000	Norwegian N. Sea	Statoil	July 2009

“HSD” means high-specification drillship.
“HSS” means high-specification semisubmersible.

(a)	Dates shown are the original service date and the date of the most recent upgrade, if any.
(b)
Expiration dates represent our current estimate of the earliest date that the contract for each rig is likely to expire or the shipyard, mobilization/contract preparation, reactivation or upgrade is likely to be complete. Some rigs have two or more contracts in continuation, so the last line shows the last expected termination date. Some contracts may permit the client to extend the contract.

(c)	Dynamically positioned.
(d)	The Deepwater Nautilus is leased from its owner, an unrelated third party, pursuant to a fully defeased lease arrangement.
(e)	Enterprise-class rig.
(f)	Express-class rig.

Other Floaters (23)

The following table provides certain information regarding our Other Floaters as of March 2, 2006:

Name	Type	Year Entered Service/ Upgraded(a)	Water Depth Capacity (in feet)	Drilling Depth Capacity (in feet)	Location	Customer	Estimated Expiration (b)
Sedco 700	OS	1973/1997	3,600	25,000	E. Guinea	A. Hess	January 2007
Transocean Amirante	OS	1978/1997	3,500	25,000	U.S. Gulf	ENI	March 2006
					U.S. Gulf	ENI/Nexen	July 2006
					U.S. Gulf	Remington	December 2006
					U.S. Gulf	Shipyard	January 2007
Transocean Legend	OS	1983	3,500	25,000	Korea	KNOC	March 2006
					-	Mob/Contract Prep	April 2006
					Sakhalin Is.	BP	November 2007
C. Kirk Rhein, Jr.	OS	1976/1997	3,300	25,000	U.S. Gulf	Cold stacked	-
Transocean Driller	OS	1991	3,000	25,000	Brazil	Petrobras	February 2006
					Brazil	Shipyard	March 2006
					Brazil	Petrobras	August 2010
Falcon 100	OS	1974/1999	2,400	25,000	U.S. Gulf	DeepGulf Energy	April 2006
					U.S. Gulf	Petrobras	March 2007
Sedco 703	OS	1973/1995	2,000	25,000	Australia	Woodside	January 2007
Sedco 711	OS	1982	1,800	25,000	U.K. North Sea	Shell	June 2007
					U.K. North Sea	Shipyard	July 2007
					U.K. North Sea	Shell	October 2008
Transocean John Shaw	OS	1982	1,800	25,000	U.K. North Sea	Nexen	June 2007
					-	Shipyard	July 2007
Sedco 714	OS	1983/1997	1,600	25,000	U.K. North Sea	Total	May 2007
Sedco 712	OS	1983	1,600	25,000	U.K. North Sea	Oilexco	March 2008

Index

Name	Type	Year Entered Service/ Upgraded(a)	Water Depth Capacity (in feet)	Drilling Depth Capacity (in feet)	Location	Customer	Estimated Expiration (b)
Actinia	OS	1982	1,500	25,000	India	Reliance	July 2006
					India	Shipyard	August 2006
					India	Reliance	September 2006
Sedco 601	OS	1983	1,500	25,000	Indonesia	Santos	November 2006
Sedco 702 (d)	OS	1973/1992	1,500	25,000	Singapore	Upgrade	April 2008
					TBD	Shell	July 2010
Sedneth 701	OS	1972/1993	1,500	25,000	Angola	Chevron	April 2006
					Angola	Shipyard	June 2006
					Angola	Chevron	June 2007
Transocean Prospect	OS	1983/1992	1,500	25,000	U.K. North Sea	Reactivation	May 2006
					U.K. North Sea	CNR	June 2008
Transocean Searcher	OS	1983/1988	1,500	25,000	Norwegian N. Sea	Statoil	October 2006
Transocean Winner	OS	1983	1,500	25,000	Norwegian N. Sea	Reactivation	September 2006
					Norwegian N. Sea	TBD	October 2009
Transocean Wildcat	OS	1977/1985	1,300	25,000	U.K. North Sea	Cold stacked	-
Transocean Explorer	OS	1976	1,250	25,000	U.K. North Sea	Cold stacked	-
J. W. McLean	OS	1974/1996	1,250	25,000	U.K. North Sea	ConocoPhillips	March 2006
					U.K. North Sea	Shipyard	April 2006
					U.K. North Sea	Shell	May 2008
Sedco 704	OS	1974/1993	1,000	25,000	U.K. North Sea	Venture	October 2006
					U.K. North Sea	BG	March 2007
					U.K. North Sea	Shipyard	March 2007
					U.K. North Sea	BP	April 2008
Sedco 706 (d)	OS	1976/1994	1,000	25,000	U.K. North Sea	Total	June 2006
					TBD	Upgrade	February 2008
					Brazil	Chevron	March 2011

“OD” means other drillship.
“OS” means other semisubmersible.
“TBD” means to be determined.

(a)	Dates shown are the original service date and the date of the most recent upgrade, if any.
(b)
Expiration dates represent our current estimate of the earliest date that the contract for each rig is likely to expire or the shipyard, mobilization/contract preparation, reactivation or upgrade is likely to be complete. Some rigs have two or more contracts in continuation, so the last line shows the last expected termination date. Some contracts may permit the client to extend the contract.

(c)	Dynamically positioned.
(d)
In the fourth quarter of 2005, we entered into agreements with clients to upgrade two of our Sedco 700-series semisubmersible rigs in our Other Floaters fleet at a cost expected to be approximately $300 million for each rig. The Sedco 702 and Sedco 706 upgrades are scheduled to commence in early 2006 and in the third quarter of 2007, respectively. Once completed, these units will become part of our High-Specification Floaters fleet.

Jackups (25)

The following table provides certain information regarding our Jackups fleet as of March 2, 2006:

Name	Year Entered Service/ Upgraded(a)	Water Depth Capacity (in feet)	Drilling Depth Capacity (in feet)	Location	Customer	Estimated Expiration (b)
Trident IX	1982	400	21,000	Vietnam	JVPC	August 2006
Trident 17	1983	355	25,000	Vietnam	Petronas Carigali	June 2006
Trident 20	2000	350	25,000	Caspian Sea	Petronas Carigali	January 2010
Harvey H. Ward	1981	300	25,000	Malaysia	Petronas Carigali	July 2006
				Malaysia	Talisman	July 2008
J. T. Angel	1982	300	25,000	Indonesia	EMP	March 2006

Index

Name	Year Entered Service/ Upgraded(a)	Water Depth Capacity (in feet)	Drilling Depth Capacity (in feet)	Location	Customer	Estimated Expiration (b)
				Singapore	Shipyard	June 2006
				India	ONGC	January 2010
Roger W. Mowell	1982	300	25,000	Malaysia	Talisman	November 2008
Ron Tappmeyer	1978	300	25,000	India	ONGC	December 2006
				India	Shipyard	January 2007
				India	ONGC	January 2010
D. R. Stewart	1980	300	25,000	Italy	ENI	March 2007
Randolph Yost	1979	300	25,000	India	ONGC	December 2006
				India	Shipyard	February 2007
				India	ONGC	February 2010
C. E. Thornton	1974	300	25,000	India	ONGC	October 2007
				India	Shipyard	October 2007
F. G. McClintock	1975	300	25,000	India	ONGC	January 2008
Shelf Explorer	1982	300	25,000	Indonesia	Pearl Oil	April 2006
				Indonesia	Chevron	September 2006
Transocean III	1978/1993	300	20,000	Egypt	Zeitco	July 2006
				Egypt	Shipyard	July 2006
				Egypt	Zeitco	August 2007
Transocean Nordic	1984	300	25,000	India	ONGC	March 2007
				-	Shipyard	March 2007
Trident II	1977/1985	300	25,000	India	ONGC	November 2006
				India	Shipyard	March 2007
				India	ONGC	March 2010
Trident IV	1980/1999	300	25,000	Nigeria	Chevron	December 2006
				Nigeria	Shipyard	January 2007
				Nigeria	Chevron	March 2008
Trident VIII	1981	300	21,000	-	Mob/Contract Prep	March 2006
				Nigeria	Conoil	April 2008
Trident XII	1982/1992	300	25,000	India	ONGC	October 2006
				-	Mob/Contract Prep	January 2007
				India	ONGC	December 2009
Trident XIV	1982/1994	300	20,000	Cabinda	Chevron	April 2006
				-	Shipyard	May 2006
Trident 15	1982	300	25,000	Thailand	Chevron	December 2006
				Thailand	Shipyard	April 2007
				Thailand	Chevron	June 2011
Trident 16	1982	300	25,000	Malaysia	Chevron	September 2007
George H. Galloway	1984	300	25,000	Italy	ENI	July 2008
Transocean Comet	1980	250	20,000	Egypt	GUPCO	November 2006
				Egypt	Shipyard	December 2006
				Egypt	GUPCO	October 2007
Transocean Mercury	1969/1998	250	20,000	Egypt	Petrobel	February 2008
Trident VI	1981	220	21,000	Vietnam	PetroVietnam	January 2007

(a)	Dates shown are the original service date and the date of the most recent upgrade, if any.
(b)
Expiration dates represent our current estimate of the earliest date that the contract for each rig is likely to expire or the shipyard, mobilization/contract preparation, reactivation or upgrade is likely to be complete. Some rigs have two or more contracts in continuation, so the last line shows the last expected termination date. Some contracts may permit the client to extend the contract.

Other Rigs

In addition to our floaters and jackups, we also own or operate several other types of rigs. These rigs include three drilling barges, four tenders, a mobile offshore production unit and a coring drillship.

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

Index

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

The “transition zone” market sector is characterized by marshes, rivers, lakes, shallow bay and coastal water areas. We operate in this sector using our drilling barges located in Southeast Asia.

Index

Operating Revenues and Long-Lived Assets by Country

Operating revenues and long-lived assets by country are as follows (in millions):

	Years ended December 31,
	2005	2004	2003
Operating Revenues
United States	$648	$856	$753
Brazil	265	278	317
India	296	271	120
United Kingdom	335	209	212
Other Countries (a)	1,348	1,000	1,032
Total Operating Revenues	$2,892	$2,614	$2,434

	As of December 31,
	2005	2004
Long-Lived Assets
United States	$2,311	$2,397
Brazil	762	865
Nigeria	980	811
Other Countries (a)	2,695	2,932
Total Long-Lived Assets	$6,748	$7,005

(a)
Other Countries represents countries in which we operate that individually had operating revenues or long-lived assets representing less than 10 percent of total operating revenues earned or total long-lived assets.

Integrated Services

From time to time, we provide well services in addition to our normal drilling services through third party contractors. We refer to these other services as integrated services. The work generally consists of individual contractual agreements to meet specific client needs and may be provided on either a dayrate or fixed price basis depending on the daily activity. As of March 2, 2006, we were performing such services in the North Sea and India. These integrated service revenues did not represent a material portion of our revenues for any period presented.

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

A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well or group of wells or covering a stated term. These contracts typically can be terminated by the client under various circumstances such as the loss or destruction of the drilling unit or the suspension of drilling operations for a specified period of time as a result of a breakdown of major equipment. Many of these events are beyond our control. The contract term in some instances may be extended by the client exercising options for the drilling of additional wells or for an additional term. Our contracts also typically include a provision that allows the client to extend the contract to finish drilling a well-in-progress. In reaction to depressed market conditions, our clients may seek renegotiation of firm drilling contracts to reduce their obligations or may seek to suspend or terminate their contracts. Some drilling contracts permit the customer to terminate the contract at the customer's option without paying a termination fee. Suspension of drilling contracts results in the reduction in or loss of dayrate for the period of the suspension. If our customers cancel some of our significant contracts and we are unable to secure new contracts on substantially similar terms, or if contracts are suspended for an extended period of time, it could adversely affect our results of operations.

Index

Significant Clients

We engage in offshore drilling for most of the leading international oil companies (or their affiliates), as well as for many government-controlled and independent oil companies. Major clients included BP, Shell, Petrobras, Chevron and ONGC. Our largest clients in 2005 were Chevron and BP accounting for 12.1 percent and 11.7 percent, respectively, of our 2005 operating revenues. No other client accounted for 10 percent or more of our 2005 operating revenues. The loss of any of these significant clients could, at least in the short term, have a material adverse effect on our results of operations.

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

Many of the other countries in whose waters we are presently operating or may operate in the future have regulations covering the discharge of oil and other contaminants in connection with drilling operations.

Governmental authorities in the U.S. are also reviewing various regulations relating to rig mooring requirements, particularly in the aftermath of the hurricane activity in 2005 in the Gulf of Mexico. We and the drilling industry are working with the pertinent authorities as part of this process.

Index

Although significant capital expenditures may be required to comply with various governmental laws and regulations, such compliance to date has not materially adversely affected our earnings or competitive position.

Employees

We require highly skilled personnel to operate our drilling units. As a result, we conduct extensive personnel recruiting, training and safety programs. At January 31, 2006, we had approximately 9,600 employees and we also utilized approximately 2,000 persons through contract labor providers. As of such date, approximately 14 percent of our employees and contract labor worldwide worked under collective bargaining agreements, most of whom worked in Norway, U.K. and Nigeria. Of these represented individuals, virtually all are working under agreements that are subject to salary negotiation in 2006. These negotiations could result in higher personnel expenses, other increased costs or increased operating restrictions.

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

Index

ITEM 1A.	Risk Factors

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

Our business depends on the level of activity in oil and gas exploration, development and production in market sectors worldwide, with the U.S. and international offshore areas being our primary market sectors. Oil and gas prices and market expectations of potential changes in these prices significantly affect this level of activity. However, higher commodity prices do not necessarily translate into increased drilling activity since our customers' expectations of future commodity prices typically drive demand for our rigs. Worldwide military, political and economic events have contributed to oil and gas price volatility and are likely to do so in the future. Oil and gas prices are extremely volatile and are affected by numerous factors, including the following:

•	worldwide demand for oil and gas,

•	the ability of OPEC to set and maintain production levels and pricing,

•	the level of production in non-OPEC countries,

•	the policies of various governments regarding exploration and development of their oil and gas reserves,

•	advances in exploration and development technology, and

•
the worldwide military and political environment, including uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in the Middle East or other geographic areas or further acts of terrorism in the United States, or elsewhere.

Our industry is highly competitive and cyclical, with intense price competition.

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

During prior periods of high utilization and dayrates, industry participants have increased the supply of rigs by ordering the construction of new units. This has typically resulted in an oversupply of drilling units and has caused a subsequent decline in utilization and dayrates, sometimes for extended periods of time. As of March 2, 2006, there are approximately 21 high-specification rigs and 51 jackup rigs under contract for construction with delivery dates ranging from 2006 to approximately 2010. There are also a number of mid-water semisubmersibles that are being upgraded to enhance their operating capability. The entry into service of these new and upgraded units will increase supply and could curtail a further strengthening of dayrates, or reduce them, in the affected markets or result in a softening of the affected markets as rigs are absorbed into the active fleet. Any further increase in construction of new drilling units would likely exacerbate the negative impact on utilization and dayrates. Lower utilization and dayrates in one or more of the regions in which we operate could adversely affect our revenues and profitability. Prolonged periods of low utilization and dayrates could also result in the recognition of impairment charges on certain classes of our drilling rigs or our goodwill balance if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs, or the goodwill balance, may not be recoverable.

Index

Our drilling contracts may be terminated due to a number of events.

Our customers may terminate or suspend some of our term drilling contracts under various circumstances such as the loss or destruction of the drilling unit, downtime or impaired performance caused by equipment or operational issues, some of which are beyond our control, or sustained periods of downtime due to force majeure events. Some drilling contracts permit the customer to terminate the contract at the customer's option without paying a termination fee. Suspension of drilling contracts results in loss of the dayrate for the period of the suspension. If our customers cancel some of our significant contracts and we are unable to secure new contracts on substantially similar terms, it could adversely affect our results of operations. In reaction to depressed market conditions, our customers may also seek renegotiation of firm drilling contracts to reduce their obligations.

Our business involves numerous operating hazards.

Our operations are subject to the usual hazards inherent in the drilling of oil and gas wells, such as blowouts, reservoir damage, loss of production, loss of well control, punch-throughs, craterings, fires and natural disasters such as hurricanes and tropical storms. The occurrence of these events could result in the suspension of drilling operations, damage to or destruction of the equipment involved and injury or death to rig personnel. We may also be subject to personal injury and other claims of rig personnel as a result of our drilling operations. Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, and failure of subcontractors to perform or supply goods or services or personnel shortages. In addition, offshore drilling operations are subject to perils peculiar to marine operations, including capsizing, grounding, collision and loss or damage from severe weather. Damage to the environment could also result from our operations, particularly through oil spillage or extensive uncontrolled fires. We may also be subject to property, environmental and other damage claims by oil and gas companies. Our insurance policies and contractual rights to indemnity may not adequately cover losses, and we do not have insurance coverage or rights to indemnity for all risks.

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

We have historically maintained broad insurance coverages, including coverages for property damage, occupational injury and illness, and general and marine third-party liabilities. Property damage insurance covers against marine and other perils, including losses due to capsizing, grounding, collision, fire, lightning, hurricanes, wind, storms, action of waves, punch-throughs, cratering, blowouts, explosion and war risks. We currently insure all of our offshore drilling equipment for general and third party liabilities, occupational and illness risks, and property damage. We also generally insure all of our offshore drilling rigs against property damage for amounts that take into account a number of factors including their approximate fair market value, replacement cost and net carrying value for financial reporting purposes.

In accordance with industry practices, we believe we are adequately insured for normal risks in our operations; however, such insurance coverage would not in all situations provide sufficient funds to protect us from all liabilities that could result from our drilling operations. Although our current practice is generally to insure all of our rigs as described above, our insurance would not completely cover the costs that would be required to replace certain of our units, including certain High-Specification Floaters. However, we may in the future take significant self-insured retentions for these coverages, and we may also decide to partially or fully self-insure our drilling rigs with respect to property damage. We do not carry insurance for loss of revenue and certain other claims may not be reimbursed by insurance carriers. Such lack of reimbursement may cause us to incur substantial costs.

Our non-U.S. operations involve additional risks not associated with our U.S. operations.

We operate in various regions throughout the world that may expose us to political and other uncertainties, including risks of:

•	terrorist acts, war and civil disturbances;
•	expropriation or nationalization of equipment; and
•	the inability to repatriate income or capital.

Index

We are protected to a substantial extent against loss of capital assets, but generally not loss of revenue, from most of these risks through insurance, indemnity provisions in our drilling contracts, or both. The necessity of insurance coverage for risks associated with political unrest, expropriation and environmental remediation for operating areas not covered under our existing insurance policies is evaluated on an individual contract basis. Although we maintain insurance in the areas in which we operate, pollution and environmental risks generally are not totally insurable. If a significant accident or other event occurs and is not fully covered by insurance or an enforceable or recoverable indemnity from a client, it could adversely affect our consolidated financial position, results of operations or cash flows. Moreover, no assurance can be made that we will be able to maintain adequate insurance in the future at rates we consider reasonable or be able to obtain insurance against certain risks, particularly in light of the instability and developments in the insurance markets following the terrorist attacks of September 11, 2001. As of March 2, 2006, all areas in which we were operating were covered by existing insurance policies.

Many governments favor or effectively require the awarding of drilling contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may adversely affect our ability to compete.

Our non-U.S. contract drilling operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to the equipment and operation of drilling units, currency conversions and repatriation, oil and gas exploration and development and taxation of offshore earnings and earnings of expatriate personnel. Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and gas and other aspects of the oil and gas industries in their countries. In addition, government action, including initiatives by OPEC, may continue to cause oil or gas price volatility. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil companies and may continue to do so.

Another risk inherent in our operations is the possibility of currency exchange losses where revenues are received and expenses are paid in nonconvertible currencies. We may also incur losses as a result of an inability to collect revenues because of a shortage of convertible currency available in the country of operation.

A change in tax laws of any country in which we operate could result in a higher tax rate on our worldwide earnings.

We operate worldwide through our various subsidiaries. Consequently, we are subject to changing tax laws and policies in the jurisdictions in which we operate, which could include laws or policies directed toward companies organized in jurisdictions with low tax rates. A material change in the tax laws or policies of any country in which we have significant operations could result in a higher effective tax rate on our worldwide earnings. In addition, our income tax returns are subject to review and examination in various jurisdictions in which we operate. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook-Tax Matters” and “—Critical Accounting Estimates-Income Taxes.”

Our shipyard projects are subject to delays and cost overruns.

We have scheduled one deepwater newbuild rig project, two Sedco 700-series rig upgrades and two reactivation projects in our Other Floaters fleet, and we are discussing other potential newbuild opportunities with several clients. We also have a variety of other more limited shipyard projects at any given time. Our shipyard projects are subject to the risks of delay or cost overruns inherent in any such construction project resulting from numerous factors, including the following:

•	shipyard unavailability;
•	shortages of equipment, materials or skilled labor;
•	unscheduled delays in the delivery of ordered materials and equipment;
•	engineering problems, including those relating to the commissioning of newly designed equipment;
•	work stoppages;
•	weather interference or storm damage;
•	unanticipated cost increases; and
•	difficulty in obtaining necessary permits or approvals.

Index

These factors may contribute to cost variations and delays in the delivery of our upgraded and newbuild units and other rigs undergoing shipyard projects. Delays in the delivery of these units would result in delay in contract commencement, resulting in a loss of revenue to us, and may also cause our customer to terminate or shorten the term of the drilling contract for the rig pursuant to applicable late delivery clauses. In the event of termination of one of these contracts, we may not be able to secure a replacement contract on as favorable terms.

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

On January 31, 2006, approximately 14 percent of our employees and contracted labor worldwide worked under collective bargaining agreements, most of whom worked in Norway, U.K. and Nigeria. Of these represented individuals, virtually all are working under agreements that are subject to salary negotiation in 2006. These negotiations could result in higher personnel expenses, other increased costs or increased operating restrictions.

Public health threats could have a material adverse effect on our operations and our financial results.

Public health threats, such as the bird flu, Severe Acute Respiratory Syndrome (SARS), and other highly communicable diseases, outbreaks of which have already occurred in various parts of the world in which we operate, could adversely impact our operations, the operations of our clients and the global economy including the worldwide demand for oil and natural gas and the level of demand for our services. Any quarantine of personnel or inability to access our offices or rigs could adversely affect our operations. Travel restrictions or operational problems in any part of the world in which we operate, or any reduction in the demand for drilling services caused by public health threats in the future, may materially impact operations and adversely affect our financial results.

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

We have generally been able to obtain some degree of contractual indemnification pursuant to which our clients agree to protect and indemnify us against liability for pollution, well and environmental damages; however, there is no assurance that we can obtain such indemnities in all of our contracts or that, in the event of extensive pollution and environmental damages, our clients will have the financial capability to fulfill their contractual obligations to us. Also, these indemnities may not be enforceable in all instances. In addition, we may be effectively prevented from enforcing these indemnities because of the nature of our relationship with some of our larger clients.

World political events could affect the markets for drilling services.

In the past several years, world political events have resulted in military action in Afghanistan and Iraq and terrorist attacks and related unrest. Military action by the U.S. or other nations could escalate and further acts of terrorism may occur in the U.S. or elsewhere. Such acts of terrorism could be directed against companies such as ours. Such developments have caused instability in the world's financial and insurance markets in the past. In addition, these developments could lead to increased volatility in prices for crude oil and natural gas and could affect the markets for drilling services. Insurance premiums have increased and could rise further and coverages may be unavailable in the future.

U.S. government regulations may effectively preclude us from actively engaging in business activities in certain countries. These regulations could be amended to cover countries where we currently operate or where we may wish to operate in the future.

Index

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The description of our property included under “Item 1. Business” is incorporated by reference herein.

We maintain offices, land bases and other facilities worldwide, including our principal executive offices in Houston, Texas and regional operational offices in the U.S., France and Singapore. Our remaining offices and bases are located in various countries in North America, South America, the Caribbean, Europe, Africa, Russia, the Middle East, India, Asia and Australia. We lease most of these facilities.

ITEM 3.	Legal Proceedings

Several of our subsidiaries have been named, along with other defendants, in several complaints that have been filed in the Circuit Courts of the State of Mississippi involving over 700 persons that allege personal injury arising out of asbestos exposure in the course of their employment by some of these defendants between 1965 and 1986. The complaints also name as defendants certain of TODCO's subsidiaries to whom we may owe indemnity and other unaffiliated defendant companies, including companies that allegedly manufactured drilling related products containing asbestos that are the subject of the complaints. The number of unaffiliated defendant companies involved in each complaint ranges from approximately 20 to 70. The complaints allege that the defendant drilling contractors used those asbestos-containing products in offshore drilling operations, land based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability, and claims authorized under the Jones Act. The plaintiffs seek, among other things, awards of unspecified compensatory and punitive damages. The trial court has ordered that the plaintiffs provide additional information regarding their employment histories. We have not yet had an opportunity to conduct extensive discovery nor have we been able to definitively determine the number of plaintiffs that were employed by our subsidiaries or otherwise have any connection with our drilling operations. We intend to defend ourselves vigorously and, based on the limited information available to us at this time, we do not expect the liability, if any, resulting from these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In 1990 and 1991, two of our subsidiaries were served with various assessments collectively valued at approximately $10 million from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services. We believe that neither subsidiary is liable for the taxes and have contested the assessments in the Brazilian administrative and court systems. We have received several adverse rulings by various courts with respect to a June 1991 assessment, which is valued at approximately $9 million. We are continuing to challenge the assessment, however, and have an action to stay execution of a related tax foreclosure proceeding. We expect that the government will attempt to enforce the judgment on this assessment and that the amount claimed may exceed the amounts we believe are at issue. We received a favorable ruling in connection with a disputed August 1990 assessment and the government has lost what is expected to be its final appeal with respect to that ruling. We also are awaiting a ruling from the Taxpayer's Council in connection with an October 1990 assessment. If our defenses are ultimately unsuccessful, we believe that the Brazilian government-controlled oil company, Petrobras, has a contractual obligation to reimburse us for these municipal tax payments. We do not expect the liability, if any, resulting from these assessments to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

The Indian Customs Department, Mumbai, filed a "show cause notice" against one of our subsidiaries and various third parties in July 1999. The show cause notice alleged that the initial entry into India in 1988 and other subsequent movements of the Trident II jackup rig operated by the subsidiary constituted imports and exports for which proper customs procedures were not followed and sought payment of customs duties of approximately $31 million based on an alleged 1998 rig value of $49 million, plus interest and penalties, and confiscation of the rig. In January 2000, the Customs Department issued its order, which found that we had imported the rig improperly and intentionally concealed the import from the authorities, and directed us to pay a redemption fee of approximately $3 million for the rig in lieu of confiscation and to pay penalties of approximately $1 million in addition to the amount of customs duties owed. In February 2000, we filed an appeal with the Customs, Excise and Service Tax Appellate Tribunal (“CESTAT”), together with an application to have the confiscation of the rig stayed pending the outcome of the appeal. In March 2000, the CESTAT ruled on the stay application, directing that the confiscation be stayed pending the appeal. The CESTAT issued its order on our appeal on February 2, 2001, and while it found that the rig was imported in 1988 without proper documentation or payment of duties, the redemption fee and penalties were reduced to less than $0.1 million in view of the ambiguity surrounding the import practice at the time and the lack of intentional concealment by us. The CESTAT further sustained our position regarding the value of the rig at the time of import as $13 million and ruled that subsequent movements of the rig were not liable to import documentation or duties in view of the prevailing practice of the Customs Department, thus limiting our exposure as to custom duties to approximately $6 million. Although CESTAT did not grant us the benefit of a customs duty exemption due to the absence of the required documentation, CESTAT left it open for our subsidiary to seek such documentation from the Ministry of Petroleum. Following the CESTAT order, we tendered payment of redemption, penalty and duty in the amount specified by the order by offset against a $0.6 million deposit and $10.7 million guarantee previously made by us. The Customs Department attempted to draw the entire guarantee, alleging the actual duty payable is approximately $22 million based on an interpretation of the CESTAT order that we believe is incorrect. This action was stopped by an interim ruling of the High Court, Mumbai on writ petition filed by us. We and the Customs Department both filed appeals with the Supreme Court of India against the order of the CESTAT, and both appeals were admitted. The Supreme Court has dismissed the Customs Department appeal and affirmed the CESTAT order but the Customs Department has not agreed with our interpretation of that order. We are contesting their interpretation. We and our customer agreed to pursue and obtained the issuance of the required documentation from the Ministry of Petroleum that, if accepted by the Customs Department, would reduce the duty to nil. The Customs Department did not accept the documentation or agree to refund the duties already paid. We are pursuing our remedies against the Customs Department and our customer. We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

One of our subsidiaries is involved in an action with respect to customs penalties relating to the Sedco 710 semisubmersible drilling rig. Prior to the Sedco Forex merger, this drilling rig, which was working for Petrobras in Brazil at the time, had been admitted into the country on a temporary basis under authority granted to a Schlumberger entity. Prior to the Sedco Forex merger, the drilling contract was moved to an entity that would become one of our subsidiaries. In early 2000, the drilling contract was extended for another year. On January 10, 2000, the temporary import permit granted to the Schlumberger entity expired, and renewal filings were not made until later that January. In April 2000, the Brazilian customs authorities cancelled the import permit. The Schlumberger entity filed an action in the Brazilian federal court of Campos for the purpose of extending the temporary admission. Other proceedings were also initiated in order to secure the transfer of the temporary admission to our subsidiary. Ultimately, the court permitted the transfer to our entity but has not ruled that the temporary admission could be extended without the payment of a financial penalty. During the first quarter of 2004, the customs office renewed its efforts to collect a penalty and issued a second assessment for this penalty but has now done so against our subsidiary. The assessment is for approximately $71 million. We believe that the amount of the assessment, even if it were appropriate, should only be approximately $7 million and should in any event be assessed against the Schlumberger entity. We and Schlumberger are contesting our respective assessments. We have put Schlumberger on notice that we consider any assessment to be the responsibility of Schlumberger. We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We have a dispute with TODCO concerning payment to us under our tax sharing agreement with TODCO for the tax benefit that TODCO derives from exercises of options to purchase our ordinary shares held by employees of TODCO. An arbitration proceeding was initiated in January 2006, and the parties are in the process of appointing an arbitrator. We are seeking payment of the amount of tax benefits derived from exercises of options to purchase our ordinary shares by employees of TODCO who were not on the payroll of TODCO at the time of exercise and a declaration that TODCO pay us for the benefit derived from such exercises in the future. TODCO is seeking to avoid such payment and is asking that the entire tax sharing agreement be voided. TODCO also filed suit in Houston in the district court of the State of Texas in January 2006 seeking to set aside the arbitration provision and to void the entire tax sharing agreement. We believe TODCO owes us approximately $10.7 million based on options exercised through December 31, 2005, and we do not believe TODCO’s attempts to void the tax sharing agreement have merit. We do not expect the outcome of this matter to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Index

We are involved in various tax matters as described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Tax Matters." We are also involved in a number of other lawsuits, all of which have arisen in the ordinary course of our business. We do not expect the liability, if any, resulting from these other matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows. We cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending or threatened litigation. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management's current estimates.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Company did not submit any matter to a vote of its security holders during the fourth quarter of 2005.

Executive Officers of the Registrant

Officer	Office	Age as of March 1, 2006
Robert L. Long	President and Chief Executive Officer	60
Jean P. Cahuzac	Executive Vice President and Chief Operating Officer	52
Eric B. Brown	Senior Vice President, General Counsel and Corporate Secretary	54
Gregory L. Cauthen	Senior Vice President and Chief Financial Officer	48
Steven L. Newman	Senior Vice President, Human Resources, Information Process Solutions and Treasury	41
David A. Tonnel	Vice President and Controller	36

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

Index

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

Index

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our ordinary shares are listed on the New York Stock Exchange (the “NYSE”) under the symbol “RIG.” The following table sets forth the high and low sales prices of our ordinary shares for the periods indicated as reported on the NYSE Composite Tape.

		Price
		High	Low

2004	First Quarter	$31.94	$23.10
	Second Quarter	29.27	24.49
	Third Quarter	36.24	25.94
	Fourth Quarter	43.25	33.70

2005	First Quarter	$51.97	$39.79
	Second Quarter	58.19	43.16
	Third Quarter	63.11	53.52
	Fourth Quarter	70.93	52.34

On February 28, 2006, the last reported sales price of our ordinary shares on the NYSE Composite Tape was $74.18 per share. On such date, there were 12,747 holders of record of our ordinary shares and 325,966,986 ordinary shares outstanding.

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

We are a Cayman Islands exempted company. Our authorized share capital is $13,000,000, divided into 800,000,000 ordinary shares, par value $0.01, and 50,000,000 preference shares, par value $0.10, of which shares may be designated and created as shares of any other classes or series of shares with the respective rights and restrictions determined by action of our board of directors. On February 28, 2006, no preference shares were outstanding.

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

Index

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

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
October 2005	(149)	$52.01	N/A	$2,000.0
November 2005	—	—	N/A	N/A
December 2005	6,040,230	66.44	6,014,751	1,600.0
Total	6,040,081	$66.44	6,014,751	$1,600.0

(1)
Total number of shares purchased in December 2005 includes 25,479 shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan to pay withholding taxes due upon vesting of a restricted share award.

(2)
In October 2005, our board of directors authorized the repurchase of up to $2 billion of our ordinary shares. The shares may be repurchased from time to time in open market or private transactions. The repurchase program does not have an established expiration date and may be suspended or discontinued at any time. Under the program, repurchased shares are retired and returned to unissued status. From inception through December 31, 2005, we have repurchased a total of 6,014,751 of our ordinary shares at a total cost of $400 million ($66.50 per share).

ITEM 6.	Selected Financial Data

The selected financial data as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 has been derived from the audited consolidated financial statements included elsewhere herein. The selected financial data as of December 31, 2003, 2002 and 2001, and for the years ended December 31, 2002 and 2001 has been derived from audited consolidated financial statements not included herein. The following data should be read in conjunction with “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data.”

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

Index

We consolidated TODCO in our financial statements as a business segment through December 16, 2004 and that portion of TODCO that we did not own was reported as minority interest in our consolidated statements of operations and balance sheet. As a result of the conversion of the TODCO class B common stock into class A common stock, our ownership and voting interest declined to approximately 22 percent and we no longer consolidated TODCO in our financial statements but accounted for our remaining investment using the equity method of accounting.

In May 2005 and June 2005, respectively, we completed a public offering and a sale of TODCO common stock pursuant to Rule 144 under the Securities Act of 1933, as amended (respectively referred to as the “May Offering” and the “June Sale”). After the May Offering, we accounted for our remaining investment using the cost method of accounting. As a result of the June Sale, we no longer own any shares of TODCO’s common stock.

	Years ended December 31,
	2005	2004	2003	2002	2001
	(In millions, except per share data)
Statement of Operations
Operating revenues	$2,892	$2,614	$2,434	$2,674	$2,820
Operating income (loss)	720	328	240	(2,310)	550	(a)
Income (loss) before cumulative effect of changes in accounting principles	716	152	18	(2,368)	253
Cumulative effect of changes in accounting principles.	−	−	1	(1,364)	−
Net income (loss)	716	152	19	(3,732)	253
Basic earnings (loss) per share
Income (loss) before cumulative effect of changes in accounting principles per share	$2.19	$0.47	$0.06	$(7.42)	$0.82
Cumulative effect of changes in accounting principles	−	−	−	(4.27)	−
Net income (loss)	$2.19	$0.47	$0.06	$(11.69)	$0.82	(a)
Diluted earnings (loss) per share
Income (loss) before cumulative effect of changes in accounting principles per share	$2.13	$0.47	$0.06	$(7.42)	$0.80
Cumulative effect of changes in accounting principles	−	−	−	(4.27)	−
Net income (loss)	$2.13	$0.47	$0.06	$(11.69)	$0.80	(a)

Balance Sheet Data (at end of period)
Total assets	$10,457	$10,758	$11,663	$12,665	$17,048
Long-term debt	1,197	2,462	3,612	3,630	4,540
Total shareholders’ equity	7,982	7,393	7,193	7,141	10,910
Dividends per share	−	−	−	$0.06	$0.12

Other Financial Data
Cash provided by operating activities	$864	$600	$525	$939	$560
Cash provided by (used in) investing activities	169	551	(445)	(45)	(26)
Cash provided by (used in) financing activities	(1,039)	(1,174)	(820)	(533)	285
Capital expenditures	182	127	494	141	506
Operating margin	25%	13%	10%	N/M	20%

“N/M” means not meaningful due to loss on impairments of long-lived assets.

(a)
Includes goodwill amortization of $155 million, or $0.49 per diluted share. Goodwill is no longer amortized beginning in fiscal year 2002 in accordance with the Financial Accounting Standards Board's (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets.

Index

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the information contained in “Item 1A. Risk Factors” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data” elsewhere in this annual report.

Overview

Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, the “Company,” “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells. As of March 2, 2006, we owned, had partial ownership interests in or operated 89 mobile offshore and barge drilling units. As of this date, our fleet included 32 High-Specification semisubmersibles and drillships (“floaters”), 23 Other Floaters, 25 Jackup Rigs and 9 Other Rigs.

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

Key measures of our total company results of operations and financial condition are as follows:

	Years ended December 31,
	2005	2004	Change
	(In millions, except daily amounts and percentages)
Average daily revenue (a)(c)(d)	$105,100	$71,300	$33,800
Utilization (b)(c)(d)	79%	58%	N/A
Statement of Operations (c)
Operating revenue	$2,891.7	$2,613.9	$277.8
Operating and maintenance expense	1,720.6	1,713.6	7.0
Operating income	719.5	327.9	391.6
Net income	715.6	152.2	563.4
Balance Sheet Data (at end of period) (c)
Cash	445.4	451.3	(5.9)
Total Assets	10,457.2	10,758.3	(301.1)
Total Debt	1,597.1	2,481.5	(884.4)

“N/A” means not applicable.

(a)	Average daily revenue is defined as contract drilling revenue earned per revenue earning day. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.
(b)	Utilization is the total actual number of revenue earning days as a percentage of the total number of calendar days in the period.
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

2005 was an exceptional year for the industry with strong demand and increasing dayrates for all asset classes, and we believe this strong demand will continue in 2006. Leading dayrates are at record levels for most rig classes and customers are contracting rigs for longer terms than we have seen historically for rigs other than newbuilds.  Interest in high-specification floaters is particularly strong and we are seeing interest on the part of some customers to discuss availability of rigs starting as far out as 2008 and extending toward the end of the decade.  There is also evidence of a broadening base of customers with deepwater drilling rig requirements for exploration and production drilling programs in various geographic locations. Some of these rig needs could potentially be addressed by new rig construction. We are presently aware of a number of operators that have expressed an interest in awarding drilling contracts for newly constructed ultra-deepwater floaters. As a result of the level of activity industrywide, we are seeing increases in our cost structure.  A shortage of qualified people is driving compensation cost up and suppliers are increasing prices as their backlogs build.  These labor and vendor price increases, while meaningful, are not significant in comparison with our expected increase in revenue for 2006 and beyond. We also have a deepwater newbuild rig, two major upgrades and a large number of repair and maintenance shipyard projects underway or planned to commence in 2006. The actual timing and duration of these shipyard projects, along with the actual start of higher dayrate contracts, will have a significant influence on our results of operations in 2006.

Index

Our revenues and operating and maintenance expenses for the year ended December 31, 2005 increased from the prior year due to increased activity and higher labor and rig maintenance costs, partially offset by the deconsolidation of TODCO effective December 17, 2004 (see “—Results of Operations”) and decreased integrated services provided to our clients. For the year ended December 31, 2005, our revenues and our operating and maintenance expenses were adversely affected as a result of damage sustained to two of our High-Specification semisubmersibles during hurricanes Katrina and Rita (see “—Significant Events”). Our financial results for the year ended December 31, 2005 included the recognition of gains from our May 2005 public offering (the “May Offering”) and June 2005 sale pursuant to Rule 144 under the Securities Act of 1933 (the “June Sale,” and, together with the May Offering, the “2005 Offering and Sale”) of TODCO common stock, gains from the sale of three rigs, other income recognized under the TODCO tax sharing agreement and reductions in tax expense related to the settlement of various tax audits, partially offset by income tax provisions attributable to the restructuring of certain non-U.S. operations and charges pertaining to a loss on retirement of debt (see “—Significant Events”). Our financial results for the year ended December 31, 2004 included gains recognized on the TODCO initial public offering (“TODCO IPO”) as well as the September 2004 and December 2004 additional public offerings of TODCO common stock (respectively referred to as the “September 2004 Offering” and “December 2004 Offering” and together with the TODCO IPO, the “2004 Offerings”) and a gain from the sale of a rig, partially offset by a tax valuation allowance adjustment and stock option expense recorded in connection with the TODCO IPO as well as a non-cash charge related to contingent amounts due from TODCO under the tax sharing agreement and charges pertaining to losses on retirement of debt (see “—Results of Operations”). Cash decreased during the year ended December 31, 2005 primarily as a result of increased capital expenditures, the early retirements of debt and repurchase of ordinary shares, partially offset by proceeds received from the 2005 Offering and Sale, the sale of rigs and exercises of stock options, as well as cash provided by operating activities.

Through December 16, 2004, our operations were aggregated into two reportable segments: (i) Transocean Drilling and (ii) TODCO. The Transocean Drilling segment consists of floaters, jackups and other rigs used in support of offshore drilling activities and offshore support services on a worldwide basis. The TODCO segment consisted of our interest in TODCO, which conducts jackup, drilling barge, land rig, submersible and other operations in the U.S. Gulf of Mexico and inland waters, Mexico, Trinidad and Venezuela. The organization and aggregation of our business into the two segments were based on differences in economic characteristics, customer base, asset class, contract structure and management structure. In addition, the TODCO segment fleet was highly dependent upon the U.S. natural gas industry while the Transocean Drilling segment’s operations are more dependent upon the worldwide oil industry. As a result of the deconsolidation of TODCO (see “―Significant Events”), we now operate in one business segment, the Transocean Drilling segment.

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

Index

Significant Events

Hurricane Damage—In the third quarter of 2005, two of our semisubmersible rigs, the Deepwater Nautilus and the Transocean Marianas, sustained damage during hurricanes Katrina and Rita. During hurricane Katrina, the Deepwater Nautilus sustained damage to its mooring system and lost approximately 3,200 feet of marine riser and a portion of its subsea well control system. The rig was undergoing repairs during hurricane Rita and was set adrift following the failure of a tow line utilized by a towing vessel. Also during hurricane Rita, the Transocean Marianas sustained damage to its mooring system, was forced off its drilling location and was grounded in shallow water. The Deepwater Nautilus was out of service for 24 days in 2005 and is expected to be out of service approximately 60 days in 2006. The Transocean Marianas was out of service for 95 days in 2005 and is expected to be out of service approximately 100 days in 2006. Operating income in 2005 was negatively impacted by approximately $39 million due to lost revenue and higher operating and maintenance costs on the Transocean Marianas and the Deepwater Nautilus. Depending on the timing of the repairs, we currently estimate the total lost revenue plus repair, crew and other costs for the two rigs to have a negative impact on operating income of approximately $45 million to $55 million in 2006. In addition, we also expect to spend approximately $30 million on capital expenditures to replace damaged equipment. See "—Income and Expense Categories-Operating and Maintenance Costs.”

Asset Acquisition—In May 2005, we purchased the semisubmersible rig M. G. Hulme, Jr., which we had previously operated under a lease arrangement. See “—Off-Balance Sheet Arrangement.”

Asset Dispositions—In January 2005, we completed the sale of the semisubmersible rig Sedco 600 for net proceeds of $24.9 million, of which $2.5 million was received in 2004, and recognized a gain on the sale of $18.8 million. In June 2005, we sold the jackup rig Transocean Jupiter and a land rig for net proceeds of $23.5 million and recognized a gain on the sale of $14.0 million. See “—Capital Expenditures, Acquisitions and Dispositions.”

In February 2006, we completed the sale of the drillship Peregrine III for net proceeds of $78.7 million, of which $7.8 million was received in December 2005, and expect to recognize a gain on the sale of approximately $62 million. See “—Liquidity and Capital Resources-Capital Expenditures, Acquisitions and Dispositions.”

Debt Repurchase and Redemption—In March 2005, we redeemed our $247.8 million aggregate principal amount outstanding 6.95% Senior Notes due April 2008 at the make-whole premium price provided in the indenture. We redeemed these notes at 108.259 percent of face value, or $268.2 million, plus accrued and unpaid interest. In the first quarter of 2005, we recognized a loss on this redemption of $6.7 million, which reflected adjustments for fair value of the debt at the date of the merger with R&B Falcon Corporation and the unamortized fair value adjustment on a previously terminated interest rate swap. We funded the redemption with existing cash balances.

In July 2005, we acquired, pursuant to a tender offer, a total of $534.4 million, or approximately 76.3 percent, of the aggregate principal amount of our 6.625% Notes due April 2011 at 110.578 percent of face value, or $590.9 million, plus accrued and unpaid interest. In the third quarter of 2005, we recognized a gain on this repurchase of $0.2 million, which reflected adjustments for the unamortized fair value adjustment on a previously terminated interest rate swap. We funded the repurchase with existing cash balances.

Revolving Credit Agreement—In July 2005, we entered into a $500.0 million, five-year revolving credit agreement (the “Revolving Credit Agreement”). In conjunction with entering into this facility, we terminated our $800.0 million, five-year revolving credit agreement dated December 2003 and recognized a loss on the termination of this agreement of $0.8 million in the third quarter of 2005.

Repurchase of Ordinary Shares—In October 2005, our board of directors authorized the repurchase of up to $2 billion of our ordinary shares. In December 2005, we repurchased and retired $400 million of our ordinary shares, which amounted to approximately 6.0 million ordinary shares. See “—Liquidity and Capital Resources-Sources and Uses of Cash.”

TODCO—We sold 12.0 million shares of TODCO’s class A common stock representing 20 percent of TODCO’s total outstanding shares at $20.50 per share in the May Offering. We sold our remaining 1.3 million shares of TODCO’s class A common stock representing two percent of TODCO’s total outstanding shares at $23.57 in the June Sale. After the May Offering, we accounted for our remaining investment using the cost method of accounting. As a result of the June Sale, we no longer own any shares of TODCO’s common stock. In the second quarter of 2005, we received net proceeds of $271.9 million from the 2005 Offering and Sale and recognized a gain of $165.0 million, which represented the excess of net proceeds received over the net book value of the shares sold in the 2005 Offering and Sale. We refer collectively to the 2005 Offering and Sale and the public offerings of TODCO Class A common stock in 2004 as the “TODCO Stock Sales.”

Index

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

Prospects for our 32 High-Specification Floaters continue to be robust. We have recently been awarded a five-year contract for the construction of an enhanced Enterprise-class drillship, to be named the Discoverer Clear Leader, with an estimated total capital expenditure of approximately $650 million. We currently expect this rig to begin operations in the U.S. Gulf of Mexico in approximately the second quarter of 2009, after construction in South Korea followed by sea trials, mobilization to the U.S. Gulf of Mexico and customer acceptance. We are also currently in discussions with several clients concerning other potential drilling contracts for newbuild deepwater rigs.

We have also signed a number of other new contracts or extensions for our High-Specification Floaters that reflect the strong activity in this sector. We have been awarded multi-year contracts for the Transocean Marianas, Jack Bates, Sedco 709, Deepwater Discovery, the two Sedco 700-series semisubmersible upgrades, Discoverer Spirit and Deepwater Millennium. Additionally, we have entered into contract extensions for multi-year programs for the Deepwater Nautilus, Deepwater Frontier, Cajun Express and Discoverer Enterprise. We continue to believe that, over the long term, deepwater exploration and development drilling opportunities in the Gulf of Mexico, West Africa, Brazil and India and other emerging deepwater market sectors represent a significant source of future deepwater rig demand. We continue to see an appreciable customer preference for using fifth-generation equipment in these deepwater areas, which we believe has led to a near-term shortage of these highest specification rigs.

Our Other Floaters fleet, comprised of 23 semisubmersible rigs, is largely committed to contracts that extend into 2007, excluding three semisubmersible rigs that remain idle. This fleet continues to benefit from improving activity levels in all regions. Robust customer demand remains evident in most operating regions, including the North Sea, West Africa and India. In the U.K. sector of the North Sea, our three most recent contract awards within this fleet have dayrates ranging from $250,000 to $310,000. These three contracts have varying commencement dates in 2007 for one-year durations extending into 2008. We have begun the reactivation of two previously idle semisubmersibles, the Transocean Prospect and Transocean Winner, both supported by multi-year contracts, which are expected to commence by June 2006 and October 2006, respectively. We continue to evaluate contract opportunities that could result in the reactivation of our idle rigs, the semisubmersible rigs C. Kirk Rhein, Jr. and Transocean Wildcat. Should a decision be made to reactivate any of the idle units, they are not expected to be operational before the third quarter of 2006.

In the fourth quarter of 2005, we entered into agreements with a subsidiary of Royal Dutch Petroleum (Shell) and with Chevron for the upgrades of two Sedco 700-series semisubmersibles in our Others Floaters fleet. Under the Shell agreement, Shell is committed to a three-year contract to be finalized by the parties based upon stated drilling contract principles. We expect the upgrade to be completed in approximately the second quarter of 2007, subject to finalization of project arrangements and other factors, at a cost of approximately $300 million depending upon final specifications and other factors. Drilling operations would commence after commissioning and acceptance following the shipyard work. Shell has the right to terminate the contract if the shipyard work is not completed by February 15, 2008.

Under the Chevron agreement, Chevron is committed to a three-year contract, with a right to extend the contract for an additional two years, to be finalized by the parties based upon stated drilling contract principles. We expect the upgrade to be completed in approximately the second quarter of 2008, subject to finalization of project arrangements and other factors, at a cost of approximately $300 million depending upon final specifications and other factors. Drilling operations would commence after commissioning and acceptance following the shipyard work. Chevron has the right to terminate the contract if the shipyard work is not completed by December 31, 2008.

The outlook for activity for the jackup market sector remains strong, particularly in South East Asia, India and West Africa. We recently signed three-year contracts for drilling programs in India involving five of our jackups. We expect to remain at or near full utilization for our Jackups fleet in the near term. However, we continue to monitor the potential effect of newbuild jackups, which have scheduled delivery dates ranging from 2006 through approximately 2010. While we have not seen an appreciable effect to date, the addition of rig capacity could have an adverse impact on utilization and dayrates.

Index

In January 2006, we entered into rig marketing and purchase option agreements with PetroJack ASA pursuant to which we were granted exclusive marketing rights for, and options to purchase, up to three premium jackup rigs under construction. Our marketing rights and option period runs through March 15, 2006. We have not exercised any of the options but would anticipate exercising an option if we could secure a drilling contract of sufficient value and duration for the rig. We are not obligated to exercise any of the options.

While we anticipate a favorable demand environment to continue during 2006 and into 2007, our results of operations in 2006 will be significantly influenced by the actual timing and duration of the various shipyard projects and the actual start of higher dayrate contracts. We expect our results in the first two quarters of 2006 to be negatively impacted by the combination of anticipated higher operating and maintenance expenses and lost revenue due to out of service time and delays in the start of higher dayrate contracts.

We expect downtime and significant costs to be incurred during the first quarter of 2006 resulting from planned shipyard projects and/or mobilizations for the Discoverer 534, Sedco 710, J. W. McLean, Transocean Driller and J. T. Angel, as well as for the Transocean Marianas and the Deepwater Nautilus due to the hurricane incidents. These rig mobilizations and shipyard projects are expected to have an adverse impact on revenues and operating income. We also expect to incur significant costs related to the reactivation of the previously idled Transocean Prospect and Transocean Winner. In addition, vendor price increases and rising labor costs due to increased drilling activity, as well as anticipated increases in insurance costs, are expected to increase operating and maintenance costs. The combination of these trends is expected to lead to a level of operating and maintenance costs in the first and second quarters of 2006 that is higher than the fourth quarter of 2005.

Our shipyard projects, including the construction of the deepwater drillship Discoverer Clear Leader, the Sedco 700-series rig upgrades, our two rig reactivations and any other potential newbuild projects, are subject to risks of delay and cost overruns for a variety of reasons, including some outside of our control. A delay could adversely affect any drilling contract for the rig following the shipyard work, depending upon the drilling contract terms.

We also expect that a number of pre-existing, fixed-price contract options will be exercised by our customers, which will preclude us from taking full advantage of increased market rates for those rigs subject to these contract options. We have seven existing contracts with fixed-priced or capped options for dayrates that we believe are less than current market dayrates. Customers may also use well-in-progress or similar provisions in our existing contracts to delay the start of higher dayrates in subsequent contracts.

We continue to monitor the potential effects of announced newbuild deepwater drilling rigs and deepwater upgrade projects. Most of these units have scheduled completion dates in 2008 and beyond, and we are unable to predict what effect, if any, the additional capacity will have on the drilling market. While we currently believe demand for deepwater drilling services will remain strong into 2008, the addition of deepwater rig capacity could have an adverse impact on utilization and dayrates.

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

Index

Tax Matters—We are a Cayman Islands company registered in Barbados. We operate through our various subsidiaries in a number of countries throughout the world. Consequently, we are subject to changes in tax laws, treaties and regulations in and between the countries in which we operate. A material change in these tax laws, treaties or regulations in any of the countries in which we operate could result in a higher or lower effective tax rate on our worldwide earnings.

Our income tax returns are subject to review and examination in the various jurisdictions in which we operate. We are currently contesting various non-U.S. assessments. We accrue for income tax contingencies that we believe are probable exposures. While we cannot predict or provide assurance as to the final outcome, we do not expect the liability, if any, resulting from existing or future assessments to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our 2002 and 2003 U.S. federal income tax returns are currently under examination by the IRS and our 2001 U.S. federal income tax return remains open for examination. No examination report has been received at this time. While we cannot predict or provide assurance as to the final outcome, we do not expect the liability, if any, resulting from the examination to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In September 2004, the Norwegian tax authorities initiated inquiries related to a restructuring transaction undertaken in 2001 and 2002 and a dividend payment made during 2001. In February 2005, we filed a response to these inquiries. In March 2005, pursuant to court orders, the Norwegian tax authorities took action to obtain additional information regarding these transactions. During 2005, we have continued to respond to information requests from the Norwegian authorities. Based on these inquiries, we believe the Norwegian authorities are contemplating a tax assessment of approximately $96.4 million on the dividend, plus penalty and interest. No assessment has been made, and we believe such an assessment would be without merit. While we cannot predict or provide assurance as to the final outcome, we do not expect the liability, if any, resulting from the inquiry to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

As a result of the deconsolidation of TODCO from our other U.S. subsidiaries for U.S. federal income tax purposes in conjunction with the TODCO IPO, we established an initial valuation allowance in the first quarter of 2004 of approximately $31.0 million against the estimated deferred tax assets of TODCO in excess of its deferred tax liabilities and other deferred tax assets not expected to be realized, taking into account prudent and feasible tax planning strategies as required by the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) 109, Accounting for Income Taxes. We adjusted the initial valuation allowance during 2004 to reflect changes in our estimate of the ultimate amount of TODCO’s deferred tax assets. An allocation of tax benefits between TODCO and our other U.S. subsidiaries occurred in the third quarter of 2005 upon the filing of our 2004 U.S. consolidated federal income tax return. As a result of this allocation, we recorded additional income tax expense of approximately $8 million in the third quarter of 2005 to adjust the previously estimated allocation. This allocation is subject to potential revision upon subsequent IRS audit of our tax returns and such revision, should it occur, could impact our effective tax rate for future years as well as the ultimate amount of payments by TODCO under the tax sharing agreement.

Under the tax sharing agreement entered into between us and TODCO in connection with the TODCO IPO, we are entitled to receive from TODCO payment for most of the tax benefits generated prior to the TODCO IPO that TODCO utilizes subsequent to the TODCO IPO. As long as TODCO was our consolidated subsidiary, we followed the provisions of SFAS 109, which allowed us to evaluate the recoverability of the deferred tax assets associated with the tax sharing agreement considering the deferred tax liabilities of TODCO. We recorded a valuation allowance for the excess of these deferred tax assets over the deferred tax liabilities of TODCO, also taking into account prudent and feasible tax planning strategies as required by SFAS 109. Because we no longer own any shares of TODCO, we no longer include TODCO as a consolidated subsidiary in our financial statements, and we are no longer able to apply the provisions of SFAS 109 in accounting for the utilization of these deferred tax assets. As a result, we recorded a non-cash charge of $167.1 million in the fourth quarter of 2004 related to contingent amounts due from TODCO under the tax sharing agreement. In future years, as TODCO generates taxable income and utilizes its pre-TODCO IPO tax assets, TODCO is required to pay us for the benefits received in accordance with the provisions of the tax sharing agreement. We will recognize those amounts as other income as those amounts are realized, which is generally based on when TODCO files its annual tax returns. We are involved in an arbitration proceeding with TODCO in which we are seeking payment of certain disputed amounts, and TODCO is seeking, in both this proceeding as well as in a lawsuit, to void the entire tax sharing agreement. We believe TODCO owes us the disputed payments and do not believe TODCO’s attempts to void the tax sharing agreement have merit. See “Item 3. Legal Proceedings.”

During the year ended December 31, 2005, we received $32.0 million in payments from TODCO related to TODCO’s expected utilization of such tax benefits for the 2004 and 2005 tax years. Of the $32.0 million received, $11.4 million and $20.6 million was received for the 2004 tax year and a portion of the 2005 tax year, respectively. Included in the 2005 payments are $1.7 million relating to stock options deductions. In 2005, TODCO filed its 2004 U.S. federal and state income tax returns and we recognized $11.4 million as other income in our consolidated income statement. The amounts received pertaining to TODCO’s 2005 federal and state income tax returns, as well as payments received related to stock options deductions, were deferred in other current liabilities in our consolidated balance sheet. We will recognize these estimated payments as other income when TODCO finalizes and files its 2005 federal and state income tax returns and the dispute with TODCO is resolved. Estimated tax benefits in excess of $300 million remain to be utilized by TODCO under the tax sharing agreement, although the ultimate amount and timing of the utilization is highly contingent on a variety of factors including potential revisions to the tax benefits upon examination by the IRS, which is currently reviewing our 2002 and 2003 tax years, the amount of taxable income that TODCO realizes in future years and the resolution of the dispute with TODCO related to the tax sharing agreement.

Index

Performance and Other Key Indicators

Contract Backlog—The following table reflects our contract backlog and associated average contractual dayrates at the periods ended on or prior to December 31, 2005 for our Transocean Drilling segment and reflects firm commitments only, typically represented by signed contracts. Backlog is indicative of the full contractual dayrate. The amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors including shipyard and maintenance projects, other downtime and other factors that result in lower applicable dayrates than the full contractual operating dayrate. Our contract backlog is calculated by multiplying the contracted operating dayrate by the firm contract period, excluding revenues for mobilization, demobilization, contract preparation and customer reimbursables and such amounts are not expected to be significant to our contract drilling revenues. The contract backlog average dayrate is defined as the contracted operating dayrate to be earned per revenue earning day in the period. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations and over the firm contract period.

	December 31, 2005	September 23, 2005	December 31, 2004
	(In millions)
Contract Backlog
High-Specification Floaters	$8,329.5	$5,093.3	$1,897.6
Other Floaters	1,643.2	1,062.6	206.3
Jackups	808.3	531.8	558.9
Other Rigs	132.3	148.0	200.3
Total	$10,913.3	$6,835.7	$2,863.1

The following table reflects the amount and the average dayrate of our contract backlog by year as of December 31, 2005.

	For the years ending December 31,
	Total	2006	2007	2008	2009	Thereafter
	(In millions, except average dayrates)
Contract Backlog
High-Specification Floaters	$8,329.5	$1,962.8	$2,067.8	$2,113.6	$1,310.7	$874.6
Other Floaters	1,643.2	772.5	485.1	223.3	137.8	24.5
Jackups	808.3	466.7	204.6	65.1	29.2	42.7
Other Rigs	132.3	61.5	30.9	24.8	15.1	-
Total	$10,913.3	$3,263.5	$2,788.4	$2,426.8	$1,492.8	$941.8

Average Dayrates	Total	2006	2007	2008	2009	Thereafter
High-Specification Floaters	$269,100	$205,000	$268,100	$315,900	$316,300	$308,600
Other Floaters	$160,100	$132,600	$186,400	$226,500	$215,800	$115,500
Jackups	$72,100	$68,200	$75,000	$87,700	$80,000	$80,000
Other Rigs	$36,700	$39,400	$35,200	$33,900	$34,600	-
Total	$194,700	$137,100	$200,300	$265,200	$267,300	$263,100

Index

Fleet Utilization and Average Daily Revenue—The following table shows our average daily revenue and utilization for the quarterly periods ended on or prior to December 31, 2005. Average daily revenue is defined as contract drilling revenue earned per revenue earning day in the period. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations. Utilization in the table below is defined as the total actual number of revenue earning days in the period as a percentage of the total number of calendar days in the period for all drilling rigs in our fleet.

	Three months ended
	December 31, 2005	September 30, 2005	December 31, 2004
Average Daily Revenue

Transocean Drilling Segment:
High-Specification Floaters
Fifth-Generation Deepwater Floaters	$215,800	$197,100	$180,100
Other Deepwater Floaters	$138,800	$141,700	$119,400
Other High-Specification Floaters	$161,700	$166,300	$135,700
Total High-Specification Floaters	$174,100	$168,800	$149,000
Other Floaters	$98,500	$90,400	$64,000
Jackups	$64,900	$58,900	$55,800
Other Rigs	$48,500	$48,000	$48,100
Segment Total	$113,300	$107,100	$93,900

TODCO Segment (a)	-	-	$28,600

Total Drilling Fleet	$113,300	$107,100	$74,200

Utilization

Transocean Drilling Segment:
High-Specification Floaters
Fifth-Generation Deepwater Floaters	86%	94%	89%
Other Deepwater Floaters	79%	83%	69%
Other High-Specification Floaters	100%	99%	92%
Total High-Specification Floaters	84%	89%	80%
Other Floaters	71%	68%	50%
Jackups	89%	98%	81%
Other Rigs	49%	51%	54%
Segment Total	78%	82%	69%

TODCO Segment (a)	-	-	47%

Total Drilling Fleet	78%	82%	61%

(a)	TODCO was deconsolidated effective December 17, 2004.

Financial Condition

December 31, 2005 compared to December 31, 2004

	December 31,
	2005	2004	Change	% Change
	(In millions, except % change)

Total Assets	$10,457.2	$10,758.3	$(301.1)	(2.8)%

The decrease in assets was mainly due to decreases in property and equipment, net of depreciation of $257.0 million and investments in unconsolidated affiliates of $101.1 million, partially offset by increases in accounts receivable of $157.7 million. The decrease in property and equipment, net is primarily related to depreciation and asset sales during 2005, partially offset by capital expenditures. The decrease in investments in unconsolidated affiliates is primarily related to our disposition of TODCO. The increase in accounts receivable is primarily related to the increase in activity during 2005.

Index

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of cash in 2005 were our cash flows from operations, proceeds from asset sales, including the disposition of our investment in TODCO, and proceeds from issuance of ordinary shares upon the exercise of stock options and warrants. Our primary uses of cash were debt repayments, repurchases of ordinary shares and capital expenditures. At December 31, 2005, we had $445.4 million in cash and cash equivalents.

	Years ended December 31,
	2005	2004	Change
	(In millions)
Net Cash Provided by Operating Activities
Net income	$715.6	$152.2	$563.4
Depreciation	405.8	524.6	(118.8)
Other non-cash items	(122.1)	(48.1)	(74.0)
Working capital	(135.1)	(28.8)	(106.3)
	$864.2	$599.9	$264.3

Net cash provided by operating activities increased due to an increase in cash generated from net income, partially offset by a decrease in cash related to working capital items, which resulted primarily from an increase in accounts receivable as a result of activity and dayrate improvement.

	Years ended December 31,
	2005	2004	Change
	(In millions)
Net Cash Provided by Investing Activities
Capital expenditures	$(181.9)	$(127.0)	$(54.9)
Proceeds from disposal of assets, net	74.1	52.9	21.2
Proceeds from TODCO Stock Sales, net	271.9	683.6	(411.7)
Reduction of cash from the deconsolidation of TODCO	−	(68.6)	68.6
Joint ventures and other investments, net	4.5	10.4	(5.9)
	$168.6	$551.3	$(382.7)

Net cash provided by investing activities decreased $382.7 million over the previous year. The decrease is primarily the result of a decrease in net proceeds from the TODCO Stock Sales of $411.7 million and an increase in capital expenditures, which includes $42.5 million for the purchase of the M.G. Hulme, Jr. (see “―Off-Balance Sheet Arrangement”). Partially offsetting these decreases was the increase in net proceeds from asset sales as compared to the prior year and the absence of a decrease in cash of $68.6 million resulting from the deconsolidation of TODCO during 2004.

	Years ended December 31,
	2005		2004	Change
	(In millions)
Net Cash Used in Financing Activities
Repayments under revolving credit agreement	$	−	$(250.0)	$250.0
Repayments on other debt instruments		(880.2)	(955.3)	75.1
Repurchases of ordinary shares		(400.0)	−	(400.0)
Net proceeds from issuance of ordinary shares under stock-based compensation plans		219.5	30.4	189.1
Proceeds from issuance of ordinary shares upon exercise of warrants		10.6	−	10.6
Decrease in restricted cash		12.0	−	12.0
Other, net		(0.6)	1.0	(1.6)
		$(1,038.7)	$(1,173.9)	$135.2

Net cash used in financing activities decreased in 2005 compared to 2004 primarily due to lower debt repayments, which included scheduled debt repayments, the early redemption of our 9.5% Senior Notes and 6.75% Senior Notes and the repurchase of $142.7 million aggregate principal amount of our 8% Debentures by means of a tender offer in 2004, compared to the early redemption of our 6.95% Senior Notes and the repurchase of approximately 76.3 percent of our 6.625% Notes by means of a tender offer in 2005. We had repayments under our revolving credit facility in 2004 with no comparable activity during 2005. We also received higher proceeds from stock option and warrant exercises compared to the same period in 2004 and the decrease in restricted cash of $12.0 million resulting from the repayment of the Deepwater Nautilus project financing in May 2005 and the subsequent release of the restrictions on the related cash.

Index

In December 2005, we repurchased and retired $400 million of our ordinary shares from an investment bank, which amounted to approximately 6.0 million ordinary shares, or $66.50 per share. Total consideration paid to repurchase the shares of approximately $400 million was recorded in shareholders’ equity as a reduction in ordinary shares and additional paid-in capital. Such consideration was funded with existing cash balances.

Capital Expenditures, Acquisitions and Dispositions

From time to time, we review possible acquisitions of businesses and drilling rigs and may in the future make significant capital commitments for such purposes. We may also consider investments related to major rig upgrades or new rig construction if generally supported by firm contracts. Any such acquisition, upgrade or new rig construction could involve the payment by us of a substantial amount of cash or the issuance of a substantial number of additional ordinary shares or other securities. We recently were awarded a drilling contract for the construction of a new deepwater drilling rig and are currently in discussions with various clients for potential other deepwater drilling contracts related to new deepwater rig construction. In addition, from time to time, we review possible dispositions of drilling units.

Capital Expenditures—Capital expenditures totaled $181.9 million during the year ended December 31, 2005, which included the purchase of the M.G. Hulme, Jr. (see “—Off-Balance Sheet Arrangement”).

During 2006, we expect to spend between $750 million and $800 million on our existing fleet, including approximately $250 million on the construction of the deepwater drillship Discoverer Clear Leader, approximately $200 million required for the upgrade of two of our Sedco 700-series rigs for Shell and Chevron, approximately $30 million to replace and upgrade equipment damaged during hurricanes Katrina and Rita on the Deepwater Nautilus and the Transocean Marianas and approximately $25 million to reactivate two of our Other Floaters. These amounts are dependent upon the actual level of operational and contracting activity. These amounts do not include capital expenditures that would be incurred as a result of any of the other newbuild or other reactivation opportunities being discussed with clients (see “—Outlook”).

As with any major shipyard project that takes place over an extended period of time, the actual costs, the timing of expenditures and the project completion date may vary from estimates based on numerous factors, including actual contract terms, weather, exchange rates, shipyard labor conditions and the market demand for components and resources required for drilling unit construction. See “Item 1A. Risk Factors.”

We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales. We also have available credit under our revolving credit agreement (see “—Sources and Uses of Liquidity”) and may utilize other commercial bank or capital market financings.

Dispositions—In January 2005, we completed the sale of the semisubmersible rig Sedco 600 for net proceeds of $24.9 million and recognized a gain on the sale of $18.8 million. A deposit of $2.5 million was received in 2004 and was reflected as deferred income in our consolidated balance sheet. At December 31, 2004, this asset was held for sale in the amount of $5.6 million and was included in other current assets in our consolidated balance sheet. In June 2005, we sold the jackup rig Transocean Jupiter and a land rig for net proceeds of $23.5 million and recognized a gain on these sales of $14.0 million.

In February 2006, we completed the sale of the drillship Peregrine III for net proceeds of $78.7 million and expect to recognize a gain on the sale of approximately $62 million. In December 2005, we received a deposit of $7.8 million, which was reflected as unearned income and included in other current liabilities in our consolidated balance sheet. At December 31, 2005, this asset was held for sale in the amount of $12.3 million and was included in other current assets in our consolidated balance sheet.

During the year ended December 31, 2005, we sold and disposed of certain other assets for net proceeds of approximately $18.4 million and we recorded net losses of $3.8 million.

Index

Sources and Uses of Liquidity

Our primary sources of liquidity are cash flows from operations, proceeds from asset sales, proceeds from issuance of ordinary shares upon the exercise of stock options and warrants and existing cash balances. Our primary uses of cash are debt repayments, repurchases of ordinary shares and capital expenditures.

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

In October 2005, our board of directors authorized the repurchase of up to $2 billion of our ordinary shares. The ordinary shares may be repurchased from time to time in open market or private transactions. Decisions to repurchase shares will be based upon our ongoing capital requirements, the price of our shares, regulatory considerations, cash flow generation, general market conditions and other factors. We plan to fund the program from current and future cash balances, but we could use debt to fund share repurchases. The repurchase program does not have an established expiration date and may be suspended or discontinued at any time. There can be no assurance regarding the number of shares that will be repurchased under the program. Under the program, repurchased shares are retired and returned to unissued status. At February 28, 2006, after prior purchases, we still had authority to repurchase $1.6 billion of our ordinary shares under the program.

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

In July 2005, we entered into a bank line of credit under a $500.0 million, five-year revolving credit agreement. At February 28, 2006, $500.0 million remained available under this revolving credit agreement. In conjunction with entering into this facility, we terminated our $800.0 million, five-year revolving credit agreement.

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

In April 2001, the Securities and Exchange Commission (“SEC”) declared effective our shelf registration statement on Form S-3 for the proposed offering from time to time of up to $2.0 billion in gross proceeds of senior or subordinated debt securities, preference shares, ordinary shares and warrants to purchase debt securities, preference shares, ordinary shares or other securities. At February 28, 2006, $1.6 billion in gross proceeds of securities remained unissued under the shelf registration statement.

Our access to debt and equity markets may be reduced or closed to us due to a variety of events, including, among others, downgrades of ratings of our debt, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.

Index

Our contractual obligations included in the table below are at face value (in millions).

	For the years ending December 31,
	Total	2006	2007-2008	2009-2010		Thereafter
Contractual Obligations
Debt	$1,588.4	$400.0	$119.0	$	−	$1,069.4
Operating Leases	50.8	18.0	20.8		10.6	1.4
Purchase Obligations	241.5	176.4	65.1		−	−
Defined Benefit Pension Plans	2.7	2.7	−		−	−
Total Obligations	$1,883.4	$597.1	$204.9		$10.6	$1,070.8

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

We may elect to call the Zero Coupon Convertible Debentures due 2020 for redemption at any time. We may elect to call the 1.5% Convertible Debentures due 2021 for redemption at any time after May 20, 2006. If we call the 1.5% Convertible Debentures for redemption, the holders will have the right to convert the debentures into our ordinary shares. The holders of the Zero Coupon Convertible Debentures may convert the debentures into our ordinary shares at any time. If our ordinary shares are trading above the respective debentures' conversion prices and we elect to call any of the debentures, the holders may choose to convert their debentures before the redemption date.

We have an obligation to make contributions in 2006 to our funded U.S. and Norway defined benefit pension plans. See “—Retirement Plans and Other Postemployment Benefits” for a discussion of expected contributions for pension funding requirements and expected benefit payments for our unfunded defined benefit pension plans.

At December 31, 2005, we had other commitments that we are contractually obligated to fulfill with cash should the obligations be called. These obligations include standby letters of credit and surety bonds that guarantee our performance as it relates to our drilling contracts, insurance, tax and other obligations in various jurisdictions. Letters of credit are issued under a number of facilities provided by several banks. The obligations that are the subject of these surety bonds and letters of credit are geographically concentrated in Nigeria and India. These letters of credit and surety bond obligations are not normally called as we typically comply with the underlying performance requirement. The table below provides a list of these obligations in U.S. dollar equivalents and their time to expiration.

	For the years ending December 31,
	Total	2006	2007-2008	2009-2010	Thereafter
	(In millions)
Other Commercial Commitments
Standby Letters of Credit	$313.8	$242.0	$20.1	$34.9	$16.8
Surety Bonds	8.0	7.2	0.8	−	−
Total	$321.8	$249.2	$20.9	$34.9	$16.8

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

Index

Gains and losses on foreign exchange derivative instruments that qualify and are designated as accounting cash flow hedges are deferred as accumulated other comprehensive income (loss) and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments that are not designated as cash flow hedges or no longer qualify as hedges or are terminated as such for accounting purposes are recognized currently in other, net in our consolidated statements of operations based on the change in market value of the derivative instruments. At December 31, 2005, we had no open foreign exchange derivative instruments.

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

In 2003, we terminated all our outstanding interest rate swaps, which were designated as fair value hedges, and recorded $173.5 million as a fair value adjustment to long-term debt in our consolidated balance sheet. We amortize this amount as a reduction to interest expense over the life of the underlying debt. During the year ended December 31, 2005, such reduction amounted to $9.1 million. As a result of the redemption of our 6.95% Senior Notes in March 2005, we recognized $13.2 million of the unamortized fair value adjustment as a reduction to our loss on redemption of debt. In addition, as a result of the repurchase of some of our 6.625% Notes in July 2005, we recognized $62.0 million of the unamortized fair value adjustment as an offset to our loss on repurchase of debt, which resulted in a gain on this repurchase in 2005. The remaining balance to be amortized at December 31, 2005 of $17.9 million relates to the 6.625% Notes due April 2011. See “—Significant Events.”

Income and Expense Categories

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

Other Revenue—We classify our revenues into two categories: (1) contract drilling revenues and (2) other revenues, as we believe other revenue will become a more significant component of our total revenues. Our other revenue represents client reimbursable revenue, integrated services revenue and other miscellaneous revenues. Under certain of our contracts, we provide well services in addition to our normal drilling services through third party contractors. We refer to these other services as integrated services.

Operating and Maintenance Costs—Our operating and maintenance costs represent all direct and indirect costs associated with the operation and maintenance of our drilling rigs. Operating and maintenance costs also include all costs related to local and regional offices as well as all costs related to operations support, engineering support, marketing and other similar costs. The principal elements of these costs are direct and indirect labor and benefits, repair and maintenance, contract preparation expenses, insurance, boat and helicopter rentals, professional and technical fees, freight costs, communications, customs duties, tool rentals and services, fuel and water, general taxes and licenses. Labor, repair and maintenance costs, insurance premiums, personal injury losses and drilling rig casualty losses represent the most significant components of our operating and maintenance costs.

Index

We do not expect operating and maintenance costs to necessarily fluctuate in proportion to changes in operating revenues. Operating revenues may fluctuate as a function of changes in dayrate. However, costs for operating a rig are generally fixed or only semi-variable regardless of the dayrate being earned. In addition, should our rigs incur idle time between contracts, we typically do not de-man those rigs because we will use the crew to prepare the rig for its next contract. During times of reduced activity, reductions in costs may not be immediate as portions of the crew may be required to prepare our rigs for stacking, after which time the crew members are assigned to active rigs or dismissed. In addition, as our rigs are mobilized from one geographic location to another, the labor and other operating and maintenance costs can vary significantly. In general, labor costs increase primarily due to higher salary levels and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the unit is performing and the age and condition of the equipment. Contract preparation expenses vary based on the scope and length of contract preparation required and the duration of the firm contractual period over which such expenditures are amortized. We currently maintain a per occurrence insurance deductible of $10 million on our hull and machinery and personal injury insurance and a $5 million deductible on third party property damage insurance. We also currently have an additional aggregate deductible of $20 million per year that is applied to any hull and machinery occurrence until it has been exhausted. After the $20 million aggregate deductible is fully exhausted, the hull and machinery deductible of $10 million per occurrence continues to apply. We do not carry insurance for loss of revenue. As a result of damages sustained during hurricanes Katrina and Rita to two of our semisubmersible rigs, the Deepwater Nautilus and Transocean Marianas, we expect to fully exhaust our per occurrence and aggregate deductibles for the policy period ending in April 2006 and expect to receive insurance proceeds of approximately $10 million (see “—Significant Events”). Most of our insurance programs are up for renewal in the second quarter of 2006. Due to the large hurricane related losses the offshore energy insurance industry has sustained, we currently expect insurance premiums to increase dramatically for renewals. We may take significantly higher deductibles or self insure some or all of our drilling fleet in order to mitigate such premium increases. If we take larger deductibles or self insure some or all of our drilling fleet, our operating and maintenance costs could become more volatile.

Depreciation Expense—Our depreciation expense is based on capitalized costs and our estimates, assumptions and judgments relative to useful lives and salvage values of our assets. We compute depreciation using the straight-line method, generally after allowing for salvage values.

General and Administrative Expense—General and administrative expense includes all costs related to our corporate executives, directors, investor relations, corporate accounting and reporting, and all corporate costs related to information technology, internal audit, legal, tax, treasury, risk management and human resource functions.

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

Income Taxes—Provisions for income taxes are based on expected taxable income, statutory rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Taxable income may differ from pre-tax income for financial accounting purposes, particularly in countries with revenue-based taxes. There is no expected relationship between the provision for income taxes and income before income taxes because the countries in which we operate have different taxation regimes. We provide a valuation allowance for deferred tax assets when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. See “—Critical Accounting Estimates.”

Index

Results of Operations

Historical 2005 compared to 2004

Following is an analysis of our Transocean Drilling segment operating results, as well as an analysis of income and expense categories that we have not allocated to our segments. See “—Overview” for a definition of average daily revenue, revenue earnings day and utilization.

Transocean Drilling Segment

	Years eneded December 31,
	2005	2004	Change	% Change
	(In millions, except day amounts and percentages)

Revenue earning days	26,224	23,427	2,797	12%
Utilization	79%	68%	N/A	16%
Average daily revenue	$105,100	$91,100	$14,000	15%

Contract drilling revenues	$2,757.1	$2,134.1	$623.0	29%
Other revenues	134.6	146.3	(11.7)	(8)%
	2,891.7	2,280.4	611.3	27%
Operating and maintenance expense	(1,720.6)	(1,432.6)	(288.0)	20%
Depreciation	(405.8)	(432.6)	26.8	(6)%
Gain from disposal of assets, net	29.0	13.4	15.6	N/M
Operating income before general and administrative expense	$794.3	$428.6	$365.7	85%

“N/A” means not applicable
“N/M” means not meaningful

The $623.0 million increase in contract drilling revenues was primarily related to increased activity and utilization combined with lower revenues in 2004 of approximately $38.0 million resulting from the labor strike in Norway, a fire on the Trident 20 and the Jim Cunningham well control incident with no comparable incidents in 2005. Partially offsetting these increases was a decrease in revenue of approximately $13.7 million resulting from the 2004 favorable settlement of the 2003 Discoverer Enterprise riser separation incident with no comparable activity in 2005. Contract drilling revenues were also negatively impacted in 2005 by approximately $21.0 million due to lost revenue on the Transocean Marianas and the Deepwater Nautilus as a result of the rigs undergoing repairs due to damages sustained during hurricanes Katrina and Rita.

Other revenues for the year ended December 31, 2005 decreased $11.7 million due to a $22.7 million decrease in integrated services revenue, partially offset by an $11.0 million increase in client reimbursable revenue and compensation received in 2005 relating to the 2004 labor strike in Norway of $4.9 million.

Operating and maintenance expenses increased by $288.0 million primarily from increased activity, pay increases to employees and vendor price increases resulting in higher labor and rig maintenance costs. Operating and maintenance expenses also increased by $39.2 million as a result of the favorable settlement in 2004 of an insurance claim and a turnkey dispute with no comparable activity in 2005, increased costs in 2005 on the Transocean Marianas and the Deepwater Nautilus to repair damages sustained during hurricanes Katrina and Rita and increased local personnel taxes in 2005 related to stock option exercises and restricted stock vestings with no comparable activity in 2004. Partially offsetting these increases were expenses of $34.7 million incurred related to a fire on the Trident 20 in 2004 with no comparable activity in 2005, a favorable settlement of a vendor dispute and lower property damage, personal injury and medical/dental insurance claim expenses in 2005.

The decrease in depreciation expense was due primarily to extending the useful lives to 35 years in the fourth quarter of 2004 for four rigs with original useful lives ranging from 30 to 32 years and the reduction in depreciation on two rigs and certain other equipment that were substantially depreciated during 2004.

Index

During 2005, we recognized net gains of $29.0 million related to the sale of the semisubmersible rig Sedco 600, the jackup rig Transocean Jupiter, a land rig and the sales and disposal of other assets. During 2004, we recognized net gains of $13.4 million related to the sale of the semisubmersible rig Sedco 602 and the sales and disposal of other assets.

Total Company Results of Operations

	Years ended December 31,
	2005	2004	Change	% Change
	(In millions, except % change)

General and Administrative Expense	$74.8	$67.0	$7.8	12%
Other (Income) Expense, net
Equity in earnings of unconsolidated affiliates	(10.1)	(9.2)	(0.9)	10%
Interest income	(19.6)	(9.3)	(10.3)	N/M
Interest expense	111.2	171.7	(60.5)	35%
Gain from TODCO Stock Sales	(165.0)	(308.8)	(143.8)	47%
Non-cash TODCO tax sharing agreement charge	-	167.1	(167.1)	N/M
Loss on retirement of debt	7.3	76.5	(69.2)	90%
Other, net	(6.7)	(0.4)	(6.3)	N/M
Income Tax Expense	86.8	91.3	4.5	5%
Minority Interest	-	(3.2)	3.2	N/M

The increase in general and administrative expense was primarily attributable to increases of approximately $6.0 million in accounting, legal and professional fees as well as $4.1 million in increased personnel cost, rent expense, computer equipment and pension and other post-employment retirement plan expense, partially offset by decreased stock compensation expense of $3.3 million.

The increase in interest income was primarily due to an increase in average cash balances for 2005 compared to 2004 and an increase in interest rates on cash investments, the combination of which resulted in an increase in interest income of $8.4 million.

Approximately $56.0 million of the decrease in interest expense was attributable to debt that was redeemed, retired or repurchased during or subsequent to 2004. An additional decrease of approximately $4.0 million related to interest expense in 2004 on TODCO’s debt as a result of the TODCO deconsolidation in December 2004.

Gains from TODCO Stock Sales decreased $143.8 million during 2005 compared to 2004 (see “―Significant Events”).

During 2004, we recognized a $167.1 million non-cash charge related to contingent amounts due from TODCO under a tax sharing agreement between us and TODCO (see “―Historical 2004 compared to 2003-Significant Events”).

During 2005, we recognized losses of $7.3 million related to the early redemption and repurchase of $782.2 million aggregate principal amount of our debt (see “―Significant Events”). During 2004, we recognized losses of $76.5 million related to the early retirements of $774.8 million aggregate principal amount of our debt (see “―Historical 2004 compared to 2003-Significant Events”).

The $6.3 million favorable change in other, net primarily relates to $11.4 million of income recognized under the tax sharing agreement with TODCO (see “―Significant Events”), partially offset by the effect of foreign currency exchange rate changes on our monetary assets and liabilities denominated in currencies other than the U.S. dollar.

We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. The effective tax rate for 2005 and 2004 was 16.8 percent and 49.7 percent, respectively, based on 2005 and 2004 income before income taxes and minority interest after adjusting for certain items such as a portion of net gains on sales of assets, items related to the disposition of TODCO and losses on retirements of debt. The tax effect of the excluded items as well as settlements of prior year tax liabilities and changes in estimates of prior year tax are all treated as discrete period tax expenses or benefits. The impact of the various discrete period tax items was a net benefit of $14.1 million in 2005, resulting in a tax rate of 10.8 percent on earnings before income taxes and minority interest. The discrete items included a benefit of $16.8 million for the reduction in a valuation allowance related to U.K. net operating losses and a benefit related to the resolution of various tax audits partially offset by expenses related to asset dispositions, a deferred tax charge attributable to the restructuring of certain non-U.S. operations and changes related to the disposition of TODCO. For 2004, the impact of the various discrete items was a net expense of $11.6 million, including a provision for a valuation allowance of approximately $32.4 million related to the TODCO IPO.

Index

The decrease in minority interest was primarily attributable to the deconsolidation of TODCO.

TODCO Segment

The results discussed below for the TODCO segment are through December 16, 2004 as a result of the TODCO Stock Sales and the deconsolidation of TODCO. See “—Significant Events.” See “—Overview” for a definition of average daily revenue, revenue earning days and utilization.

	Years ended December 31,
	2005	2004	Change	% Change
	(In millions, except day amounts and percentages)

Revenue earning days	−	10,476	(10,476)	N/M
Utilization	−	43%	N/A	N/M
Average daily revenue	−	$26,900	$(26,900)	N/M

Contract drilling revenues	−	$282.3	$(282.3)	N/M
Other revenues	−	51.2	(51.2)	N/M
		333.5	(333.5)	N/M
Operating and maintenance expense	−	(281.0)	281.0	N/M
Depreciation	−	(92.0)	92.0	N/M
Gain from disposal of assets, net	−	5.8	(5.8)	N/M
Operating loss before general and administrative expense	−	$(33.7)	$33.7	N/M

“N/A” means not applicable
“N/M” means not meaningful

Historical 2004 compared to 2003

Overview

Our revenue and operating and maintenance expenses for the year ended December 31, 2004 increased from the prior year due to the current year effect of including the operations of the drillships Deepwater Pathfinder and Deepwater Frontier as a result of the 2003 acquisitions of the ownership interests in the Deepwater Drilling L.L.C. (“DD LLC”) and Deepwater Drilling II L.L.C. (“DDII LLC”) joint ventures and the subsequent payoff of the synthetic lease financing arrangements in late December 2003, as well as from increased integrated services provided to our clients in 2004. In 2003, the Discoverer Enterprise riser incident, an electrical fire on the Peregrine I and a labor strike and restructuring of a benefit plan in Nigeria negatively impacted revenues and operating and maintenance expense. In 2004, the Discoverer Enterprise operating and maintenance expense was partially reduced by an insurance settlement related to the riser incident (see “—Significant Events”). Adding to the increase in operating and maintenance expense were repairs resulting from a fire on the jackup rig Trident 20 and a well control incident on the semisubmersible rig Jim Cunningham that occurred in the third quarter of 2004 (see “―Significant Events”), while a well control incident on TODCO’s inland barge Rig 62 and a fire on TODCO’s inland barge Rig 20 negatively impacted operating and maintenance expense in 2003. Revenues were negatively impacted by suspended operations due to the strike in Norway (see “―Significant Events”), the fire on the Trident 20 and the well control incident on the semisubmersible rig Jim Cunningham, all of which occurred during the third quarter of 2004. Our year ended December 31, 2004 financial results included non-cash charges pertaining to losses on retirement of debt partially offset by the recognition of a gain on the sale of a semisubmersible rig. We also recognized gains on the 2004 Offerings, which were partially offset by a tax valuation allowance adjustment and stock option expense recorded in connection with the TODCO IPO, as well as a non-cash charge related to contingent amounts due from TODCO under the tax sharing agreement between us and TODCO (see “—Significant Events”). Cash decreased during the year ended December 31, 2004 primarily as a result of the early retirements of debt instruments resulting from our continued focus on debt reduction, partially offset by proceeds received from the 2004 Offerings and cash provided by operating activities.

Index

Significant Events

Transocean Drilling Segment

Operational Incidents—In May 2003, a drilling riser separated on our deepwater drillship Discoverer Enterprise and the rig temporarily suspended drilling operations for our customer. The rig resumed operations in July 2003 and we resolved a disagreement with our customer regarding the incident in early 2004, which had no significant effect on our results of operations. In June 2004, we finalized discussions with our insurers relating to an insurance claim for a portion of our losses stemming from this incident and received an insurance settlement during 2004, the majority of which was received in June 2004, which had a favorable effect on pre-tax earnings of $13.4 million.

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

Asset Dispositions—In March 2004, we entered into an agreement to sell a semisubmersible rig, the Sedco 600, for net proceeds of approximately $25.0 million. At December 31, 2004, the rig was classified as an asset held for sale and included in other current assets in our consolidated balance sheet. We completed the sale of the rig in January 2005 for net proceeds of $24.9 million and recognized a gain on the sale of $18.8 million in the first quarter of 2005.

In June 2004, we completed the sale of a semisubmersible rig, the Sedco 602, for net proceeds of approximately $28.0 million and recognized a gain on the sale of $21.7 million.

Debt Redemptions and Repurchases

In March 2004, we completed the redemption of our $289.8 million aggregate principal amount outstanding 9.5% Senior Notes due December 2008 at the make-whole premium price provided in the indenture. We redeemed these notes at 127.796 percent of face value or $370.3 million, plus accrued and unpaid interest. We recognized a loss on the redemption of debt of $28.1 million, which reflected adjustments for fair value of the debt at the date of the merger with R&B Falcon and the unamortized fair value adjustment on a previously terminated interest rate swap. We funded the redemption with existing cash balances, which included proceeds from the TODCO IPO.

In October 2004, we redeemed our $342.3 million aggregate principal amount outstanding 6.75% Senior Notes due April 2005 at the make-whole premium price provided in the indenture. We redeemed these notes at 102.127 percent of face value or $349.5 million, plus accrued and unpaid interest. We recognized a loss on the redemption of $3.3 million, which reflected adjustments for fair value of the debt at the date of the R&B Falcon merger and the unamortized fair value adjustment on a previously terminated interest rate swap. We funded the redemption with existing cash on hand, which included proceeds from the September 2004 Offering.

In December 2004, we acquired, pursuant to a tender offer, a total of $142.7 million, or 71.3 percent, aggregate principal amount of our 8% Debentures due April 2027 at 130.449 percent of face value, or $186.1 million, plus accrued and unpaid interest. We recognized a loss on the repurchase of $45.1 million. We funded the repurchase with existing cash balances.

Index

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

TODCO Tax Sharing Agreement Charge

Under the tax sharing agreement entered into between us and TODCO in connection with the TODCO IPO, we are entitled to receive from TODCO payment for most of the tax benefits generated prior to the TODCO IPO that TODCO utilizes subsequent to the TODCO IPO. As long as TODCO was our consolidated subsidiary, we followed the provisions of SFAS 109, which allowed us to evaluate the recoverability of the deferred tax assets associated with the tax sharing agreement considering the deferred tax liabilities of TODCO. We recorded a valuation allowance for the excess of these deferred tax assets over the deferred tax liabilities of TODCO, also taking into account prudent and feasible tax planning strategies as required by SFAS 109. Because we no longer own a majority voting interest in TODCO, we no longer include TODCO as a consolidated subsidiary in our financial statements, and we are no longer able to apply the provisions of SFAS 109 in accounting for the utilization of these deferred tax assets. As a result, we recorded a non-cash charge of $167.1 million in the fourth quarter of 2004 related to contingent amounts due from TODCO under the tax sharing agreement. In future years, as TODCO generates income and utilizes its pre-TODCO IPO tax assets, TODCO is required to pay us for the benefits received in accordance with the provisions of the tax sharing agreement. We will recognize those amounts as other income as those amounts are realized, which is generally based on when TODCO files its annual tax returns. See “—Outlook-Tax Matters.”

TODCO Segment

Delta Towing—As a result of the adoption of FASB Interpretation (“FIN”) 46 and a determination that TODCO was the primary beneficiary for accounting purposes of TODCO’s joint venture, Delta Towing Holdings, LLC (“Delta Towing”), TODCO consolidated Delta Towing at December 31, 2003. Due to the consolidation of Delta Towing, other revenues and operating and maintenance expense increased during the year ended December 31, 2004 by $29.3 million and $24.5 million, respectively.

TODCO Stock Sales

In February 2004, we completed the TODCO IPO in which we sold 13.8 million shares of TODCO class A common stock representing 23 percent of TODCO’s total outstanding shares, at $12.00 per share. We received net proceeds of $155.7 million from the TODCO IPO and recognized a gain of $39.4 million in the first quarter of 2004, and represented the excess of net proceeds received over the net book value of the TODCO shares sold in the TODCO IPO. TODCO was formerly known as R&B Falcon Corporation (“R&B Falcon”). Before the closing of the TODCO IPO, TODCO transferred to us all assets and subsidiaries unrelated to TODCO’s business (see "Item 1. Business"). R&B Falcon’s business was previously considerably broader than TODCO’s ongoing business.

As a result of the deconsolidation of TODCO from our other U.S. subsidiaries for U.S. federal income tax purposes in conjunction with the TODCO IPO, we established an initial valuation allowance in the first quarter of 2004 of approximately $31.0 million against the estimated deferred tax assets of TODCO in excess of its deferred tax liabilities and other deferred tax assets not expected to be realized, taking into account prudent and feasible tax planning strategies as required by SFAS 109. We adjusted the initial valuation allowance during the year to reflect changes in our estimate of the ultimate amount of TODCO’s deferred tax assets.

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

In September 2004, we completed the September 2004 Offering, in which we sold 17.9 million shares of TODCO’s class A common stock, representing 30 percent of TODCO’s total outstanding shares, at $15.75 per share. We received net proceeds of $269.9 million from this offering and recognized a gain of $129.4 million in the third quarter of 2004, and represented the excess of net proceeds received over the net book value of the TODCO shares sold in this offering.

Index

In December 2004, we completed the December 2004 Offering in which we sold 15.0 million shares of TODCO’s class A common stock, representing 25 percent of TODCO’s total outstanding shares, at $18.00 per share. We received net proceeds of $258.0 million from this offering and recognized a gain of $140.0 million in the fourth quarter of 2004, which represented the excess of net proceeds received over the net book value of the TODCO shares sold in this offering. In connection with this offering, we converted all of our remaining TODCO class B common stock not sold in this offering into shares of class A common stock. Each share of our TODCO class B common stock had five votes per share compared to one vote per share of the class A common stock. As a result of the conversion, our voting interest in TODCO is proportionate to our ownership interest.

At December 31, 2004, we held a 22 percent interest in TODCO, represented by 13.3 million shares of class A common stock. We consolidated TODCO in our financial statements as a business segment through December 16, 2004, and that portion of TODCO that we did not own was reflected as minority interest in our consolidated statements of operations and balance sheets. We deconsolidated TODCO from our consolidated statements of operations and balance sheets effective December 17, 2004 and subsequently accounted for our investment in TODCO under the equity method of accounting.

Following is an analysis of our Transocean Drilling segment and TODCO segment operating results, as well as an analysis of income and expense categories that we have not allocated to our segments. See “—Overview” for a definition of average daily revenue, revenue earnings day and utilization.

Transocean Drilling Segment

	Years ended December 31,
	2004	2003	Change	% Change
	(In millions, except day amounts and percentages)

Revenue earning days	23,427	23,712	(285)	(1)%
Utilization	68%	69%	N/A	(1)%
Average daily revenue	$91,100	$89,400	$1,700	2%

Contract drilling revenues	$2,134.1	$2,118.7	$15.4	1%
Other revenues	146.3	88.0	58.3	66%
	2,280.4	2,206.7	73.7	3%
Operating and maintenance expense	(1,432.6)	(1,357.3)	(75.3)	6%
Depreciation	(432.6)	(416.0)	(16.6)	4%
Impairment loss on long-lived assets	−	(5.2)	5.2	N/M
Gain (loss) from disposal of assets, net	13.4	(5.7)	19.1	N/M
Operating income before general and administrative expense	$428.6	$422.5	$6.1	1%

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

Index

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

The increase in this segment’s depreciation expense resulted primarily from $19.5 million of additional depreciation expense related to the Deepwater Frontier and Deepwater Pathfinder as a result of the late December 2003 payoff of the synthetic lease financing arrangements and the purchase of tensioner system equipment for the Discoverer Enterprise. An additional increase of approximately $2.0 million resulted from depreciation on other asset additions, net of retirements. These increases were partially offset by a $4.7 million decrease resulting from extending the useful lives of four rigs from 30 to 32 years to 35 years in the fourth quarter of 2004 and $0.6 million resulting from rigs sold during and subsequent to 2003.

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

During 2004, this segment recognized net gains of $13.4 million related to the sales of the semisubmersible rig Sedco 602 and the sales and disposal of other assets. During the year ended December 31, 2003, this segment recognized net losses of $5.7 million related to the sales and disposal of other assets, partially offset by gains related to the sale of the jackup rig RBF 160, the sale of the Searex 15 and the settlement of an insurance claim.

Total Company Results of Operations

	Years ended December 31,
	2004	2003	Change	% Change
	(In millions, except % change)

General and Administrative Expense	$67.0	$65.3	$1.7	3%
Other (Income) Expense, net
Equity in earnings of unconsolidated affiliates	(9.2)	(5.1)	(4.1)	80%
Interest income	(9.3)	(18.8)	9.5	(51)%
Interest expense	171.7	202.0	(30.3)	(15)%
Gain from TODCO Stock Sales	(308.8)	-	(308.8)	N/M
Non-cash TODCO tax sharing agreement charge	167.1	-	167.1	N/M
Loss on retirement of debt	76.5	15.7	60.8	N/M
Impairment loss on note receivable from related party	-	21.3	(21.3)	N/M
Other, net	(0.4)	3.0	(3.4)	N/M
Income Tax Expense	91.3	3.0	88.3	N/M
Minority Interest	(3.2)	0.2	(3.4)	N/M
Cumulative Effect of a Change in Accounting Principle	-	(0.8)	0.8	N/M

“N/M” means not meaningful

The increase in general and administrative expense was attributable to increases of approximately $10.0 million in stock compensation expense, primarily related to the retirement of an executive officer, and professional fees related to compliance with the Sarbanes-Oxley Act effective for 2004. The increase was partially offset by decreases attributable to the recognition in 2003 of $8.8 million of expenses relating to the TODCO IPO.

Index

Equity in earnings of unconsolidated affiliates increased $5.8 million primarily related to our 50 percent share of earnings from Overseas Drilling Limited (“ODL”), which owns the drillship Joides Resolution, combined with $6.5 million resulting from the absence of our share of losses from Delta Towing in 2003 due to TODCO’s consolidation of the joint venture at December 31, 2003 as a result of the adoption of FIN 46. Offsetting these increases was the absence of equity in earnings of $8.0 million related to our consolidation of DD LLC and DDII LLC in 2003, which resulted from the completion of the buyout of ConocoPhillips’ share of the joint ventures.

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

During 2004, we recognized a $308.8 million gain from the TODCO Stock Sales (see “—Significant Events”).

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

The increase in minority interest was primarily attributable to the minority interest owners’ share of TODCO resulting from the TODCO Stock Sales in 2004 (see “—Significant Events”).

During 2003, we recognized a $0.8 million gain as a cumulative effect of a change in accounting principle related to TODCO’s consolidation of Delta Towing at December 31, 2003 as a result of the early adoption of the FIN 46.

Index

TODCO Segment

The results discussed below for the TODCO segment are through December 16, 2004 as a result of the TODCO Stock Sales and the deconsolidation of TODCO. See “—Significant Events.” See “—Overview” for a definition of average daily revenue, revenue earnings day and utilization.

	Years ended December 31,
	2004	2003	Change	% Change
	(In millions, except day amounts and percentages)

Revenue earning days (a)	10,476	10,953	(477)	(4)%
Utilization (a)	43%	41%	N/A	5%
Average daily revenue (a)	$26,900	$19,200	$7,700	40%

Contract drilling revenues	$282.3	$209.8	$72.5	35%
Other revenues	51.2	17.8	33.4	N/M
	333.5	227.6	105.9	47%
Operating and maintenance expense	(281.0)	(233.9)	(47.1)	20%
Depreciation	(92.0)	(92.2)	0.2	N/M
Impairment loss on long-lived assets	−	(11.3)	11.3	N/M
Gain (loss) from disposal of assets, net	5.8	(7.7)	13.5	N/M
Operating loss before general and administrative expense	$(33.7)	$(117.5)	$83.8	71%

“N/A” means not applicable
“N/M” means not meaningful

(a)	TODCO was deconsolidated effective December 17, 2004. Statistics for the TODCO segment are through December 16, 2004 for the year ended December 31, 2004.

This segment’s contract drilling revenues increased by $72.5 million due to an increase in average daily revenue and utilization, which included the operations of a jackup rig in Venezuela and two jackup rigs in Mexico after the rigs were transferred from the Gulf of Mexico during the fourth quarter of 2003.

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

During 2004, this segment recognized net gains of $5.8 million primarily related to the sale of marine support vessels by Delta Towing, as well as the sales and disposal of other assets and the settlement of an October 2000 insurance claim. During 2003, this segment recognized net losses of $7.7 million primarily related to loss on retirements.

Index

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. This discussion should be read in conjunction with disclosures included in the notes to our consolidated financial statements related to estimates, contingencies and new accounting pronouncements. Significant accounting policies are discussed in Note 2 to our consolidated financial statements. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, materials and supplies obsolescence, investments, property and equipment, intangible assets and goodwill, income taxes, workers’ insurance, pensions and other post-retirement and employment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following are our most critical accounting policies. These policies require significant judgments and estimates used in the preparation of our consolidated financial statements. Management has discussed each of these critical accounting policies and estimates with the audit committee of the board of directors.

Income taxes—We are a Cayman Islands company registered in Barbados, and we are not subject to income tax in the Cayman Islands. We operate through our various subsidiaries in a number of countries throughout the world. Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. There is no expected relationship between the provision for or benefit from income taxes and income or loss before taxes because the countries have taxation regimes that vary not only with respect to the nominal tax rate, but also in terms of the availability of deductions, credits and other benefits. Variations also arise when income earned and taxed in a particular country or countries fluctuates from year to year.

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

We maintain liabilities for estimated tax exposures in jurisdictions of operation. Our annual tax provision includes the impact of income tax provisions and benefits for changes to liabilities that we consider appropriate, as well as related interest. Tax exposure items primarily include potential challenges to intercompany pricing, disposition transactions and the applicability or rate of various withholding taxes. These exposures are resolved primarily through the settlement of audits within these tax jurisdictions or by judicial means, but can also be affected by changes in applicable tax law or other factors, which could cause us to conclude a revision of past estimates is appropriate. We are currently undergoing examinations in a number of taxing jurisdictions for various fiscal years. We believe that an appropriate liability has been established for estimated exposures. However, actual results may differ materially from these estimates. We review these liabilities quarterly and to the extent the audits or other events result in an adjustment to the liability accrued for a prior year, the effect will be recognized in the period of the event.

As the result of changes in our estimates of certain tax exposures upon the settlement of income tax audits in various tax jurisdictions during 2005, we recognized a decrease of $43.0 million in goodwill related to tax liabilities arising prior to our December 31, 1999 merger with Sedco Forex Holdings Limited (“Sedco Forex”) and an income tax benefit of $48.7 million related to post-acquisition tax liabilities.

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

Index

Judgment is required in determining whether deferred tax assets will be realized in full or in part. When it is estimated to be more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers or net operating loss carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are estimated to not be realizable. As of December 31, 2003, we had established a valuation allowance against certain deferred tax assets, primarily U.S. foreign tax credit carryforwards and certain net operating losses, in the amount of $181.8 million. We decreased the valuation allowance to $48.5 million and $115.3 million, as of December 31, 2005 and 2004, respectively. If our facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance in any given period. Such changes could result in either a decrease or an increase in our provision for income taxes, depending on whether the change in judgment resulted in an increase or a decrease to the valuation allowance. See “Results of Operations—Historical 2005 compared to 2004” and “Results of Operations—Historical 2004 compared to 2003.” We continually evaluate strategies that could allow for the future utilization of our deferred tax assets.

We have not provided for deferred taxes on the unremitted earnings of certain subsidiaries that are permanently reinvested. Should we make a distribution from the unremitted earnings of these subsidiaries, we may be required to record additional taxes. Because we cannot predict when, if at all, we will make a distribution of these unremitted earnings, we are unable to make a determination of the amount of unrecognized deferred tax liability.

We have not provided for deferred taxes in circumstances where we expect that, due to the structure of operations and applicable law, the operations in that jurisdiction will not give rise to future tax consequences. Should our expectations change regarding the expected future tax consequences, we may be required to record additional deferred taxes that could have a material effect on our consolidated financial position, results of operations or cash flows.

Goodwill impairment—We perform a test for impairment of our goodwill annually as of October 1 as prescribed by SFAS 142, Goodwill and Other Intangible Assets. Because our business is cyclical in nature, goodwill could be significantly impaired depending on when the assessment is performed in the business cycle. The fair value of our reporting units is based on a blend of estimated discounted cash flows, publicly traded company multiples and acquisition multiples. Estimated discounted cash flows are based on projected utilization and dayrates. Publicly traded company multiples and acquisition multiples are derived from information on traded shares and analysis of recent acquisitions in the marketplace, respectively, for companies with operations similar to ours. Changes in the assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill. In addition to the annual review, we also test for impairment should an event occur or circumstances change that may indicate a reduction in the fair value of a reporting unit below its carrying value. As a result of these tests for impairment, we had no impairment of goodwill for the years ended December 31, 2005, 2004 and 2003.

In addition, as long as we continue to operate in one reporting segment, we intend to use market capitalization as the basis for the measurement of the fair value of our one reporting segment as we believe it is representative of, and the best evidence for, the fair value of the reporting unit as a whole.

Property and equipment—Our property and equipment represents approximately 64 percent of our total assets. We determine the carrying value of these assets based on our property and equipment accounting policies, which incorporate our estimates, assumptions, and judgments relative to capitalized costs, useful lives and salvage values of our rigs.

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

Useful lives of rigs are difficult to estimate due to a variety of factors, including technological advances that impact the methods or cost of oil and gas exploration and development, changes in market or economic conditions, and changes in laws or regulations affecting the drilling industry. We evaluate the remaining useful lives of our rigs when certain events occur that directly impact our assessment of the remaining useful lives of the rig and include changes in operating condition, functional capability and market and economic factors. We also consider major capital upgrades required to perform certain contracts and the long-term impact of those upgrades on the future marketability when assessing the useful lives of individual rigs. A one year increase in the useful lives of all of our rigs would cause a decrease in our annual depreciation expense of approximately $38.2 million while a one year decrease would cause an increase in our annual depreciation expense of approximately $51.5 million.

Index

We review our property and equipment for impairment when events or changes in circumstances indicate that the carrying value of such assets or asset groups may be impaired or when reclassifications are made between property and equipment and assets held for sale as prescribed by SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. Asset impairment evaluations are based on estimated undiscounted cash flows for the assets being evaluated. Supply and demand are the key drivers of rig idle time and our ability to contract our rigs at economical rates. During periods of an oversupply, it is not uncommon for us to have rigs idled for extended periods of time, which could be an indication that an asset group may be impaired. Our rigs are equipped to operate in geographic regions throughout the world. Because our rigs are mobile, we may move rigs from an oversupplied market sector to one that is more lucrative and undersupplied when it is economical to do so. As such, our rigs are considered to be interchangeable within classes or asset groups and accordingly, our impairment evaluation is made by asset group. We consider our asset groups to be High-Specification Floaters, Other Floaters, Jackups and Other Rigs.

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

Two of the most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate. We evaluate our assumptions regarding the estimated long-term rate of return on plan assets based on historical experience and future expectations on investment returns, which are calculated by our third party investment advisor utilizing the asset allocation classes held by the plan’s portfolios. We utilize a yield curve approach based on Aa corporate bonds and the expected timing of future benefit payments as a basis for determining the discount rate for our U.S. plans. Changes in these and other assumptions used in the actuarial computations could impact our projected benefit obligations, pension liabilities, pension expense and other comprehensive income. We base our determination of pension expense on a market-related valuation of assets that reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets.

For each percentage point the expected long-term rate of return assumption is lowered, pension expense would increase by approximately $2.0 million. For each one-half percentage point the discount rate is lowered, pension expense would increase by approximately $3.6 million. See “―Retirement Plans and Other Postemployment Benefits.”

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

Index

The estimation of the liability for personal injury claims includes the application of a loss development factor to reserves for known claims in order to estimate our ultimate liability for claims incurred during the period. The loss development method is based on the assumption that historical patterns of loss development will continue in the future. Actual losses may vary from the estimates computed with these reserve development factors as they are dependent upon future contingent events such as court decisions and settlements.

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

In addition, we provide several defined benefit plans, primarily group pension schemes with life insurance companies covering our Norway operations and two unfunded plans covering certain of our employees and former employees (the “Norway Plans”). Our contributions to the Norway Plans are determined primarily by the respective life insurance companies based on the terms of the plan. For the insurance-based plans, annual premium payments are considered to represent a reasonable approximation of the service costs of benefits earned during the period. We also have unfunded defined benefit plans (the “Nigeria Plan” and the “Egypt Plan”) that provide retirement and severance benefits for certain of our Nigerian and Egyptian employees. The benefits we provide under defined benefit pension plans are comprised of the U.S. Plans, the Norway Plans, the Nigeria Plan and the Egypt Plan (collectively, the “Transocean Plans”).

Index

	Retirement Plan	Supplemental Retirement Plan	Frozen Plans	Subtotal- U.S. Plans	Norway Plans	Nigeria Plan	Egypt Plan	Total Transocean Plans
	(in millions)
Accumulated Benefit Obligation
At December 31, 2005	$131.4	$4.1	$103.3	$238.8	$38.4	$0.7	$0.7	$278.6
At December 31, 2004	115.8	5.9	109.1	230.8	38.8	0.3	-	269.9

Projected Benefit Obligation
At December 31, 2005	$173.6	$6.8	$103.3	$283.7	$49.6	$1.0	$1.6	$335.9
At December 31, 2004	154.8	8.9	109.1	272.8	53.0	0.4	-	326.2

Fair Value of Plan Assets
At December 31, 2005	$111.2	$-	$93.0	$204.2	$37.3	$-	$-	$241.5
At December 31, 2004	107.3	-	94.4	201.7	34.9	-	-	236.6

Funded Status
At December 31, 2005	$(62.5)	$(6.7)	$(10.3)	$(79.5)	$(12.3)	$(1.0)	$(1.6)	$(94.4)
At December 31, 2004	(47.5)	(8.9)	(14.7)	(71.1)	(18.1)	(0.4)	-	(89.6)

Net Periodic Benefit Cost (Income)
Year Ending December 31, 2005	$14.1	$3.2	$(0.8)	$16.5	$5.1	$0.3	$0.3	$22.2	(a)
Year Ending December 31, 2004	11.3	1.7	(0.7)	12.3	4.5	0.2	-	17.0	(a)

Change in Accumulated Other Comprehensive Income
Year Ending December 31, 2005	$-	$(2.8)	$(3.3)	$(6.1)	$-	$-	$-	$(6.1)
Year Ending December 31, 2004	-	1.5	4.8	6.3	-	-	-	6.3

Employer Contributions
Year Ending December 31, 2005	$-	$0.7	$0.4	$1.1	$4.5	$-	$-	$5.6
Year Ending December 31, 2004	5.4	5.0	0.4	10.8	2.8	0.1	-	13.7

Weighted-Average Assumptions - Benefit Obligations
Discount rate
At December 31, 2005	5.66%	5.54%	5.38%		5.50%	20.00%	12.00%	5.60%	(b)
At December 31, 2004	5.50%	5.50%	5.50%		6.00%	20.00%	-	5.60%	(b)
Rate of compensation increase
At December 31, 2005	4.72%	4.29%	-		3.50%	15.00%	10.00%	4.50%	(b)
At December 31, 2004	5.45%	5.45%	-		3.50%	15.00%	-	5.00%	(b)

Weighted-Average Assumptions - Net Periodic Benefit Cost
Discount rate
At December 31, 2005	5.50%	5.50%	5.50%		6.00%	20.00%	12.00%	5.63%	(b)
At December 31, 2004	6.00%	6.00%	6.00%		6.00%	20.00%	-	6.01%	(b)
Expected long-term rate of return on plan assets
At December 31, 2005	9.00%	-	9.00%		7.00%	-	-	8.70%	(c)
At December 31, 2004	9.00%	-	9.00%		7.00%	-	-	8.73%	(c)
Rate of compensation increase
At December 31, 2005	4.75%	4.29%	-		3.50%	15.00%	10.00%	4.52%	(b)
At December 31, 2004	5.45%	5.45%	-		3.50%	15.00%	-	5.00%	(b)

(a)	Pension costs were reduced by expected returns on plan assets of $20.5 million and $19.6 million for the years ended December 31, 2005 and 2004, respectively.
(b)	Weighted-average based on relative average projected benefit obligation for the year.
(c)	Weighted-average based on relative average fair value of plan assets for the year.

Index

For the funded U.S. Plans, our funding policy consists of reviewing the funded status of these plans annually and contributing an amount at least equal to the minimum contribution required under the Employee Retirement Income Security Act of 1974 (ERISA). Employer contributions to the funded U.S. Plans are based on actuarial computations that establish the minimum contribution required under ERISA and the maximum deductible contribution for income tax purposes. No contributions were made to the funded U.S. Plans during 2005. Contributions of $5.4 million were made to the funded U.S. Plans during 2004. Contributions of $1.1 million and $5.4 million to the unfunded U.S. Plans in 2005 and 2004, respectively, were to fund benefit payments.

The $5.6 million and $13.7 million we contributed to the Transocean Plans in 2005 and 2004, respectively, was funded from our cash flows from operations.

Net periodic benefit cost for these defined benefit pension plans included the following components (in millions):

	Years ended December 31,
	2005	2004
Components of Net Periodic Benefit Cost (a)
Service cost	$18.1	$16.7
Interest cost	17.6	16.7
Expected return on plan assets	(20.5)	(19.6)
Amortization of transition obligation	0.3	0.3
Amortization of prior service cost	0.8	0.6
Recognized net actuarial losses	3.8	2.3
SFAS 88 settlements/curtailments	2.1	-
Benefit cost	$22.2	$17.0

(a)	Amounts are before income tax effect.

Plan assets of the funded Transocean Plans have been favorably impacted by a substantial rise in world equity markets during 2005 and an allocation of approximately 60 percent of plan assets to equity securities. Debt securities and other investments also experienced increased values, but to a lesser extent. During 2005, the market value of the investments in the Transocean Plans increased by $4.9 million, or 2.1 percent. The increase is due to net investment gains of $17.5 million, primarily in the funded U.S. Plans, resulting from the favorable performance of equity markets in 2005, partially offset by benefit plan payments of $18.0 million from these plans. We expect to contribute $8.3 million to the Transocean Plans in 2006. These contributions are comprised of an estimated $2.7 million to meet minimum funding requirements for the funded U.S. Plans, $0.7 million to fund expected benefit payments for the unfunded U.S. Plans, Nigeria Plan and Egypt Plan and an estimated $4.9 million for the funded Norway Plans. We expect the required contributions will be funded from cash flow from operations. We have generated unrecognized net actuarial losses due to the effect of the unfavorable performance in previous years of the plan assets of the funded Transocean Plans. As of December 31, 2005, we had cumulative losses of $74.6 million that remain to be recognized in the calculation of the market-related value of assets. These unrecognized net actuarial losses may result in increases in our future pension expense depending on several factors, including whether such losses at each measurement date exceed certain amounts in accordance with SFAS 87, Employers’ Accounting for Pensions.

The following pension benefits payments are expected to be paid by the Transocean Plans (in millions):

Years ending December 31,

2006	$13.1
2007	13.5
2008	14.1
2009	14.6
2010	15.1
2011-2015	74.3

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

Index

Two of the most critical assumptions used in calculating our pension expense and liabilities are the expected long-term rate of return on plan assets and the assumed discount rate. In 2004, the effect of the decrease in the discount rate offset the increases in the fair value of plan assets resulting in an increase in the minimum pension liability of $6.3 million. In 2005, the increase in the fair value of plan assets offset the decrease in the discount rate resulting in a decrease in the minimum pension liability of $6.1 million. At December 31, 2005, the minimum pension liability included in other comprehensive income was $35.9 million. The minimum pension liability adjustments did not impact our results of operations during 2003, 2004 or 2005, nor did these adjustments affect our ability to meet any financial covenants related to our debt facilities.

Our expected long-term rates of return on plan assets for the funded U.S. Plans was 9.0 percent as of December 31, 2005 and 2004. The expected long-term rate of return on plan assets was developed by reviewing each plan's targeted asset allocation and asset class long-term rate of return expectations. We regularly review our actual asset allocation and periodically rebalance plan assets as appropriate. For the U.S. Plans, we discounted our future pension obligations using a rate of 5.5 percent at December 31, 2005, 6.0 percent at December 31, 2004 and 6.0 percent at December 31, 2003.

We expect pension expense related to the Transocean Plans for 2006 to increase by approximately $0.8 million primarily due to the change in discount rate assumptions.

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

Postretirement Benefits Other Than Pensions―We have several unfunded contributory and noncontributory postretirement benefit plans covering substantially all of our U.S. employees. Funding of benefit payments for plan participants will be made as costs are incurred. Net periodic benefit cost for these other postretirement plans included the following components (in millions):

	Years ended December 31,
	2005	2004
Components of Net Periodic Benefit Cost (a)
Service cost	$1.3	$1.0
Interest cost	2.1	2.1
Amortization of prior service cost	(2.3)	(2.3)
Recognized net actuarial losses	1.7	1.5
Benefit cost	$2.8	$2.3

(a)	Amounts are before income tax effect.

The following postretirement benefits payments are expected to be paid by our postretirement benefits plans (in millions):

Years ending December 31,

2006	$1.4
2007	1.5
2008	1.6
2009	1.7
2010	1.8
2011-2015	10.5

Off-Balance Sheet Arrangement

We leased the semisubmersible rig M. G. Hulme, Jr. from Deep Sea Investors, L.L.C. (“Deep Sea Investors”), a special purpose entity formed by several leasing companies to acquire the rig from one of our subsidiaries in November 1995 in a sale/leaseback transaction. We accounted for the lease of this semisubmersible drilling rig as an operating lease. We recorded $4.6 million, $12.7 million and $12.5 million of such rent expense in the years ended December 31, 2005, 2004 and 2003, respectively. In May 2005, we purchased the rig for $42.5 million. The rig was reflected as property and equipment in our consolidated balance sheet at December 31, 2005.

Index

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

Related Party Transactions

ODL—We own a 50 percent interest in an unconsolidated joint venture company, ODL. ODL owns the Joides Resolution, for which we provide certain operational and management services. In 2005, we earned $1.4 million for those services. Siem Offshore Inc. owns the other 50 percent interest in ODL. Our director, Kristian Siem, is the chairman of Siem Offshore Inc. and is also a director and officer of ODL. Mr. Siem is also chairman and chief executive officer of Siem Industries, Inc., which owns an approximate 45 percent interest in Siem Offshore Inc.

In November 2005, we entered into a loan agreement with ODL pursuant to which we may borrow up to $8 million. ODL may demand repayment at any time upon five business days prior written notice given to us and any amount due to us from ODL may be offset against the loan amount at the time of repayment. During 2005 and prior to entering into the loan agreement, we received $3.0 million in dividend payments from ODL. As of December 31, 2005, $3.5 million was outstanding under this loan agreement and was reflected as other long-term liabilities in our consolidated balance sheet.

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

Tax Sharing Agreement with TODCO—Our wholly owned subsidiary, Transocean Holdings Inc. (“Transocean Holdings”), entered into a tax sharing agreement with TODCO in connection with the TODCO IPO. See “―Outlook-Tax Matters.”

Index

New Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which requires retrospective application to all prior period financial statements presented for voluntary changes in accounting principle unless it is impracticable.  This statement replaces Accounting Principles Board Opinion (“APB”) 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in reporting entity and the correction of errors.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS 154 effective January 1, 2006, and we do not expect the adoption of this statement to have an impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. While the approach in SFAS 123(R) is similar to the approach described in SFAS 123, SFAS 123(R) requires recognition in the income statement of all share-based payments to employees, including grants of employee stock options, based on their fair values, and pro forma disclosure is no longer an alternative. We adopted SFAS 123(R) effective January 1, 2006.

SFAS 123(R) permits adoption using one of two methods, a modified prospective method (“Prospective Method”) or a modified retrospective method (“Retrospective Method”). With the Prospective Method, costs are recognized beginning with the effective date based on the requirements of SFAS 123(R) for (i) all share-based payments granted after the effective date of SFAS 123(R), and (ii) all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The Retrospective Method applies the requirements of the Prospective Method but further permits entities to restate all prior periods presented based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures. We elected to adopt SFAS 123(R) using the Prospective Method.

We previously adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the Prospective Method as described in SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. We currently use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees, which is an acceptable share-based award valuation model, and we have chosen that model for determining fair value of stock awards granted under SFAS 123(R). Our APB 25 options vested in the third quarter of 2005. As a result, adoption of SFAS 123(R) had no effect on these options.

Since we adopted SFAS 123(R) using the Prospective Method, we do not expect the adoption to have an impact on our consolidated financial position, results of operations or cash flows. In addition to the compensation cost recognition requirements, SFAS 123(R) also requires the tax deduction benefits for an award in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, which is currently required under SFAS 95. While we cannot estimate what these amounts will be in the future (because they depend on, among other things, when employees exercise stock options), we reported operating cash flows related to tax deduction benefits of $22.1 million for the year ended December 31, 2005.

Under SFAS 123, we recognize the compensation cost over the vesting period up to the date of actual retirement. We will continue this practice for awards granted prior to the adoption of SFAS 123(R). Upon the adoption of SFAS 123(R), we will recognize compensation cost for awards granted or modified after January 1, 2006 through the date the employee is no longer required to provide service to earn the award (“service period”). If we had amortized compensation cost over the service period, the amount would not have been material in 2005.

Index

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term and short-term debt. The table below presents scheduled debt maturities in U.S. dollars and related weighted-average interest rates for each of the years ended December 31 relating to debt obligations as of December 31, 2005.

At December 31, 2005 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a) (b)											Fair Value
	2006	2007	2008	2009			2010			Thereafter	Total	12/31/05
Total debt
Fixed rate	$400.0	$100.0	$19.0	$	−		$	−		$1,069.4	$1,588.4	$1,865.3
Average interest rate	1.5%	7.5%	2.8%		−	%		−	%	7.4%	5.8%

(a)
Maturity dates of the face value of our debt assume the put options on the 1.5% Convertible Debentures, 7.45% Notes and Zero Coupon Convertible Debentures will be exercised in May 2006, April 2007 and May 2008, respectively.

(b)	Expected maturity amounts are based on the face value of debt.

At December 31, 2005, we had no variable rate debt and as such interest expense had no exposure to changes in interest rates. However, a large part of our cash investments would earn commensurately higher rates of return if interest rates increase. Using December 31, 2005 cash investment levels, a one percentage point change in interest rates would result in a corresponding change in interest income of approximately $3.3 million per year.

The fair market value of our debt at December 31, 2004 was $2,702.5 million compared to $1,865.3 million at December 31, 2005. The decrease in fair value of $837.2 million was primarily caused by our repurchases and redemptions of debt during the year, as well as changes in the corporate bond market.

Foreign Exchange Risk

Our international operations expose us to foreign exchange risk. We use a variety of techniques to minimize the exposure to foreign exchange risk, including customer contract payment terms and the possible use of foreign exchange derivative instruments. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies typically have not had a material impact on overall results. In situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. At December 31, 2005, we had no open foreign exchange derivative contracts.

Index

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria for internal control over financial reporting described in Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on this assessment, management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, an independent registered public accounting firm, audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. Their report included elsewhere herein expresses an unqualified opinion on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2005.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Transocean Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Transocean Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Transocean Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Transocean Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Transocean Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Transocean Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 8, 2006

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Transocean Inc.

We have audited the accompanying consolidated balance sheets of Transocean Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transocean Inc. and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Transocean Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 8, 2006

Index

TRANSOCEAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years ended December 31,
	2005	2004	2003

Operating Revenues
Contract drilling revenues	$2,757.1	$2,416.4	$2,328.5
Other revenues	134.6	197.5	105.8
	2,891.7	2,613.9	2,434.3
Costs and Expenses
Operating and maintenance	1,720.6	1,713.6	1,591.2
Depreciation	405.8	524.6	508.2
General and administrative	74.8	67.0	65.3
	2,201.2	2,305.2	2,164.7
Impairment loss on long-lived assets	−	−	(16.5)
Gain (loss) from disposal of assets, net	29.0	19.2	(13.4)
Operating Income	719.5	327.9	239.7

Other Income (Expense), net
Equity in earnings of unconsolidated affiliates	10.1	9.2	5.1
Interest income	19.6	9.3	18.8
Interest expense	(111.2)	(171.7)	(202.0)
Gain from TODCO Stock Sales	165.0	308.8	−
Non-cash TODCO tax sharing agreement charge	−	(167.1)	−
Loss on retirement of debt	(7.3)	(76.5)	(15.7)
Impairment loss on note receivable from related party	−	−	(21.3)
Other, net	6.7	0.4	(3.0)
	82.9	(87.6)	(218.1)

Income Before Income Taxes, Minority Interest and Cumulative Effect of a Change in Accounting Principle	802.4	240.3	21.6
Income Tax Expense	86.8	91.3	3.0
Minority Interest	−	(3.2)	0.2
Income Before Cumulative Effect of a Change in Accounting Principle	715.6	152.2	18.4
Cumulative Effect of a Change in Accounting Principle	−	−	0.8
Net Income	$715.6	$152.2	$19.2

Basic Earnings Per Share
Income Before Cumulative Effect of a Change in Accounting Principle	$2.19	$0.47	$0.06
Cumulative Effect of a Change in Accounting Principle	−	−	−
Net Income	$2.19	$0.47	$0.06

Diluted Earnings Per Share
Income Before Cumulative Effect of a Change in Accounting Principle	$2.13	$0.47	$0.06
Cumulative Effect of a Change in Accounting Principle	−	−	−
Net Income	$2.13	$0.47	$0.06

Weighted Average Shares Outstanding
Basic	327.1	320.9	319.8
Diluted	339.4	325.2	321.4

See accompanying notes.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years ended December 31,
	2005	2004	2003

Net Income	$715.6	$152.2	$19.2
Other Comprehensive Income (Loss), net of tax
Amortization of gain on terminated interest rate swaps	(0.3)	(0.2)	(0.2)
Change in unrealized loss on securities available for sale	0.3	0.1	0.2
Change in share of unrealized loss in unconsolidated joint venture’s interest rate swaps (net of tax expense of $1.1 for the year ended December 31, 2003)	−	−	2.0
Minimum pension liability adjustments (net of tax expense (benefit) of $2.1, $(2.2) and $0.7 for the years ended December 31, 2005, 2004 and 2003, respectively)	4.0	(4.1)	9.3
Other Comprehensive Income (Loss)	4.0	(4.2)	11.3
Total Comprehensive Income	$719.6	$148.0	$30.5

See accompanying notes.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2005	2004
ASSETS
Cash and Cash Equivalents	$445.4	$451.3
Accounts Receivable, net
Trade	582.5	426.5
Other	17.2	15.5
Materials and Supplies, net	156.2	144.7
Deferred Income Taxes, net	23.4	19.0
Other Current Assets	54.4	52.1
Total Current Assets	1,279.1	1,109.1

Property and Equipment	9,791.0	9,732.9
Less Accumulated Depreciation	3,042.8	2,727.7
Property and Equipment, net	6,748.2	7,005.2
Goodwill	2,208.9	2,251.9
Investments in and Advances to Unconsolidated Affiliates	8.1	109.2
Deferred Income Taxes	−	43.8
Other Assets	212.9	239.1
Total Assets	$10,457.2	$10,758.3

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable	$254.0	$180.8
Accrued Income Taxes	27.5	17.1
Debt Due Within One Year	400.0	19.4
Other Current Liabilities	242.1	213.0
Total Current Liabilities	923.6	430.3

Long-Term Debt	1,197.1	2,462.1
Deferred Income Taxes, net	65.0	124.1
Other Long-Term Liabilities	286.2	345.2
Total Long-Term Liabilities	1,548.3	2,931.4

Commitments and Contingencies

Minority Interest	3.6	4.0

Preference Shares, $0.10 par value; 50,000,000 shares authorized, none issued and outstanding	−	−
Ordinary Shares, $0.01 par value; 800,000,000 shares authorized, 324,750,166 and 321,533,998 shares issued and outstanding at December 31, 2005 and 2004, respectively	3.2	3.2
Additional Paid-in Capital	10,565.3	10,695.8
Accumulated Other Comprehensive Loss	(20.4)	(24.4)
Retained Deficit	(2,566.4)	(3,282.0)
Total Shareholders' Equity	7,981.7	7,392.6
Total Liabilities and Shareholders' Equity	$10,457.2	$10,758.3

See accompanying notes.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings	Total
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity

Balance at December 31, 2002	319.2	$3.2	$10,623.1	$(31.5)	$(3,453.4)	$7,141.4
Net income	-	-	-	-	19.2	19.2
Issuance of ordinary shares under stock-based compensation plans	0.7	-	14.0	-	-	14.0
Gain on terminated interest rate swaps	-	-	-	(0.2)	-	(0.2)
Fair value adjustment on marketable securities held for sale	−	−	−	0.2	−	0.2
Other comprehensive income related to joint venture	-	-	-	2.0	-	2.0
Minimum pension liability	-	-	-	9.3	-	9.3
Other	-	-	6.7	-	-	6.7

Balance at December 31, 2003	319.9	3.2	10,643.8	(20.2)	(3,434.2)	7,192.6
Net income	-	-	-	-	152.2	152.2
Issuance of ordinary shares under stock-based compensation plans	1.6	-	38.1	-	-	38.1
Gain on terminated interest rate swaps	-	-	-	(0.2)	-	(0.2)
Fair value adjustment on marketable securities held for sale	−	−	−	0.1	−	0.1
Minimum pension liability	-	-	-	(4.1)	-	(4.1)
Other	-	-	13.9	-	-	13.9

Balance at December 31, 2004	321.5	3.2	10,695.8	(24.4)	(3,282.0)	7,392.6
Net income	-	-	-	-	715.6	715.6
Repurchase of ordinary shares	(6.0)	(0.1)	(399.9)	-	-	(400.0)
Issuance of ordinary shares under stock-based compensation plans	9.2	0.1	259.7	-	-	259.8
Gain on terminated interest rate swaps	-	-	-	(0.3)	-	(0.3)
Fair value adjustment on marketable securities held for sale	−	-	-	0.3	-	0.3
Minimum pension liability	-	-	-	4.0	-	4.0
Other	-	-	9.7	-	-	9.7

Balance at December 31, 2005	324.7	$3.2	$10,565.3	$(20.4)	$(2,566.4)	$7,981.7
See accompanying notes.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities
Net income	$715.6	$152.2	$19.2
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	405.8	524.6	508.2
Stock-based compensation expense	16.4	25.3	6.3
Deferred income taxes	27.1	18.1	(98.5)
Equity in earnings of unconsolidated affiliates	(10.1)	(9.2)	(5.1)
Net (gain) loss from disposal of assets	(29.0)	(19.2)	13.4
Gain from TODCO Stock Sales	(165.0)	(308.8)	−
Non-cash TODCO tax sharing agreement charge	−	167.1	−
Loss on retirement of debt	7.3	76.5	15.7
Impairment loss on long-lived assets	−	−	16.5
Impairment loss on note receivable from related party	−	−	21.3
Amortization of debt-related discounts/premiums, fair value adjustments and issue costs, net	(6.6)	(21.2)	(24.3)
Deferred income, net	(7.4)	35.3	4.4
Deferred expenses, net	17.6	(22.0)	(33.2)
Tax benefit from exercise of options to purchase and vesting of ordinary shares under stock-based compensation plans	22.1	5.9	0.3
Other long-term liabilities	22.8	10.2	10.8
Other, net	(17.3)	(6.1)	8.8
Changes in operating assets and liabilities
Accounts receivable	(149.8)	(29.3)	19.8
Accounts payable and other current liabilities	87.2	4.6	6.5
Income taxes receivable/payable, net	(50.6)	1.2	27.8
Other current assets	(21.9)	(5.3)	7.5
Net Cash Provided by Operating Activities	864.2	599.9	525.4

Cash Flows from Investing Activities
Capital expenditures	(181.9)	(127.0)	(493.8)
Note issued to related party	−	−	(46.1)
Payments received from note issued to related party	−	−	46.1
Deepwater Drilling II L.L.C.’s cash acquired, net of cash paid	−	−	18.1
Deepwater Drilling L.L.C.’s cash acquired	−	−	18.6
Proceeds from disposal of assets, net	74.1	52.9	8.4
Proceeds from TODCO Stock Sales, net	271.9	683.6	−
Reduction of cash from the deconsolidation of TODCO	−	(68.6)	−
Joint ventures and other investments, net	4.5	10.4	3.3
Net Cash Provided by (Used in) Investing Activities	168.6	551.3	(445.4)

See accompanying notes.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years ended December 31,
	2005	2004	2003
Cash Flows from Financing Activities
Net borrowings (repayments) on revolving credit agreement	−	(250.0)	250.0
Repayments on other debt instruments	(880.2)	(955.3)	(1,252.7)
Cash from termination of interest rate swaps	−	−	173.5
Repurchase of ordinary shares	(400.0)	-	-
Net proceeds from issuance of ordinary shares under stock-based compensation plans	219.5	30.4	12.8
Proceeds from issuance of ordinary shares upon exercise of warrants	10.6	−	−
Decrease in restricted cash	12.0	−	−
Financing costs	−	−	(4.9)
Other, net	(0.6)	1.0	1.1
Net Cash Used in Financing Activities	(1,038.7)	(1,173.9)	(820.2)

Net Decrease in Cash and Cash Equivalents	(5.9)	(22.7)	(740.2)
Cash and Cash Equivalents at Beginning of Period	451.3	474.0	1,214.2
Cash and Cash Equivalents at End of Period	$445.4	$451.3	$474.0

See accompanying notes.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Nature of Business and Principles of Consolidation

Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells. Our mobile offshore drilling fleet is considered one of the most modern and versatile fleets in the world. We specialize in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services. We contract our drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. We also provide additional services, including integrated services. At December 31, 2005, we owned, had partial ownership interests in or operated 90 mobile offshore and barge drilling units. As of this date, our assets consisted of 32 High-Specification semisubmersibles and drillships (“floaters”), 23 Other Floaters, 25 Jackup Rigs and 10 Other Rigs (see Note 18).

On January 31, 2001, we completed a merger transaction (the “R&B Falcon merger”) with R&B Falcon Corporation (“R&B Falcon”). At the time of the merger, R&B Falcon operated a diverse global drilling rig fleet consisting of drillships, semisubmersibles, jackup rigs and other units including the Gulf of Mexico Shallow and Inland Water segment fleet. R&B Falcon and the Gulf of Mexico Shallow and Inland Water segment later became known as TODCO (together with its subsidiaries and predecessors, unless the context requires otherwise, “TODCO”) and the TODCO segment, respectively. In preparation for the initial public offering discussed below, we transferred all assets and subsidiaries out of R&B Falcon that were unrelated to the Gulf of Mexico Shallow and Inland Water business.

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

In May 2005 and June 2005, respectively, we completed a public offering of TODCO common stock and a sale of TODCO common stock pursuant to Rule 144 under the Securities Act of 1933, as amended (respectively referred to as the “May Offering” and the “June Sale,” collectively referred to as the “2005 Offering and Sale,” and, collectively with the 2004 Offerings, the “TODCO Stock Sales”). We sold 12.0 million shares of TODCO’s class A common stock (20 percent of TODCO’s total outstanding shares) in the May Offering and our remaining 1.3 million shares of TODCO’s class A common stock (two percent of TODCO’s total outstanding shares) in the June Sale. After the May Offering, we accounted for our remaining investment using the cost method of accounting. As a result of the June Sale, we no longer own any shares of TODCO’s common stock. See Note 4.

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

As a result of the Deepwater Nautilus project financing in 1999, we were required to maintain in cash an amount to cover certain principal and interest payments. Such restricted cash, classified as other current assets in the consolidated balance sheet, was $12.0 million at December 31, 2004. As a result of the repayment of the project financing (see Note 8), the restricted cash balance was released in May 2005.

Accounts Receivable—Accounts receivable are stated at the historical carrying amount net of write-offs and allowance for doubtful accounts receivable. Interest receivable on delinquent accounts receivable is included in the accounts receivable trade balance and recognized as interest income when chargeable and collectibility is reasonably assured. Uncollectible accounts receivable are written off when a settlement is reached for an amount that is less than the outstanding historical balance.

Allowance for Doubtful Accounts—We establish reserves for doubtful accounts on a case-by-case basis when we believe the required payment of specific amounts owed is unlikely to occur. In establishing these reserves, we consider changes in the financial position of a major customer and restrictions placed on the conversion of local currency to U.S. dollars as well as disputes with our customers regarding the application of contract provisions to our drilling operations. This allowance was $15.3 million and $16.8 million at December 31, 2005 and 2004, respectively. We derive a majority of our revenue from services to international and government-owned or government-controlled oil companies, and, generally, do not require collateral or other security to support client receivables.

Materials and Supplies—Materials and supplies are carried at the lower of average cost or market less an allowance for obsolescence. Such allowance was $19.1 million and $20.3 million at December 31, 2005 and 2004, respectively.

Property and Equipment—Property and equipment, consisting primarily of offshore drilling rigs and related equipment, represented approximately 64 percent of our total assets at December 31, 2005. The carrying values of these assets are based on estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values of our rigs. These estimates, assumptions and judgments reflect both historical experience and expectations regarding future industry conditions and operations. We compute depreciation using the straight-line method after allowing for salvage values. Expenditures for renewals, replacements and improvements are capitalized. Maintenance and repairs are charged to operating expense as incurred. Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to gain (loss) from disposal of assets, net.

Estimated original useful lives of our drilling units range from 18 to 35 years, reflecting maintenance history and market demand for these drilling units, buildings and improvements from 10 to 30 years and machinery and equipment from four to 12 years. From time to time, we may review the estimated remaining useful lives of our drilling units and may extend the useful life when events and circumstances indicate the drilling unit can operate beyond its original useful life. During the fourth quarter of 2004, we extended the useful lives to 35 years for four rigs, which had estimated useful lives ranging from 30 to 32 years. We determined 35 years was appropriate for each of these rigs based on the then current contracts these rigs were operating under as well as the additional life-extending work, upgrades and inspections we performed on these rigs. In 2005 and 2004, the impact of the change in estimated useful life of these rigs was a reduction in depreciation expense of $16.1 million ($0.05 per diluted share) and $4.7 million ($0.01 per diluted share), respectively, which had no tax effect.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Assets Held for Sale—Assets are classified as held for sale when we have a plan for disposal and those assets meet the held for sale criteria of the Financial Accounting Standards Board's (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for Impairment or Disposal of Long-Lived Assets. At December 31, 2005 and 2004, we had assets held for sale in the amounts of $15.9 million and $5.6 million, respectively, that were included in other current assets (see Notes 6 and 27).

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

We perform our annual test of goodwill impairment as of October 1. As a result of these tests for impairment, we had no impairment of goodwill for 2004 or 2003. Since the disposition of TODCO, we operate in one reportable segment (see Note 1), which is also our reporting unit for the test of goodwill impairment. The goodwill impairment test performed at October 1, 2004 was carried forward to October 1, 2005 since it met all necessary carry forward criteria within the scope of SFAS 142. As a result of these tests for impairment, we had no impairment of goodwill for the years ended December 31, 2005, 2004 and 2003.

Our goodwill balance and changes in the carrying amount of goodwill are as follows (in millions):

	Balance at January 1, 2005	Other (a)	Balance at December 31, 2005

Transocean Drilling	$2,251.9	$43.0	$2,208.9

(a)	Primarily represents net adjustments during 2005 of income tax-related pre-acquisition contingencies. See Note 16.

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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Capitalized Interest—Interest costs for the construction and upgrade of qualifying assets are capitalized. No interest cost was capitalized during the years ended December 31, 2005, 2004 and 2003.

Derivative Instruments and Hedging Activities—We account for our derivative instruments and hedging activities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. See Notes 9 and 10.

Foreign Currency—The majority of our revenues and expenditures are denominated in U.S. dollars to limit our exposure to foreign currency fluctuations, resulting in the use of the U.S. dollar as the functional currency for all of our operations. Foreign currency exchange gains and losses are primarily included in other income (expense) as incurred. Net foreign currency gains (losses) included in other income (expense) were $(4.5) million, $0.4 million and $(3.5) million for the years ended December 31, 2005, 2004 and 2003, respectively.

Income Taxes—Income taxes have been provided based upon the tax laws and rates in effect in the countries in which operations are conducted and income is earned. There is no expected relationship between the provision for or benefit from income taxes and income or loss before income taxes because the countries in which we operate have taxation regimes that vary not only with respect to nominal rate, but also in terms of the availability of deductions, credits and other benefits. Variations also arise because income earned and taxed in any particular country or countries may fluctuate from year to year. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities using the applicable tax rates in effect at year end. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. See Note 16.

Stock-Based Compensation—Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, using the prospective method proscribed in SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Under the prospective method, employee stock-based compensation awards granted on or subsequent to January 1, 2003 are expensed over the vesting period based on the fair value of the underlying awards on the date of grant. The fair value of the stock options is determined using the Black-Scholes-Merton option pricing model, while the fair value of restricted stock grants is determined based on the market price of our stock on the date of grant. Additionally, stock appreciation rights are recorded at fair value with the changes in fair value recorded as compensation expense as incurred. Stock-based compensation awards granted prior to January 1, 2003, if not subsequently modified, were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees and related interpretations (see “―New Accounting Pronouncements”). As a result of the adoption of SFAS 123, compensation expense increased $6.1 million ($4.3 million or $0.01 per diluted share, net of tax) related to our stock-based compensation awards and modifications, and our Employee Stock Purchase Plan (“ESPP”) during 2003.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

If compensation expense for grants to employees under our long-term incentive plan prior to January 1, 2003 was recognized using the fair value method of accounting under SFAS 123 rather than the intrinsic value method under APB 25, net income and earnings per share would have been reduced to the pro forma amounts indicated below (in millions, except per share data):

	Years ended December 31,
	2005	2004	2003

Net Income as Reported	$715.6	$152.2	$19.2
Add back: Stock-based compensation expense included in reported net income, net of related tax effects	12.7	18.2	4.6
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects
Long-Term Incentive Plan	(11.1)	(22.4)	(18.2)
ESPP	(3.6)	(2.6)	(2.5)

Pro Forma Net Income for basic earnings per share	$713.6	$145.4	$3.1

Add back interest expense on the 1.5% convertible debentures	6.3	-	-
Pro Forma Net Income for diluted earnings per share	$719.9	$145.4	$3.1

Basic Earnings Per Share
As Reported	$2.19	$0.47	$0.06
Pro Forma	2.18	0.45	0.01

Diluted Earnings Per Share
As Reported	$2.13	$0.47	$0.06
Pro Forma	2.12	0.45	0.01

The above pro forma amounts are not indicative of future pro forma results. The fair value of each option grant or modification under our long-term incentive plan was estimated on the date of grant or grant modification using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used:

	Years ended December 31,
	2005	2004	2003
Dividend yield	-	-	-
Expected price volatility range	26%-38%	38%-42%	39%-45%
Risk-free interest rate range	2.86%-4.57%	2.59%-3.71%	1.94%-3.16%
Expected life of options (in years)	4.40	4.30	4.21
Weighted-average fair value of options granted or modified	$21.92	$10.65	$7.13

The fair value of each option grant under the ESPP was estimated using the following weighted-average assumptions:

	Years ended December 31,
	2005	2004	2003
Dividend yield	-	-	-
Expected price volatility	28%	27%	41%
Risk-free interest rate	2.81%	1.19%	1.09%
Expected life of options	Less than one year	Less than one year	Less than one year
Weighted-average fair value of options granted	$7.10	$4.10	$4.69

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

New Accounting Pronouncements—In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which requires retrospective application to all prior period financial statements presented for voluntary changes in accounting principle unless it is impracticable.  This statement replaces APB 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in reporting entity and the correction of errors.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS 154 effective January 1, 2006. The adoption of this statement will have no impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. While the approach in SFAS 123(R) is similar to the approach described in SFAS 123, SFAS 123(R) requires recognition in the income statement of all share-based payments to employees, including grants of employee stock options, based on their fair values, and pro forma disclosure is no longer an alternative. We adopted SFAS 123(R) effective January 1, 2006.

SFAS 123(R) permits adoption using one of two methods, a modified prospective method (“Prospective Method”) or a modified retrospective method (“Retrospective Method”). With the Prospective Method, costs are recognized beginning with the effective date based on the requirements of SFAS 123(R) for (i) all share-based payments granted after the effective date of SFAS 123(R), and (ii) all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The Retrospective Method applies the requirements of the Prospective Method but further permits entities to restate all prior periods presented based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures. We elected to adopt SFAS 123(R) using the Prospective Method.

We previously adopted the fair-value-based method of accounting for share-based payments under SFAS 123 effective January 1, 2003 using the modified prospective method as described in SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. We currently use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees, which is an acceptable share-based award valuation model and we have chosen that model for determining fair value of stock awards granted under SFAS 123(R). Our APB 25 options vested in the third quarter of 2005. As a result, adoption of SFAS 123(R) had no effect on these options.

Since we adopted SFAS 123(R) using the Prospective Method, we do not expect the adoption to have an impact on our consolidated financial position, results of operations or cash flows. In addition to the compensation cost recognition requirements, SFAS 123(R) also requires the tax deduction benefits for an award in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, which is currently required under SFAS 95. While we cannot estimate what these amounts will be in the future (because they depend on, among other things, when employees exercise stock options), we reported operating cash flows related to tax deduction benefits of $22.1 million, $5.9 million and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Under SFAS 123, we recognize the compensation cost over the vesting period up to the date of actual retirement. We will continue this practice for awards granted prior to the adoption of SFAS 123(R). Upon the adoption of SFAS 123(R), we will recognize compensation cost for awards granted or modified after January 1, 2006 through the date the employee is no longer required to provide service to earn the award (“service period”). If we had amortized compensation cost over the service period, the amount would not have been material for all periods presented.

Reclassifications—Certain reclassifications have been made to prior period amounts to conform with the current year presentation.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 3—Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at December 31, 2005, 2004 and 2003, net of tax, are as follows (in millions):

	Gain on Terminated Interest Rate Swaps	Unrealized Loss on Available- for-Sale Securities		Other Comprehensive Loss Related to Unconsolidated Joint Venture		Minimum Pension Liability	Total Other Comprehensive Income (Loss)
Balance at December 31, 2002	$3.6		$(0.6)		$(2.0)	$(32.5)	$(31.5)
Other comprehensive income (loss)	(0.2)		0.2		2.0	9.3	11.3
Balance at December 31, 2003	3.4		(0.4)		−	(23.2)	(20.2)
Other comprehensive income (loss)	(0.2)		0.1		−	(4.1)	(4.2)
Balance at December 31, 2004	3.2		(0.3)		−	(27.3)	(24.4)
Other comprehensive income (loss)	(0.3)		0.3		−	4.0	4.0
Balance at December 31, 2005	$2.9	$	−	$	−	$(23.3)	$(20.4)

Note 4—TODCO Stock Sales

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

In December 2004, we completed the December 2004 Offering in which we sold 15.0 million shares of TODCO’s class A common stock, representing 25 percent of TODCO’s total outstanding shares, at $18.00 per share. We received net proceeds of $258.0 million from the December 2004 Offering and recognized a gain of $140.0 million ($0.43 per diluted share), which had no tax effect, in the fourth quarter of 2004 and represented the excess of net proceeds received over the net book value of the TODCO shares sold in the December 2004 Offering.

We sold 12.0 million shares of TODCO’s class A common stock, representing 20 percent of TODCO’s total outstanding shares, at $20.50 per share in the May Offering. We sold our remaining 1.3 million shares of TODCO’s class A common stock, representing 2 percent of TODCO’s total outstanding shares, at $23.57 per share in the June Sale. We received net proceeds of $271.9 million from the 2005 Offering and Sale and recognized a gain in the second quarter of 2005 of $165.0 million ($0.49 per diluted share), which had no tax effect and represented the excess of net proceeds received over the net book value of the shares sold in the 2005 Offering and Sale.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 5—Capital Expenditures and Other Asset Acquisitions

Capital expenditures totaled $181.9 million during the year ended December 31, 2005 and related to corporate infrastructure and our existing fleet, including the replacement of equipment damaged during hurricanes Katrina and Rita on the Deepwater Nautilus and the Transocean Marianas and the purchase of the semisubmersible rig M.G. Hulme, Jr., which we had previously operated under a lease arrangement (see Note 17).

Capital expenditures totaled $127.0 million during the year ended December 31, 2004 and related to our existing fleet and corporate infrastructure. A substantial majority of the capital expenditures in 2004 related to the Transocean Drilling segment (see Note 22).

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

As a result of the R&B Falcon merger, we acquired ownership interests in two unconsolidated joint ventures, 50 percent in Deepwater Drilling L.L.C. (“DD LLC”) and 60 percent in Deepwater Drilling II L.L.C. (“DDII LLC”). Subsidiaries of ConocoPhillips owned the remaining interests in these joint ventures. Each of the joint ventures was a lessee in a synthetic lease financing facility entered into in connection with the construction of the Deepwater Pathfinder, in the case of DD LLC, and the Deepwater Frontier, in the case of DDII LLC. Pursuant to the lease financings, the rigs were owned by special purpose entities and leased to the joint ventures.

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

Note 6—Asset Dispositions and Retirements

In January 2005, we completed the sale of the semisubmersible rig Sedco 600 for net proceeds of $24.9 million, of which $2.5 million was received in 2004, and recognized a gain of $18.8 million ($0.06 per diluted share), which had no tax effect. At December 31, 2004, this asset was held for sale in the amount of $5.6 million and was included in other current assets in our consolidated balance sheet. See Note 2.

In June 2005, we sold the jackup rig Transocean Jupiter and a land rig for net proceeds of $23.5 million and recognized a gain on these sales of $14.0 million ($9.1 million, or $0.03 per diluted share, net of tax).

In December 2005, we entered into an agreement to sell the drillship Peregrine III in connection with our efforts to dispose of non-strategic assets. We received a deposit totaling $7.8 million, which was reflected as unearned income and included in other current liabilities in our consolidated balance sheet at December 31, 2005. At December 31, 2005, the rig was classified as an asset held for sale in the amount of $12.3 million, and was included in other current assets in our consolidated balance sheet. See Notes 2 and 27.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During the year ended December 31, 2005, we sold and disposed of certain other assets for net proceeds of approximately $18.4 million and we recorded net losses of $3.8 million ($4.1 million, or $0.01 per diluted share, net of tax).

In June 2004, we completed the sale of the Sedco 602 for net proceeds of $28.0 million and recognized a gain of $21.7 million ($0.07 per diluted share), which had no tax effect, in our Transocean Drilling segment.

During the year ended December 31, 2004, we settled insurance claims and sold and disposed of marine support vessels and certain other assets for net proceeds of $22.4 million. We recorded net losses of $8.3 million ($3.5 million, or $0.01 per diluted share, net of tax) in our Transocean Drilling segment and net gains of $5.8 million ($0.02 per diluted share), which had no tax effect, in our TODCO segment.

In January 2003, we completed the sale of the jackup rig RBF 160 for net proceeds of $13.1 million and recognized a gain of $0.3 million ($0.2 million, net of tax) in our Transocean Drilling segment. The proceeds were received in December 2002.

During the year ended December 31, 2003, we settled an insurance claim and sold and disposed of certain other assets for net proceeds of approximately $8.4 million and recorded net losses of $6.0 million ($4.5 million, or $0.01 per diluted share, net of tax) in our Transocean Drilling segment and $7.7 million ($8.0 million, or $0.02 per diluted share, net of tax) in our TODCO segment.

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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Note 8—Debt

Debt, net of unamortized discounts, premiums and fair value adjustments, is comprised of the following (in millions):

	December 31,
	2005	2004

7.31% Nautilus Class A1 Amortizing Notes - final maturity May 2005	$-	$19.4
6.95% Senior Notes, due April 2008	-	263.1
6.625% Notes, due April 2011	183.0	785.7
7.375% Senior Notes, due April 2018	246.9	246.9
Zero Coupon Convertible Debentures, due May 2020 (put options exercisable May 2008 and May 2013)	17.5	17.0
1.5% Convertible Debentures, due May 2021 (put options exercisable May 2006, May 2011 and May 2016) (a)	400.0	400.0
8% Debentures, due April 2027	56.8	56.8
7.45% Notes, due April 2027 (put options exercisable April 2007)	95.3	95.0
7.5% Notes, due April 2031	597.6	597.6
Total Debt	1,597.1	2,481.5
Less Debt Due Within One Year (a)	400.0	19.4
Total Long-Term Debt	$1,197.1	$2,462.1

(a)	The 1.5% Convertible Debentures are classified as debt due within one year since the holders can exercise their right to require us to repurchase the debentures in May 2006.

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

Years ending December 31,

2006	$400.0
2007	100.0
2008	19.0
2009	-
2010	-
Thereafter	1,069.4
Total	$1,588.4

Revolving Credit Agreement— In July 2005, we entered into a $500.0 million, five-year revolving credit agreement (the “Revolving Credit Agreement”). The Revolving Credit Agreement bears interest, at our option, at a base rate or at the London Interbank Offered Rate (“LIBOR”) plus a margin that can vary from 0.19 percent to 0.58 percent depending on our non-credit enhanced senior unsecured public debt rating. A facility fee, varying from 0.06 percent to 0.17 percent depending on our non-credit enhanced senior unsecured public debt rating, is incurred on the daily amount of the underlying commitment, whether used or unused, throughout the term of the facility. A utilization fee, varying from 0.05 percent to 0.10 percent depending on our non-credit enhanced senior unsecured public debt rating, is payable if amounts outstanding under the Revolving Credit Agreement are greater than or equal to 50 percent of the total underlying commitment. At December 31, 2005, the applicable margin, facility fee and utilization fee were 0.225 percent, 0.075 percent and 0.100 percent, respectively. The Revolving Credit Agreement requires compliance with various covenants and provisions customary for agreements of this nature, including a debt to total tangible capitalization ratio, as defined by the Revolving Credit Agreement, of not greater than 60 percent. At December 31, 2005, no amount was outstanding under the Revolving Credit Agreement.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In conjunction with entering into the Revolving Credit Agreement, we terminated our existing $800.0 million, five-year revolving credit agreement and recognized a loss on the termination of this agreement of $0.8 million, which had no tax effect, in the third quarter of 2005.

6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% Senior Notes and Exchange Offer—In March 2002, we completed exchange offers and consent solicitations for TODCO’s 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% Senior Notes (“the Exchange Offer”). As a result of the Exchange Offer, approximately $234.5 million, $342.3 million, $247.8 million, $246.5 million, $76.9 million and $289.8 million principal amount of TODCO’s outstanding 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% Senior Notes, respectively, were exchanged for our newly issued 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% Senior Notes having the same principal amount, interest rate, redemption terms and payment and maturity dates. Because the holders of a majority in principal amount of each of these series of notes consented to the proposed amendments to the applicable indenture pursuant to which the notes were issued, some covenants, restrictions and events of default were eliminated from the indentures with respect to these series of notes. After the Exchange Offer, approximately $5.0 million, $7.7 million, $2.2 million, $3.5 million, $10.2 million and $10.2 million principal amount of the outstanding 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% Senior Notes, respectively, not exchanged remain the obligation of TODCO. At December 31, 2005, $246.5 million principal amount of 7.375% Senior Notes were outstanding. TODCO’s remaining Senior Notes were deconsolidated from our consolidated balance sheets at December 31, 2004 (see Note 4). The 7.375% Senior Notes are redeemable at our option at a make-whole premium. See “―Retired, Redeemed and Repurchased Debt.”

6.625% Notes and 7.5% Notes—In April 2001, we issued $700.0 million aggregate principal amount of 6.625% Notes due April 2011 and $600.0 million aggregate principal amount of 7.5% Notes due April 2031. At December 31, 2005, $165.6 million principal amount of the 6.625% Notes was outstanding (see “—Retired, Redeemed and Repurchased Debt”). At December 31, 2005, $600.0 million principal amount of the 7.5% Notes was outstanding with a discounted value of $597.6 million.

1.5% Convertible Debentures—In May 2001, we issued $400.0 million aggregate principal amount of 1.5% Convertible Debentures due May 2021. We have the right to redeem the debentures after five years for a price equal to 100 percent of the principal. Each holder has the right to require us to repurchase the debentures after five, 10 and 15 years at 100 percent of the principal amount. We may pay this repurchase price with either cash or ordinary shares or a combination of cash and ordinary shares. The debentures are convertible into our ordinary shares at the option of the holder at any time at a ratio of 13.8627 shares per $1,000 principal amount debenture, which is equivalent to an initial conversion price of $72.136 per share. This ratio is subject to adjustments if certain events take place, and conversion may only occur if the closing sale price per ordinary share exceeds 110 percent of the conversion price for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the conversion date or if other specified conditions are met. At December 31, 2005, $400.0 million principal amount of these notes was outstanding.

Zero Coupon Convertible Debentures—In May 2000, we issued Zero Coupon Convertible Debentures due May 2020 with a face value at maturity of $865.0 million. The debentures were issued to the public at a price of $579.12 per debenture and accrue original issue discount at a rate of 2.75 percent per annum compounded semiannually to reach a face value at maturity of $1,000 per debenture. We will pay no interest on the debentures prior to maturity and, since May 2003, we have the right to redeem the debentures for a price equal to the issuance price plus accrued original issue discount to the date of redemption. Each holder has the right to require us to repurchase the debentures on the third, eighth and thirteenth anniversary of issuance at the issuance price plus accrued original issue discount to the date of repurchase (see “—Retired, Redeemed and Repurchased Debt”). We may pay this repurchase price with either cash or ordinary shares or a combination of cash and ordinary shares. The debentures are convertible into our ordinary shares at the option of the holder at any time at a ratio of 8.1566 shares per debenture, which is equivalent to an initial conversion price of $71.00 per share, subject to adjustments if certain events take place. At December 31, 2005, $26.4 million face value of these notes was outstanding with a discounted value of $17.5 million. Should all of the debentures be put to us in May 2008, the debentures will have a discounted value of $19.0 million.

7.45% Notes and 8% Debentures—In April 1997, we issued $100.0 million aggregate principal amount of 7.45% Notes due April 2027 and $200.0 million aggregate principal amount of 8% Debentures due April 2027. Holders of the 7.45% Notes may elect to have all or any portion of the 7.45% Notes repaid in April 2007 at 100 percent of the principal amount. The 7.45% Notes, at any time after April 2007, and the 8% Debentures, at any time, are redeemable at our option at a make-whole premium. At December 31, 2005, $100.0 million and $57.3 million principal amount of these notes was outstanding, respectively (see “—Retired, Redeemed and Repurchased Debt”).

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Retired, Redeemed and Repurchased Debt—In July 2005, we acquired, pursuant to a tender offer, a total of $534.4 million, or approximately 76.3 percent, of the aggregate principal amount of our 6.625% Notes due April 2011 at 110.578 percent of face value, or $590.9 million, plus accrued and unpaid interest. In the third quarter of 2005, we recognized a gain on the redemption of debt of $0.2 million, which had no tax effect and reflected adjustments for the unamortized fair value adjustment on a previously terminated interest rate swap. We funded the repurchase with existing cash balances.

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

In October 2004, we redeemed our $342.3 million aggregate principal amount outstanding 6.75% Senior Notes due April 2005 at the make-whole premium price provided in the indenture. We redeemed these notes at 102.127 percent of face value or $349.5 million, plus accrued and unpaid interest. In the fourth quarter of 2004, we recognized a loss on the redemption of $3.3 million ($0.01 per diluted share), which had no tax effect and reflected adjustments for fair value of the debt at the date of the R&B Falcon merger and the unamortized fair value adjustment on a previously terminated interest rate swap. We funded the redemption with existing cash on hand, which included proceeds from the September 2004 Offering.

In March 2004, we redeemed our $289.8 million aggregate principal amount outstanding 9.5% Senior Notes due December 2008 at the make-whole premium price provided in the indenture. We redeemed these notes at 127.796 percent of face value or $370.3 million, plus accrued and unpaid interest. In the first quarter of 2004, we recognized a loss on the redemption of debt of $28.1 million ($0.09 per share), which had no tax effect and reflected adjustments for fair value of the debt at the date of the R&B Falcon merger and the unamortized fair value adjustment on a previously terminated interest rate swap. We funded the redemption with existing cash balances, which included proceeds from the TODCO IPO.

In May 2003, we repurchased and retired the entire $50.0 million principal amount outstanding 9.41% Nautilus Class A2 Notes due May 2005 and funded the repurchase from existing cash balances. We recognized a loss on retirement of debt of $5.5 million ($3.6 million, or $0.01 per diluted share, net of tax), in the second quarter of 2003.

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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 9—Financial Instruments and Risk Concentration

Foreign Exchange Risk—Our international operations expose us to foreign exchange risk. This risk is primarily associated with compensation costs denominated in currencies other than the U.S. dollar, which is our functional currency, and with purchases from foreign suppliers. We use a variety of techniques to minimize the exposure to foreign exchange risk, including customer contract payment terms and the possible use of foreign exchange derivative instruments.

Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies typically have not had a material impact on overall results. In situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange.

We do not enter into derivative transactions for speculative purposes. Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred as other comprehensive income and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments, which do not qualify as hedges for accounting purposes, are recognized currently based on the change in market value of the derivative instruments. At December 31, 2005 and 2004, we had no open foreign exchange derivative instruments.

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

We had no interest rate swap transactions outstanding as of December 31, 2005 and 2004. See Note 10.

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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

We derive the majority of our revenue from services to international oil companies and government-owned and government-controlled oil companies. Receivables are dispersed in various countries. See Note 22. We maintain an allowance for doubtful accounts receivable based upon expected collectibility and establish reserves for doubtful accounts on a case-by-case basis when we believe the required payment of specific amounts owed to us is unlikely to occur. We are not aware of any significant credit risks relating to our customer base and do not generally require collateral or other security to support customer receivables.

Labor Agreements—We require highly skilled personnel to operate our drilling units. As a result, we conduct extensive personnel recruiting, training and safety programs. At December 31, 2005, we had approximately 9,500 employees and we also utilized approximately 2,100 persons through contract labor providers. As of such date, approximately 14 percent of our employees and contract labor worldwide worked under collective bargaining agreements, most of whom worked in Norway, U.K. and Nigeria. Of these represented individuals, virtually all are working under agreements that are subject to salary negotiation in 2006.

Note 10—Interest Rate Swaps

In June 2001, we entered into interest rate swap agreements in the aggregate notional amount of $700.0 million with a group of banks relating to our $700.0 million aggregate principal amount of 6.625% Notes due April 2011. In February 2002, we entered into interest rate swap agreements with a group of banks in the aggregate notional amount of $900.0 million relating to our $350.0 million aggregate principal amount of 6.75% Senior Notes due April 2005, $250.0 million aggregate principal amount of 6.95% Senior Notes due April 2008 and $300.0 million aggregate principal amount of 9.5% Senior Notes due December 2008. The objective of each transaction was to protect the debt against changes in fair value due to changes in the benchmark interest rate. Under each interest rate swap, we received the fixed rate equal to the coupon of the hedged item and paid LIBOR plus a specified margin, which was designated as the respective benchmark interest rates, on each of the interest payment dates until maturity of the respective notes. The hedges were considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rates over their term. As a result, the shortcut method applied and there was no requirement to periodically reassess the effectiveness of the hedges during the term of the swaps.

In January 2003, we terminated all our outstanding interest rate swaps, which were designated as fair value hedges, and recorded $173.5 million as a fair value adjustment to the underlying long-term debt in our consolidated balance sheet. We amortize this amount as a reduction to interest expense over the remaining life of the underlying debt. During the years ended December 31, 2005, 2004 and 2003, such reduction amounted to $9.1 million ($0.03. per diluted share), $22.7 million ($0.07 per diluted share) and $23.1 million ($0.07 per diluted share), respectively. As a result of the redemption of our 6.95% Senior Notes in March 2005, 6.75% Senior Notes in October 2004 and 9.5% Senior Notes in March 2004, we recognized $13.2 million ($0.08 per diluted share) and $25.5 million ($0.08 per diluted share) during the years ended December 31, 2005 and 2004, respectively, of the unamortized fair value adjustment as a reduction to our loss on redemption of debt (see Note 8). As a result of the repurchase of our 6.625% Notes in July 2005, we recognized $62.0 million of the unamortized fair value adjustment as a reduction to our loss on repurchase of debt, which resulted in a gain on this repurchase (see Note 8). There were no tax effects related to these reductions. The remaining balance to be amortized at December 31, 2005 of $17.9 million relates to the 6.625% Notes due April 2011.

At December 31, 2005 and 2004, we had no outstanding interest rate swaps.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 11—Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents and trade receivables—The carrying amounts approximate fair value because of the short maturity of those instruments.

Debt—The fair value of our fixed rate debt is calculated based on market prices. The carrying value of variable rate debt approximates fair value.

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)		(in millions)
Cash and cash equivalents	$445.4	$445.4	$451.3	$451.3
Trade receivables	582.5	582.5	426.5	426.5
Debt	1,597.1	1,865.3	2,481.5	2,702.5

Note 12—Other Current Liabilities

Other current liabilities are comprised of the following (in millions):

	December 31,
	2005	2004

Accrued payroll and employee benefits	$120.5	$98.1
Deferred revenue	42.9	50.7
Unearned income	30.5	2.5
Accrued interest	19.0	30.2
Accrued taxes, other than income	17.4	14.4
Reserves for contingent liabilities	1.6	1.2
Other	10.2	15.9
Total Other Current Liabilities	$242.1	$213.0

Note 13—Other Long-Term Liabilities

Other long-term liabilities are comprised of the following (in millions):

	December 31,
	2005	2004

Reserves for contingent liabilities	$116.4	$194.9
Accrued pension and early retirement	64.9	54.0
Accrued retiree life insurance and medical benefits	36.3	35.4
Deferred revenue	16.1	19.1
Other	52.5	41.8
Total Other Long-Term Liabilities	$286.2	$345.2

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 14—Repurchase of Ordinary Shares

In October 2005, our board of directors authorized the repurchase of up to $2 billion of our ordinary shares. The repurchase program does not have an established expiration date and may be suspended or discontinued at any time. Under the program, repurchased shares are constructively retired and returned to unissued status. In December 2005, we repurchased from an investment bank and retired $400 million of our ordinary shares, which amounted to approximately 6.0 million ordinary shares at $66.50 per share. Total consideration paid to repurchase the shares of approximately $400 million was recorded in shareholders’ equity as a reduction in ordinary shares and additional paid-in capital. Such consideration was funded with existing cash balances.

Note 15—Supplementary Cash Flow Information

Non-cash investing activities for the years ended December 31, 2005, 2004 and 2003 included $30.5 million, $9.7 million and $8.9 million, respectively, related to accruals of capital expenditures. The accruals have been reflected in the consolidated balance sheet as an increase in property and equipment, net and accounts payable.

Cash payments for interest were $128.5 million, $201.2 million and $219.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Cash payments for income taxes, net, were $107.2 million, $75.1 million and $73.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 16—Income Taxes

We are a Cayman Islands company registered in Barbados, and we are not subject to income tax in the Cayman Islands. We operate through our various subsidiaries in a number of countries throughout the world. Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. There is no expected relationship between the provision for or benefit from income taxes and income or loss before income taxes because the countries in which we operate have taxation regimes that vary not only with respect to the nominal tax rate, but also in terms of the availability of deductions, credits and other benefits. Variations also arise when income earned and taxed in a particular country or countries fluctuates from year to year.

The components of the provision (benefit) for income taxes are as follows (in millions):

	Years ended December 31,
	2005	2004	2003

Current provision	$59.7	$73.2	$101.5
Deferred provision (benefit)	27.1	18.1	(98.5)
Income tax provision before cumulative effect of a change in accounting principle	$86.8	$91.3	$3.0

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Significant components of deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2005	2004
Deferred Tax Assets
Tax credit carryforwards	$100.5	$166.7
Net operating loss carryforwards	85.1	121.0
Retirement and benefit plan accruals	19.0	3.8
Unearned income	13.4	5.0
Other accruals	12.3	15.0
Accrued workers' compensation insurance	5.0	0.5
Incentive compensation	4.0	7.1
Accrued personnel taxes	2.4	0.6
Deferred revenue and other	1.8	2.2
Insurance accruals	1.0	9.1
Valuation allowance	(48.5)	(115.3)
Total Deferred Tax Assets	196.0	215.7

Deferred Tax Liabilities
Depreciation and amortization	(222.1)	(255.8)
Other liabilities	(5.4)	(3.7)
Deferred drydock costs	(5.2)	(3.3)
Asset held for sale	(4.6)	-
Investment in subsidiaries	(0.3)	(14.2)
Total Deferred Tax Liabilities	(237.6)	(277.0)

Net Deferred Tax Liabilities	$(41.6)	$(61.3)

Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities at the applicable tax rates in effect. We have not provided for deferred taxes in circumstances where we do not expect the operations in a jurisdiction to give rise to future tax consequences, due to the structure of operations and applicable law. Should our expectations change regarding the expected future tax consequences, we may be required to record additional deferred taxes that could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We have not provided for deferred taxes on the unremitted earnings of certain subsidiaries that we consider to be permanently reinvested. Should we make a distribution of the unremitted earnings of these subsidiaries, we may be required to record additional taxes. Because we cannot predict when, if at all, we will make a distribution of these unremitted earnings, we are unable to make a determination of the amount of unrecognized deferred tax liability.

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. We provide a valuation allowance to offset deferred tax assets for net operating losses incurred during the year in certain jurisdictions and for other deferred tax assets where, in the opinion of management, it is more likely than not that the financial statement benefit of these losses will not be realized. We provide a valuation allowance for foreign tax credit carryforwards to reflect the possible expiration of these benefits prior to their utilization. During the year ended December 31, 2005, the valuation allowance for non-current deferred tax assets decreased $66.8 million, which resulted primarily from the utilization of the underlying deferred tax assets to offset current year income and in the settlement of audits, in addition to adjustments related to the restructuring of certain of our non-U.S. operations. In the year ended December 31, 2004, the valuation allowance decreased $66.5 million.

Our U.S. net operating loss carryforwards expire between 2020 and 2025. The tax effect of the U.S. net operating loss carryforwards, net of valuation allowances of $0.6 million, was $24.2 million at December 31, 2005. Our U.K. net operating loss carryforwards do not expire. The tax effect of the U.K. net operating loss carryforwards was $60.3 million at December 31, 2005. In 2005, we released the valuation allowance of $16.8 million on our U.K. net operating loss carryforwards to record the expected realization of those losses through future earnings based on improved market conditions and taking into account tax planning strategies. Our U.S. foreign tax credit carryforwards of $50.2 million, net of valuation allowances of $46.9 million, will expire between 2009 and 2015. Our U.S. alternative minimum tax credits of $3.4 million do not expire.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In addition to our recognized tax attributes, we have an unrecognized U.S. capital loss carryforward and an unrecognized U.S. net operating loss carryforward. We have not recognized a deferred tax asset for the capital loss carryforward as it is not probable that we will realize the benefit of this tax attribute.   Our operations do not normally generate capital gain income, which is the only type of income that may be offset by capital losses.  In the years ended December 31, 2005 and 2004, we recognized benefits of $70.7 million and $72.9 million, respectively, to record the utilization of the capital loss carryforwards to offset capital gain income resulting from certain restructuring transactions.  Certain payments from TODCO under the tax sharing agreement also serve to reduce the capital loss carryforward. Should an opportunity to utilize the remaining capital loss arise, the total potential tax benefit at December 31, 2005 was $837.5 million. We have not recognized a deferred tax asset for certain of our U.S. net operating loss carryforwards as it is not probable that we will realize the benefit of the underlying tax deduction.  Should an opportunity to utilize the unrecognized net operating loss arise, the total potential tax benefit at December 31, 2005 was $17.5 million.

We are subject to changes in tax laws, treaties and regulations in and between the countries in which we operate. A material change in these tax laws, treaties or regulations could result in a higher or lower effective tax rate on our worldwide earnings.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The applicable provisions of the Act did not have a material effect on our tax provision in 2005.

Transocean Inc., a Cayman Islands company, is not subject to income taxes in the Cayman Islands. For the three years ended December 31, 2005, there was no Cayman Islands income or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by a Cayman Islands company or its shareholders. We have obtained assurance from the Cayman Islands government under the Tax Concessions Law (1995 Revision) that in the event that any legislation is enacted in the Cayman Islands imposing tax computed on profits, income, distributions or any capital assets, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, such tax shall not, until June 1, 2019, be applicable to us or to any of our operations or to our shares, debentures or other obligations.

Our income tax returns are subject to review and examination in the various jurisdictions in which we operate. We are currently contesting various non-U.S. assessments. We accrue for income tax contingencies that we believe are probable exposures. While we cannot predict or provide assurance as to the final outcome, we do not expect the liability, if any, resulting from existing or future assessments to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

During the fourth quarter of 2005, we entered into a settlement agreement with the U.S. Internal Revenue Service (“IRS”) with respect to our 1999 and 2000 U.S. federal income tax returns, which resulted in a payment of $36.2 million including interest. The IRS agreed to settle all issues for this period and reduce its original tax assessment of approximately $195 million, exclusive of interest, to $25.5 million, exclusive of interest. This settlement did not result in a material effect on our consolidated financial position, results of operations or cash flows.

As a result of changes in our estimates of certain pre-acquisition tax contingencies and liabilities arising prior to our merger with Sedco Forex Holdings Limited (“Sedco Forex”) effective December 31, 1999, we recorded a decrease of $43.0 million in goodwill during the year ended December 31, 2005. We also recognized an income tax benefit of $48.7 million during the year ended December 31, 2005 related to post-acquisition tax contingencies. These adjustments resulted from the resolution of income tax audits in several jurisdictions.

Our 2002 and 2003 U.S. federal income tax returns are currently under examination by the IRS and our 2001 U.S. federal income tax returns remain open for examination. No examination report has been received at this time. While we cannot predict or provide assurance as to the final outcome, we do not expect the liability, if any, resulting from the proposed changes to have a material adverse effect on our consolidated financial position, results of operations or cash flows

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In September 2004, the Norwegian tax authorities initiated inquiries related to a restructuring transaction undertaken in 2001 and 2002 and a dividend payment made during 2001. In February 2005, we filed a response to these inquiries. In March 2005, pursuant to court orders, the Norwegian tax authorities took action to obtain additional information regarding these transactions. During 2005, we have continued to respond to information requests from the Norwegian authorities. Based on these inquiries, we believe the Norwegian authorities are contemplating a tax assessment of approximately $96.4 million on the dividend, based on exchange rates in effect at December 31, 2005, plus penalty and interest. No assessment has been made, and we believe such an assessment would be without merit. While we cannot predict or provide assurance as to the final outcome, we do not expect the liability, if any, resulting from the inquiry to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In December 2005, we restructured certain of our non-U.S. operations. As a result of the restructuring, we incurred a deferred tax charge in the amount of $32.9 million.

Our wholly owned subsidiary, Transocean Holdings Inc. (“Transocean Holdings”), entered into a tax sharing agreement with TODCO in connection with the TODCO IPO. The tax sharing agreement governs Transocean Holdings’ and TODCO’s respective rights, responsibilities and obligations with respect to taxes and tax benefits, the filing of tax returns, the control of audits and other tax matters. Under this agreement, most U.S. federal, state, local and foreign income taxes and income tax benefits (including income taxes and income tax benefits attributable to the TODCO business) that accrued on or before the closing of the TODCO IPO will be for the account of Transocean Holdings. Accordingly, Transocean Holdings generally is liable for any income taxes that accrued on or before the closing of the TODCO IPO, but TODCO generally must pay Transocean Holdings for the amount of any income tax benefits created on or before the closing of the TODCO IPO (“pre-closing tax benefits”) that it uses or absorbs on a return with respect to a period after the closing of the TODCO IPO. Under this agreement, we are entitled to receive from TODCO payment for most of the tax benefits TODCO generated prior to the TODCO IPO that they utilize subsequent to the TODCO IPO. While TODCO was included in our consolidated statements of operations and balance sheet as a consolidated subsidiary until the fourth quarter of 2004, we followed the provisions of SFAS 109, which allowed us to evaluate the recoverability of the deferred tax assets associated with the tax sharing agreement considering TODCO’s deferred tax liabilities.

Because we no longer own shares of TODCO, we no longer include TODCO as a consolidated subsidiary in our financial statements. As a result, we recorded a non-cash charge of $167.1 million ($0.51 per diluted share), which had no tax effect, in the fourth quarter of 2004 related to contingent amounts due from TODCO under the tax sharing agreement. The non-cash charge was necessary as the future payments under the tax sharing agreement are dependent on TODCO generating future taxable income, which cannot be assumed until such income is actually generated. Future payments we receive from TODCO’s utilization of the pre-TODCO IPO deferred tax assets will be recognized in other income as those amounts are realized, which is generally based on when TODCO files its annual tax returns. We are involved in an arbitration proceeding with TODCO in which we are seeking payment of these amounts, and TODCO is seeking, in this proceeding as well as in a lawsuit, to void the entire tax sharing agreement. We believe TODCO owes us the disputed payments and do not believe TODCO’s attempts to void the tax sharing agreement have merit. See Note 18.

During the year ended December 31, 2005, we received $32.0 million in payments from TODCO related to TODCO’s expected utilization of such tax benefits for the 2004 and 2005 tax years. Of the $32.0 million received, $11.4 million and $20.6 million was received for the 2004 tax year and a portion of the 2005 tax year, respectively. Included in the 2005 payments are $1.7 million relating to stock options deductions. In 2005, TODCO filed its 2004 U.S. federal and state income tax returns and we recognized $11.4 million as other income in our consolidated income statement. The amounts received pertaining to TODCO’s 2005 federal and state income tax returns, as well as payments received related to stock options deductions, were deferred in other current liabilities in our consolidated balance sheet. We will recognize these estimated payments as other income when TODCO finalizes and files its 2005 federal and state income tax returns and the dispute with TODCO is resolved. Estimated tax benefits in excess of $300 million remain to be utilized by TODCO under the tax sharing agreement, although the ultimate amount and timing of the utilization is highly contingent on a variety of factors including potential revisions to the tax benefits upon examination by the IRS, which is currently reviewing our 2002 and 2003 tax years, the amount of taxable income that TODCO realizes in future years and the resolution of the dispute with TODCO related to the tax sharing agreement.

As a result of the deconsolidation of TODCO from our other U.S. subsidiaries for U.S. federal income tax purposes in conjunction with the TODCO IPO (see Note 4), we established an initial valuation allowance in the first quarter of 2004 of $31.0 million ($0.09 per diluted share) against the estimated deferred tax assets of TODCO in excess of its deferred tax liabilities and other deferred tax assets not expected to be realized, taking into account prudent and feasible tax planning strategies as required by SFAS 109. We adjusted the initial valuation allowance during 2004 to reflect changes in our estimate of the ultimate amount of TODCO’s deferred tax assets and other deferred tax assets not expected to be realized. An allocation of tax benefits between TODCO and our other U.S. subsidiaries occurred in the third quarter of 2005 upon the filing of our 2004 U.S. consolidated federal income tax return. As a result of this allocation, we recorded additional income tax expense of approximately $8 million ($0.02 per diluted share) in 2005 to adjust the previously estimated allocation. This allocation is subject to potential revision upon subsequent IRS audit of our tax return and such revision, should it occur, could impact our effective tax rate for future years as well as the ultimate amount of payments by TODCO related to the tax sharing agreement.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Note 17—Off-Balance Sheet Arrangement

We leased the semisubmersible M. G. Hulme, Jr. from Deep Sea Investors, L.L.C. (“Deep Sea Investors”), a special purpose entity formed by several leasing companies to acquire the rig from one of our subsidiaries in November 1995 in a sale/leaseback transaction. We accounted for the lease of this semisubmersible drilling rig as an operating lease. We recorded $4.6 million, $12.7 million and $12.5 million of such rent expense for the years ended December 31, 2005, 2004 and 2003, respectively. In May 2005, we purchased the rig for $42.5 million. The rig was reflected as property and equipment in the consolidated balance sheet at December 31, 2005.

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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 18—Commitments and Contingencies

Operating Leases—We have operating lease commitments expiring at various dates, principally for real estate, office space and office equipment. In addition to rental payments, some leases provide that we pay a pro rata share of operating costs applicable to the leased property. As of December 31, 2005, future minimum rental payments related to noncancellable operating leases are as follows (in millions):

Years ending December 31,

2006	$18.0
2007	12.1
2008	8.7
2009	5.9
2010	4.7
Thereafter	1.4
Total	$50.8

Rental expense for all operating leases, including leases with terms of less than one year, was approximately $30 million, $40 million and $51 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Purchase Obligations—At December 31, 2005, our purchase obligations as defined by SFAS 47, Disclosure of Long-Term Obligations (as amended), related to our two Sedco 700-series upgrade shipyard projects are as follows (in millions):

Years ending December 31,

2006	$108.7
2007	65.1
Total	$173.8

Legal Proceedings— Several of our subsidiaries have been named, along with other defendants, in several complaints that have been filed in the Circuit Courts of the State of Mississippi involving over 700 persons that allege personal injury arising out of asbestos exposure in the course of their employment by some of these defendants between 1965 and 1986. The complaints also name as defendants certain of TODCO's subsidiaries to whom we may owe indemnity and other unaffiliated defendant companies, including companies that allegedly manufactured drilling related products containing asbestos that are the subject of the complaints. The number of unaffiliated defendant companies involved in each complaint ranges from approximately 20 to 70. The complaints allege that the defendant drilling contractors used those asbestos-containing products in offshore drilling operations, land based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability, and claims authorized under the Jones Act. The plaintiffs seek, among other things, awards of unspecified compensatory and punitive damages. The trial court has ordered that the plaintiffs provide additional information regarding their employment histories. We have not yet had an opportunity to conduct extensive discovery nor have we been able to definitively determine the number of plaintiffs that were employed by our subsidiaries or otherwise have any connection with our drilling operations. We intend to defend ourselves vigorously and, based on the limited information available to us at this time, we do not expect the liability, if any, resulting from these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In 1990 and 1991, two of our subsidiaries were served with various assessments collectively valued at approximately $10 million from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services. We believe that neither subsidiary is liable for the taxes and have contested the assessments in the Brazilian administrative and court systems. We have received several adverse rulings by various courts with respect to a June 1991 assessment, which is valued at approximately $9 million. We are continuing to challenge the assessment, however, and have an action to stay execution of a related tax foreclosure proceeding. We expect that the government will attempt to enforce the judgment on this assessment and that the amount claimed may exceed the amounts we believe are at issue. We received a favorable ruling in connection with a disputed August 1990 assessment and the government has lost what we expect to be its final appeal with respect to that ruling. We also are awaiting a ruling from the Taxpayer's Council in connection with an October 1990 assessment. If our defenses are ultimately unsuccessful, we believe that the Brazilian government-controlled oil company, Petrobras, has a contractual obligation to reimburse us for these municipal tax payments. We do not expect the liability, if any, resulting from these assessments to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Indian Customs Department, Mumbai, filed a "show cause notice" against one of our subsidiaries and various third parties in July 1999. The show cause notice alleged that the initial entry into India in 1988 and other subsequent movements of the Trident II jackup rig operated by the subsidiary constituted imports and exports for which proper customs procedures were not followed and sought payment of customs duties of approximately $31 million based on an alleged 1998 rig value of $49 million, plus interest and penalties, and confiscation of the rig. In January 2000, the Customs Department issued its order, which found that we had imported the rig improperly and intentionally concealed the import from the authorities, and directed us to pay a redemption fee of approximately $3 million for the rig in lieu of confiscation and to pay penalties of approximately $1 million in addition to the amount of customs duties owed. In February 2000, we filed an appeal with the Customs, Excise and Service Tax Appellate Tribunal (“CESTAT”) together with an application to have the confiscation of the rig stayed pending the outcome of the appeal. In March 2000, the CESTAT ruled on the stay application, directing that the confiscation be stayed pending the appeal. The CESTAT issued its order on our appeal on February 2, 2001, and while it found that the rig was imported in 1988 without proper documentation or payment of duties, the redemption fee and penalties were reduced to less than $0.1 million in view of the ambiguity surrounding the import practice at the time and the lack of intentional concealment by us. The CESTAT further sustained our position regarding the value of the rig at the time of import as $13 million and ruled that subsequent movements of the rig were not liable to import documentation or duties in view of the prevailing practice of the Customs Department, thus limiting our exposure as to custom duties to approximately $6 million. Although CESTAT did not grant us the benefit of a customs duty exemption due to the absence of the required documentation, CESTAT left it open for our subsidiary to seek such documentation from the Ministry of Petroleum. Following the CESTAT order, we tendered payment of redemption, penalty and duty in the amount specified by the order by offset against a $0.6 million deposit and $10.7 million guarantee previously made by us. The Customs Department attempted to draw the entire guarantee, alleging the actual duty payable is approximately $22 million based on an interpretation of the CESTAT order that we believe is incorrect. This action was stopped by an interim ruling of the High Court, Mumbai on writ petition filed by us. We and the Customs Department both filed appeals with the Supreme Court of India against the order of the CESTAT, and both appeals were admitted. The Supreme Court has dismissed the Customs Department appeal and affirmed the CESTAT order but the Customs Department has not agreed with our interpretation of that order. We are contesting their interpretation. We and our customer agreed to pursue and obtained the issuance of the required documentation from the Ministry of Petroleum that, if accepted by the Customs Department, would reduce the duty to nil. The Customs Department did not accept the documentation or agree to refund the duties already paid. We are pursuing our remedies against the Customs Department and our customer. We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

One of our subsidiaries is involved in an action with respect to customs penalties relating to the Sedco 710 semisubmersible drilling rig. Prior to our merger with Sedco Forex, this drilling rig, which was working for Petrobras in Brazil at the time, had been admitted into the country on a temporary basis under authority granted to a Schlumberger entity. Prior to the Sedco Forex merger, the drilling contract was moved to an entity that would become one of our subsidiaries. In early 2000, the drilling contract was extended for another year. On January 10, 2000, the temporary import permit granted to the Schlumberger entity expired, and renewal filings were not made until later that January. In April 2000, the Brazilian customs authorities cancelled the import permit. The Schlumberger entity filed an action in the Brazilian federal court of Campos for the purpose of extending the temporary admission. Other proceedings were also initiated in order to secure the transfer of the temporary admission to our subsidiary. Ultimately, the court permitted the transfer to our entity but has not ruled that the temporary admission could be extended without the payment of a financial penalty. During the first quarter of 2004, the customs office renewed its efforts to collect a penalty and issued a second assessment for this penalty but has now done so against our subsidiary. The assessment is for approximately $71 million. We believe that the amount of the assessment, even if it were appropriate, should only be approximately $7 million and should in any event be assessed against the Schlumberger entity. We and Schlumberger are contesting our respective assessments. We have put Schlumberger on notice that we consider any assessment to be the responsibility of Schlumberger. We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We have a dispute with TODCO concerning payment to us under our tax sharing agreement with TODCO for the tax benefit that TODCO derives from exercises of options to purchase our ordinary shares held by employees of TODCO. An arbitration proceeding was initiated in January 2006, and the parties are in the process of appointing an arbitrator. We are seeking payment of the amount of tax benefits derived from exercises of options to purchase our ordinary shares by employees of TODCO who were not on the payroll of TODCO at the time of exercise and a declaration that TODCO pay us for the benefit derived from such exercises in the future. TODCO is seeking to avoid such payment and is asking that the entire tax sharing agreement be voided. TODCO also filed suit in Houston in the district court of the State of Texas in January 2006 seeking to set aside the arbitration provision and to void the entire tax sharing agreement. We believe TODCO owes us approximately $10.7 million based on options exercised through December 31, 2005, and we do not believe TODCO’s attempts to void the tax sharing agreement have merit. We do not expect the outcome of this matter to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Letters of Credit and Surety Bonds—We had letters of credit outstanding totaling $313.8 million and $182.2 million at December 31, 2005 and 2004, respectively. These letters of credit guarantee various contract bidding and performance activities under various uncommitted lines provided by several banks.

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations. Surety bonds outstanding totaled $8.0 million and $7.6 million at December 31, 2005 and 2004, respectively.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 19—Stock-Based Compensation Plans

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

Under the Incentive Plan, awards can be granted in the form of stock options, nonvested restricted shares, deferred units, stock appreciation rights (“SARs”) and cash performance awards. Such awards include traditional time-vesting awards (“time-based vesting awards”) and awards that are earned based on the achievement of certain performance criteria (“performance-based awards”). Our executive compensation committee of our board of directors determines the terms and conditions of the awards under the Incentive Plan. Options issued to date under the Incentive Plan have a 10-year term. Time-based vesting awards vest in three equal annual installments from the date of grant. Performance-based awards issued to date under the Incentive Plan have a two-year performance cycle with the number of options, shares or deferred units earned being determined following the completion of the performance cycle (the “determination date”) at which time one-third of the options, shares or deferred units are vested. Additional vesting occurs December 31 of the two subsequent years following the determination date.

As of December 31, 2005, we were authorized under the Incentive Plan to grant up to (i) 22.9 million ordinary shares to employees; (ii) 0.6 million shares to outside directors; and (iii) 6.0 million restricted shares to employees. On December 31, 1999, all unvested stock options and SARs and all nonvested restricted shares granted after April 1996 became fully vested as a result of the Sedco Forex merger. At December 31, 2005, there were approximately 9.2 million and 0.2 million total shares available to employees and outside directors, respectively, for future grants under the Incentive Plan, assuming the 1.5 million performance-based stock options, unvested restricted share and deferred unit awards that could be issued at December 31, 2005 are ultimately issued at the maximum amount.

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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Time-Based Vesting Awards

The following table summarizes time-based vesting stock option activity:

	Number of Shares Under Option	Weighted-Average Exercise Price
Outstanding at December 31, 2002	15,377,586	$28.03

Granted	314,860	20.95
Exercised	(149,361)	10.97
Forfeited	(267,684)	35.47
Outstanding at December 31, 2003	15,275,401	27.92

Exercised	(1,153,857)	18.59
Forfeited	(149,845)	35.74
Outstanding at December 31, 2004	13,971,699	28.60

Granted	53,450	41.38
Exercised	(7,695,838)	28.01
Forfeited	(16,604)	34.47
Outstanding at December 31, 2005	6,312,707	$29.43

Exercisable at December 31, 2003	13,091,737	$27.53
Exercisable at December 31, 2004	13,195,638	$28.77
Exercisable at December 31, 2005	6,127,710	$29.16

The following table summarizes information about time-based vesting stock options outstanding at December 31, 2005:

	Weighted-Average		Options Outstanding		Options Exercisable
Range of Exercise Prices	Remaining Contractual Life		Number Outstanding	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$12.12 - $19.86	3.21	years	1,382,982	$15.13	1,368,982	$15.08
$20.12 - $33.69	4.81	years	2,589,541	$26.23	2,422,903	$26.58
$34.63 - $81.78	4.47	years	2,340,184	$41.41	2,335,825	$41.38

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes time-based vesting nonvested restricted ordinary shares activity under the Incentive Plan:

	Number of Nonvested Restricted Ordinary Shares	Weighted-Average Price
Outstanding at December 31, 2002	35,341	$34.50

Granted	21,000	20.65
Distributed	(14,981)	35.27
Outstanding at December 31, 2003	41,360	27.19

Granted	8,281	28.12
Distributed	(21,519)	30.52
Forfeited	(1,547)	32.60
Outstanding at December 31, 2004	26,575	24.58

Granted	35,230	49.01
Distributed	(14,359)	25.51
Forfeited	(506)	49.42
Outstanding at December 31, 2005	46,940	$42.36

The following table summarizes time-based vesting SARs activity under the Incentive Plan:

	Number of Shares Under Option	Weighted-Average Exercise Price
Outstanding at December 31, 2002	145,364	$32.61

Forfeited	(9,946)	34.01
Outstanding at December 31, 2003	135,418	32.51

Exercised	(666)	28.80
Forfeited	(2,427)	35.52
Outstanding at December 31, 2004	132,325	32.47

Exercised	(80,782)	35.60
Forfeited	(567)	28.80
Outstanding at December 31, 2005	50,976	$35.43

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes time-based vesting deferred units activity under the Incentive Plan. A deferred unit is a unit that is equal to one ordinary share but has no voting rights until the underlying ordinary shares are issued.

	Number of Units	Weighted-Average Price

Granted	20,538	$27.17
Forfeited	(2,282)	27.17
Outstanding at December 31, 2004	18,256	27.17

Granted	18,600	45.02
Outstanding at December 31, 2005	36,856	$36.18

Performance-Based Awards

There was no performance-based award activity prior to 2003. None of these awards were exercisable at December 31, 2003 and 2004. The following table summarizes performance-based stock option activity under the Incentive Plan:

	Number of Shares Under Option	Weighted-Average Exercise Price

Granted	725,350	$21.20
Forfeited	(39,019)	21.20
Outstanding at December 31, 2003	686,331	21.20

Granted	544,273	28.12
Forfeited	(13,290)	21.20
Outstanding at December 31, 2004	1,217,314	24.29

Granted	324,714	56.34
Exercised	(91,423)	21.20
Forfeited	(197,480)	21.99
Outstanding at December 31, 2005	1,253,125	$33.19

Exercisable at December 31, 2005	74,590	$21.20

The following table summarizes information about performance-based stock options outstanding at December 31, 2005:

			Options Outstanding		Options Exercisable
Year of Grant	Remaining Contractual Life		Number Outstanding	Exercise Price	Number Exercisable	Exercise Price

2003	7.52	years	406,629	$21.20	74,590	$21.20
2004	8.55	years	521,782	$28.12	-	$28.12
2005	9.53	years	324,714	$56.34	-	$56.34

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During 2005, 2004 and 2003, we granted performance-based nonvested restricted ordinary shares and deferred unit awards that are earnable based on the achievement of certain performance targets. The number of shares to be issued is quantified upon completion of the performance period at the determination date. At December 31, 2005, 2004 and 2003, the maximum number of nonvested restricted ordinary shares and deferred units that could be issued at the determination date was 1.5 million, 1.5 million and 0.8 million, respectively. The following table summarizes performance-based nonvested restricted ordinary share awards activity:

	Number of Nonvested Restricted Ordinary Shares	Weighted-Average Price

Granted	890,073	$21.20
Forfeited	(55,655)	21.20
Outstanding at December 31, 2003	834,418	21.20

2003 performance-based nonvested restricted ordinary shares converted to deferred units	(56,936)	21.20
Granted	645,604	28.12
Forfeited	(45,066)	22.74
Outstanding at December 31, 2004	1,378,020	24.39

Granted	377,772	57.90
Distributed	(272,916)	21.20
Forfeited	(240,047)	22.93
Outstanding at December 31, 2005	1,242,829	$35.56

The following table summarizes the performance-based nonvested deferred units:

	Number of Nonvested Restricted Ordianry Shares	Weighted-Average Price

2003 performance-based nonvested restricted ordinary shares converted to deferred units	56,936	$21.20
Granted	54,747	28.12
Outstanding at December 31, 2004	111,683	24.59

Granted	10,189	57.90
Distributed	(15,219)	21.20
Forfeited	(15,315)	22.93
Outstanding at December 31, 2005	91,338	$29.15

Employee Stock Purchase Plan—We provide the ESPP for certain full-time employees. Under the terms of the ESPP, employees can choose each year to have between two and 20 percent of their annual base earnings withheld to purchase up to $25,000 of our ordinary shares. The purchase price of the stock is 85 percent of the lower of the beginning-of-year or end-of-year market price of our ordinary shares. At December 31, 2005, 1,139,089 ordinary shares were available for issuance pursuant to the ESPP after taking into account the shares to be issued for the 2005 plan year.

Note 20—Retirement Plans, Other Postemployment Benefits and Other Benefit Plans

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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In addition, we provide several defined benefit plans, primarily group pension schemes with life insurance companies covering our Norway operations and two unfunded plans covering certain of our employees and former employees (the “Norway Plans”). Our contributions to the Norway Plans are determined primarily by the respective life insurance companies based on the terms of the plan. For the insurance-based plans, annual premium payments are considered to represent a reasonable approximation of the service costs of benefits earned during the period. We also have unfunded defined benefit plans (the “Nigeria Plan” and the “Egypt Plan”) that provide retirement and severance benefits for certain of our Nigerian and Egyptian employees. The defined benefit pension benefits we provide are comprised of the U.S. Plans, the Norway Plans, the Nigeria Plan and the Egypt Plan (collectively, the “Transocean Plans”). For all plans, we use a January 1 measurement date for net periodic benefit cost and a December 31 measurement date for benefit obligations.

The change in projected benefit obligation, change in plan assets and funded status is shown in the table below (in millions):

	December 31,
	2005		2004
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$327.6	(a)	$295.5
Service cost	18.0		16.7
Interest cost	17.6		16.7
Actuarial losses (gains)	(3.5)		13.9
Foreign currency exchange rate changes	(3.7)		5.7
Settlements / curtailments	(2.1)		-
Plan amendments	-		(4.5)
Benefits paid	(18.0)		(17.8)
Projected benefit obligation at end of year	$335.9		$326.2

Change in plan assets
Fair value of plan assets at beginning of year	$236.6		$214.4
Actual return on plan assets	17.5		22.6
Employer contributions	5.6		13.7
Actuarial losses	2.5		-
Foreign currency exchange rate changes	(2.7)		3.7
Benefits paid	(18.0)		(17.8)
Fair value of plan assets at end of year	$241.5		$236.6

Funded status	$(94.4)		$(89.6)
Unrecognized transition (asset) obligation	(3.0)		2.5
Unrecognized net actuarial loss	74.6		80.5
Unrecognized prior service cost	(2.2)		(2.0)
Accrued pension liability	$(25.0)		$(8.6)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$3.4		$3.2
Accrued benefit liability	(64.7)		(54.0)
Intangible asset	0.4		0.2
Accumulated other comprehensive income	35.9		42.0
Net amount recognized	$(25.0)		$(8.6)

(a)	Change in beginning balance is due to the addition of the Egypt Plan’s January 1, 2005 beginning balance of $1.4 million.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The accumulated benefit obligation for all defined benefit pension plans was $278.6 million and $269.9 million at December 31, 2005 and 2004, respectively.

The aggregate projected benefit obligation and fair value of plan assets for plans with a projected benefit obligation in excess of plan assets are as follows (in millions):

	December 31,
	2005	2004

Projected benefit obligation	$326.7	$316.2
Fair value of plan assets	231.5	225.1

The aggregate accumulated benefit obligation and fair value of plan assets for plans with an accumulated benefit obligation in excess of plan assets are as follows (in millions):

	December 31,
	2005	2004

Accumulated benefit obligation	$261.1	$252.5
Fair value of plan assets	219.0	213.7

Net periodic benefit cost included the following components (in millions):

	Years ended December 31,
	2005	2004	2003
Components of Net Periodic Benefit Cost (a)
Service cost	$18.1	$16.7	$16.6
Interest cost	17.6	16.7	18.2
Expected return on plan assets	(20.5)	(19.6)	(19.7)
Amortization of transition obligation	0.3	0.3	0.3
Amortization of prior service cost	0.8	0.6	1.3
Recognized net actuarial losses	3.8	2.3	0.4
SFAS 88 settlements/curtailments	2.1	-	4.7
Benefit cost	$22.2	$17.0	$21.8

Increase (decrease) in minimum pension liability included in other comprehensive income (in millions)	$(6.1)	$6.3	$(10.0)

(a)	Amounts are before income tax effect.

Weighted-average assumptions used to determine benefit obligations:

	December 31,
	2005	2004

Discount rate	5.60%	5.60%
Rate of compensation increase	4.50%	5.00%

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Weighted-average assumptions used to determine net periodic benefit cost:

	December 31,
	2005	2004	2003

Discount rate	5.63%	6.01%	6.65%
Expected long-term rate of return in plan assets	8.70%	8.73%	8.73%
Rate of compensation increase	4.52%	5.00%	5.24%

The defined benefit pension obligations and the related benefit costs are accounted for in accordance with SFAS 87, Employers’ Accounting for Pensions. Pension obligations are actuarially determined and are affected by assumptions including expected return on plan assets, discount rates, compensation increases and employee turnover rates. We evaluate our assumptions periodically and make adjustments to these assumptions and the recorded liabilities as necessary.

Two of the most critical assumptions used in calculating our pension expense and liabilities are the expected long-term rate of return on plan assets and the assumed discount rate. We evaluate assumptions regarding the estimated long-term rate of return on plan assets based on historical experience and future expectations on investment returns, which are calculated by a third party investment advisor utilizing the asset allocation classes held by the plan’s portfolios. As of December 31, 2005, we utilize a yield curve approach based on Aa corporate bonds and the expected timing of future benefit payments as a basis for determining the discount rate for our U.S. Plans. Prior to December 31, 2005, we utilized the Moody’s Aa long-term corporate bond yield as a basis for determining the discount rate for our U.S. plans. Changes in these and other assumptions used in the actuarial computations could impact our projected benefit obligations, pension liabilities, pension expense and other comprehensive income. We base our determination of pension expense on a market-related valuation of assets that reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets.

Our pension plan weighted-average asset allocations for funded Transocean Plans by asset category are as follows:

	December 31,
	2005	2004

Equity securities	55.5%	55.2%
Debt securities	31.3%	31.1%
Other	13.2%	13.7%
Total	100.0%	100.0%

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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We contributed $5.6 million to our defined benefit pension plans in 2005. Such contributions were funded from our cash flows from operations. Contributions of $1.1 million were made to the unfunded U.S. Plans during 2005. No contributions were made to the funded U. S. Plans during 2005.

We expect to contribute a total of $8.3 million to the Transocean Plans in 2006. These contributions are comprised of an estimated $2.7 million to meet the minimum funding requirements for the funded U.S. Plans, $0.7 million to fund expected benefit payments for the unfunded U.S. Plans, Nigeria Plan and Egypt Plan and an estimated $4.9 million for the funded Norway Plans.

The following pension benefits payments are expected to be paid by the Transocean Plans (in millions):

Years ending December 31,

2006	$13.1
2007	13.5
2008	14.1
2009	14.6
2010	15.1
2011-2015	74.3

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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The change in benefit obligation, change in plan assets and funded status are shown in the table below (in millions):

	December 31,
	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$37.5	$62.0
Service cost	1.3	1.0
Interest cost	2.1	2.1
Actuarial (gains) losses	2.1	(2.9)
Participants’ contributions	0.6	0.4
Plan amendments	-	(23.0)
Benefits paid	(2.5)	(2.1)
Benefit obligation at end of year	41.1	37.5

Change in plan assets
Fair value of plan assets at beginning of year	-	-
Employer contributions	1.9	1.7
Participants’ contributions	0.6	0.4
Benefits paid	(2.5)	(2.1)
Fair value of plan assets at end of year	-	-

Funded status	(41.1)	(37.5)
Unrecognized net actuarial gain	24.2	23.7
Unrecognized prior service cost	(19.4)	(21.6)
Postretirement benefit liability	$(36.3)	$(35.4)

Amounts recognized in the consolidated balance sheets for the years ended December 31, 2005 and 2004 consisted of accrued benefit costs totaling $36.3 million and $35.4 million, respectively. There were no prepaid benefit costs recognized for the years ended December 31, 2005 and 2004.

Net periodic benefit cost included the following components (in millions):

	Years ended December 31,
	2005	2004	2003
Components of Net Periodic Benefit Cost
Service cost	$1.3	$1.0	$2.0
Interest cost	2.1	2.1	3.4
Amortization of prior service cost	(2.3)	(2.3)	0.3
SFAS 88 settlements/curtailments	-	-	(0.6)
Recognized net actuarial losses	1.7	1.5	1.3
Benefit Cost	$2.8	$2.3	$6.4

Weighted-average discount rates used to determine benefit obligations were 5.37% and 5.50% for the years ended December 31, 2005 and 2004, respectively.

Weighted-average assumptions used to determine net periodic benefit cost were as follows:

	December 31,
	2005	2004	2003

Discount rate	5.50%	6.00%	6.50%
Expected long-term rate of return in plan assets	-	-	-
Rate of compensation increase	-	-	-

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Assumed health care cost trend rates were as follows:

	December 31,
	2005	2004

Health care cost trend rate assumed for next year	9%	11%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2009	2009

The assumed health care cost trend rate has a significant impact on the amounts reported for postretirement benefits other than pensions. A one-percentage point change in the assumed health care trend rate would have the following effects (in millions):

	One- Percentage Point Increase	One- Percentage Point Decrease
Effect on total service and interest cost components in 2005	$0.6	$(0.6)
Effect on postretirement benefit obligations as of December 31, 2005	$5.3	$(5.7)

Our OPEB obligations and the related benefit costs are accounted for in accordance with SFAS 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. Postretirement costs and obligations are actuarially determined and are affected by assumptions including expected discount rates, employee turnover rates and health care cost trend rates. We evaluate our assumptions periodically and make adjustments to these assumptions and the recorded liabilities as necessary.

Two of the most critical assumptions for postretirement benefit plans are the assumed discount rate and the expected health care cost trend rates. We utilize a yield curve approach based on Aa corporate bonds and the expected timing of future benefit payments as a basis for determining the discount rate. The accumulated postretirement benefit obligation and service cost were developed using a health care trend rate of 9% percent for 2005 reducing 1.0 percent per year to an ultimate trend rate of 5.0 percent per year for 2009 and later. The initial trend rate was selected with reference to recent Transocean experience and broader national statistics. The ultimate trend rate is a long-term assumption and was selected to reflect the anticipation that the portion of gross domestic product devoted to health care becomes constant. Changes in these and other assumptions used in the actuarial computations could impact our projected benefit obligations, pension liabilities and pension expense.

The following postretirement benefits payments are expected to be paid (in millions):

Years ending December 31,

2006	$1.4
2007	1.5
2008	1.6
2009	1.7
2010	1.8
2011-2015	10.5

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law. The Medicare Act introduced two new features to Medicare that employers must consider in determining the effect of the Medicare Act on their accumulated postretirement benefit obligation (“APBO”) and net periodic post retirement benefit cost: (i) a subsidy based on 28 percent of an individual beneficiary’s annual prescription drug costs between $250 and $5,000, and (ii) the opportunity for a retiree to obtain a prescription drug benefit under Medicare that is at least actuarially equivalent to Medicare Part D.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In May 2004, the FASB issued FASB Staff Position (“FSP”) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. We adopted FSP 106-2, effective July 1, 2004, accounting for these new features in the Medicare Act prospectively as an actuarial gain to be amortized into income over the average remaining service period of the plan participants. The adoption of these requirements did not have a material impact on our consolidated financial position, results of operations or cash flows for the years ended December 31, 2005 and 2004.

Defined Contribution Plans—We provide a defined contribution pension and savings plan covering senior non-U.S. field employees working outside the United States. Contributions and costs are determined as 4.5 percent to 6.5 percent of each covered employee's salary, based on years of service. In addition, we sponsor a U.S. defined contribution savings plan that covers certain employees and limits our contributions to no more than 4.5 percent of each covered employee's salary, based on the employee's contribution. We also sponsor various other defined contribution plans worldwide. We recorded approximately $20.8 million, $20.3 million and $21.8 million of expense related to our defined contribution plans for the years ended December 31, 2005, 2004 and 2003, respectively.
Deferred Compensation Plan—We provided a Deferred Compensation Plan (the “Plan”). The Plan's primary purpose was to provide tax-advantageous asset accumulation for a select group of management, highly compensated employees and non-employee members of the board of directors.

Eligible employees who enrolled in the Plan could elect to defer up to a maximum of 90 percent of base salary, 100 percent of any future performance awards, 100 percent of any special payments and 100 percent of directors' meeting fees and annual retainers; however, the administrative committee (seven individuals appointed by the finance and benefits committee of the board of directors) could, at its discretion, establish minimum amounts that must be deferred by anyone electing to participate in the Plan. In addition, the executive compensation committee of the board of directors could authorize employer contributions to participants and our chief executive officer, with executive compensation committee approval, was authorized to cause us to enter into “deferred compensation award agreements” with such participants. There were no employer contributions to the Plan during the years ended December 31, 2005, 2004 or 2003.

In 2005, the Plan was amended to effectively freeze the Plan as of December 31, 2004.

Note 21—Investments in and Advances to Unconsolidated Affiliates

We have a 50 percent interest in Overseas Drilling Limited (“ODL”), which owns the drillship Joides Resolution. The drillship is contracted to perform drilling and coring operations in deep waters worldwide for the purpose of scientific research. We manage and operate the vessel on behalf of ODL. See Note 23.

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

As a result of the R&B Falcon merger, TODCO had a 25 percent ownership interest in Delta Towing Holdings, LLC (“Delta Towing”), a joint venture established for the purpose of owning and operating inland and shallow water marine support vessel equipment. Delta Towing was considered a variable interest entity as its equity was not sufficient to absorb its expected losses. As a result of our adoption of FIN 46 effective December 31, 2003, TODCO evaluated the expected losses it would absorb from Delta Towing. Because TODCO had the largest percentage of investment at risk through the notes issued by Delta Towing to TODCO, TODCO would absorb the majority of the joint venture’s expected losses; therefore, TODCO was deemed to be the primary beneficiary of Delta Towing for accounting purposes. As such, TODCO consolidated Delta Towing effective December 31, 2003 and the consolidation resulted in an increase in net assets and a corresponding gain as a cumulative effect of a change in accounting principle of approximately $0.8 million, which had no tax effect. As a result of the 2004 Offerings, Delta Towing was deconsolidated in connection with the deconsolidation of TODCO at December 17, 2004. See Notes 4 and 23.

As a result of our deconsolidation of TODCO at December 17, 2004, we accounted for our 22 percent interest in TODCO as an investment in an unconsolidated subsidiary and recognized our investment in TODCO under the equity method of accounting. As a result of the May Offering, we accounted for our remaining two percent interest using the cost method of accounting and as a result of the June Sale, we no longer own any shares of TODCO. See Note 4.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 22—Segments, Geographical Analysis and Major Customers

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

Operating revenues and income before income taxes, minority interest and cumulative effect of a change in accounting principle by segment were as follows (in millions):

	Years ended December 31,
	2005	2004	2003
Operating Revenues
Transocean Drilling	$2,891.7	$2,280.4	$2,206.7
TODCO (a)	-	333.5	227.6
Total Operating Revenues	$2,891.7	$2,613.9	$2,434.3

Operating Income (Loss) Before General and Administrative Expense
Transocean Drilling	$794.3	$428.6	$422.5
TODCO (a) (b)	-	(33.7)	(117.5)
	794.3	394.9	305.0
Unallocated general and administrative expense	(74.8)	(67.0)	(65.3)
Unallocated other income (expense), net (c)	82.9	(87.6)	(218.1)
Income Before Income Taxes, Minority Interest and
Cumulative Effect of a Change in Accounting Principle (c)	$802.4	$240.3	$21.6

(a)	The year ended December 31, 2004 includes results from the TODCO segment to December 17, 2004, the effective date of the TODCO deconsolidation.
(b)	The years ended December 31, 2004 and 2003 include $32.3 million and $14.9 million, respectively, of operating and maintenance expense that TODCO classifies as general and administrative expense.
(c)
The year ended December 31, 2005 included gains from the TODCO Stock Sales of $165.0 million. The year ended December 31, 2004 includes gains from the TODCO Stock Sales of $308.8 million and a non-cash charge of $167.1 million related to contingent amounts due from TODCO under a tax sharing agreement between us and TODCO. See Notes 4 and 16.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Depreciation expense by segment was as follows (in millions):

	Years ended December 31,
	2005	2004	2003
Transocean Drilling	$405.8	$432.6	$416.0
TODCO	-	92.0	92.2
Total Depreciation Expense	$405.8	$524.6	$508.2

Total capital expenditures by segment were as follows (in millions):

	Years ended December 31,
	2005	2004	2003

Transocean Drilling	$181.9	$118.2	$481.8
TODCO	-	8.8	12.0
Total Capital Expenditures	$181.9	$127.0	$493.8

Operating revenues and long-lived assets by country were as follows (in millions):

	Years ended December 31,
	2005	2004	2003
Operating Revenues
United States	$647.7	$856.0	$752.8
Brazil	265.3	278.0	316.7
India	296.4	270.8	119.6
United Kingdom	335.4	208.8	211.6
Other Countries (a)	1,346.9	1,000.3	1,033.6
Total Operating Revenues	$2,891.7	$2,613.9	$2,434.3

	As of December 31,
	2005	2004
Long-Lived Assets
United States	$2,311.2	$2,396.5
Brazil	761.9	865.3
Nigeria	980.3	811.1
Other Countries (a)	2,694.8	2,932.3
Total Long-Lived Assets	$6,748.2	$7,005.2

(a)
Other Countries represents countries in which we operate that individually had operating revenues or long-lived assets representing less than 10 percent of total operating revenues earned or total long-lived assets.

A substantial portion of our assets are mobile. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenues generated by such assets during the periods. Although we are organized under the laws of the Cayman Islands, none of our rigs operate in the Cayman Islands. As a result, we have no operating revenues or long-lived assets in the Cayman Islands.

Our international operations are subject to certain political and other uncertainties, including risks of war and civil disturbances (or other events that disrupt markets), expropriation of equipment, repatriation of income or capital, taxation policies, and the general hazards associated with certain areas in which operations are conducted.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

For the year ended December 31, 2005, Chevron and BP accounted for approximately 12.1 percent and 11.7 percent, respectively, of our operating revenues. For the year ended December 31, 2004, BP, Petrobras and Chevron accounted for approximately 10.3 percent, 10.2 percent and 9.9 percent, respectively, of our operating revenues, of which the majority was reported in the Transocean Drilling segment. For the year ended December 31, 2003, Petrobras, BP and Shell accounted for approximately 11.8 percent, 11.1 percent and 10.7 percent, respectively, of our operating revenues, of which the majority was reported in the Transocean Drilling segment. The loss of these or other significant customers could have a material adverse effect on our results of operations.

Note 23—Related Party Transactions

DD LLC and DDII LLC—Prior to our purchase of ConocoPhillips’ interest in DD LLC and DDII LLC (see Note 5), we were party to drilling services agreements with DD LLC and DDII LLC for the operations of the Deepwater Pathfinder and Deepwater Frontier, respectively. For the year ended December 31, 2003, we earned $1.6 million and $1.3 million for such services to DD LLC and DDII LLC, respectively, which was reflected in other revenues in our consolidated statement of operations.

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

TODCO valued its Tier 1, 2 and 3 Notes at $80 million immediately prior to the closing of the R&B Falcon merger, the effect of which was to fully reserve the Tier 2 and 3 Notes. For the year ended December 31, 2003, we earned interest income on the outstanding balance of $3.1 million on the Tier 1 Note. In December 2001, the note agreement was amended to provide for a $4.0 million, three-year revolving credit facility (the “Delta Towing Revolver”) from the Company. Amounts drawn under the Delta Towing Revolver accrued interest at eight percent per annum, with interest payable quarterly. For the year ended December 31, 2003, TODCO recognized $0.3 million of interest income on the Delta Towing Revolver.

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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As a result of the adoption of FIN 46 and a determination that TODCO was the primary beneficiary for accounting purposes of Delta Towing, TODCO consolidated Delta Towing effective December 31, 2003 and intercompany transactions and accounts were eliminated, including the above described notes. Consolidation of Delta Towing resulted in an increase in net assets and a corresponding gain as a cumulative effect of a change in accounting principle of approximately $0.8 million, which had no tax effect. In connection with the deconsolidation of TODCO, Delta Towing was deconsolidated effective December 17, 2004 (see Note 4).

ODL—In conjunction with the management and operation of the Joides Resolution on behalf of ODL, we earned $1.4 million, $2.4 million and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Such amounts are included in other revenues in our consolidated statements of operations. At December 31, 2005 and 2004, we had receivables due from ODL of $1.7 million and $1.1 million, respectively, which were recorded as accounts receivable - other in our consolidated balance sheets. Siem Offshore Inc. owns the other 50 percent interest in ODL. Our director, Kristian Siem, is the chairman of Siem Offshore Inc. and is also a director and officer of ODL. Mr. Siem is also chairman and chief executive officer of Siem Industries, Inc., which owns an approximate 45 percent interest in Siem Offshore Inc.

In November 2005, we entered into a loan agreement with ODL pursuant to which we may borrow up to $8 million. ODL may demand repayment at any time upon five business days prior written notice given to us and any amount due to us from ODL may be offset against the loan amount at the time of repayment. During 2005 and prior to entering into the loan agreement, we received $3.0 million in dividend payments from ODL. As of December 31, 2005, $3.5 million was outstanding under this loan agreement and was reflected as other long-term liabilities in our consolidated balance sheet.

TODCO—We entered into a transition services agreement under which we provide specified administrative support to TODCO during the transitional period following the closing of the TODCO IPO. TODCO provides specified administrative support on our behalf for rig operations in Trinidad and Venezuela. Prior to the deconsolidation of TODCO (see Notes 1 and 4), amounts we earned under the transition services agreement and amounts we incurred for administrative support from TODCO were eliminated upon consolidation. As a result of our deconsolidation of TODCO, amounts earned under the transition services agreement are reflected in other revenues and amounts incurred for administrative support are reflected in operating and maintenance expense in our consolidated statement of operations. While any amounts recorded between us and TODCO subsequent to the deconsolidation of TODCO in mid-December 2004 were not material, we incurred $1.1 million of costs related to service fees that TODCO billed to us in 2005. At December 31, 2005 and 2004, we had payables related to the agreements for the separation of TODCO of $0.5 million and $0.3 million, respectively, which was included in accounts payable in our consolidated balance sheet. At December 31, 2005 and 2004, we had a long-term payable related to our indemnification of certain TODCO non-U.S. income tax liabilities of $11.2 million, for each period, which was included in other long-term liabilities in our consolidated balance sheet. Although the ultimate amount of the indemnification could vary and we cannot predict or provide assurance as to the final outcome, we do not expect the liability, if any, resulting from the indemnification to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 24—Earnings Per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in millions, except per share data):

	Years ended December 31,
	2005	2004	2003
Numerator for Basic Earnings per Share
Income Before Cumulative Effect of a Change in Accounting Principle	$715.6	$152.2	$18.4
Cumulative Effect of a Change in Accounting Principle	−	−	0.8
Net Income for basic earnings per share	$715.6	$152.2	$19.2

Numerator for Diluted Earnings per Share
Net Income	$715.6	$152.2	$18.4
Cumulative Effect of a Change in Accounting Principle	−	−	0.8
Add back interest expense on the 1.5% convertible debentures	6.3	−	−
Net Income for diluted earnings per share	$721.9	$152.2	$19.2

Denominator for Diluted Earnings per Share
Weighted-average shares outstanding for basic earnings per share	327.1	320.9	319.8
Effect of dilutive securities:
Employee stock options and unvested stock grants	4.0	2.6	1.1
Warrants to purchase ordinary shares	2.8	1.7	0.5
1.5% Convertible debentures	5.5	−	−

Adjusted weighted-average shares and assumed conversions for diluted earnings per share	339.4	325.2	321.4

Basic Earnings Per Share
Net Income	$2.19	$0.47	$0.06

Diluted Earnings Per Share
Net Income	$2.13	$0.47	$0.06

Ordinary shares subject to issuance pursuant to the conversion features of the Zero Coupon Convertible Debentures (see Note 8) are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share because the effect of including those shares is anti-dilutive for all periods presented. Ordinary shares subject to issuance pursuant to the conversion features of the 1.5% Convertible Debentures are not included in the calculation of the adjusted weighted-average shares and assumed conversions for diluted earnings per share for the years ended December 31, 2004 and 2003 because the effect of including those shares is anti-dilutive.

Note 25—Stock Warrants

In connection with the R&B Falcon merger, we assumed the then outstanding R&B Falcon stock warrants. Each warrant enables the holder to purchase 17.5 ordinary shares at an exercise price of $19.00 per share. The warrants expire on May 1, 2009. At December 31, 2005, there were 229,000 warrants outstanding to purchase 4,007,500 ordinary shares.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 26—Quarterly Results (Unaudited)

Shown below are selected unaudited quarterly data (in millions, except per share data):

	First	Second	Third	Fourth
2005
Operating Revenues	$630.5	$727.4	$762.6	$771.2
Operating Income (a)	143.3	184.8	203.5	187.9
Net Income (a) (b)	91.8	301.8	170.4	151.6
Basic Earnings Per Share	$0.28	$0.93	$0.52	$0.46
Diluted Earnings Per Share	$0.28	$0.90	$0.50	$0.45
Weighted Average Shares Outstanding
Shares for basic earnings per share	323.6	326.1	328.9	329.8
Shares for diluted earnings per share	331.0	338.0	340.8	336.1

2004
Operating Revenues	$652.0	$633.2	$651.8	$676.9
Operating Income (c)	96.8	103.8	71.1	56.2
Net Income (Loss) (c) (d)	22.7	48.0	154.9	(73.4)
Basic Earnings (Loss) Per Share	$0.07	$0.15	$0.48	$(0.23)
Diluted Earnings (Loss) Per Share	$0.07	$0.15	$0.47	$(0.23)
Weighted Average Shares Outstanding
Shares for basic earnings per share	320.6	320.8	320.9	321.2
Shares for diluted earnings per share	324.1	324.1	330.5	321.2

(a)	First quarter 2005 included gain on sale of an asset of $18.8 million (see Note 6). Second quarter 2005 included gain on sale of assets of $14.0 million (see Note 6).
(b)
First quarter 2005 included a loss on retirement of debt of $6.7 million (see Note 8). Second quarter 2005 included gains from TODCO Stock Sales of $165.0 million (see Note 4). Fourth quarter of 2005 included a net income tax benefit of $15.8 million related to various tax adjustments (see Note 16).

(c)	First quarter 2004 included expense for stock option vesting resulting from the TODCO IPO of $7.1 million (see Note 4).
(d)
First quarter 2004 included a gain on the TODCO IPO of $39.4 million, a tax valuation allowance of $31.0 million and a loss on retirement of debt of $28.1 million (see Note 8). Second quarter 2004 included a gain on sale of an asset of $21.6 million (see Note 6). Third quarter 2004 included a gain on the September 2004 Offering of $129.4 million (see Note 4). Fourth quarter 2004 included a gain on the December 2004 Offering of $140.0 million (see Note 4), loss on retirement of debt of $48.4 million (see Note 8) and a non-cash charge of $167.1 million related to contingent amounts due from TODCO under a tax sharing agreement between us and TODCO (see Notes 4 and 16).

Note 27—Subsequent Events (Unaudited)

Asset Dispositions— In February 2006, we completed the sale of the drillship Peregrine III for net proceeds of $78.7 million, of which $7.8 million was received in December 2005, and expect to recognize a pre-tax gain on the sale of approximately $62 million. The deposit received in December 2005 was reflected as unearned income and included in other current liabilities in our consolidated balance sheet.

Expansion of Drilling Fleet— We have been awarded a contract for the construction of an enhanced Enterprise-class drillship with an estimated total capital expenditure of approximately $650 million. Construction is expected to begin in 2006 and continue into 2009.

Index

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not had a change in or disagreement with our accountants within 24 months prior to the date of our most recent financial statements or in any period subsequent to such date.

ITEM 9A.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act (i) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Pursuant to our efforts relating to Section 404 of the Sarbanes-Oxley Act, we made certain changes to our internal controls over financial reporting during the quarter ended December 31, 2005 that we believe better align these controls with the Section 404 requirements. However, there were no changes in these internal controls during that quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to our definitive proxy statement for our 2006 annual general meeting of shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2005. Certain information with respect to our executive officers is set forth in Item 4 of this annual report under the caption “Executive Officers of the Registrant.”

Index

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements

Financial statements of unconsolidated subsidiaries are not presented herein because such subsidiaries do not meet the significance test.

(2)	Financial Statement Schedules

Index

Transocean Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
(In millions)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts Describe		Deductions Describe		Balance at End of Period

Year Ended December 31, 2003
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts receivable	$20.8	$24.4	$-		$16.1	(a)	$29.1

Allowance for obsolete materials and supplies	18.6	0.9	0.2	(e)	2.2	(b) (c) (d)	17.5

Year Ended December 31, 2004
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts receivable	29.1	10.2	0.2	(f) (g)	22.7	(a)	16.8

Allowance for obsolete materials and supplies	17.5	3.2	(0.4)	(h) (i)	-		20.3

Year Ended December 31, 2005
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts receivable	16.8	15.8	(1.2)	(j)	16.1	(a)	15.3

Allowance for obsolete materials and supplies	$20.3	$0.4	$-		$1.7	(b) (k) (l)	$19.0

(a)	Uncollectible accounts receivable written off, net of recoveries.
(b)	Obsolete materials and supplies written off, net of scrap.
(c)	Amount includes $0.8 related to sale of rigs/inventory.
(d)	Amount includes $0.9 related to adjustments to the provision.
(e)	Amount includes $0.2 related to adjustments to the provision.
(f)	Amount includes $0.2 related to TODCO deconsolidation.
(g)	Amount includes $0.4 related to adjustments to the provision.
(h)	Amount includes $0.3 related to TODCO deconsolidation.
(i)	Amount includes $0.1 related to sale of rigs/inventory.
(j)	Amount includes $1.3 related to adjustments to the provision.
(k)	Amount includes $0.2 related to sale of rigs/inventory.
(l)	Amount includes $0.7 related to adjustments to the provision.

Other schedules are omitted either because they are not required or are not applicable or because the required information is included in the financial statements or notes thereto.

Index

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

Index

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

4.12
Officers' Certificate establishing the terms of the 6.50% Notes due 2003, 6.75% Notes due 2005, 6.95% Notes due 2008, 7.375% Notes due 2018, 9.125% Notes due 2003 and 9.50% Notes due 2008 (incorporated by reference to Exhibit 4.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

4.13
Officers' Certificate establishing the terms of the 7.375% Notes due 2018 (incorporated by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

4.14
Warrant Agreement, including form of Warrant, dated April 22, 1999 between R&B Falcon and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to R&B Falcon's Registration Statement No. 333-81181 on Form S-3 dated June 21, 1999)

4.15
Supplement to Warrant Agreement dated January 31, 2001 among Transocean Sedco Forex Inc., R&B Falcon Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

4.16
Supplement to Warrant Agreement dated September 14, 2005 between Transocean Inc. and The Bank of New York (incorporated by reference to Exhibit 4.3 to our Post-Effective Amendment No. 3 on Form S-3 to Form S-4 filed on November 18, 2005)

4.17
Registration Rights Agreement dated April 22, 1999 between R&B Falcon and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to R&B Falcon's Registration Statement No. 333-81181 on Form S-3 dated June 21, 1999)

4.18
Supplement to Registration Rights Agreement dated January 31, 2001 between Transocean Sedco Forex Inc. and R&B Falcon Corporation (incorporated by reference to Exhibit 4.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

4.19
Revolving Credit Agreement dated December 16, 2003 among Transocean Inc., the lenders party thereto, Suntrust Bank, as administrative agent, Citibank, N.A. and Bank of America, N.A., as co-syndication agents, The Royal Bank of Scotland plc and Bank One, NA, as co-documentation agents, Wells Fargo Bank, N.A. and UBS Loan Finance LLC, as managing agents, The Bank of New York, Den Norske Bank ASA and HSBC Bank USA, as co-agents, and Citigroup Global Markets Inc. and Suntrust Capital Markets, Inc., as co-lead arrangers (incorporated by reference to Exhibit 4.25 to our Annual Report on Form 10-K for the year ended December 31, 2003)

4.20
Revolving Credit Agreement, dated as of July 8, 2005, among Transocean Inc., the lenders from time to time party thereto, Citibank, N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A., The Royal Bank of Scotland plc and SunTrust Bank (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 13, 2005)

Index

10.1
Tax Sharing Agreement between Sonat Inc. and Sonat Offshore Drilling Inc. dated June 3, 1993 (incorporated by reference to Exhibit 10-(3) to the Company's Form 10-Q for the quarter ended June 30, 1993)

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

*10.4	Amended and Restated Employee Stock Purchase Plan of Transocean Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 16, 2005)

*10.5	Amended and Restated Long-Term Incentive Plan of Transocean Inc. (incorporated by reference to Appendix B to the Company’s Proxy Statement dated March 19, 2004)

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

*10.8	Amendment to Transocean Inc. Deferred Compensation Plan (incorporate by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 29, 2005)

*10.9
Sedco Forex Employees Option Plan of Transocean Sedco Forex Inc. effective December 31, 1999 (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-94569) filed January 12, 2000)

*10.10
Employment Agreement dated September 22, 2000 between J. Michael Talbert and Transocean Offshore Deepwater Drilling Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2000)

*10.11
Agreement dated October 10, 2002 by and among Transocean Inc., Transocean Offshore Deepwater Drilling Inc. and J. Michael Talbert (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 10, 2002)

*10.12
Employment Agreement dated September 17, 2000 between Robert L. Long and Transocean Offshore Deepwater Drilling Inc. (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 2000)

*10.13
Agreement dated May 9, 2002 by and among Transocean Offshore Deepwater Drilling Inc. and Robert L. Long (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated October 10, 2002)

*10.14
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

Index

*10.16
Employment Agreement dated July 15, 2002 by and among R&B Falcon Corporation, R&B Falcon Management Services, Inc. and Jan Rask (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2002)

*10.17
Amendment No. 1 dated December 12, 2003 to the Employment Agreement dated July 15, 2002 by and among Jan Rask, R&B Falcon Management Services, Inc. and R&B Falcon Corporation (incorporated by reference to Exhibit 10.8 to TODCO’s Registration Statement No. 333-101921 on Form S-1 dated February 3, 2004)

*10.18	1992 Long-Term Incentive Plan of Reading & Bates Corporation (incorporated by reference to Exhibit B to Reading & Bates' Proxy Statement dated April 27, 1992)

*10.19	1995 Long-Term Incentive Plan of Reading & Bates Corporation (incorporated by reference to Exhibit 99.A to Reading & Bates' Proxy Statement dated March 29, 1995)

*10.20	1995 Director Stock Option Plan of Reading & Bates Corporation (incorporated by reference to Exhibit 99.B to Reading & Bates' Proxy Statement dated March 29, 1995)

*10.21	1997 Long-Term Incentive Plan of Reading & Bates Corporation (incorporated by reference to Exhibit 99.A to Reading & Bates' Proxy Statement dated March 18, 1997)

*10.22	1998 Employee Long-Term Incentive Plan of R&B Falcon Corporation (incorporated by reference to Exhibit 99.A to R&B Falcon's Proxy Statement dated April 23,1998)

*10.23	1998 Director Long-Term Incentive Plan of R&B Falcon Corporation (incorporated by reference to Exhibit 99.B to R&B Falcon's Proxy Statement dated April 23,1998)

*10.24	1999 Employee Long-Term Incentive Plan of R&B Falcon Corporation (incorporated by reference to Exhibit 99.A to R&B Falcon's Proxy Statement dated April 13, 1999)

*10.25	1999 Director Long-Term Incentive Plan of R&B Falcon Corporation (incorporated by reference to Exhibit 99.B to R&B Falcon's Proxy Statement dated April 13, 1999)

10.26
Memorandum of Agreement dated November 28, 1995 between Reading and Bates, Inc., a subsidiary of Reading & Bates Corporation, and Deep Sea Investors, L.L.C. (incorporated by reference to Exhibit 10.110 to Reading & Bates' Annual Report on Form 10-K for 1995)

10.27
Amended and Restated Bareboat Charter dated July 1, 1998 to Bareboat Charter M. G. Hulme, Jr. dated November 28, 1995 between Deep Sea Investors, L.L.C. and Reading & Bates Drilling Co., a subsidiary of Reading & Bates Corporation (incorporated by reference to Exhibit 10.177 to R&B Falcon's Annual Report on Form 10-K for the year ended December 31, 1998)

10.28
Master Separation Agreement dated February 4, 2004 by and among Transocean Inc., Transocean Holdings Inc. and TODCO (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated March 2, 2004)

10.29	Tax Sharing Agreement dated February 4, 2004 between Transocean Holdings Inc. and TODCO (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated March 2, 2004)

*10.30	Executive Severance Benefit of Transocean Inc. effective February 9, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 15, 2005)

*10.31	Form of 2004 Performance-Based Nonqualified Share Option Award Letter (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 15, 2005)

Index

*10.32	Form of 2004 Employee Contingent Restricted Ordinary Share Award (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 15, 2005)

*10.33	Form of 2004 Director Deferred Unit Award (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 15, 2005)

*10.34	Performance Award and Cash Bonus Plan of Transocean Inc. (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 15, 2005)

*10.35	Description of Annual Cash Bonuses for Certain Executive Officers (incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K filed on February 14, 2006)

*10.36	Description of Director Compensation (incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K filed on February 15, 2005)

*10.37	Description of Director Compensation (incorporated by reference to Item 1.01 of the Company's Current Report on Form 8-K filed on February 14, 2006)

†*10.38	Description of Base Salaries of Certain Executive Officers

*10.39	Executive Change of Control Severance Benefit (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 19, 2005)

†21	Subsidiaries of the Company

†23.1	Consent of Ernst & Young LLP

†24	Powers of Attorney

†31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on March 9, 2006.

TRANSOCEAN INC.
By	/s/ Gregory L. Cauthen
Gregory L. Cauthen
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 9, 2006.

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
Judy J. Kelly

*	Director
Arthur Lindenauer

*	Director
Martin B. McNamara

*	Director
Roberto Monti

Index

Signature	Title

*	Director
Richard A. Pattarozzi

*	Director
Kristian Siem

*	Director
Robert M. Sprague

*	Director
Ian C. Strachan

By	/s/ William E. Turcotte
William E. Turcotte
(Attorney-in-Fact)