Form 10-Q
period 2006-03-31
TRANSOCEAN INC
filed 2006-05-04
CIK 1083269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of April 28, 2006, 324,903,181 ordinary shares, par value $0.01 per share, were outstanding.

TRANSOCEAN INC.

INDEX TO FORM 10-Q

QUARTER ENDED MARCH 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating Revenues
Contract drilling revenues	$778.9	$600.6
Other revenues	38.4	29.9
	817.3	630.5
Costs and Expenses
Operating and maintenance	475.0	388.3
Depreciation	101.6	100.7
General and administrative	20.2	18.1
	596.8	507.1
Gain from disposal of assets, net	64.1	19.9
Operating Income	284.6	143.3

Other Income (Expense), net
Equity in earnings (losses) of unconsolidated affiliates	(0.5)	3.1
Interest income	5.2	4.0
Interest expense, net of amounts capitalized	(23.9)	(33.1)
Loss on retirement of debt	−	(6.7)
Other, net	0.7	(1.1)
	(18.5)	(33.8)

Income Before Income Taxes and Minority Interest	266.1	109.5
Income Tax Expense	60.4	17.5
Minority Interest	−	0.2

Net Income	$205.7	$91.8

Earnings Per Share
Basic	$0.63	$0.28
Diluted	$0.61	$0.28

Weighted Average Shares Outstanding
Basic	325.4	323.6
Diluted	337.3	331.0

See accompanying notes.

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Net Income	$205.7	$91.8
Other Comprehensive Income (Loss), net of tax
Amortization of gain on terminated interest rate swaps	−	(0.1)
Change in unrealized loss on securities available for sale	−	0.3
Minimum pension liability adjustments (net of tax expense of $0.7 for the three months ended March 31, 2005)	−	1.4
Other Comprehensive Income	−	1.6
Total Comprehensive Income	$205.7	$93.4

See accompanying notes.

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Cash and Cash Equivalents	$461.9	$445.4
Accounts Receivable, net of allowance for doubtful accounts of $18.0 and $15.3 at March 31, 2006 and December 31, 2005, respectively	670.9	599.7
Materials and Supplies, net of allowance for obsolescence of $16.6 and $19.1 at March 31, 2006 and December 31, 2005, respectively	160.3	156.2
Deferred Income Taxes, net	23.4	23.4
Other Current Assets	37.1	54.4
Total Current Assets	1,353.6	1,279.1

Property and Equipment	9,911.5	9,791.0
Less Accumulated Depreciation	3,110.7	3,042.8
Property and Equipment, net	6,800.8	6,748.2

Goodwill	2,208.9	2,208.9
Investments in and Advances to Unconsolidated Affiliates	7.6	8.1
Other Assets	218.8	212.9
Total Assets	$10,589.7	$10,457.2

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts Payable	$264.9	$254.0
Accrued Income Taxes	29.8	27.5
Debt Due Within One Year	400.0	400.0
Other Current Liabilities	251.3	242.1
Total Current Liabilities	946.0	923.6

Long-Term Debt	1,196.6	1,197.1
Deferred Income Taxes, net	98.9	65.0
Other Long-Term Liabilities	309.8	286.2
Total Long-Term Liabilities	1,605.3	1,548.3

Commitments and Contingencies

Minority Interest	3.8	3.6

Preference Shares, $0.10 par value; 50,000,000 shares authorized, none issued and outstanding	−	−
Ordinary Shares, $0.01 par value; 800,000,000 shares authorized, 324,067,074 and 324,750,166 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	3.2	3.2
Additional Paid-in Capital	10,412.5	10,565.3
Accumulated Other Comprehensive Loss	(20.4)	(20.4)
Retained Deficit	(2,360.7)	(2,566.4)
Total Shareholders’ Equity	8,034.6	7,981.7
Total Liabilities and Shareholders’ Equity	$10,589.7	$10,457.2

See accompanying notes.

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Cash Flows from Operating Activities
Net income	$205.7	$91.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	101.6	100.7
Stock-based compensation expense	2.8	3.1
Deferred income taxes	34.0	4.6
Equity in (earnings) losses of unconsolidated affiliates	0.5	(3.1)
Net gain from disposal of assets	(64.1)	(19.9)
Loss on retirement of debt	-	6.7
Amortization of debt-related discounts/premiums, fair value adjustments and issue costs, net	(0.3)	(3.2)
Deferred income, net	9.2	10.0
Deferred expenses, net	(7.6)	(1.2)
Tax benefit from exercise of stock options to purchase and vesting of ordinary shares under stock-based compensation plans	-	(0.8)
Other, net	8.3	8.8
Changes in operating assets and liabilities
Accounts receivable	(71.2)	(40.0)
Accounts payable and other current liabilities	44.4	15.4
Income taxes receivable/payable, net	5.7	(5.1)
Other current assets	(1.1)	4.1
Net Cash Provided by Operating Activities	267.9	171.9

Cash Flows from Investing Activities
Capital expenditures	(177.6)	(31.2)
Proceeds from disposal of assets, net	81.7	33.0
Joint ventures and other investments, net	-	3.1
Net Cash Provided by (Used in) Investing Activities	(95.9)	4.9

Cash Flows from Financing Activities
Repayments on debt	-	(279.9)
Net proceeds from issuance of ordinary shares under
stock-based compensation plans	44.5	72.4
Repurchase of ordinary shares	(200.0)	-
Other, net	-	0.1
Net Cash Used in Financing Activities	(155.5)	(207.4)

Net Increase (Decrease) in Cash and Cash Equivalents	16.5	(30.6)
Cash and Cash Equivalents at Beginning of Period	445.4	451.3
Cash and Cash Equivalents at End of Period	$461.9	$420.7

See accompanying notes.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

Note 1―Nature of Business and Principles of Consolidation

Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells. We contract our drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. We also provide additional services, including integrated services. At March 31, 2006, we owned, had partial ownership interests in or operated 88 mobile offshore and barge drilling units. As of this date, our fleet consisted of 32 High-Specification semisubmersibles and drillships (“floaters”), 22 Other Floaters, 25 Jackup Rigs and nine Other Rigs.

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

Note 2―Summary of Significant Accounting Policies

Basis of Presentation—Our accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements. The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any future period. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Capitalized Interest—We capitalize interest costs for qualifying construction and upgrade projects. We capitalized interest costs on construction work in progress of $0.3 million for the three months ended March 31, 2006. There was no capitalized interest for the three months ended March 31, 2005.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

Segments—We operate in one business segment, the Transocean Drilling segment, which consists of floaters, jackups and other rigs used in support of offshore drilling activities and offshore support services. Our fleet operates in a single, global market for the provision of contract drilling services. The location of our rigs and the allocation of resources to build or upgrade rigs are determined by the activities and needs of our customers.

Stock-Based Compensation—On January 1, 2006, we adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. While the approach in SFAS 123(R) is similar to the approach described in SFAS 123, SFAS 123(R) requires recognition in the income statement of all share-based payments to employees, including grants of employee stock options based on their fair values and pro forma disclosure is no longer an alternative. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), Stock-Based Payment, relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective method (“Prospective Method”), which requires the application of SFAS 123(R) as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the three months ended March 31, 2006 reflect the application of SFAS 123(R). In accordance with the Prospective Method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the application of SFAS 123(R). Share-based compensation expense for the three months ended March 31, 2006 and 2005 was $2.8 million ($2.5 million, net of tax) and $3.1 million ($2.8 million, net of tax), respectively. The income tax benefit related to share-based compensation was $0.3 million for both the three months ended March 31, 2006 and 2005.

Prior to January 1, 2003, we accounted for share-based awards to employees under the provisions of SFAS 123 using the intrinsic value method prescribed by APB 25 and related interpretations. If compensation expense for grants to employees under our long-term incentive plan prior to January 1, 2003 had been recognized using the fair value method of accounting under SFAS 123, net income and earnings per share for the three months ended March 31, 2005 would have been reduced to the pro forma amounts indicated below (in millions, except per share data):

Net Income as Reported	$91.8
Add back: Stock-based compensation expense included in reported net income, net of related tax effects	2.8

Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects
Long-Term Incentive Plan	(4.6)
Employee Stock Purchase Plan	(0.8)

Pro Forma Net Income	$89.2

Basic Earnings Per Share
As Reported	$0.28
Pro Forma	0.28

Diluted Earnings Per Share
As Reported	$0.28
Pro Forma	0.27

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

The above pro forma amounts are not indicative of future pro forma results. The fair value of each option grant under our long-term incentive plan was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used:

Three Months Ended March 31,
2005
Dividend yield	-
Expected price volatility range	27%-38%
Risk-free interest rate range	3.48%-3.95%
Expected life of options (in years)	4.23
Weighted-average fair value of options granted	$20.17

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Additionally, SFAS 123(R) requires the estimated forfeiture rate be applied and the cumulative effect determined for all prior periods in which stock-based compensation costs have been recorded. Prior to our adoption of SFAS 123(R), we accounted for forfeitures as they occurred. Upon adopting SFAS 123(R), we estimated expected forfeitures over the life of each individual award and have included the impact of these expected forfeitures in our stock-based compensation expense for the three months ended March 31, 2006 in addition to all prior periods on a cumulative basis. The effect of this change is to reverse compensation cost recognized in prior period financial statements for awards that are not expected to vest based upon the expected forfeiture rate. The cumulative effect of applying the expected forfeiture rate has been included in operating and maintenance expense and general and administrative expense, the impact of which had no material effect on our consolidated financial position, results of operations or cash flows.

We adopted SFAS 123 effective January 1, 2003 and have accounted for stock-based compensation prospectively for all stock based awards granted or modified on or subsequent to that date. As such, adoption of SFAS 123(R) using the Prospective Method had no material impact on our consolidated financial position, results of operations or cash flows. In addition to the compensation cost recognition requirements, SFAS 123(R) also requires the tax deduction benefits for an award in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, which was required under SFAS 95. We reported operating cash flows related to tax deduction benefits of $0.8 million for the period ended March 31, 2005.

Under SFAS 123, we recognized compensation cost over the vesting period up to the date of actual retirement. We will continue this practice for awards granted prior to adoption of SFAS 123(R). As a result of the adoption of SFAS 123(R), we now recognize compensation cost for awards granted or modified after January 1, 2006 through the date the employee is no longer required to provide service to earn the award (“service period”). If we had amortized compensation cost over the service period prior to adoption of SFAS 123(R), stock-based compensation expense would not have been materially different for any of the periods presented.

New Accounting Pronouncement—In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which requires retrospective application to all prior period financial statements presented for voluntary changes in accounting principle unless it is impracticable.  This statement replaces APB 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in reporting entity and the correction of errors.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS 154 effective January 1, 2006. The adoption of this statement had no impact on our consolidated financial position, results of operations or cash flows.

Reclassifications—Certain reclassifications have been made to prior period amounts to conform with the current period’s presentation.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

Note 3―Asset Dispositions and Retirements

In February 2006, we completed the sale of the drillship Peregrine III for net proceeds of $78.7 million, of which $7.8 million was received in December 2005 and reflected as unearned income in other current liabilities in our consolidated balance sheet. We recognized a gain on the sale of $61.9 million ($40.2 million, or $0.12 per diluted share, net of tax) in the first quarter of 2006. At December 31, 2005, this drillship was classified as held for sale in the amount of $12.3 million and was included in other current assets in our consolidated balance sheet.

In March 2006, we completed the sale of a platform rig for net proceeds of $10.1 million and recognized a gain on the sale of $2.7 million ($0.01 per diluted share), which had no tax effect.

In March 2006, we entered into an agreement to sell the semisubmersible rig Transocean Explorer in connection with our efforts to dispose of non-strategic assets. At March 31, 2006, this rig was classified as held for sale in the amount of $2.9 million and included in other current assets in our condensed consolidated balance sheet.

In January 2005, we completed the sale of the semisubmersible rig Sedco 600 for net proceeds of $24.9 million, of which $2.5 million was received in 2004, and recognized a gain on the sale of $18.8 million ($0.06 per diluted share), which had no tax effect. During the three months ended March 31, 2005, we sold and disposed of certain other assets for net proceeds of approximately $10.6 million, which resulted in net gains of $1.1 million ($0.7 million, net of tax).

Note 4―Repurchase of Ordinary Shares

In March 2006 and in conjunction with our share repurchase program authorized by our board of directors in 2005, we repurchased and retired $200 million of our ordinary shares, which amounted to approximately 2.6 million ordinary shares at an average purchase price of $77.54 per share. Total consideration paid to repurchase the shares was recorded in shareholders’ equity as a reduction in ordinary shares and additional paid-in capital. Such consideration was funded with existing cash balances. At March 31, 2006, we still had authority to repurchase $1.4 billion of our ordinary shares under the program.

Note 5―Income Taxes

We are a Cayman Islands company and we are not subject to income tax in the Cayman Islands. We operate through our various subsidiaries in a number of countries throughout the world. Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. There is no expected relationship between the provision for or benefit from income taxes and income or loss before income taxes because the countries in which we operate have taxation regimes that vary not only with respect to nominal rate, but also in terms of the availability of deductions, credits and other benefits. Variations also arise when income earned and taxed in a particular country or countries fluctuates from year to year.

The estimated annual effective tax rate for the three months ended March 31, 2006 was based on estimated 2006 annual income before income taxes and minority interest, after adjusting for certain items such as net gains on rig sales. The estimated annual effective tax rate for the three months ended March 31, 2005 was based on estimated 2005 annual income before income taxes and minority interest after adjusting for certain items such as a gain related to the disposition of TODCO (a former wholly-owned subsidiary) and loss on retirement of debt.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

Our income tax returns are subject to review and examination in the various jurisdictions in which we operate. We are currently contesting various tax assessments. We accrue for income tax contingencies that we believe are probable exposures.

Our 2002 and 2003 U.S. federal income tax returns are currently under examination by the U.S. Internal Revenue Service (“IRS”) and our 2001 U.S. federal income tax return remains open for examination. In April 2006, we received from the IRS, examination reports setting forth proposed changes to the U.S. federal taxable income reported for the period 2001-2003. The proposed adjustments would reduce our net operating losses by approximately $99 million and result in a cash tax payment of approximately $0.3 million of alternative minimum tax, which would serve to reduce cash tax payments in other years. We believe our returns are materially correct as filed and we intend to vigorously defend against any proposed changes. While we cannot predict or provide assurance as to the final outcome, we do not expect the ultimate settlement of any liability resulting from any examination to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In April 2006, we received notice from the Norwegian tax authorities regarding their intent to propose adjustments to taxable income for the tax years 1999, 2001 and 2002. These proposed assessments would result in an increase in tax of approximately $260 million, plus interest, and the authorities further indicated they intend to impose penalties, which could range from 15 to 60 percent of the assessments. The anticipated assessments relate to restructuring transactions undertaken in 2001 and 2002. The Norwegian tax authorities initiated inquiries in September 2004 related to the restructuring transactions and a separate dividend payment made during 2001. In February 2005, we filed a response to these inquiries. In March 2005, pursuant to court orders, the Norwegian tax authorities took action to obtain additional information regarding these transactions. We have continued to respond to information requests from the Norwegian authorities. We also believe the Norwegian authorities are contemplating a tax assessment of approximately $98 million on the dividend, plus interest and a penalty, which could range from 15 to 60 percent of the assessment. Norwegian civil tax and criminal authorities are currently investigating the restructuring transactions and dividend. We plan to vigorously contest any assertions by the Norwegian authorities in connection with the restructuring transactions or dividend. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In addition, other tax authorities are examining our tax returns in various jurisdictions. While we cannot predict or provide assurance as to the final outcome, we do not expect the ultimate settlement of any liability resulting from these existing or future assessments to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

Note 6―Debt

Debt, net of unamortized discounts, premiums and fair value adjustments, is comprised of the following (in millions):

	March 31,	December 31,
	2006	2005

6.625% Notes, due April 2011	$182.3	$183.0
7.375% Senior Notes, due April 2018	246.9	246.9
Zero Coupon Convertible Debentures, due May 2020 (put options exercisable May 2008 and May 2013)	17.6	17.5
1.5% Convertible Debentures, due May 2021 (put options exercisable May 2006, May 2011 and May 2016) (a)	400.0	400.0
8% Debentures, due April 2027	56.8	56.8
7.45% Notes, due April 2027 (put options exercisable April 2007)	95.3	95.3
7.5% Notes, due April 2031	597.7	597.6
Total Debt	1,596.6	1,597.1
Less Debt Due Within One Year (a)	400.0	400.0
Total Long-Term Debt	$1,196.6	$1,197.1
______________

(a)	The 1.5% Convertible Debentures are classified as debt due within one year since the holders can exercise their right to require us to repurchase the debentures in May 2006.

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

Twelve Months Ending March 31,

2007	$400.0
2008	100.0
2009	19.0
2010	-
2011	-
Thereafter	1,069.4
Total	$1,588.4

Debt Redemption—In March 2005, we redeemed our $247.8 million aggregate principal amount outstanding 6.95% Senior Notes due April 2008 at the make-whole premium price provided in the indenture. We redeemed these notes at 108.259 percent of face value, or $268.2 million, plus accrued and unpaid interest. In the first quarter of 2005, we recognized a loss on the redemption of debt of $6.7 million ($0.02 per diluted share), which had no tax effect and reflected adjustments for fair value of the debt at the date of the merger transaction (the “R&B Falcon merger”) with R&B Falcon Corporation (“R&B Falcon”) and the unamortized fair value adjustment on a previously terminated interest rate swap. We funded the redemption with existing cash balances.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

Note 7―Interest Rate Swaps

In January 2003, we terminated all our outstanding interest rate swaps, which were designated as fair value hedges, and recognized $173.5 million as a fair value adjustment to the underlying long-term debt in our consolidated balance sheet. We amortize this amount as a reduction to interest expense over the remaining life of the underlying debt. During the three months ended March 31, 2006 and 2005, such reduction amounted to $0.8 million and $3.9 million ($0.01 per diluted share), respectively. As a result of the redemption of our 6.95% Senior Notes in March 2005, we recognized $13.2 million ($0.08 per diluted share) of the unamortized fair value adjustment, which had no tax effect, as a reduction to our loss on redemption of debt (see Note 6). At March 31, 2006 and December 31, 2005, the remaining balance to be amortized was $17.1 million and $17.9 million, respectively, and related to the 6.625% Notes due April 2011.

At March 31, 2006 and December 31, 2005, we had no outstanding interest rate swaps.

Note 8―Earnings Per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in millions, except per share data):

	Three Months Ended March 31,
	2006	2005

Numerator for Basic Earnings per Share
Net Income for basic earnings per share	$205.7	$91.8

Numerator for Diluted Earnings per Share
Net Income	$205.7	$91.8
Add back interest expense on the 1.5% convertible debentures	1.6	-
Net Income for diluted earnings per share	$207.3	$91.8

Denominator for Diluted Earnings per Share
Weighted-average shares outstanding for basic earnings per share	325.4	323.6
Effect of dilutive securities:
Employee stock options and unvested stock grants	3.5	4.7
Warrants to purchase ordinary shares	2.9	2.7
1.5% convertible debentures	5.5	-
Adjusted weighted-average shares and assumed conversions for diluted earnings per share	337.3	331.0

Basic Earnings Per Share
Net Income	$0.63	$0.28

Diluted Earnings Per Share
Net Income	$0.61	$0.28

Ordinary shares subject to issuance pursuant to the conversion features of the Zero Coupon Convertible Debentures are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share because the effect of including those shares is anti-dilutive for all periods presented. Ordinary shares subject to issuance pursuant to the conversion feature of the 1.5% Convertible Debentures are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share for the three months ended March 31, 2005 because the effect of including those shares is anti-dilutive.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

Note 9―Contingencies

Legal Proceedings—Several of our subsidiaries have been named, along with other defendants, in several complaints that have been filed in the Circuit Courts of the State of Mississippi involving over 700 persons that allege personal injury arising out of asbestos exposure in the course of their employment by some of these defendants between 1965 and 1986. The complaints also name as defendants certain of TODCO's subsidiaries to whom we may owe indemnity. Further, the complaints name other unaffiliated defendant companies, including companies that allegedly manufactured drilling related products containing asbestos. The number of unaffiliated defendant companies involved in each complaint ranges from approximately 20 to 70. The complaints allege that the defendant drilling contractors used those asbestos-containing products in offshore drilling operations, land based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability, and claims authorized under the Jones Act. The plaintiffs generally seek awards of unspecified compensatory and punitive damages. The trial court has ordered that the plaintiffs provide additional information regarding their employment histories. We have not yet had an opportunity to conduct extensive discovery nor have we been able to determine the number of plaintiffs that were employed by our subsidiaries or otherwise have any connection with our drilling operations. We intend to defend ourselves vigorously and, based on the limited information available to us at this time, we do not expect the liability, if any, resulting from these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In 1990 and 1991, two of our subsidiaries were served with various assessments collectively valued at approximately $10 million from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services. We believe that neither subsidiary is liable for the taxes and have contested the assessments in the Brazilian administrative and court systems. We have received several adverse rulings by various courts with respect to a June 1991 assessment, which is valued at approximately $9 million. We are continuing to challenge the assessment, however, and have an action to stay execution of a related tax foreclosure proceeding. We expect that the government will attempt to enforce the judgment on this assessment and that the amount claimed may exceed the amounts we believe are at issue. We received a favorable ruling in connection with a disputed August 1990 assessment and the government has lost what is expected to be its final appeal with respect to that ruling. We also are awaiting a ruling from the Taxpayer's Council in connection with an October 1990 assessment. If our defenses are ultimately unsuccessful, we believe that the Brazilian government-controlled oil company, Petrobras, has a contractual obligation to reimburse us for municipal tax payments. We do not expect the liability, if any, resulting from these assessments to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

In October 2001, TODCO was notified by the U.S. Environmental Protection Agency (“EPA”) that the EPA had identified a subsidiary as a potentially responsible party in connection with the Palmer Barge Line superfund site located in Port Arthur, Texas. Based upon the information provided by the EPA and a review of TODCO's internal records to date, TODCO disputes its designation as a potentially responsible party. Pursuant to the master separation agreement with TODCO, we are responsible and will indemnify TODCO for any losses TODCO incurs in connection with this action. We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In August 2003, a judgment of approximately $9.5 million was entered by the Labor Division of the Provincial Court of Luanda, Angola, against us and one of our labor contractors, Hull Blyth, in favor of certain former workers on several of our drilling rigs. The workers were employed by Hull Blyth to work on several drilling rigs while the rigs were located in Angola. When the drilling contracts concluded and the rigs left Angola, the workers’ employment ended. The workers brought suit claiming that they were not properly compensated when their employment ended. In addition to the monetary judgment, the Labor Division ordered the workers to be hired by us. We believe that this judgment is without sufficient legal foundation and have appealed the matter to the Angola Supreme Court. We further believe that Hull Blyth has an obligation to protect us from any judgment. We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

We have a dispute with TODCO concerning payment to us under our tax sharing agreement with TODCO for the tax benefit that TODCO derives from exercises of options to purchase our ordinary shares held by employees of TODCO. An arbitration proceeding that was initiated in January 2006 continues and is expected to be concluded during 2006. We are seeking payment of the amount of tax benefits derived from exercises of options to purchase our ordinary shares by employees of TODCO who were not on the payroll of TODCO at the time of exercise and a declaration that TODCO pay us for the benefit derived from such exercises in the future. TODCO is seeking to avoid such payment and is asking that the entire tax sharing agreement be voided. TODCO also filed suit in Houston in the district court of the State of Texas in January 2006 seeking to set aside the arbitration provision and to void the entire tax sharing agreement. We believe TODCO owes us approximately $18.0 million, exclusive of interest, based on options exercised through March 31, 2006, and we do not believe TODCO’s attempts to void the tax sharing agreement have merit. We do not expect the outcome of this matter to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We are involved in a number of other lawsuits, all of which have arisen in the ordinary course of our business. We do not expect the liability, if any, resulting from these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows. We are also involved in various tax matters (see Note 5).

Self Insurance—We are self-insured for the deductible portion of our insurance coverage. In the opinion of management, adequate accruals have been made based on known and estimated exposures up to the deductible portion of our insurance coverages. Management believes that claims and liabilities in excess of the amounts accrued are adequately insured.

Letters of Credit and Surety Bonds—We had letters of credit outstanding totaling $355.1 million and $313.8 million at March 31, 2006 and December 31, 2005, respectively. These letters of credit guarantee various contract bidding and performance activities under various uncommitted lines provided by several banks.

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations. Surety bonds outstanding totaled $6.4 million and $8.0 million at March 31, 2006 and December 31, 2005, respectively.

Note 10―Stock-Based Compensation

As of March 31, 2006, we have a long-term incentive plan for key employees and outside directors (the “Incentive Plan”). Under the Incentive Plan, awards can be granted in the form of stock options, nonvested restricted shares, deferred units, stock appreciation rights (“SARs”) and cash performance awards. Such awards include traditional time-vesting awards (“time-based vesting awards”) and awards that are earned based on the achievement of certain performance criteria (“performance-based awards”). Our executive compensation committee of our board of directors determines the terms and conditions of the awards under the Incentive Plan. Options issued to date under the Incentive Plan have a 10-year term. Time-based vesting awards vest in three equal annual installments from the date of grant. Performance-based awards issued to date under the Incentive Plan have a two-year performance cycle with the number of options, shares or deferred units earned being determined following the completion of the performance cycle (the “determination date”) at which time one-third of the options, shares or deferred units vest. Additional vesting occurs January 1 of the two subsequent years following the determination date. As of March 31, 2006, we were authorized under the Incentive Plan to grant up to (i) 22.9 million ordinary shares to employees; (ii) 0.6 million ordinary shares to outside directors and (iii) 6.0 million restricted shares to employees.

Prior to adoption of SFAS 123(R), we used the Black-Scholes-Merton model to value stock options granted or modified under SFAS 123 and have elected to continue using this model to value stock options granted or modified under SFAS 123(R). We determine the fair value of options granted or modified based on the expected term, risk-free interest rate, dividend yield and expected volatility. The expected term is based on historical information of past employee behavior regarding exercises and forfeiture of options. The risk-free interest assumption is based upon the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life. The dividend yield assumption is based on our history and expectation of dividend payouts.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

Under SFAS 123, we based expected volatility solely on historical data. Upon the adoption of SFAS 123R, we began using a blended volatility for the volatility assumption. We changed the calculation of our volatility to better reflect our expectation of how our stock will react to the future cyclicality of our industry. The blended volatility is calculated using two components. The first component is derived from volatility computed from historical data for a period of time approximately equal to the expected term of the stock option, starting from the date of grant. The second component is implied volatility derived from our ‘at-the-money’ long dated call options with a term of six months or longer. The two components are equally weighted creating a blended volatility. This change in estimate did not have a material effect on the financial statements.

The fair value for restricted ordinary shares and deferred units is based on the market price of our ordinary shares on the date of grant.

As of March 31, 2006, total unrecognized compensation costs related to all nonvested share-based awards totaled $16.6 million, which is expected to be recognized over a weighted average period of 2.1 years.

Time-Based Vesting Awards

Stock Options—The following table summarizes time-based vesting stock option (“time-based options”) activity under the Incentive Plan as of March 31, 2006, and changes during the period then ended:

	Number of Shares Under Option	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 1, 2006	6,312,707	$29.43

Exercised	(1,248,079)	29.85
Forfeited or expired	(480)	55.98
Outstanding at March 31, 2006	5,064,148	$29.32	4.23	$259,671

Vested or expected to vest as of March 31, 2006	5,057,110	$29.31	4.23	$259,354
Exercisable at March 31, 2006	4,958,294	$29.46	4.21	$253,521

No time-based options were granted during the three months ended March 31, 2006 and 2005. The total pretax intrinsic value of time-based options exercised during the three months ended March 31, 2006 and 2005 was $59.6 million and $66.1 million, respectively.

The following table summarizes nonvested time-based option activity under the Incentive Plan as of March 31, 2006, and changes during the period then ended:

	Number of Shares Under Option	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	184,998	$8.16

Vested	(79,143)	8.55

Nonvested at March 31, 2006	105,855	$7.87

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

The total fair value of time-based options vested during the three months ended March 31, 2006 and 2005 was $0.7 million and $0.8 million, respectively.

Restricted Ordinary Shares—The following table summarizes nonvested share activity for time-based vesting restricted ordinary shares (“time-based shares”) granted under the Incentive Plan as of March 31, 2006, and changes during the period then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	46,940	$42.36

Granted	8,400	69.39
Vested and Distributed	(6,719)	43.51

Nonvested at March 31, 2006	48,621	$47.13

The weighted-average grant-date fair value of time-based shares granted during the three months ended March 31, 2006 was $0.6 million. There were 20,150 time-based shares granted during the three months ended March 31, 2005, with a weighted-average grant-date fair value of $43.51. The total fair value of time-based shares that vested during the three months ended March 31, 2006 was $0.3 million. No time-based shares vested during the three months ended March 31, 2005.

Deferred Units—A deferred unit is a unit that is equal to one ordinary share but has no voting rights until the underlying ordinary shares are issued. As of March 31, 2006, our nonvested time-based deferred units outstanding totaled 36,856 with a weighted averaged grant date fair value of $36.18. There was no activity related to grants, vesting or forfeitures during the first three months of 2006 or 2005.

SARs—The following table summarizes time-based vesting SARs activity under the Incentive Plan as of March 31, 2006, and changes during the period then ended:

	Number of SARs	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 1, 2006	50,976	$35.43

Exercised	(12,690)	33.18
Outstanding at March 31, 2006	38,286	$36.18	2.79	$1,700

Exercisable at March 31, 2006	38,286	$36.18	2.79	$1,700

The total pretax intrinsic value of SARs exercised during the three months ended March 31, 2006 and 2005 was $0.6 million and $0.5 million, respectively. No SARs were granted during the three months ended March 31, 2006 and 2005. No SARs vested during the three months ended March 31, 2005. As of March 31, 2006, all SARs granted under the Incentive Plan are fully vested and expensed.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

Performance-Based Vesting Awards

Stock Options—The following table summarizes performance-based vesting stock option (“performance-based options”) activity under the Incentive Plan as of March 31, 2006, and changes during the period then ended.

	Number of Shares Under Option	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at January 1, 2006	1,253,125	$33.19

Exercised	(84,704)	21.20
Outstanding at March 31, 2006	1,168,421	$34.06	8.28	$54,377

Vested or expected to vest at March 31, 2006	671,335	$28.62	7.94	$34,893
Exercisable at March 31, 2006	155,902	$21.20	7.28	$9,260

No performance-based options were granted during the three months ended March 31, 2006 and 2005. The total pretax intrinsic value of performance-based options exercised during the three months ended March 31, 2006 was $4.4 million. No performance-based options were exercised during the three months ended March 31, 2005.

The following table summarizes nonvested performance-based option activity under the Incentive Plan as of March 31, 2006, and changes during the period then ended:

	Number of Shares Under Option	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	1,178,535	$33.95

Vested	(166,016)	21.20

Nonvested at March 31, 2006	1,012,519	$36.04

The total fair value of performance-based options vested during the period ended March 31, 2006 was $3.5 million. No performance-based options vested during the period ended March 31, 2005.

Restricted Ordinary Shares—We granted performance-based nonvested restricted ordinary shares (“performance-based shares”) that are earnable based on the achievement of certain performance targets. The number of shares to be issued is quantified upon completion of the performance period at the determination date. The following table summarizes nonvested share activity for performance-based shares granted under the Incentive Plan as of March 31, 2006, and changes during the period then ended:

	Number of Shares Under Option	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	1,242,829	$35.56

2004 Performance-based shares converted to deferred units	(133,932)	28.12
2005 Performance-based shares converted to deferred units	(103,152)	56.34
Vested and distributed	(130,030)	21.20
Forfeited	(2,364)	21.20

Nonvested at March 31, 2006	873,351	$36.42

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

No performance-based shares were granted during the three months ended March 31, 2006 and 2005. The total fair value of performance-based shares that vested during the three months ended March 31, 2006 was $2.8 million. No performance-based shares vested during the period ended March 31, 2005.

Deferred Units—We granted performance-based nonvested deferred units (“performance-based units”) that are earnable based on the achievement of certain performance targets. The number of shares to be issued is quantified upon completion of the performance period at the determination date. The following table summarizes nonvested share activity for performance-based shares granted under the Incentive Plan as of March 31, 2006, and changes during the period then ended:

	Number of Shares Under Option	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	91,338	$29.15

2004 Performance-based shares converted to deferred units	133,932	28.12
2005 Performance-based shares converted to deferred units	103,152	56.34
Vested and distributed	(13,790)	21.20
Forfeited	(593)	21.20

Nonvested at March 31, 2006	314,039	$38.01

No performance-based units were granted during the three months ended March 31, 2006 and 2005. The total fair value of performance-based units that vested during the period ended March 31, 2006 was $0.3 million. No performance-based units vested during the period ended March 31, 2005.

Employee Stock Purchase Plan—We provide the ESPP for certain full-time employees. Under the terms of the ESPP, employees can choose each year to have between two and 20 percent of their annual base earnings withheld to purchase up to $25,000 of our ordinary shares. The purchase price of the stock is 85 percent of the lower of the beginning-of-year or end-of-year market price of our ordinary shares. At December 31, 2005, 1,139,089 ordinary shares were available for issuance pursuant to the ESPP after taking into account the shares issued for the 2005 plan year.

Note 11―Stock Warrants

At March 31, 2006, there were 203,900 warrants outstanding to purchase 3,568,250 ordinary shares at an exercise price of $19.00 per share. The warrants expire on May 1, 2009. On March 1, 2006, we issued 333,039 ordinary shares related to a cashless exercise of 25,100 warrants.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

Note 12―Retirement Plans and Other Postemployment Benefits

Defined Benefit Pension Plans—We have several defined benefit pension plans, both funded and unfunded, covering substantially all of our U.S. employees. We also have various defined benefit plans in Norway, Nigeria, Egypt and Indonesia that cover our employees and various current and former employees covered under certain frozen plans acquired in connection with the R&B Falcon merger. Net periodic benefit cost for these defined benefit pension plans includes the following components (in millions):

	Three Months Ended March 31,
	2006	2005
Components of Net Periodic Benefit Cost (a)
Service cost	$5.0	$4.6
Interest cost	4.8	4.4
Expected return on plan assets	(5.0)	(5.1)
Amortization of transition obligation	0.1	0.1
Amortization of prior service cost	(0.2)	(0.2)
Recognized net actuarial losses	1.4	1.4
SFAS 88 settlements/curtailments	-	2.1
Benefit cost	$6.1	$7.3
______________
(a)	Amounts are before income tax effect.

We expect to contribute approximately $9.7 million to our defined benefit pension plans in 2006, which will be funded from cash flow from operations. We contributed $0.5 million to the defined benefit pension plans in the first quarter of 2006.

Postretirement Benefits Other Than Pensions (“OPEB”)—We have several unfunded contributory and noncontributory OPEB plans covering substantially all of our U.S. employees. Net periodic benefit cost for these other postretirement plans included the following components (in millions):

	Three Months Ended March 31,
	2006	2005
Components of Net Periodic Benefit Cost (a)
Service cost	$0.3	$0.3
Interest cost	0.5	0.6
Amortization of prior service cost	(0.6)	(0.6)
Recognized net actuarial losses	0.4	0.4
Benefit cost	$0.6	$0.7
______________
(a)	Amounts are before income tax effect.

We expect to contribute approximately $1.5 million to the other postretirement benefit plans, which will be funded from cash flow from operations. We contributed $0.6 million to the other postretirement benefit plans in the first quarter of 2006.

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

Note 13―Subsequent Events

1.5% Convertible Debentures—In April 2006, we announced that holders of our 1.5% Convertible Debentures due May 15, 2021 have the option to require us to repurchase their debentures as of May 15, 2006. Each holder of the debentures has the right, pursuant to the terms of the indenture under which the debentures were issued, to require us to repurchase on May 15, 2006 all or any part of such holder’s debentures at a repurchase price of $1,000 per $1,000 principal amount plus accrued and unpaid interest through May 15, 2006. Under the terms of the debentures, we had the option to pay for the debentures with cash, ordinary shares, or a combination of cash and shares, and we elected to pay for the debentures solely with cash. If all outstanding debentures are surrendered for repurchase, the aggregate cash repurchase price will be approximately $400 million. We intend to pay the repurchase price from existing cash balances. The debentures are convertible, at the option of the holder, into 13.8627 of our ordinary shares per $1,000 principal amount, subject to adjustment under certain circumstances. If all of the debentures are converted by the holders, approximately 5.5 million shares would be issued to the debenture holders and the debentures would be retired in a non-cash transaction. Because of the level of our share price, we believe it is unlikely that the debentures will be surrendered for repurchase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that we or management “anticipates,” “believes,” “budgets,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “predicts,” or “projects” a particular result or course of events, or that such result or course of events “could,” “might,” “may,” “scheduled” or “should” occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this quarterly report include, but are not limited to, statements involving contract commencements, contract option exercises, revenues, expenses, results of operations, commodity prices, customer drilling programs, supply and demand, utilization rates, dayrates, contract backlog, planned shipyard projects and rig mobilizations and their effects, newbuild projects and opportunities, the upgrade projects for the Sedco 700-series semisubmersible rigs, other major upgrades, rig reactivations, expected downtime (including downtime with respect to the Deepwater Nautilus and Transocean Marianas), planned asset sales, including the disposition of Transocean Explorer, the option of holders of our 1.5% Convertible Debentures to require us to repurchase the debentures, capital expenditures and insurance proceeds, future activity in the deepwater, mid-water and the shallow and inland water market sectors, market outlook for our various geographical operating sectors, capacity constraints for fifth-generation rigs, rig classes and business segments, effects of new rigs on the market, income related to the TODCO tax sharing agreement, the TODCO tax sharing agreement dispute, intended reduction of debt and other uses of excess cash, including ordinary share repurchases, the timing and funding of share repurchases, planned asset sales, timing of asset sales, proceeds from asset sales, our effective tax rate, changes in tax laws, treaties and regulations, Norwegian tax assessments, our other expectations with regard to market outlook, operations in international markets, expected capital expenditures, results and effects of legal proceedings and governmental audits and assessments, adequacy of insurance, liabilities for tax issues, liquidity, cash flow from operations, adequacy of cash flow for our obligations, effects of accounting changes, adoption of accounting policies, pension plan and other postretirement benefit plan contributions and benefit payments and the timing and cost of completion of capital projects. Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to, those described in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2005, the adequacy of sources of liquidity, the effect and results of litigation, audits and contingencies and other factors discussed in this quarterly report and in our other filings with the Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

The following information should be read in conjunction with the unaudited condensed consolidated financial statements included under “Item 1. Financial Statements” herein and the audited consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells. As of May 1, 2006, we owned, had partial ownership interests in or operated 88 mobile offshore and barge drilling units. As of this date, our fleet included 33 High-Specification semisubmersibles and drillships (“floaters”), 21 Other Floaters, 25 Jackup Rigs and nine Other Rigs.

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

Key measures of our total company results of operations and financial condition are as follows (in millions, except daily amounts and percentages):

	Three Months Ended March 31,
	2006	2005	Change

Average daily revenue (a)(c)	$119,600	$96,600	$23,000
Utilization (b)(c)	82%	75%	N/A
Statement of Operations
Operating revenues	$817.3	$630.5	$186.8
Operating and maintenance expense	475.0	388.3	86.7
Operating income	284.6	143.3	141.3
Net income	205.7	91.8	113.9

	March 31, 2006	December 31, 2005	Change

Balance Sheet Data (at end of period)
Cash	$461.9	$445.4	$16.5
Total Assets	10,589.7	10,457.2	132.5
Total Debt	1,596.6	1,597.1	(0.5)
_____________________
“N/A” means not applicable.

(a)	Average daily revenue is defined as contract drilling revenue earned per revenue earning day. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.
(b)	Utilization is the total actual number of revenue earning days as a percentage of the total number of calendar days in the period.
(c)
Excludes a drillship engaged in scientific geological coring activities, the Joides Resolution, that is owned by a joint venture in which we have a 50 percent interest and is accounted for under the equity method of accounting.

2006 began with our industry continuing to experience strong demand for all asset classes resulting in high utilization and increasing dayrates. Leading dayrates are at record levels for most rig classes and customers are contracting rigs for longer terms than we have seen historically for rigs other than newbuilds.  Interest in high-specification floaters is particularly strong. There is also evidence of a broadening base of customers with deepwater drilling rig requirements for exploration and production drilling programs in various geographic locations. Some of these rig needs could potentially be addressed by new rig construction. We are presently aware of a number of operators that may have an interest in awarding drilling contracts for newly constructed ultra-deepwater floaters.

To address the increase in demand, we have underway a deepwater newbuild rig, two major upgrades and three reactivations of previously idle rigs. We also have a large number of repair and maintenance shipyard projects underway or planned to commence in the remainder of 2006. The actual timing and duration of these shipyard projects, along with the actual start of higher dayrate contracts, will have a significant impact on our results of operations in 2006.

We expect our industry to experience higher costs in 2006 relative to levels seen in the recent past, due in part to increased supplier costs and higher personnel costs required to support the increased level of offshore drilling activity, although we anticipate revenue increases to outpace these increased costs. A shortage of qualified personnel in our industry is driving up compensation costs and suppliers are increasing prices as their backlogs grow.  These labor and vendor cost increases, while meaningful, are not significant in comparison with our expected increase in revenue for 2006 and beyond.

Our revenues for the three months ended March 31, 2006 increased from the prior year period primarily as a result of increased activity and higher dayrates. Our operating and maintenance expenses for the same period increased primarily as a result of higher labor and rig maintenance costs in connection with such increased activity (see “—Operating Results”). In addition, our first quarter 2006 financial results included the recognition of gains on the sales of a drillship and a platform rig (see “—Significant Events”). Our first quarter 2005 financial results included a non-cash charge pertaining to a loss on retirement of debt, partially offset by the recognition of a gain on the sale of a semisubmersible rig (see “—Operating Results”). Cash increased during the three months ended March 31, 2006 primarily as a result of proceeds received from the sale of assets, exercises of stock options and cash provided by operating activities, partially offset by increased capital expenditures and repurchases of our ordinary shares.

We operate in one business segment, the Transocean Drilling segment, which consists of floaters, jackups and other rigs used in support of offshore drilling activities and offshore support services on a worldwide basis. The segment fleet operates in a single, global market for the provision of contract drilling services. The location of our rigs and the allocation of resources to build or upgrade rigs are determined by the activities and needs of our customers.

We categorize our fleet as follows: (i) “High-Specification Floaters,” consisting of our “Fifth-Generation Deepwater Floaters,” “Other Deepwater Floaters” and “Other High-Specification Floaters,” (ii) “Other Floaters,” (iii) “Jackups” and (iv) “Other Rigs.” Within our High-Specification Floaters category, we consider our Fifth-Generation Deepwater Floaters to be the semisubmersibles Deepwater Horizon, Cajun Express, Deepwater Nautilus, Sedco Energy and Sedco Express and the drillships Deepwater Discovery, Deepwater Expedition, Deepwater Frontier, Deepwater Millennium, Deepwater Pathfinder, Discoverer Deep Seas, Discoverer Enterprise and Discoverer Spirit. These rigs were built in the construction cycle that occurred from approximately 1996 to 2001 and have high-pressure mud pumps and a water depth capability of 7,500 feet or greater. The Other Deepwater Floaters are generally those other semisubmersible rigs and drillships that have a water depth capacity of at least 4,500 feet. The Other High-Specification Floaters, built as fourth-generation rigs in the mid to late 1980’s, are capable of drilling in harsh environments and have greater displacement than previously constructed rigs resulting in larger variable load capacity, more useable deck space and better motion characteristics. The Other Floaters category is generally comprised of those non-high-specification floaters with a water depth capacity of less than 4,500 feet. The Jackups category consists of our jackup fleet, and the Other Rigs category consists of other rigs that are of a different type or use. These categories reflect how we view, and how we believe our investors and the industry generally view, our fleet.

Significant Events

Hurricane Damage—In the third quarter of 2005, two of our semisubmersible rigs, the Deepwater Nautilus and the Transocean Marianas, sustained damage during hurricanes Katrina and Rita. During hurricane Katrina, the Deepwater Nautilus sustained damage to its mooring system and lost approximately 3,200 feet of marine riser and a portion of its subsea well control system. The rig was undergoing repairs during hurricane Rita and was set adrift following the failure of a tow line utilized by a towing vessel. Also during hurricane Rita, the Transocean Marianas sustained damage to its mooring system, was forced off its drilling location and was grounded in shallow water. The Deepwater Nautilus was out of service for 24 days in 2005 and while fully operational during the first quarter of 2006, it is expected to be out of service approximately 60 days for the remainder of 2006. The Transocean Marianas was out of service for 95 days in 2005 and 72 days for the first three months of 2006. It is expected to be out of service approximately 30 days for the remainder of 2006. Operating income for the first quarter in 2006 was negatively impacted by approximately $22 million due to lost revenue and higher operating and maintenance costs on the Transocean Marianas. Depending on the timing of the repairs, we currently estimate the total lost revenue plus repair, crew and other costs for the two rigs to have a negative impact on operating income of approximately $45 million to $55 million in 2006. In addition, we also expect to spend approximately $35 million on capital expenditures during 2006 to replace damaged equipment.

Asset Disposition—In February 2006, we completed the sale of the drillship Peregrine III for net proceeds of $78.7 million and recognized a gain on the sale of $61.9 million. See “―Capital Expenditures, Acquisitions and Dispositions.”

Repurchase of Ordinary Shares—In March 2006, we repurchased and retired $200 million of our ordinary shares. See “—Liquidity and Capital Resources−Sources and Uses of Liquidity.”

1.5% Convertible Debentures—In April 2006, we announced that holders of our 1.5% Convertible Debentures due May 15, 2021 have the option to require us to repurchase their debentures as of May 15, 2006. See “—Liquidity and Capital Resources-Sources and Uses of Liquidity.”

Tax Matters— In April 2006, we received notice from the Norwegian tax authorities regarding their intent to propose adjustments to taxable income for the tax years 1999, 2001 and 2002. These proposed assessments would result in an increase in tax of approximately $260 million, plus interest, and the authorities further indicated they intend to impose penalties, which could range from 15 to 60 percent of the assessments. The anticipated assessments relate to restructuring transactions undertaken in 2001 and 2002. See “—Outlook−Tax Matters.”

Outlook

Drilling Market—Oil and natural gas commodity prices continue to be strong, with recent oil prices reaching all time highs. We expect prices to remain high for the near future relative to historical price levels. Future price expectations have historically been a key driver for offshore drilling demand. However, the availability of quality drilling prospects, exploration success, relative production costs, the stage of reservoir development and political and regulatory environments also affect our customers’ drilling programs.

Prospects for our 33 High-Specification Floaters continue to be robust. We have been awarded a five-year contract for the construction of an enhanced Enterprise-class drillship, to be named the Discoverer Clear Leader, with an estimated total capital expenditure of approximately $650 million, including approximately $65 million of capitalized interest. We currently expect this rig to begin operations in the U.S. Gulf of Mexico in approximately the second quarter of 2009, after construction in South Korea followed by sea trials, mobilization to the U.S. Gulf of Mexico and customer acceptance. We are also currently in discussions with several clients concerning other potential drilling contracts for newbuild deepwater rigs.

We have been successful in building contract backlog within our High-Specification Floaters fleet of 33 rigs with 22 units, in addition to the newbuild rig Discoverer Clear Leader and the second Sedco 700-series rig upgrade, contracted into or beyond 2009 as of May 1, 2006.  Our total contract backlog of approximately $17 billion as of that date includes an estimated $12 billion of backlog represented by our High-Specification Floaters.  We have signed a number of new contracts or extensions in 2006 for our High-Specification Floaters including the Transocean Marianas, Jack Bates, Sedco 709, Deepwater Discovery and the two Sedco 700-series semisubmersible upgrades.  We also entered into contract extensions for multi-year contracts for the Deepwater Nautilus, Deepwater Frontier, Cajun Express and Discoverer Enterprise.  We continue to believe that the long-term outlook for deepwater capable rigs is favorable and expect to see strong demand in Brazil, the Gulf of Mexico, West Africa and India.

Our Other Floaters fleet, comprised of 21 semisubmersible rigs, is largely committed to contracts that extend into 2007.  This fleet continues to benefit from improving activity levels in all regions. Customer demand is strongest in Asia, the Gulf of Mexico and the North Sea. We are seeing dayrates that are decidedly higher than those seen at the beginning of the year.  This is evidenced by new contracts with dayrates for the Sedco 703 at $400,000 and Transocean Legend at $435,000.  In the U.K. sector of the North Sea, we have begun the reactivation of two previously idle semisubmersibles, the Transocean Prospect and Transocean Winner, both supported by multi-year contracts, which are expected to commence by June 2006 and August 2006, respectively.  We have also commenced the reactivation of the C. Kirk Rhein, Jr., which has been awarded a two-year contract in India at a $340,000 dayrate, which is expected to commence by December 2006. We continue to evaluate contract opportunities for the Transocean Wildcat that would support the reactivation of the unit. The Transocean Explorer has been moved to held for sale status pending the expected closing of the sale in the second quarter of 2006.

The outlook for activity for the Jackup market sector remains strong. Customer demand is most pronounced in Asia and the Middle East, including multi-year opportunities in India, Saudi Arabia and Abu Dhabi. We were recently awarded three-year contracts for drilling programs in India involving five of our jackups. Dayrates for some standard units have approached or exceeded $200,000 per day. This is evidenced by recent signings on the Trident 9 at $189,500 per day and the Shelf Explorer at $212,200 per day. We expect to remain at or near full utilization for our Jackup fleet in the near term. However, we continue to be concerned about the potential effect of newbuild jackups, which have scheduled delivery dates ranging from 2006 through approximately 2010. While we have not seen an appreciable effect to date, the addition of rig capacity could have an adverse impact on utilization and dayrates. On March 15, 2006, our exclusive marketing rights and options to purchase three PetroJack ASA jackup rigs under construction terminated.

While we anticipate near full utilization of available capacity during the remainder of 2006 and into 2007, our results of operations for the remainder of 2006 will be significantly influenced by the actual timing and duration of the various shipyard projects and the actual start of higher dayrate contracts. We expect to incur downtime and increased operating and maintenance expenses in the second quarter of 2006 in connection with planned shipyard projects for and/or mobilizations of the Sedco 709, J. W. McLean and J. T. Angel.

We also expect to incur significant costs in the second and third quarters of 2006 due to the reactivation of the previously idled Transocean Prospect, Transocean Winner and C. Kirk Rhein, Jr., planned shipyard projects for and/or mobilizations of the Discoverer 534 and Sedco 707 and downtime to replace and upgrade equipment damaged on the Transocean Marianas and Deepwater Nautilus during hurricanes Katrina and Rita. In addition, vendor price increases and rising labor costs due to increased drilling activity, as well as increases in insurance costs, are expected to increase operating and maintenance costs in 2006.

Our shipyard projects, including the construction of the deepwater drillship Discoverer Clear Leader, the Sedco 700-series rig upgrades, our three rig reactivations and any other potential newbuild projects, are subject to risks of delay and cost overruns for a variety of reasons, including some outside of our control. A delay could adversely affect any drilling contract for the rig following the shipyard work, depending upon the drilling contract terms.

We also expect that a number of pre-existing, fixed-price contract options will be exercised by our customers, which will preclude us from taking full advantage of increased market rates for rigs subject to these contract options. We have seven existing contracts with fixed-priced or capped options for dayrates that we believe are less than current market dayrates. Well-in-progress or similar provisions in our existing contracts may delay the start of higher dayrates in subsequent contracts.

There are currently approximately 26 newbuild deepwater rigs on order and options for 17 additional newbuilds. The announced delivery dates for most of these rigs are in 2008 and 2009. While we currently believe demand for deepwater drilling services will remain strong into 2008, the addition of deepwater rig capacity could have an adverse impact on utilization and dayrates.

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

Insurance—We have renewed our insurance coverages for 12 months effective May 1, 2006. We currently maintain a $10 million per occurrence insurance deductible on hull and machinery, a $10 million per occurrence deductible on personal injury liability and a $5 million per occurrence deductible on third party property damage. In addition to the per occurrence deductibles described above, we also have aggregate deductibles that are applied to any occurrence in excess of the per occurrence deductible until the aggregate deductible is exhausted. After the aggregate deductible is fully exhausted, the per occurrence deductible continues to apply. Such aggregate deductibles are $20 million in the case of our hull and machinery coverage and $25 million in the case of our personal injury liability and third party property damage coverage. We do not carry insurance for loss of revenue.

The annualized cost to maintain our current insurance and deductible level has increased by approximately $17 million effective May 1, 2006 and now includes an annual limit on losses due to hurricanes in the U.S Gulf of Mexico of $250 million, except in the case of a total loss, where the limit is $300 million. As a result of these limits, we are self-insured for losses due to hurricanes in excess of these amounts.

Tax Matters—We are a Cayman Islands company. We operate through our various subsidiaries in a number of countries throughout the world. Consequently, we are subject to changes in tax laws, treaties and regulations in and between the countries in which we operate. A material change in these tax laws, treaties or regulations in any of the countries in which we operate could result in a higher or lower effective tax rate on our worldwide earnings.

Our income tax returns are subject to review and examination in the various jurisdictions in which we operate. We are currently contesting various tax assessments. We accrue for income tax contingencies that we believe are probable exposures.

Our 2002 and 2003 U.S. federal income tax returns are currently under examination by the U.S. Internal Revenue Service (“IRS”) and our 2001 U.S. federal income tax return remains open for examination. In April 2006, we received from the IRS, examination reports setting forth proposed changes to the U.S. federal taxable income reported for the period 2001-2003. The proposed adjustments would reduce our net operating losses by approximately $99 million and result in a cash tax payment of approximately $0.3 million of alternative minimum tax, which would serve to reduce cash tax payments in other years. We believe our returns are materially correct as filed. We intend to vigorously defend against any proposed changes. While we cannot predict or provide assurance as to the final outcome, we do not expect the ultimate settlement of any liability resulting from the examination to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In April 2006, we received notice from the Norwegian tax authorities regarding their intent to propose adjustments to taxable income for the tax years 1999, 2001 and 2002. These proposed assessments would result in an increase in tax of approximately $260 million, plus interest, and the authorities further indicated they intend to impose penalties, which could range from 15 to 60 percent of the assessments. The anticipated assessments relate to restructuring transactions undertaken in 2001 and 2002. The Norwegian tax authorities initiated inquiries in September 2004 related to the restructuring transactions and a separate dividend payment made during 2001. In February 2005, we filed a response to these inquiries. In March 2005, pursuant to court orders, the Norwegian tax authorities took action to obtain additional information regarding these transactions. We have continued to respond to information requests from the Norwegian authorities. We also believe the Norwegian authorities are contemplating a tax assessment of approximately $98 million on the dividend, plus interest and a penalty, which could range from 15 to 60 percent of the assessment. Norwegian civil tax and criminal authorities are currently investigating the restructuring transactions and dividend. We plan to vigorously contest any assertions by the Norwegian authorities in connection with the restructuring transactions or dividend. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In addition, other tax authorities are examining our tax returns in various jurisdictions. While we cannot predict or provide assurance as to the final outcome of these other existing or future assessments, we do not expect the ultimate settlement of any liability resulting from these existing or future assessments to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Performance and Other Key Indicators

Contract Backlog—The following table reflects our contract backlog and associated average contractual dayrates for each of the three months ended on March 31, 2006, December 31, 2005 and March 31, 2005 and reflects firm commitments only, typically represented by signed contracts. Backlog is indicative of the full contractual dayrate. The amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors including shipyard and maintenance projects, other downtime and other factors that result in lower applicable dayrates than the full contractual operating dayrate. Our contract backlog is calculated by multiplying the contracted operating dayrate by the firm contract period, excluding revenues for mobilization, demobilization, contract preparation and customer reimbursables and such amounts are not expected to be significant to our contract drilling revenues. The contract backlog average dayrate is defined as the contracted operating dayrate to be earned per revenue earning day in the period. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations and over the firm contract period.

	March 31, 2006	December 31, 2005	March 31, 2005
	(In millions)
Contract Backlog
High-Specification Floaters	$12,917.3	$8,329.5	$2,054.5
Other Floaters	1,647.3	1,643.2	378.2
Jackups	2,128.4	808.3	542.3
Other Rigs	121.2	132.3	184.1
Total	$16,814.2	$10,913.3	$3,159.1

Fleet Utilization and Average Daily Revenue—The following table shows our average daily revenue and utilization for each of the three months ended on March 31, 2006, December 31, 2005 and March 31, 2005. See “—Overview” for a definition of average daily revenue, revenue earning day and utilization.

	Three Months Ended
	March 31, 2006	December 31, 2005	March 31, 2005
Average Daily Revenue
High-Specification Floaters
Fifth-Generation Deepwater Floaters	$209,000	$215,800	$182,300
Other Deepwater Floaters	$154,000	$138,800	$124,500
Other High-Specification Floaters	$158,800	$161,700	$153,000
Total High-Specification Floaters	$178,200	$174,100	$153,900
Other Floaters	$110,000	$98,500	$71,200
Jackups	$70,300	$64,900	$57,600
Other Rigs	$47,300	$48,500	$45,800
Total Drilling Fleet	$119,600	$113,300	$96,600

Utilization
High-Specification Floaters
Fifth-Generation Deepwater Floaters	92%	86%	90%
Other Deepwater Floaters	83%	79%	75%
Other High-Specification Floaters	89%	100%	91%
Total High-Specification Floaters	87%	84%	83%
Other Floaters	73%	71%	57%
Jackups	91%	89%	94%
Other Rigs	58%	49%	44%
Total Drilling Fleet	82%	78%	75%

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of cash during the first three months of 2006 were our cash flows from operations, proceeds from asset sales and proceeds from issuance of ordinary shares upon the exercise of stock options. Our primary uses of cash were repurchases of our ordinary shares and capital expenditures. At March 31, 2006, we had $461.9 million in cash and cash equivalents.

	Three Months Ended March 31,
	2006	2005	Change
	(In millions)
Net Cash Provided by Operating Activities
Net income	$205.7	$91.8	$113.9
Depreciation	101.6	100.7	0.9
Other non-cash items	(17.2)	5.0	(22.2)
Working capital	(22.2)	(25.6)	3.4
	$267.9	$171.9	$96.0

Net cash provided by operating activities increased due to an increase in cash generated from net income, partially offset by a decrease in cash related to working capital items.

	Three Months Ended March 31,
	2006	2005	Change
	(In millions)
Net Cash Provided by (Used in) Investing Activities
Capital expenditures	$(177.6)	$(31.2)	$(146.4)
Proceeds from disposal of assets, net	81.7	33.0	48.7
Joint ventures and other investments, net	-	3.1	(3.1)
	$(95.9)	$4.9	$(100.8)

During the three months ended March 31, 2006, capital expenditures increased $146.4 million over the corresponding prior year period, primarily due to the construction of a deepwater drillship and equipment replaced and upgraded. The increase in capital expenditures is partially offset by an increase in proceeds from asset sales of $48.7 million.

	Three Months Ended March 31,
	2006	2005	Change
	(In millions)
Net Cash Used in Financing Activities
Repayments on debt	$-	$(279.9)	$279.9
Repurchases of ordinary shares	(200.0)	-	(200.0)
Net proceeds from issuance of ordinary shares under stock-based compensation plans	44.5	72.4	(27.9)
Other, net	-	0.1	(0.1)
	$(155.5)	$(207.4)	$51.9

Net cash used in financing activities decreased due to lower debt repayments in the first quarter of 2006. The first quarter of 2005 included the early redemption of our 6.95% Senior Notes with no comparable activity for the corresponding period in 2006. In addition, we received lower proceeds from stock option exercises in the first quarter of 2006 compared to the same period in 2005.

In March 2006, we repurchased and retired $200 million of our ordinary shares. See “―Sources and Uses of Liquidity.”

Capital Expenditures, Acquisitions and Dispositions

From time to time, we review possible acquisitions of businesses and drilling rigs and may in the future make significant capital commitments for such purposes. We may also consider investments related to major rig upgrades or new rig construction if generally supported by firm contracts. Any such acquisition, upgrade or new rig construction could involve the payment by us of a substantial amount of cash or the issuance of a substantial number of additional ordinary shares or other securities. We have been awarded a drilling contract for the construction of a new deepwater drilling rig and are currently in discussions with various clients for potential other deepwater drilling contracts related to new deepwater rig construction. In addition, from time to time, we review possible dispositions of drilling units.
Capital expenditures—Capital expenditures, including capitalized interest, totaled $177.6 million during the three months ended March 31, 2006. During 2006, we expect to spend between $750 million and $800 million on our existing fleet, including approximately $250 million on the construction of the deepwater drillship Discoverer Clear Leader, approximately $250 million for the upgrade of two of our Sedco 700-series rigs, approximately $35 million to replace and upgrade equipment damaged during hurricanes Katrina and Rita on the Deepwater Nautilus and the Transocean Marianas and approximately $30 million to reactivate three of our Other Floaters. The level of our capital expenditures is dependent upon the actual level of operational and contracting activity. These expected capital expenditures do not include amounts that would be incurred as a result of any of the other newbuild or other reactivation opportunities being discussed with clients (see “—Outlook”).

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

Dispositions—In February 2006, we completed the sale of the drillship Peregrine III for net proceeds of $78.7 million and recognized a gain on the sale of $61.9 million.

In March 2006, we completed the sale of a platform rig for net proceeds of $10.1 million and recognized a gain on the sale of $2.7 million.

Sources and Uses of Liquidity

Our primary sources of liquidity are cash flows from operations, proceeds from asset sales, proceeds from issuance of ordinary shares upon the exercise of stock options and existing cash balances. Our primary uses of cash are capital expenditures, repurchases of ordinary shares and debt repayments.

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

In October 2005, our board of directors authorized the repurchase of up to $2 billion of our ordinary shares. The ordinary shares may be repurchased from time to time in open market or private transactions. Decisions to repurchase shares will be based upon our ongoing capital requirements, the price of our shares, regulatory considerations, cash flow generation, general market conditions and other factors. We plan to fund the program from current and future cash balances, but we could use debt to fund share repurchases. The repurchase program does not have an established expiration date and may be suspended or discontinued at any time. There can be no assurance regarding the number of shares that will be repurchased under the program. Under the program, repurchased shares are retired and returned to unissued status. In March 2006, we repurchased and retired $200 million of our ordinary shares, which amounted to approximately 2.6 million ordinary shares at an average purchase price of $77.54 per share. Total consideration paid to repurchase the shares was recorded in shareholders’ equity as a reduction in ordinary shares and additional paid-in capital. Such consideration was funded with existing cash balances. At April 28, 2006, after prior purchases, we still had authority to repurchase $1.4 billion of our ordinary shares under the program.

In April 2006, we announced that holders of our 1.5% Convertible Debentures due May 15, 2021 have the option to require us to repurchase their debentures as of May 15, 2006. Each holder of the debentures has the right, pursuant to the terms of the indenture under which the debentures were issued, to require us to repurchase on May 15, 2006 all or any part of such holder’s debentures at a repurchase price of $1,000 per $1,000 principal amount plus accrued and unpaid interest through May 15, 2006. Under the terms of the debentures, we had the option to pay for the debentures with cash, ordinary shares, or a combination of cash and shares, and we elected to pay for the debentures solely with cash. If all outstanding debentures are surrendered for repurchase, the aggregate cash repurchase price will be approximately $400 million. We intend to pay the repurchase price from existing cash balances. The debentures are convertible, at the option of the holder, into 13.8627 of our ordinary shares per $1,000 principal amount, subject to adjustment under certain circumstances. If all of the debentures are converted by the holders, approximately 5.5 million shares would be issued to the debenture holders and the debentures would be retired in a non-cash transaction. Because of the level of our share price, we believe it is unlikely that the debentures will be surrendered for repurchase.

Our internally generated cash flow is directly related to our business and the market sectors in which we operate. Should the drilling market deteriorate, or should we experience poor results in our operations, cash flow from operations may be reduced. We have, however, continued to generate positive cash flow from operating activities over recent years and expect cash flow will continue to be positive over the next several years.

We have access to a bank line of credit under a $500 million five-year revolving credit agreement. At April 28, 2006, $500 million remained available under this credit line.

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

In April 2001, the SEC declared effective our shelf registration statement on Form S-3 for the proposed offering from time to time of up to $2.0 billion in gross proceeds of senior or subordinated debt securities, preference shares, ordinary shares and warrants to purchase debt securities, preference shares, ordinary shares or other securities. At April 28, 2006, $1.6 billion in gross proceeds of securities remained unissued under the shelf registration statement.

Our access to debt and equity markets may be reduced or closed to us due to a variety of events, including, among others, downgrades of our debt, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.

Derivative Instruments

In 2003, we terminated all our outstanding interest rate swaps, which were designated as fair value hedges, and we recorded $173.5 million as a fair value adjustment to long-term debt in our consolidated balance sheet. We amortize this amount as a reduction to interest expense over the life of the underlying debt. The remaining balance as of March 31, 2006 of $17.1 million relates to the 6.625% Notes due April 2011.

Operating Results

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Following is an analysis of our operating results, as well as an analysis of income and expense categories. See “—Overview” for a definition of average daily revenue, revenue earning days and utilization.

Transocean Drilling

	Three Months Ended
	March 31,
	2006	2005	Change	% Change
	(In millions, except day amounts and percentages)

Revenue earning days	6,511	6,218	293	5%
Utilization	82%	75%	N/A	7%
Average daily revenue	$119,600	$96,600	$23,000	24%

Contract drilling revenues	$778.9	$600.6	$178.3	30%
Other revenues	38.4	29.9	8.5	28%
	817.3	630.5	186.8	30%
Operating and maintenance expense	475.0	388.3	86.7	22%
Depreciation	101.6	100.7	0.9	1%
Gain from disposal of assets, net	(64.1)	(19.9)	(44.2)	N/M
Operating income before general and administrative expense	$304.8	$161.4	$143.4	89%
_________________
“N/A” means not applicable
“N/M” means not meaningful

Contract drilling revenues increased by $178.3 million primarily due to increased activity resulting in higher average daily revenue and utilization. Partially offsetting this increase were lower revenues in 2006 for the Transocean Marianas which was idle undergoing repairs for hurricane damage.

Other revenues for the three months ended March 31, 2006 increased $8.5 million primarily due to a $5.5 million increase in integrated services revenue and a $5.8 million increase in client reimbursable revenue. These increases were partially offset by a Norway strike refund of $2.6 million during the three months ended March 31, 2005 with no comparable activity in 2006.

Operating and maintenance expenses increased by $86.7 million primarily from increased activity, pay increases to employees and vendor price increases resulting in higher labor and rig maintenance costs. Operating and maintenance expenses also increased by $15.3 million for reactivation costs associated with the Transocean Prospect, Transocean Winner and C. Kirk Rhein, Jr. and an additional $7.7 million as a result of costs incurred in the first quarter of 2006 to repair damages sustained during hurricanes Katrina and Rita on the Transocean Marianas and the Deepwater Nautilus. Partially offsetting these increases were costs of $4.4 million related to the Jim Cunningham incident in 2005 with no comparable activity in 2006.

During the quarter ended March 31, 2006, we recognized net gains of $64.1 million related to the sale of the drillship Peregrine III, a platform drilling rig and the sales and disposal of other assets. During the quarter ended March 31, 2005, we recognized net gains of $19.9 million related to the sale of the semisubmersible rig Sedco 600 and the sale and disposal of other assets.

Unallocated Income and Expenses

	Three Months Ended
	March 31,
	2006	2005	Change	% Change
	(In millions, except % change)

General and Administrative Expense	$20.2	$18.1	$2.1	12%
Other (Income) Expense, net
Equity in (earnings) losses of unconsolidated affiliates	0.5	(3.1)	3.6	N/M
Interest income	(5.2)	(4.0)	(1.2)	30%
Interest expense, net of amounts capitalized	23.9	33.1	(9.2)	(28)%
Loss on retirement of debt	-	6.7	(6.7)	(100)%
Other, net	(0.7)	1.1	(1.8)	N/M
Income Tax Expense	60.4	17.5	42.9	N/M
Minority Interest	-	0.2	(0.2)	N/M
_________________________
“N/M” means not meaningful

The increase in general and administrative expense was primarily attributable to increased stock-based compensation expense of $1.7 million.

Equity in earnings from unconsolidated affiliates decreased approximately $3.6 million primarily related to our 50 percent share of earnings from Overseas Drilling Limited (“ODL”), owner of the drillship Joides Resolution, which was not operating for two months during the first quarter of 2006 and the disposition of our remaining interest in TODCO (a formerly wholly-owned subsidiary) during the first half of 2005.

The decrease in interest expense included $8.8 million that was primarily attributable to reductions associated with debt that was redeemed, retired or repurchased during or subsequent to the first quarter of 2005.

During the three months ended March 31, 2005, we recognized a $6.7 million loss related to the early redemption of $247.8 million aggregate principal amount of our debt.

We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. The estimated annual effective tax rates at March 31, 2006 and 2005 were 17.6 percent and 15.7 percent, respectively, based on estimated 2006 and 2005 annual income before income taxes and minority interest after adjusting for certain items such as a portion of net gains on sales of assets and losses on retirements of debt. The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits. For the three months ended March 31, 2006, the impact of the various discrete period tax items was a net expense of $24.9 million, related to the net gains on rig sales and changes in prior year estimates, resulting in a tax rate of 22.7 percent on earnings before income taxes and minority interest. For the three months ended March 31, 2005, the impact of the various discrete items was a net benefit of $2.2 million, related to changes in estimates related to deferred tax assets retained by us after the disposition of TODCO, resulting in a tax rate of 16.0 percent on earnings before income taxes and minority interest.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. This discussion should be read in conjunction with disclosures included in the notes to our condensed consolidated financial statements related to estimates, contingencies and new accounting pronouncements. Significant accounting policies are discussed in Note 2 to our condensed consolidated financial statements included elsewhere and in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, materials and supplies obsolescence, investments, property and equipment, intangible assets and goodwill, income taxes, workers’ insurance, pensions and other post-retirement and employment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a discussion of the critical accounting estimates that we use in the preparation of our consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to these estimates during the three months ended March 31, 2006. These estimates require significant judgments and estimates used in the preparation of our consolidated financial statements. Management has discussed each of these critical accounting estimates with the audit committee of the board of directors.

Stock-Based Compensation

On January 1, 2006, we adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. While the approach in SFAS 123(R) is similar to the approach described in SFAS 123, SFAS 123(R) requires recognition in the income statement of all share-based payments to employees, including grants of employee stock options based on their fair values and pro forma disclosure is no longer an alternative. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), Stock-Based Payment, relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective method (“Prospective Method”), which requires the application of SFAS 123(R) as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the three months ended March 31, 2006 reflect the application of SFAS 123(R). In accordance with the Prospective Method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the application of SFAS 123(R). Share-based compensation expense for the three months ended March 31, 2006 and 2005 was $2.8 million ($2.5 million, net of tax) and $3.1 million ($2.8 million, net of tax), respectively. The income tax benefit related to share-based compensation was $0.3 million for both the three months ended March 31, 2006 and 2005.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Additionally, SFAS 123(R) requires the estimated forfeiture rate be applied and the cumulative effect determined for all prior periods in which stock-based compensation costs have been recorded. Prior to our adoption of SFAS 123(R), we accounted for forfeitures as they occurred. Upon adopting SFAS 123(R), we estimated expected forfeitures over the life of each individual award and have included the impact of these expected forfeitures in our stock-based compensation expense for the three months ended March 31, 2006 in addition to all prior periods on a cumulative basis. The effect of this change is to reverse compensation cost recognized in prior period financial statements for awards that are not expected to vest based upon the expected forfeiture rate. The cumulative effect of applying the expected forfeiture rate has been included in operating and maintenance expense and general and administrative expense, the impact of which had no material effect on our consolidated financial position, results of operations or cash flows.

We adopted SFAS 123 effective January 1, 2003 and have accounted for stock-based compensation prospectively for all stock based awards granted or modified on or subsequent to that date. As such, adoption of SFAS 123(R) using the Prospective Method had no material impact on our consolidated financial position, results of operations or cash flows. In addition to the compensation cost recognition requirements, SFAS 123(R) also requires the tax deduction benefits for an award in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, which was required under SFAS 95. We reported operating cash flows related to tax deduction benefits of $0.8 million for the period ended March 31, 2005.

Under SFAS 123, we recognized compensation cost over the vesting period up to the date of actual retirement. We will continue this practice for awards granted prior to adoption of SFAS 123(R). As a result of the adoption of SFAS 123(R), we now recognize compensation cost for awards granted or modified after January 1, 2006 through the date the employee is no longer required to provide service to earn the award (“service period”). If we had amortized compensation cost over the service period prior to adoption of SFAS 123(R), stock-based compensation expense would not have been materially different for any of the periods presented.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which requires retrospective application to all prior period financial statements presented for voluntary changes in accounting principle unless it is impracticable.  This statement replaces APB 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in reporting entity and the correction of errors.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS 154 effective January 1, 2006. The adoption of this statement had no impact on our consolidated financial position, results of operations or cash flows.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term and short-term debt as well as invested cash balances. These matters have been previously discussed and reported in our Annual Report of Form 10-K for the year ended December 31, 2005. There have been no material changes to these previously reported matters during the three months ended March 31, 2006.

Foreign Exchange Risk

Our international operations expose us to foreign exchange risk. These matters have been previously discussed and reported in our Annual Report of Form 10-K for the year ended December 31, 2005. There have been no material changes to these previously reported matters during the three months ended March 31, 2006.

ITEM 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was (i) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes to our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Several of our subsidiaries have been named, along with other defendants, in several complaints that have been filed in the Circuit Courts of the State of Mississippi involving over 700 persons that allege personal injury arising out of asbestos exposure in the course of their employment by some of these defendants between 1965 and 1986. The complaints also name as defendants certain of TODCO's subsidiaries to whom we may owe indemnity. Further, the complaints name other unaffiliated defendant companies, including companies that allegedly manufactured drilling related products containing asbestos. The number of unaffiliated defendant companies involved in each complaint ranges from approximately 20 to 70. The complaints allege that the defendant drilling contractors used those asbestos-containing products in offshore drilling operations, land based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability, and claims authorized under the Jones Act. The plaintiffs generally seek awards of unspecified compensatory and punitive damages. The trial court has ordered that the plaintiffs provide additional information regarding their employment histories. We have not yet had an opportunity to conduct extensive discovery nor have we been able to determine the number of plaintiffs that were employed by our subsidiaries or otherwise have any connection with our drilling operations. We intend to defend ourselves vigorously and, based on the limited information available to us at this time, we do not expect the liability, if any, resulting from these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We have a dispute with TODCO concerning payment to us under our tax sharing agreement with TODCO for the tax benefit that TODCO derives from exercises of options to purchase our ordinary shares held by employees of TODCO. An arbitration proceeding that was initiated in January 2006 continues and is expected to be concluded during 2006. We are seeking payment of the amount of tax benefits derived from exercises of options to purchase our ordinary shares by employees of TODCO who were not on the payroll of TODCO at the time of exercise and a declaration that TODCO pay us for the benefit derived from such exercises in the future. TODCO is seeking to avoid such payment and is asking that the entire tax sharing agreement be voided. TODCO also filed suit in Houston in the district court of the State of Texas in January 2006 seeking to set aside the arbitration provision and to void the entire tax sharing agreement. We believe TODCO owes us approximately $18.0 million, exclusive of interest, based on options exercised through March 31, 2006, and we do not believe TODCO’s attempts to void the tax sharing agreement have merit. We do not expect the outcome of this matter to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We have certain other actions or claims pending that have been previously discussed and reported in our Annual Report on Form 10-K for the year ended December 31, 2005 and our other reports filed with the Securities and Exchange Commission. There have been no material developments in these previously reported matters. We are involved in a number of other lawsuits, all of which have arisen in the ordinary course of our business. We do not expect the liability, if any, resulting from these other lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows. We are also involved in various tax matters as described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook-Tax Matters." We cannot predict with certainty the outcome or effect of any of the matters specifically described above or of any such other pending or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Item 1A. Risk Factors

For a discussion of risk factors, see "Item 1A. Risk Factors" in our Annual Report of Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
January 2006	39,325	$71.23	N/A	$1,600.0
February 2006	705	77.87	N/A	1,600.0
March 2006	2,578,500	77.54	2,578,500	1,400.0
Total	2,618,530	$77.45	2,578,500	$1,400.0
_________________
(1)
Total number of shares purchased in the first three months of 2006 includes 40,030 shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan to pay withholding taxes due upon vesting of a restricted share award.

(2)
In October 2005, our board of directors authorized the repurchase of up to $2 billion of our ordinary shares. The shares may be repurchased from time to time in open market or private transactions. The repurchase program does not have an established expiration date and may be suspended or discontinued at any time. Under the program, repurchased shares are retired and returned to unissued status. From inception through March 31, 2006, we have repurchased a total of 8,593,251 of our ordinary shares at a total cost of $600 million.

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
† Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2006.

TRANSOCEAN INC.

By:    /s/ Gregory L. Cauthen
Gregory L. Cauthen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:    /s/ David A. Tonnel
David A. Tonnel
Vice President and Controller
(Principal Accounting Officer)