Form 10-Q
period 2006-06-30
TRANSOCEAN INC
filed 2006-08-03
CIK 1083269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 31, 2006, 315,069,668 ordinary shares, par value $0.01 per share, were outstanding.

TRANSOCEAN INC.

INDEX TO FORM 10-Q

QUARTER ENDED JUNE 30, 2006

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating Revenues
Contract drilling revenues	$828.1	$682.1	$1,607.0	$1,282.7
Other revenues	25.2	45.3	63.6	75.2
	853.3	727.4	1,670.6	1,357.9
Costs and Expenses
Operating and maintenance	549.3	437.0	1,024.3	825.3
Depreciation	102.0	101.2	203.6	201.9
General and administrative	24.6	18.0	44.8	36.1
	675.9	556.2	1,272.7	1,063.3
Gain from disposal of assets, net	110.6	13.6	174.7	33.5
Operating Income	288.0	184.8	572.6	328.1

Other Income (Expense), net
Equity in earnings of unconsolidated affiliates	3.4	3.4	2.9	6.5
Interest income	5.3	4.8	10.5	8.8
Interest expense, net of amounts capitalized	(20.4)	(29.8)	(44.3)	(62.9)
Gain from TODCO stock sales	-	165.0	-	165.0
Loss on retirement of debt	-	-	-	(6.7)
Other, net	(0.9)	(3.0)	(0.2)	(4.1)
	(12.6)	140.4	(31.1)	106.6

Income Before Income Taxes and Minority Interest	275.4	325.2	541.5	434.7
Income Tax Expense	25.9	23.6	86.3	41.1
Minority Interest	-	(0.2)	-	-

Net Income	$249.5	$301.8	$455.2	$393.6

Earnings Per Share
Basic	$0.77	$0.93	$1.40	$1.21
Diluted	$0.75	$0.90	$1.36	$1.18

Weighted Average Shares Outstanding
Basic	323.6	326.1	324.5	324.8
Diluted	335.8	338.0	337.0	336.9

See accompanying notes

Index

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net Income	$249.5	$301.8	$455.2	$393.6
Other Comprehensive Income (Loss), net of tax
Amortization of gain on terminated interest rate swaps	(0.1)	(0.1)	(0.1)	(0.2)
Change in unrealized loss on securities available for sale	−	−	−	0.3
Minimum pension liability adjustments (net of tax expense of $0.7 for the six months ended June 30, 2005)	−	−	−	1.4
Other Comprehensive Income (Loss)	(0.1)	(0.1)	(0.1)	1.5
Total Comprehensive Income	$249.4	$301.7	$455.1	$395.1

See accompanying notes

Index

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Cash and Cash Equivalents	$282.2	$445.4
Accounts Receivable, net of allowance for doubtful accounts of $19.1 and $15.3 at June 30, 2006 and December 31, 2005, respectively	703.6	599.7
Materials and Supplies, net of allowance for obsolescence of $16.1 and $19.1 at June 30, 2006 and December 31, 2005, respectively	164.2	156.2
Deferred Income Taxes, net	24.7	23.4
Other Current Assets	74.6	54.4
Total Current Assets	1,249.3	1,279.1

Property and Equipment	10,018.5	9,791.0
Less Accumulated Depreciation	3,199.6	3,042.8
Property and Equipment, net	6,818.9	6,748.2

Goodwill	2,208.9	2,208.9
Investments in and Advances to Unconsolidated Affiliates	11.0	8.1
Other Assets	266.9	212.9
Total Assets	$10,555.0	$10,457.2

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts Payable	$337.4	$254.0
Accrued Income Taxes	18.9	27.5
Debt Due Within One Year	95.4	400.0
Other Current Liabilities	259.7	242.1
Total Current Liabilities	711.4	923.6

Long-Term Debt	1,500.6	1,197.1
Deferred Income Taxes, net	112.1	65.0
Other Long-Term Liabilities	323.5	286.2
Total Long-Term Liabilities	1,936.2	1,548.3

Commitments and Contingencies

Minority Interest	3.8	3.6

Preference Shares, $0.10 par value; 50,000,000 shares authorized, none issued and outstanding	−	−
Ordinary Shares, $0.01 par value; 800,000,000 shares authorized, 319,904,208 and 324,750,166 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	3.2	3.2
Additional Paid-in Capital	10,032.1	10,565.3
Accumulated Other Comprehensive Loss	(20.5)	(20.4)
Retained Deficit	(2,111.2)	(2,566.4)
Total Shareholders’ Equity	7,903.6	7,981.7
Total Liabilities and Shareholders’ Equity	$10,555.0	$10,457.2

See accompanying notes

Index

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Cash Flows from Operating Activities
Net income	$249.5	$301.8	$455.2	$393.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	102.0	101.2	203.6	201.9
Stock-based compensation expense	5.2	3.1	8.0	6.2
Deferred income taxes	(8.6)	(2.4)	25.4	2.2
Equity in earnings of unconsolidated affiliates	(3.4)	(3.4)	(2.9)	(6.5)
Net gain from disposal of assets	(110.6)	(13.6)	(174.7)	(33.5)
Gain from TODCO stock sales	-	(165.0)	-	(165.0)
Loss on retirement of debt	-	-	-	6.7
Amortization of debt-related discounts/premiums, fair value adjustments and issue costs, net	(0.3)	(2.3)	(0.6)	(5.5)
Deferred income, net	10.8	2.1	20.0	12.1
Deferred expenses, net	(46.9)	10.3	(54.5)	9.1
Tax benefit from exercise of stock options to purchase and vesting of ordinary shares under stock-based compensation plans	(7.9)	5.7	(7.9)	4.9
Other, net	16.7	4.9	25.0	13.7
Changes in operating assets and liabilities
Accounts receivable	(32.7)	(79.6)	(103.9)	(119.6)
Accounts payable and other current liabilities	46.1	55.4	90.5	70.8
Income taxes receivable/payable, net	5.9	12.2	11.6	7.1
Other current assets	(49.9)	(24.2)	(51.0)	(20.1)
Net Cash Provided by Operating Activities	175.9	206.2	443.8	378.1

Cash Flows from Investing Activities
Capital expenditures	(98.0)	(78.4)	(275.6)	(109.6)
Proceeds from disposal of assets, net	121.3	25.0	203.0	58.0
Proceeds from TODCO stock sales, net	-	271.9	-	271.9
Joint ventures and other investments, net	-	1.4	-	4.5
Net Cash Provided by (Used in) Investing Activities	23.3	219.9	(72.6)	224.8

Cash Flows from Financing Activities
Repayments of debt	-	(7.9)	-	(287.8)
Net proceeds from issuance of ordinary shares under stock-based compensation plans	21.6	87.0	66.1	159.4
Proceeds from issuance of ordinary shares upon exercise of warrants	-	4.6	-	4.6
Repurchase of ordinary shares	(400.1)	-	(600.1)	-
Decrease in cash dedicated to debt service	-	12.0	-	12.0
Other, net	(0.4)	-	(0.4)	0.1
Net Cash Provided by (Used in) Financing Activities	(378.9)	95.7	(534.4)	(111.7)

Net Increase (Decrease) in Cash and Cash Equivalents	(179.7)	521.8	(163.2)	491.2
Cash and Cash Equivalents at Beginning of Period	461.9	420.7	445.4	451.3
Cash and Cash Equivalents at End of Period	$282.2	$942.5	$282.2	$942.5

See accompanying notes

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1―Nature of Business and Principles of Consolidation

Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells. We contract our drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. We also provide additional services, including integrated services. At June 30, 2006, we owned, had partial ownership interests in or operated 88 mobile offshore and barge drilling units. As of this date, our fleet consisted of 33 High-Specification semisubmersibles and drillships (“floaters”), 21 Other Floaters, 25 Jackup Rigs and nine Other Rigs.

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

Note 2―Summary of Significant Accounting Policies

Basis of Presentation—Our accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements. The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any future period. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Capitalized Interest—We capitalize interest costs for qualifying construction and upgrade projects. We capitalized interest costs on construction work in progress of $2.0 million and $2.3 million for the three and six months ended June 30, 2006, respectively. There was no capitalized interest for the three and six months ended June 30, 2005.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segments—We operate in one business segment which consists of floaters, jackups and other rigs used in support of offshore drilling activities and offshore support services. Our fleet operates in a single, global market for the provision of contract drilling services. The location of our rigs and the allocation of resources to build or upgrade rigs are determined by the activities and needs of our customers.

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

We adopted SFAS 123(R) using the modified prospective method (“Prospective Method”), which requires the application of SFAS 123(R) as of January 1, 2006. Our consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the application of SFAS 123(R). In accordance with the Prospective Method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the application of SFAS 123(R). Share-based compensation expense for the three and six months ended June 30, 2006 was $5.2 million ($4.8 million, net of tax) and $8.0 million ($7.3 million, net of tax), respectively, while the expense for the three and six months ended June 30, 2005 was $3.1 million ($2.5 million, net of tax) and $6.2 million ($5.3 million, net of tax), respectively.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Additionally, SFAS 123(R) requires the estimated forfeiture rate be applied and the cumulative effect determined for all prior periods in which stock-based compensation costs have been recorded. Prior to our adoption of SFAS 123(R), we accounted for forfeitures as they occurred. Upon adopting SFAS 123(R), we estimated expected forfeitures over the life of each individual award and have included the impact of these expected forfeitures in our stock-based compensation expense for the three and six months ended June 30, 2006 in addition to all prior periods on a cumulative basis. The effect of this change is to reverse compensation cost recognized in prior period financial statements for awards that are not expected to vest based upon the expected forfeiture rate. The cumulative effect of applying the expected forfeiture rate has been included in operating and maintenance expense and general and administrative expense, the impact of which had no material effect on our consolidated financial position, results of operations or cash flows.

We adopted SFAS 123 effective January 1, 2003 and have accounted for stock-based compensation prospectively for all stock-based awards granted or modified on or subsequent to that date. As such, adoption of SFAS 123(R) using the Prospective Method had no material impact on our consolidated financial position, results of operations or cash flows. In addition to the compensation cost recognition requirements, SFAS 123(R) also requires the tax deduction benefits for an award in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, which was required under SFAS 95. We reported operating cash flows related to tax deduction benefits of $5.7 million and $4.9 million for the three and six months ended June 30, 2005, respectively.

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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Prior to January 1, 2003, we accounted for share-based awards to employees under the provisions of SFAS 123 using the intrinsic value method prescribed by APB 25 and related interpretations. If compensation expense for grants to employees under our long-term incentive plan prior to January 1, 2003 had been recognized using the fair value method of accounting under SFAS 123, net income and earnings per share for the three and six months ended June 30, 2005 would have been reduced to the pro forma amounts indicated below (in millions, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net Income as Reported	$301.8	$393.6
Add back: Stock-based compensation expense included in reported net income, net of related tax effects	2.5	5.3

Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects
Long-Term Incentive Plan	(3.3)	(7.9)
Employee Stock Purchase Plan	(0.8)	(1.6)

Pro Forma Net Income	$300.2	$389.4

Basic Earnings Per Share
As Reported	$0.93	$1.21
Pro Forma	0.92	1.20

Diluted Earnings Per Share
As Reported	$0.90	$1.18
Pro Forma	0.89	1.17

The above pro forma amounts are not indicative of future pro forma results. The fair value of each option grant under our long-term incentive plan was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Dividend yield	-	-
Expected price volatility range	26%-51%	26%-51%
Risk-free interest rate range	2.86%-4.07%	2.86%-4.07%
Expected life of options (in years)	3.90	4.04
Weighted-average fair value of options granted	$27.14	$23.60

New Accounting Pronouncements—In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48).   This interpretation clarifies the accounting for income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes.  It prescribes a minimum recognition threshold for recognizing, and a measurement attribute for disclosing, tax positions taken or expected to be taken on a tax return.  This interpretation is effective for fiscal years beginning after December 15, 2006.  We will be required to adopt this interpretation in the first quarter of fiscal year 2007.  Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the consolidated financial statements.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reclassifications—Certain reclassifications have been made to prior period amounts to conform with the current period’s presentation.

Note 3―Drilling Fleet Expansion, Upgrades and Acquisition

Expansion and Upgrades—Capital expenditures, including capitalized interest, totaled $275.6 million during the six months ended June 30, 2006 and include $95.6 million spent on the construction of an enhanced Enterprise-class drillship, the Discoverer Clear Leader, and $58.9 million spent on the two Sedco 700-series rig upgrades.

In June 2006, we were awarded a contract for the construction of a second enhanced Enterprise-class drillship with an estimated total capital expenditure of approximately $615 million, excluding capitalized interest. Construction is expected to begin in 2007 and continue into 2009.

Acquisition—In May 2005, we purchased for $42.5 million the semisubmersible rig M.G. Hulme, Jr., which we had previously operated under a lease arrangement.

Note 4―Asset Dispositions

In June 2006, we completed the sale of the semisubmersible rig Transocean Explorer for net proceeds of $101.0 million and recognized a gain on the sale of $97.1 million ($0.29 per diluted share), which had no tax effect.

In May 2006, we sold the drilling barge Searex XII for net proceeds of $19.1 million and recognized a gain on the sale of $13.7 million ($0.04 per diluted share), which had no tax effect.

In March 2006, we completed the sale of a platform rig for net proceeds of $10.1 million and recognized a gain on the sale of $2.7 million ($0.01 per diluted share), which had no tax effect.

In February 2006, we completed the sale of the drillship Peregrine III for net proceeds of $78.7 million and recognized a gain on the sale of $61.8 million ($40.2 million, or $0.12 per diluted share, net of tax).

In January 2005, we completed the sale of the semisubmersible rig Sedco 600 for net proceeds of $24.9 million and recognized a gain on the sale of $18.8 million ($0.06 per diluted share), which had no tax effect.

In June 2005, we sold the jackup rig Transocean Jupiter and a land rig for net proceeds of $23.5 million and recognized a gain on the sale of $14.0 million ($9.1 million, or $0.03 per diluted share, net of tax). During the six months ended June 30, 2005, we sold and disposed of certain other assets for net proceeds of approximately $9.6 million. We recognized a gain on such sales of $0.7 million ($0.3 million, net of tax).

Note 5―TODCO Stock Sales

In May 2005, we sold 12.0 million shares of TODCO’s class A common stock, representing 20 percent of TODCO’s total outstanding shares, at $20.50 per share. In June 2005, we sold our remaining 1.3 million shares of TODCO’s class A common stock, representing two percent of TODCO’s total outstanding shares, at $23.57 per share. We received net proceeds of $271.9 million from the two sales and recognized a gain in the second quarter of 2005 of $165.0 million ($0.49 per diluted share), which had no tax effect. As a result of the sale in June 2005, we no longer own any shares of TODCO’s common stock.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6―Repurchase of Ordinary Shares

In March 2006, and in conjunction with our share repurchase program authorized by our board of directors in 2005, we repurchased and retired $200 million of our ordinary shares, which amounted to approximately 2.6 million ordinary shares at an average purchase price of $77.54 per share.

In June 2006, we repurchased and retired $400 million of our ordinary shares, which amounted to approximately 5.2 million ordinary shares at an average purchase price of $76.23 per share.

Total consideration paid to repurchase the shares was recorded in shareholders’ equity as a reduction in ordinary shares and additional paid-in capital. Such consideration was funded with existing cash balances.

In May 2006, our board of directors authorized an increase in the overall amount of ordinary shares which may be repurchased from $2.0 billion to $4.0 billion. At June 30, 2006, we had authority to repurchase $3.0 billion of our ordinary shares under the program. See Note 15—Subsequent Events.

Note 7―Income Taxes

We are a Cayman Islands company, and we are not subject to income tax in the Cayman Islands. We operate through our various subsidiaries in a number of countries throughout the world. Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. There is no expected relationship between the provision for or benefit from income taxes and income or loss before income taxes because the countries in which we operate have taxation regimes that vary not only with respect to nominal rate, but also in terms of the availability of deductions, credits and other benefits. Variations also arise when income earned and taxed in a particular country or countries fluctuates from year to year.

The estimated annual effective tax rate for the six months ended June 30, 2006 was based on estimated 2006 annual income before income taxes and minority interest, after adjusting for certain items such as gains on rig sales. The estimated annual effective tax rate for the six months ended June 30, 2005 was based on estimated 2005 annual income before income taxes and minority interest, after adjusting for certain items such as a gain related to the disposition of TODCO and loss on retirement of debt.

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

In April 2006, we received notice from the Norwegian tax authorities regarding their intent to propose adjustments to taxable income for the tax years 1999, 2001 and 2002. These proposed assessments would result in an increase in tax of approximately $260 million, plus interest and the authorities further indicated they intend to impose penalties, which could range from 15 to 60 percent of the assessments. The anticipated assessments relate to restructuring transactions undertaken in 2001 and 2002. The Norwegian tax authorities initiated inquiries in September 2004 related to the restructuring transactions and a separate dividend payment made during 2001. In February 2005, we filed a response to these inquiries. In March 2005, pursuant to court orders, the Norwegian tax authorities took action to obtain additional information regarding these transactions. We have continued to respond to information requests from the Norwegian authorities and filed a formal protest to the proposed assessment in June 2006. We also believe the Norwegian authorities are contemplating a tax assessment of approximately $103 million on the dividend, plus interest and a penalty, which could range from 15 to 60 percent of the assessment. Norwegian civil tax and criminal authorities continue to investigate the restructuring transactions and dividend. We plan to vigorously contest any assertions by the Norwegian authorities in connection with the restructuring transactions or dividend. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition, other tax authorities are examining our tax returns in various jurisdictions. While we cannot predict or provide assurance as to the final outcome, we do not expect the ultimate settlement of any liability resulting from these existing or future assessments to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 8―Debt

Debt, net of unamortized discounts, premiums and fair value adjustments, is comprised of the following (in millions):

	June 30,	December 31,
	2006	2005

6.625% Notes, due April 2011	$181.6	$183.0
7.375% Senior Notes, due April 2018	246.8	246.9
Zero Coupon Convertible Debentures, due May 2020 (put options exercisable May 2008 and May 2013)	17.8	17.5
1.5% Convertible Debentures, due May 2021 (put options exercisable May 2011 and May 2016) (a)	399.9	400.0
8% Debentures, due April 2027	56.8	56.8
7.45% Notes, due April 2027 (put options exercisable April 2007) (b)	95.4	95.3
7.5% Notes, due April 2031	597.7	597.6
Total Debt	1,596.0	1,597.1
Less Debt Due Within One Year (a) (b)	95.4	400.0
Total Long-Term Debt	$1,500.6	$1,197.1
_________________
(a)	The 1.5% Convertible Debentures were classified as debt due within one year at December 31, 2005 since the holders had the option to require us to repurchase the debentures in May 2006.
(b)	The 7.45% Notes are classified as debt due within one year at June 30, 2006 since the holders can exercise their right to require us to repurchase the notes in April 2007.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The scheduled maturity of our debt assumes the bondholders exercise their options to require us to repurchase the 7.45% Notes, Zero Coupon Convertible Debentures and 1.5% Convertible Debentures in April 2007, May 2008 and May 2011, respectively. All amounts are at face value except for the Zero Coupon Convertible Debentures, which are included at the price we would be required to pay should the bondholders exercise their right to require us to repurchase the debentures in May 2008. The scheduled maturities are as follows (in millions):

Twelve Months Ending June 30,

2007	$100.0
2008	19.0
2009	-
2010	-
2011	565.5
Thereafter	903.8
Total	$1,588.3

Revolving Credit Agreement—In May 2006, we increased the credit limit on our existing revolving credit agreement dated July 8, 2005 from $500.0 million to $1.0 billion and extended the maturity date by one year from July 2010 to July 2011.

Debt Redemptions and Repayments—Holders of our 1.5% Convertible Debentures, due May 15, 2021 had the option to require us to repurchase their debentures in May 2006, however no holders exercised such right. In May 2006, holders of $101,000 aggregate principal amount converted their debentures into ordinary shares at a conversion rate of 13.8627 ordinary shares per $1,000 debenture, resulting in the issuance of 1,399 ordinary shares.

In May 2005, we repaid the remaining principal amount outstanding for the 7.31% Nautilus Class A1 amortizing note, plus accrued and unpaid interest, in accordance with its scheduled maturity. We funded the repayment with existing cash balances.

In March 2005, we redeemed our $247.8 million aggregate principal amount outstanding 6.95% Senior Notes, due April 2008 at the make-whole premium price provided in the indenture. We redeemed these notes at 108.259 percent of face value, or $268.2 million, plus accrued and unpaid interest. In the first quarter of 2005, we recognized a loss on the redemption of debt of $6.7 million ($0.02 per diluted share), which had no tax effect and reflected adjustments for fair value of the debt at the date of the merger transaction with R&B Falcon Corporation (the “R&B Falcon merger”) and the unamortized fair value adjustment on a previously terminated interest rate swap. We funded the redemption with existing cash balances.

Note 9—Interest Rate Swaps

In January 2003, we terminated all our outstanding interest rate swaps, which were designated as fair value hedges, and recognized $173.5 million as a fair value adjustment to the underlying long-term debt in our consolidated balance sheet. We amortize this amount as a reduction to interest expense over the remaining life of the underlying debt. During the three and six months ended June 30, 2006, such reduction amounted to $0.8 million and $1.5 million, respectively. During the three and six months ended June 30, 2005, such reduction amounted to $3.1 million ($0.01 per diluted share) and $7.0 million ($0.02 per diluted share), respectively. As a result of the redemption of our 6.95% Senior Notes in March 2005, we recognized $13.2 million ($0.08 per diluted share) of the unamortized fair value adjustment, which had no tax effect, as a reduction to our loss on redemption of debt (see Note 8—Debt). At June 30, 2006 and December 31, 2005, the remaining balance to be amortized was $16.4 million and $17.9 million, respectively, and related to the 6.625% Notes, due April 2011.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2006, we had no outstanding interest rate swaps.

Note 10―Earnings Per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Numerator for Basic Earnings per Share
Net Income for basic earnings per share	$249.5	$301.8	$455.2	$393.6

Numerator for Diluted Earnings per Share
Net Income	$249.5	$301.8	$455.2	$393.6
Add back interest expense on the 1.5% convertible debentures	1.5	1.6	3.1	3.2
Net Income for diluted earnings per share	$251.0	$303.4	$458.3	$396.8

Denominator for Diluted Earnings per Share
Weighted-average shares outstanding for basic earnings per share	323.6	326.1	324.5	324.8
Effect of dilutive securities:
Employee stock options and unvested stock grants	3.9	3.6	4.2	3.8
Warrants to purchase ordinary shares	2.8	2.8	2.8	2.8
1.5% convertible debentures	5.5	5.5	5.5	5.5
Adjusted weighted-average shares and assumed conversions for diluted earnings per share	335.8	338.0	337.0	336.9

Basic Earnings Per Share
Net Income	$0.77	$0.93	$1.40	$1.21

Diluted Earnings Per Share
Net Income	$0.75	$0.90	$1.36	$1.18

Ordinary shares subject to issuance pursuant to the conversion features of the Zero Coupon Convertible Debentures are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share because the effect of including those shares is anti-dilutive for all periods presented.

Note 11―Contingencies

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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In 1990 and 1991, two of our subsidiaries were served with various assessments collectively valued at approximately $10 million from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services. We believe that neither subsidiary is liable for the taxes and have contested the assessments in the Brazilian administrative and court systems. We have received several adverse rulings by various courts with respect to a June 1991 assessment, which is valued at approximately $9 million. We are continuing to challenge the assessment and filed a writ of mandamus to stay execution of a related tax foreclosure proceeding. We expect that the government will attempt to enforce the judgment on this assessment and that the amount claimed may exceed the amounts we believe are at issue. We received a favorable ruling in connection with a disputed August 1990 assessment, and the government has lost what is expected to be its final appeal with respect to that ruling. We also are awaiting a ruling from the Taxpayer's Council in connection with an October 1990 assessment. If our defenses are ultimately unsuccessful, we believe that the Brazilian government-controlled oil company, Petrobras, has a contractual obligation to reimburse us for municipal tax payments. We do not expect the liability, if any, resulting from these assessments to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In October 2001, TODCO was notified by the U.S. Environmental Protection Agency (“EPA”) that the EPA had identified a subsidiary as a potentially responsible party in connection with the Palmer Barge Line superfund site located in Port Arthur, Texas.  Based upon the information provided by the EPA and a review of TODCO’s internal records to date, TODCO disputes its designation as a potentially responsible party.  Based on further review of the master separation agreement with TODCO, we believe that TODCO is responsible for any losses TODCO incurs in connection with this action and we are not required to indemnify TODCO for any such losses.

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

We have a dispute with TODCO concerning payment to us under our tax sharing agreement with TODCO for the tax benefit that TODCO derives from exercises of options to purchase our ordinary shares held by employees of TODCO. An arbitration proceeding that was initiated in January 2006 continues and is expected to be concluded during 2006. We are seeking payment of the amount of tax benefits derived from exercises of options to purchase our ordinary shares by employees of TODCO who were not on the payroll of TODCO at the time of exercise and a declaration that TODCO pay us for the benefit derived from such exercises in the future. TODCO is seeking to avoid such payment and is asking that the entire tax sharing agreement be voided. TODCO filed suit in January 2006 in state district court in Houston seeking to set aside the arbitration provision and to void the entire tax sharing agreement. The state district court denied TODCO’s claim that the arbitration clause is unenforceable, compelled arbitration of the remaining claims asserted in the lawsuit, and stayed the lawsuit until the arbitration proceeding is concluded. We believe TODCO owes us approximately $22.2 million, exclusive of interest, based on options exercised through June 30, 2006, and we do not believe TODCO’s attempts to void the tax sharing agreement have merit. We do not expect the outcome of this matter to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We are involved in a number of other lawsuits, all of which have arisen in the ordinary course of our business. We do not expect the liability, if any, resulting from these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows. We are also involved in various tax matters (see Note 7—Income Taxes).

Self Insurance—We are self-insured for the deductible portion of our insurance coverage as well as losses due to hurricanes in the U.S. Gulf of Mexico in excess of $250 million annually, except in the case of a total loss where the annual limit is approximately $300 million. In the opinion of management, adequate accruals have been made based on known and estimated exposures up to the deductible portion of our insurance coverages. Management believes that claims and liabilities in excess of the amounts accrued are adequately insured.

Letters of Credit and Surety Bonds—We had letters of credit outstanding totaling $378.3 million and $313.8 million at June 30, 2006 and December 31, 2005, respectively. These letters of credit guarantee various contract bidding and performance activities under various uncommitted lines provided by several banks.

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations. Surety bonds outstanding totaled $6.4 million and $8.0 million at June 30, 2006 and December 31, 2005, respectively.

Note 12―Stock-Based Compensation

We have a long-term incentive plan for executives, key employees and outside directors (the “Incentive Plan”). Under the Incentive Plan, awards can be granted in the form of stock options, restricted shares, deferred units, stock appreciation rights (“SARs”) and cash performance awards. Such awards include traditional time-vesting awards (“time-based vesting awards”) and awards that are earned based on the achievement of certain performance criteria (“performance-based awards”). Our executive compensation committee of our board of directors determines the terms and conditions of the awards under the Incentive Plan. Options issued to date under the Incentive Plan have a 10-year term. Time-based vesting awards typically vest in three equal annual installments beginning on the first anniversary date of the grant. Performance-based awards issued to date under the Incentive Plan have a two-year performance period with the number of options, shares or deferred units earned being determined following the completion of the performance period (the “determination date”) at which time one-third of the options, shares or deferred units vest. Additional vesting occurs on January 1 of the two subsequent years following the determination date. As of June 30, 2006, we were authorized under the Incentive Plan to grant up to (i) 22.9 million ordinary shares to employees; (ii) 0.6 million ordinary shares to outside directors and (iii) 6.0 million restricted shares to employees.

Prior to adoption of SFAS 123(R), we used the Black-Scholes-Merton model to value stock options granted or modified under SFAS 123 and have elected to continue using this model to value stock options granted or modified under SFAS 123(R). We determine the fair value of options granted or modified based on the expected term, risk-free interest rate, dividend yield and expected volatility. The expected term is based on historical information of past employee behavior regarding exercises and forfeiture of options. The risk-free interest rate assumption is based upon the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life. The dividend yield assumption is based on our history and expectation of dividend payouts.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under SFAS 123, we based expected volatility solely on historical data. Upon the adoption of SFAS 123(R), we began using a blended volatility for the volatility assumption. We changed the calculation of our volatility to better reflect our expectation of how our stock will react to the future cyclicality of our industry. The blended volatility is calculated using two components. The first component is derived from volatility computed from historical data for a period of time approximately equal to the expected term of the stock option, starting from the date of grant. The second component is the implied volatility derived from our ‘at-the-money’ long dated call options with a term of six months or longer. The two components are equally weighted creating a blended volatility. This change in estimate did not have a material effect on our consolidated financial statements.

The fair value for restricted ordinary shares and deferred units is based on the market price of our ordinary shares on the date of grant.

As of June 30, 2006, total unrecognized compensation costs related to all unvested share-based awards totaled $18.5 million, which is expected to be recognized over a weighted average period of 2.0 years.

Time-Based Vesting Awards

Stock Options—The following table summarizes vested and unvested time-based vesting stock option (“time-based options”) activity under the Incentive Plan during the period ended June 30, 2006:

	Number of Shares Under Option	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	6,312,707	$29.43

Exercised	(1,248,079)	29.85
Forfeited or expired	(480)	55.98
Outstanding at March 31, 2006	5,064,148	29.32	4.23	$259.7

Granted	2,270	81.45
Exercised	(683,863)	34.97
Forfeited or expired	(12)	29.61
Outstanding at June 30, 2006	4,382,543	$28.46	4.06	$224.9

Vested or expected to vest as of June 30, 2006	4,375,346	$28.46	4.06	$224.6
Exercisable at June 30, 2006	4,288,425	$28.55	4.04	$219.7

Time-based options expected to vest in the table above include options that have not time vested, where the amount is net of a discount for our estimated termination related forfeitures. No time-based options were granted during the three and six months ended June 30, 2005. The total pretax intrinsic value of time-based options exercised during the three and six months ended June 30, 2006 was $34.8 million and $94.4 million, respectively. The total pretax intrinsic value of time-based options exercised during the three and six months ended June 30, 2005 was $66.0 million and $132.1 million, respectively.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes unvested time-based option activity under the Incentive Plan during the period ended June 30, 2006:

	Number of Shares Under Option	Weighted-Average Grant-Date Fair Value per Share
Unvested at January 1, 2006	184,998	$8.16

Vested	(79,143)	8.55
Unvested at March 31, 2006	105,855	7.87

Granted	2,270	32.01
Vested	(14,000)	7.32
Forfeited or expired	(7)	14.12
Unvested at June 30, 2006	94,118	$9.62

The total fair value of time-based options vested during the three and six months ended June 30, 2006 was $0.1 million and $0.8 million, respectively. During the three and six months ended June 30, 2005, 14,000 and 106,919 time-based options vested, respectively. The total fair value of time-based options vested during the three and six months ended June 30, 2005 was $0.1 million and $0.9 million, respectively.

Restricted Ordinary Shares—The following table summarizes unvested share activity for time-based vesting restricted ordinary shares (“time-based shares”) granted under the Incentive Plan during the period ended June 30, 2006:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested at January 1, 2006	46,940	$42.36

Granted	8,400	69.39
Vested and distributed	(6,719)	43.51
Unvested at March 31, 2006	48,621	47.13

Granted	1,575	82.36
Forfeited	(433)	28.12
Unvested at June 30, 2006	49,763	$48.42

There were 20,150 time-based shares granted during the six months ended June 30, 2005, with a weighted-average grant-date fair value of $43.51 per share. There were no time-based shares granted during the three months ended June 30, 2005. The total fair value of time-based shares that vested during the six months ended June 30, 2006 was $0.3 million. No time-based shares vested during the three months ended June 30, 2006. No time-based shares vested during the three and six months ended June 30, 2005.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Deferred Units—A deferred unit is a unit that is equal to one ordinary share but has no voting rights until the underlying ordinary shares are issued. The following table summarizes unvested activity for time-based vesting deferred units (“time-based units”) granted under the Incentive Plan during the period ended June 30, 2006:

	Number of Units	Weighted-Average Grant-Date Fair Value per Share
Unvested at January 1 and March 31, 2006	30,776	$37.48

Granted	13,527	88.83
Vested and distributed	(12,288)	35.57
Unvested at June 30, 2006	32,015	$59.90

There were 18,600 time-based units granted during the three and six months ended June 30, 2005, with a weighted-average grant-date fair value of $45.02 per share. The total fair value of the time-based units vested during the three and six months ended June 30, 2006 was $0.4 million. During the three and six months ended June 30, 2005, 6,080 time-based deferred units vested. The total fair value of the time-based units vested during the three and six months ended June 30, 2005 was $0.2 million.

SARs—The following table summarizes time-based vesting SARs activity under the Incentive Plan during the period ended June 30, 2006:

	Number of SARs	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	50,976	$35.43

Exercised	(12,690)	33.18
Outstanding at March 31, 2006	38,286	36.18	2.79	$1.7

Exercised	(3,700)	38.46
Outstanding at June 30, 2006	34,586	$35.94	2.50	$1.5

Exercisable at June 30, 2006	34,586	$35.94	2.50	$1.5

The total pretax intrinsic value of SARs exercised during the three and six months ended June 30, 2006 was $0.2 million and $0.8 million, respectively. The total pretax intrinsic value of SARs exercised during the three and six months ended June 30, 2005 was $0.2 million and $0.7 million, respectively. No SARs were granted during the three and six months ended June 30, 2006 and 2005. During the three and six months ended June 30, 2005, 417 SARs vested. The total fair value of SARs vested during the three and six months ended June 30, 2005 was less than $0.1 million. As of June 30, 2006, all SARs granted under the Incentive Plan are fully vested.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Performance-Based Awards

Stock Options—We granted performance-based stock options (“performance-based options”) that are earnable based on the achievement of certain performance targets. The number of options earned is quantified upon completion of the performance period at the determination date. The following table summarizes vested and unvested performance-based option activity under the Incentive Plan during the period ended June 30, 2006:

	Number of Shares Under Option	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in-millions)
Outstanding at January 1, 2006	1,253,125	$33.19

Exercised	(84,704)	21.20
Outstanding at March 31, 2006	1,168,421	34.06	8.28	$54.4

Exercised	(81,950)	24.41
Forfeited or cancelled	(151,314)	28.12
Outstanding at June 30, 2006	935,157	$35.86	8.08	$41.1

Vested or expected to vest at June 30, 2006	765,744	$32.50	7.92	$36.2
Exercisable at June 30, 2006	197,437	$24.19	7.46	$11.0

The number of performance-based options expected to vest in the table above includes both (i) options that have reached their determination date but have not time vested, in which case the amount is net of a discount for our estimated termination related forfeitures, and (ii) option grants that have not reached their determination date, in which case the amount is net of a discount for expected forfeitures based upon our current estimate of the number of options expected to be earned using the performance criteria at the determination date. No performance-based options were granted during the three and six months ended June 30, 2006 and 2005. The total pretax intrinsic value of performance-based options exercised during the three and six months ended June 30, 2006 was $5.1 million and $9.5 million, respectively. During the three and six months ended June 30, 2005, 85,195 performance-based options were exercised. The total pretax intrinsic value of performance-based options exercised during the three and six months ended June 30, 2005 was $2.6 million.

The following table summarizes unvested performance-based option activity under the Incentive Plan during the period ended June 30, 2006:

	Number of Shares Under Option	Weighted-Average Grant-Date Fair Value per Share
Unvested at January 1, 2006	1,178,535	$13.12

Vested	(166,016)	8.55
Unvested at March 31, 2006	1,012,519	13.87

Vested	(123,485)	11.26
Forfeited or cancelled	(151,314)	11.26
Unvested at June 30, 2006	737,720	$14.84

Unvested options include options that have not reached their determination date and thus the number of such options could be reduced due to the performance criteria applied at the determination date. Options forfeited or cancelled include the adjustment of options at the determination date due to the application of the performance criteria. The total fair value of performance-based options vested during the three and six months ended June 30, 2006 was $1.4 million and $2.8 million, respectively. During the three and six months ended June 30, 2005, 166,013 performance-based options vested. The total fair value of performance-based options vested during the three and six months ended June 30, 2005 was $1.4 million.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Ordinary Shares—We grant performance-based restricted ordinary shares (“performance-based shares”) that are earnable based on the achievement of certain performance targets. The number of shares earned is quantified upon completion of the performance period at the determination date. The following table summarizes unvested share activity for performance-based shares granted under the Incentive Plan during the period ended June 30, 2006:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested at January 1, 2006	1,242,829	$35.56

2004 Performance-based shares converted to deferred units	(133,932)	28.12
2005 Performance-based shares converted to deferred units	(103,152)	56.34
Vested and distributed	(130,030)	21.20
Forfeited	(2,364)	21.20
Unvested at March 31, 2006	873,351	36.42

Vested and distributed	(118,139)	28.12
Forfeited or cancelled	(149,851)	28.74
Unvested at June 30, 2006	605,361	$39.79

Unvested shares include shares that have not reached their determination date and thus the number of such shares could be reduced due to the performance criteria applied at the determination date. Shares forfeited or cancelled include the adjustment of shares at the determination date due to the application of the performance criteria. No performance-based shares were granted during the three and six months ended June 30, 2006 and 2005. The total fair value of performance-based shares that vested during the three and six months ended June 30, 2006 was $3.3 million and $6.1 million, respectively. During the three and six months ended June 30, 2005, 195,670 performance-based shares vested. The total fair value of performance-based shares vested during the three and six months ended June 30, 2005 was $4.1 million.

Deferred Units—We grant performance-based deferred units (“performance-based units”) that are earnable based on the achievement of certain performance targets. The number of units earned is quantified upon completion of the performance period at the determination date. The following table summarizes unvested unit activity for performance-based units granted under the Incentive Plan during the period ended June 30, 2006:

	Number of Units	Weighted-Average Grant-Date Fair Value per Share
Unvested at January 1, 2006	91,338	$29.15

2004 Performance-based shares converted to deferred units	133,932	28.12
2005 Performance-based shares converted to deferred units	103,152	56.34
Vested and distributed	(13,790)	21.20
Forfeited	(593)	21.20
Unvested at March 31, 2006	314,039	38.01

Vested and distributed	(45,152)	28.12
Forfeited or cancelled	(64,282)	28.90
Unvested at June 30, 2006	204,605	$42.46

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unvested units include units that have not reached their determination date and thus the number of such units could be reduced due to the performance criteria applied at the determination date. Units forfeited or cancelled include the adjustment of units at the determination date due to the application of the performance criteria. No performance-based units were granted during the three and six months ended June 30, 2006 and 2005. The total fair value of performance-based units that vested during the three and six months ended June 30, 2006 was $1.3 million and $1.6 million, respectively. During the three and six months ended June 30, 2005, 15,054 performance-based units vested. The total fair value of performance-based units vested during the three and six months ended June 30, 2005 was $0.3 million.

Note 13―Stock Warrants

At June 30, 2006, there were 203,900 warrants outstanding to purchase 3,568,250 ordinary shares at an exercise price of $19.00 per share. The warrants expire on May 1, 2009. On March 1, 2006, we issued 333,039 ordinary shares related to a cashless exercise of 25,100 warrants.

Note 14―Retirement Plans and Other Postemployment Benefits

Defined Benefit Pension Plans—We have several defined benefit pension plans, both funded and unfunded, covering substantially all of our U.S. employees. We also have various defined benefit plans related to Norway, Nigeria, Egypt and Indonesia that cover our employees and certain frozen plans acquired in connection with the R&B Falcon merger that cover certain current and former employees. Net periodic benefit cost for these defined benefit pension plans included the following components (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Components of Net Periodic Benefit Cost (a)
Service cost	$5.2	$4.5	$10.2	$9.1
Interest cost	4.8	4.5	9.6	8.9
Expected return on plan assets	(5.1)	(5.2)	(10.1)	(10.3)
Amortization of transition obligation	0.2	-	0.3	0.1
Amortization of prior service cost	0.6	0.6	0.4	0.4
Recognized net actuarial losses	1.4	0.5	2.8	1.9
SFAS 88 settlements/curtailments	-	-	-	2.1
Benefit cost	$7.1	$4.9	$13.2	$12.2
______________
(a)	Amounts are before income tax effect.

We expect to contribute approximately $9.7 million to our defined benefit pension plans in 2006, which will be funded from cash flow from operations. During the six months ended June 30, 2006, we contributed $2.1 million to the defined benefit pension plans.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Postretirement Benefits Other Than Pensions (“OPEB”)—We have several unfunded contributory and noncontributory OPEB plans covering substantially all of our U.S. employees. Net periodic benefit cost for these other postretirement plans included the following components (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Components of Net Periodic Benefit Cost (a)
Service cost	$0.2	$0.3	$0.5	$0.6
Interest cost	0.6	0.6	1.1	1.1
Amortization of prior service cost	(0.5)	(0.6)	(1.1)	(1.1)
Recognized net actuarial losses	0.3	0.4	0.7	0.8
Benefit cost	$0.6	$0.7	$1.2	$1.4
______________
(a)	Amounts are before income tax effect.

We expect to contribute approximately $2.0 million to the other postretirement benefit plans in 2006, which will be funded from cash flow from operations. During the six months ended June 30, 2006, we contributed $1.2 million to the other postretirement benefit plans.

Note 15―Subsequent Events

Repurchase of Ordinary Shares—In July 2006, we repurchased and retired $400 million of our ordinary shares, which amounted to approximately 5.2 million ordinary shares at an average purchase price of $77.00 per share. Total consideration was funded with existing cash balances and borrowings under our revolving credit facility.

Asset Dispositions— In July 2006, we entered into an agreement to sell the Other Floater Transocean Wildcat for net proceeds of approximately $185 million. We expect to recognize a pre-tax gain on the sale of approximately $175 million in the third quarter of 2006.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that we or management “anticipates,” “believes,” “budgets,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “predicts” or “projects” a particular result or course of events, or that such result or course of events “could,” “might,” “may,” “scheduled” or “should” occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this quarterly report include, but are not limited to, statements involving contract commencements, contract option exercises, revenues, expenses, results of operations, commodity prices, customer drilling programs, supply and demand, utilization rates, dayrates, contract backlog, planned shipyard projects and rig mobilizations and their effects, newbuild projects and opportunities, the upgrade projects for the Sedco 700-series semisubmersible rigs, other major upgrades, rig reactivations, expected downtime (including downtime with respect to the Deepwater Nautilus and Transocean Marianas), capital expenditures and insurance proceeds, future activity in the deepwater, mid-water and the shallow and inland water market sectors, market outlook for our various geographical operating sectors, capacity constraints for fifth-generation rigs, rig classes and business segments, effects of new rigs on the market, income related to the TODCO tax sharing agreement, the TODCO tax sharing agreement dispute, uses of excess cash, including ordinary share repurchases, the timing and funding of share repurchases, debt reduction, planned asset sales, including the disposition of the Transocean Wildcat, timing of asset sales, proceeds from asset sales, our effective tax rate, changes in tax laws, treaties and regulations, Norwegian tax assessments, our other expectations with regard to market outlook, operations in international markets, expected capital expenditures, results and effects of legal proceedings and governmental audits and assessments, adequacy of insurance, liabilities for tax issues, liquidity, cash flow from operations, adequacy of cash flow for our obligations, effects of accounting changes, adoption of accounting policies, pension plan and other postretirement benefit plan contributions and benefit payments and the timing and cost of completion of capital projects. Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to, those described in “Item 1A. Risk Factors” included herein and in our Annual Report on Form 10-K for the year ended December 31, 2005, the adequacy of sources of liquidity, the effect and results of litigation, audits, contingencies and the Discoverer 534 operational incident and other factors discussed in this quarterly report and in our other filings with the Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

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

Overview

Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells. As of August 1, 2006, we owned, had partial ownership interests in or operated 87 mobile offshore and barge drilling units. As of this date, our fleet included 33 High-Specification semisubmersibles and drillships (“floaters”), 20 Other Floaters, 25 Jackup Rigs and nine Other Rigs.

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

Index

Key measures of our total company results of operations and financial condition are as follows:

	Three Months Ended June 30,		Three Months	Six Months Ended June 30,		Six Months
	2006	2005	Change	2006	2005	Change
	(In millions, except average daily revenue and percentages)
Average daily revenue (a)(c)	$129,000	$103,100	$25,900	$124,300	$99,900	$24,400
Utilization (b)(c)	81%	79%	N/A	81%	77%	N/A
Statement of Operations
Operating revenues	$853.3	$727.4	$125.9	$1,670.6	$1,357.9	$312.7
Operating and maintenance expense	549.3	437.0	112.3	1,024.3	825.3	199.0
Operating income	288.0	184.8	103.2	572.6	328.1	244.5
Net income	249.5	301.8	(52.3)	455.2	393.6	61.6

	June 30,	December 31,
	2006	2005	Change
	(In millions)
Balance Sheet Data (at end of period)
Cash and Cash Equivalents	$282.2	$445.4	$(163.2)
Total Assets	10,555.0	10,457.2	97.8
Total Debt	1,596.0	1,597.1	(1.1)
_____________________
“N/A” means not applicable.

(a)	Average daily revenue is defined as contract drilling revenue earned per revenue earning day. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.
(b)	Utilization is the total actual number of revenue earning days as a percentage of the total number of calendar days in the period.
(c)
Excludes a drillship engaged in scientific geological coring activities, the Joides Resolution, that is owned by a joint venture in which we have a 50 percent interest and is accounted for under the equity method of accounting.

Strong demand for all of our asset classes continues, resulting in high utilization and historically high dayrates. We are seeing leading dayrates at or near record levels for most rig classes and customer interest for multi-year contracts. Interest in high-specification floaters remains particularly strong.

A shortage of qualified personnel in our industry is driving up compensation costs and suppliers are increasing prices as their backlogs grow. These labor and vendor cost increases, while meaningful, are not expected to be significant in comparison with our expected increase in revenue for 2006 and beyond.

Our revenues for the six months ended June 30, 2006 increased from the prior year period as a result of increased activity and higher dayrates. Our operating and maintenance expenses for the same period increased primarily as a result of higher labor and rig maintenance costs in connection with such increased activity (see “—Operating Results”). In addition, our financial results for the six months ended June 30, 2006 included the recognition of gains from the sale of four rigs (see “—Liquidity and Capital Resources-Capital Expenditures and Dispositions”). Our financial results for the six months ended June 30, 2005 included the gain from the disposition of our then remaining investment in TODCO as well as gains from the sale of three rigs, partially offset by a non-cash charge pertaining to a loss on retirement of debt (see “—Operating Results”). Cash decreased during the six months ended June 30, 2006 primarily as a result of repurchases of our ordinary shares.

Index

We operate in one business segment which consists of floaters, jackups and other rigs used in support of offshore drilling activities and offshore support services on a worldwide basis. Our fleet operates in a single, global market for the provision of contract drilling services. The location of our rigs and the allocation of resources to build or upgrade rigs are determined by the activities and needs of our customers.

We categorize our fleet as follows: (i) “High-Specification Floaters”, consisting of our “Fifth-Generation Deepwater Floaters,” “Other Deepwater Floaters” and “Other High-Specification Floaters,” (ii) “Other Floaters,” (iii) “Jackups” and (iv) “Other Rigs.” Within our High-Specification Floaters category, we consider our Fifth-Generation Deepwater Floaters to be the semisubmersibles Deepwater Horizon, Cajun Express, Deepwater Nautilus, Sedco Energy and Sedco Express and the drillships Deepwater Discovery, Deepwater Expedition, Deepwater Frontier, Deepwater Millennium, Deepwater Pathfinder, Discoverer Deep Seas, Discoverer Enterprise and Discoverer Spirit. These rigs were built in the construction cycle that occurred from approximately 1996 to 2001 and have high-pressure mud pumps and a water depth capability of 7,500 feet or greater. The Other Deepwater Floaters are generally those other semisubmersible rigs and drillships that have a water depth capacity of at least 4,500 feet. The Other High-Specification Floaters, built as fourth-generation rigs in the mid to late 1980’s, are capable of drilling in harsh environments and have greater displacement than previously constructed rigs resulting in larger variable load capacity, more useable deck space and better motion characteristics. The Other Floaters category is generally comprised of those non-high-specification floaters with a water depth capacity of less than 4,500 feet. The Jackups category consists of our jackup fleet, and the Other Rigs category consists of other rigs that are of a different type or use. These categories reflect how we view and how we believe our investors and the industry generally view our fleet.

Significant Events

Recent Developments−Discoverer 534 Operational Incident—On August 2, 2006, an operational incident occurred on our deepwater drillship Discoverer 534 during a tropical storm in the South China Sea, which resulted in the loss of approximately 3,900 feet of marine riser and the blowout preventer (BOP). The rig had successfully completed a well and was in the process of retrieving its marine riser and BOP when operations were suspended due to deteriorating weather conditions. No personnel were injured in the incident. We have begun an investigation into the incident to determine its cause and its effect on future operations. While we believe the incident will have an impact on future operating results, we cannot predict with accuracy the amount or the timing of such impact.

Hurricane Damage—In the third quarter of 2005, two of our semisubmersible rigs, the Deepwater Nautilus and the Transocean Marianas, sustained damage during hurricanes Katrina and Rita. During hurricane Katrina, the Deepwater Nautilus sustained damage to its mooring system and lost approximately 3,200 feet of marine riser and a portion of its subsea well control system. The rig was undergoing repairs during hurricane Rita and was set adrift following the failure of a tow line utilized by a towing vessel. Also during hurricane Rita, the Transocean Marianas sustained damage to its mooring system, was forced off its drilling location and was grounded in shallow water. The Deepwater Nautilus was out of service for 24 days in 2005 and 29 days in the first six months of 2006. It is expected to be out of service approximately 30 days in the remainder of 2006. The Transocean Marianas was out of service for 95 days in 2005 and 72 days in the first six months of 2006. It is expected to be out of service approximately 30 days in the remainder of 2006. Operating income for the first six months of 2006 was negatively impacted by approximately $32 million due to lost revenue and higher operating and maintenance costs on the Deepwater Nautilus and the Transocean Marianas. Depending on the timing of the repairs, we currently estimate the total lost revenue plus repair, crew and other costs for the two rigs to have a negative impact on operating income of approximately $55 million to $60 million in 2006. In addition, we also expect to spend approximately $35 million on capital expenditures during 2006 to replace damaged equipment.

Asset Dispositions— In February 2006, we completed the sale of the drillship Peregrine III for net proceeds of $78.7 million and recognized a gain on the sale of $61.8 million. See “—Liquidity and Capital Resources-Capital Expenditures and Dispositions.”

In May 2006, we completed the sale of the drilling barge Searex XII for net proceeds of $19.1 million and recognized a gain on the sale of $13.7 million. See “—Liquidity and Capital Resources-Capital Expenditures and Dispositions.”

In June 2006, we completed the sale of the semisubmersible rig Transocean Explorer for net proceeds of $101.0 million and recognized a gain on the sale of $97.1 million. See “—Liquidity and Capital Resources-Capital Expenditures and Dispositions.”

Index

Repurchase of Ordinary Shares—In March 2006, we repurchased and retired $200 million of our ordinary shares. In June 2006, we repurchased and retired $400 million of our ordinary shares. In July 2006, we repurchased and retired $400 million of our ordinary shares. See “—Liquidity and Capital Resources−Sources and Uses of Liquidity.”

Tax Matters—In April 2006, we received notice from the Norwegian tax authorities regarding their intent to propose adjustments to taxable income for the tax years 1999, 2001 and 2002. These proposed assessments would result in an increase in tax of approximately $260 million plus interest, and the authorities further indicated they intend to impose penalties, which could range from 15 to 60 percent of the assessments. The anticipated assessments relate to restructuring transactions undertaken in 2001 and 2002. See “—Outlook−Tax Matters.”

Outlook

Drilling Market—We continue to experience strong demand for our fleet. Historically high dayrates and generally longer contract durations remain evident among all categories of our fleet as a result of this favorable business environment, resulting in a contract backlog at July 31, 2006 of approximately $19.4 billion, up from approximately $17 billion at May 1, 2006. We expect oil prices to remain high for the near future relative to historical price levels. Future price expectations have historically been a key driver for offshore drilling demand. However, the availability of quality drilling prospects, exploration success, relative production costs, the stage of reservoir development and political and regulatory environments also affect our customers’ drilling campaigns.

Floating rigs with deepwater drilling capability remain in tight supply worldwide, which has driven the sustained strong demand for our 33 High-Specification Floaters fleet. We have been awarded a four-year contract for the construction of an enhanced Enterprise-class drillship, with an estimated total capital expenditure of approximately $615 million, excluding capitalized interest. We currently expect this rig to begin operations in the U.S. Gulf of Mexico in approximately mid-2009, after construction in South Korea followed by sea trials, mobilization to the U.S. Gulf of Mexico and customer acceptance. We were also awarded a five-year contract for the construction of another enhanced Enterprise-class drillship, to be named the Discoverer Clear Leader, with an estimated total capital expenditure of approximately $600 million, excluding capitalized interest. We currently expect this rig to begin operations in the U.S. Gulf of Mexico in approximately the second quarter of 2009, after construction in South Korea followed by sea trials, mobilization to the U.S. Gulf of Mexico and customer acceptance. We also continue to pursue other potential drilling contracts for newbuild deepwater rigs.

We have been successful in building contract backlog within our High-Specification Floaters fleet with 18 of our 36 current and future High-Specification Floaters, including the two newbuilds and the two Sedco 700-series rig upgrades, contracted into or beyond 2010 as of July 31, 2006. These 18 units also include 10 of our 15 current and future Fifth-Generation Deepwater Floaters. Our total contract backlog of approximately $19.4 billion as of July 31, 2006 includes an estimated $13.8 billion of backlog represented by our High-Specification Floaters. We have signed a number of new contracts or extensions in 2006 for our High-Specification Floaters including the M.G. Hulme, Transocean Rather, Transocean Marianas, Jack Bates, Sedco 709, Deepwater Discovery, Sovereign Explorer, Henry Goodrich and the two Sedco 700-series semisubmersible upgrades. We also entered into contract extensions for multi-year contracts for the Deepwater Nautilus, Deepwater Frontier, Cajun Express and Discoverer Enterprise. We continue to believe that the long-term outlook for deepwater capable rigs is favorable and expect to see strong demand in the Gulf of Mexico, West Africa and India. Successful drilling efforts in the lower tertiary trend of the U.S. Gulf of Mexico and emerging locations like the South China Sea and southern Gulf of Mexico support the prospects for an expanded deepwater drilling cycle. However, as of July 31, 2006, there are approximately 37 newbuild deepwater rigs on order in addition to seven deepwater upgrades and options for 13 additional newbuilds. The announced delivery dates for most of these rigs are in 2008 and 2009. While demand for deepwater drilling services remains strong, this additional deepwater rig capacity could have an adverse impact on our utilization and/or dayrates, particularly in 2010 and beyond. As of July 31, 2006, an estimated three percent of our High-Specification Floater fleet contract days are uncommitted for the remainder of 2006, while approximately five percent, nine percent and 38 percent are uncommitted in 2007, 2008 and 2009, respectively.

Our Other Floaters fleet, comprised of 20 semisubmersible rigs, is largely committed to contracts that extend into 2007, and we are seeing some customer demand for these units for 2008. This fleet continues to benefit from improving activity levels in all regions. We are seeing dayrates that are higher than those seen at the beginning of the year. This is evidenced by new contracts with dayrates for the Sedco 712 at $340,000 and Sedco 703 at $400,000. In the U.K. sector of the North Sea, we expect to complete the reactivations of the previously idle Transocean Winner and Transocean Prospect by the end of August 2006, both of which are supported by multi-year contracts. The Transocean Prospect sustained damage while exiting a shipyard in Rotterdam following the completion of its reactivation program, preventing the rig from beginning the contract in July 2006, as previously expected. We have also commenced the reactivation of the C. Kirk Rhein, Jr., which has been awarded a two-year contract in India at a $340,000 dayrate and is now expected to commence operations in the first quarter of 2007. The sale of the Transocean Explorer was completed in the second quarter of 2006. The sale of the Transocean Wildcat is expected to close in the third quarter of 2006 for net proceeds of approximately $185 million. The industry could experience a potential shortage of other floater rigs in the U.S. Gulf of Mexico as some of the units in this region could leave for international regions in a response to the perceived hurricane risk and difficult insurance market. The potential impact of such a relocation of assets in the worldwide other floater market remains unclear. As of July 31, 2006, an estimated two percent of our Other Floater fleet contract days are uncommitted for the remainder of 2006, while approximately 26 percent, 56 percent and 83 percent are uncommitted in 2007, 2008 and 2009, respectively.

Index

The outlook for activity for the Jackup market sector remains strong. We were recently awarded a three-year contract for the D.R. Stewart at a dayrate of $168,000. We expect to remain at or near full utilization for our Jackup fleet in the near term. We believe that Asia, the Middle East and West Africa will remain sources of strong demand for jackup rigs in the near-to-intermediate-term. However, we continue to be concerned about the potential effect of competition from newbuild jackups. As of July 31, 2006, there are approximately 60 newbuild jackups on order, which have scheduled delivery dates ranging from 2006 through approximately 2010. While we have not seen an appreciable effect to date from these newbuild jackups, the addition of rig capacity could have an adverse impact on utilization and/or dayrates. As of July 31, 2006, none of our Jackup fleet contract days are uncommitted for the remainder of 2006, while approximately 14 percent, 54 percent and 68 percent are uncommitted in 2007, 2008 and 2009, respectively.

We anticipate continued revenue growth during the second half of 2006, supported by higher average dayrates and improving fleet activity. Quarterly operating and maintenance expenses for the remainder of 2006 are expected to approximate the level of expenses reported for the second quarter of 2006 with third quarter 2006 expenses expected to be somewhat higher while fourth quarter 2006 expenses are expected to be somewhat lower. However, these quarterly expenses are subject to variability depending on the timing of shipyard programs and major maintenance projects, performance of the U.S. dollar, inflationary costs and other factors, including the impact of the operating incident on the Discoverer 534.

Our results of operations for the remainder of 2006 will be significantly influenced by the timing and duration of the various shipyard projects and the actual start of higher dayrate contracts. We expect to incur out of service time in the third quarter of 2006 in connection with planned shipyard projects or mobilizations of the Sedco 709, Sedco 707, Deepwater Expedition, Deepwater Discovery, Deepwater Frontier and Deepwater Nautilus.

We also expect to incur significant costs in the third quarter of 2006 due to the continuing reactivations of the C. Kirk Rhein, Jr. and Transocean Prospect and shipyard activities on the Sedco 709, Sedco 707 and Deepwater Expedition. In addition, vendor price increases and rising labor costs due to increased drilling activity, as well as the effects of foreign exchange fluctuations, are expected to continue to adversely affect operating and maintenance costs in 2006.

Our shipyard projects, including the construction of the two deepwater drillships, the two Sedco 700-series rig upgrades, our two remaining rig reactivations and any other potential newbuild projects, are subject to risks of delay and cost overruns for a variety of reasons, including some outside of our control. A delay could adversely affect any drilling contract for the rig following the shipyard work, depending upon the drilling contract terms.

We expect that a number of fixed-price contract options will be exercised by our customers, which will preclude us from taking full advantage of increased market rates for rigs subject to these contract options. We have six existing contracts with fixed-priced or capped options for dayrates that we believe are less than current market dayrates. Well-in-progress or similar provisions in our existing contracts may delay the start of higher dayrates in subsequent contracts.

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

Index

Our coverage includes an annual limit on losses due to hurricanes in the U.S Gulf of Mexico of $250 million, except in the case of a total loss, where the annual limit is approximately $300 million. As a result of these limits, we are self-insured for losses due to hurricanes in excess of these amounts.

Tax Matters—We are a Cayman Islands company. We operate through our various subsidiaries in a number of countries throughout the world. Consequently, we are subject to changes in tax laws, treaties and regulations in and between the countries in which we operate. A material change in these tax laws, treaties or regulations in any of the countries in which we operate could result in a higher or lower effective tax rate on our worldwide earnings. We currently expect the effective tax rate for the remainder of 2006 to be approximately 18 percent, excluding the effects on income before tax related to gains from rig sales and excluding various discrete tax items.

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

In April 2006, we received notice from the Norwegian tax authorities regarding their intent to propose adjustments to taxable income for the tax years 1999, 2001 and 2002. These proposed assessments would result in an increase in tax of approximately $260 million plus interest, and the authorities further indicated they intend to impose penalties, which could range from 15 to 60 percent of the assessments. The anticipated assessments relate to restructuring transactions undertaken in 2001 and 2002. The Norwegian tax authorities initiated inquiries in September 2004 related to the restructuring transactions and a separate dividend payment made during 2001. In February 2005, we filed a response to these inquiries. In March 2005, pursuant to court orders, the Norwegian tax authorities took action to obtain additional information regarding these transactions. We have continued to respond to information requests from the Norwegian authorities and filed a formal protest to the proposed assessment in June 2006. We also believe the Norwegian authorities are contemplating a tax assessment of approximately $103 million on the dividend, plus interest and a penalty, which could range from 15 to 60 percent of the assessment. Norwegian civil tax and criminal authorities continue to investigate the restructuring transactions and dividend. We plan to vigorously contest any assertions by the Norwegian authorities in connection with the restructuring transactions or dividend. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Performance and Other Key Indicators

Contract Backlog—The following table reflects our contract backlog as of June 30, 2006, March 31, 2006 and June 30, 2005 and reflects firm commitments only, typically represented by signed contracts. Backlog is indicative of the full contractual dayrate. The amount of actual revenue earned will be different than the amounts shown in the table below due to various factors including shipyard and maintenance projects, other downtime and other factors that result in lower applicable dayrates than the full contractual operating dayrate. Our contract backlog is calculated by multiplying the contracted operating dayrate by the firm contract period, excluding revenues for mobilization, demobilization, contract preparation and customer reimbursables and such amounts are not expected to be significant to our contract drilling revenues.

Index

	June 30, 2006	March 31, 2006	June 30, 2005
	(In millions)
Contract Backlog
High-Specification Floaters	$13,516.5	$12,917.3	$3,093.9
Other Floaters	2,606.8	1,647.3	751.6
Jackups	2,237.0	2,128.4	584.3
Other Rigs	101.0	121.2	166.7
Total	$18,461.3	$16,814.2	$4,596.5

Fleet Utilization and Dayrates—The following table shows our average daily revenue and utilization for each of the three months ended June 30, 2006, March 31, 2006 and June 30, 2005. See “—Overview” for a definition of average daily revenue, revenue earning day and utilization.

	Three Months Ended
	June 30, 2006	March 31, 2006	June 30, 2005
Average Daily Revenue
High-Specification Floaters
Fifth-Generation Deepwater Floaters	$216,500	$209,000	$197,100
Other Deepwater Floaters	$190,200	$154,000	$132,700
Other High-Specification Floaters	$174,700	$158,800	$170,500
Total High-Specification Floaters	$199,300	$178,200	$165,500
Other Floaters	$118,200	$110,000	$82,400
Jackups	$73,000	$70,300	$58,200
Other Rigs	$47,500	$47,300	$47,000
Total Drilling Fleet	$129,000	$119,600	$103,100

Utilization
High-Specification Floaters
Fifth-Generation Deepwater Floaters	89%	92%	92%
Other Deepwater Floaters	70%	83%	80%
Other High-Specification Floaters	98%	89%	90%
Total High-Specification Floaters	81%	87%	86%
Other Floaters	74%	73%	63%
Jackups	93%	91%	94%
Other Rigs	62%	58%	57%
Total Drilling Fleet	81%	82%	79%

Index

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of cash during the first six months of 2006 were our cash flows from operations, proceeds from asset sales and proceeds from issuance of ordinary shares upon the exercise of stock options. Our primary uses of cash were repurchases of our ordinary shares and capital expenditures. At June 30, 2006, we had $282.2 million in cash and cash equivalents.

	Six Months Ended June 30,
	2006	2005	Change
	(In millions)
Net Cash Provided by Operating Activities
Net income	$455.2	$393.6	$61.6
Depreciation	203.6	201.9	1.7
Other non-cash items	(162.2)	(155.6)	(6.6)
Working capital	(52.8)	(61.8)	9.0
	$443.8	$378.1	$65.7

Net cash provided by operating activities increased by $65.7 million due to more cash generated from net income ($56.7 million) and less cash used for working capital items ($9.0 million).

	Six Months Ended June 30,
	2006	2005	Change
	(In millions)
Net Cash Provided by (Used In) Investing Activities
Capital expenditures	$(275.6)	$(109.6)	$(166.0)
Proceeds from disposal of assets, net	203.0	58.0	145.0
Proceeds from TODCO stock sales, net	-	271.9	(271.9)
Other, net	-	4.5	(4.5)
	$(72.6)	$224.8	$(297.4)

During the six months ended June 30, 2006, capital expenditures increased $166.0 million over the corresponding prior year period, primarily due to the construction in progress of a deepwater drillship, the two Sedco 700-series deepwater upgrades and other equipment replaced and upgraded on our existing rigs. The increase in capital expenditures is partially offset by an increase in proceeds from asset sales of $145.0 million. In addition, net cash provided by investing activities decreased as a result of proceeds from TODCO stock sales of $271.9 million for the six months ended June 30, 2005, with no comparable activity for the corresponding period in 2006.

Index

	Six Months Ended June 30,
	2006	2005	Change
	(In millions)
Net Cash Used in Financing Activities
Repayments of debt	$-	$(287.8)	$287.8
Net proceeds from issuance of ordinary shares under stock-based compensation plans	66.1	159.4	(93.3)
Proceeds from issuance of ordinary shares upon exercise of warrants	-	4.6	(4.6)
Repurchase of ordinary shares	(600.1)	-	(600.1)
Decrease in cash dedicated to debt service	-	12.0	(12.0)
Other, net	(0.4)	0.1	(0.5)
	$(534.4)	$(111.7)	$(422.7)

Net cash used in financing activities increased as we repurchased and retired $600 million of our ordinary shares during the six months ended June 30, 2006. See “—Sources and Uses of Liquidity.” In addition, we received lower proceeds from stock option and warrant exercises compared to the same period in 2005. In 2005, we repaid the 7.31% Nautilus Class A1 Notes and the 6.95% Senior Notes, due April 2008. The payment of the 7.31% Nautilus Class A1 Notes in 2005 resulted in the release of the restrictions on approximately $12.0 million of cash dedicated to debt service, with no comparable activity for the corresponding period in 2006.

Capital Expenditures and Dispositions

From time to time, we review possible acquisitions of businesses and drilling rigs and may in the future make significant capital commitments for such purposes. We may also consider investments related to major rig upgrades or new rig construction if generally supported by firm contracts. Any such acquisition, upgrade or new rig construction could involve the payment by us of a substantial amount of cash or the issuance of a substantial number of additional ordinary shares or other securities. We have been awarded drilling contracts for the construction of two new deepwater drilling rigs. In addition, from time to time, we review possible dispositions of drilling units.

Capital expenditures—Capital expenditures, including capitalized interest of $2.3 million, totaled $275.6 million during the six months ended June 30, 2006. During 2006, we expect capital expenditures to be between $850 million and $900 million, including approximately $250 million on the construction of the drillship Discoverer Clear Leader, approximately $115 million on the construction of the second deepwater drillship, approximately $250 million for the upgrade of two of our Sedco 700-series rigs, approximately $35 million to replace and upgrade equipment damaged during hurricanes Katrina and Rita on the Deepwater Nautilus and the Transocean Marianas and approximately $40 million to reactivate three of our Other Floaters. During 2007, we expect capital expenditures to be between $950 million and $1 billion, including approximately $500 million on the construction of the two deepwater drillships and approximately $200 million to complete the upgrade of two of our Sedco 700-series rigs. The level of our capital expenditures is dependent upon the actual level of operational and contracting activity. These expected capital expenditures do not include amounts that would be incurred as a result of any of the other newbuild opportunities which may be obtained (see “—Outlook”).

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

Index

Dispositions—In February 2006, we completed the sale of the drillship Peregrine III for net proceeds of $78.7 million and recognized a gain on the sale of $61.8 million.

In March 2006, we completed the sale of a platform rig for net proceeds of $10.1 million and recognized a gain on the sale of $2.7 million.

In May 2006, we sold the drilling barge Searex XII for net proceeds of $19.1 million and recognized a gain on the sale of $13.7 million.

In June 2006, we completed the sale of the semisubmersible rig Transocean Explorer for net proceeds of $101.0 million and recognized a gain on the sale of $97.1 million.

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

When cash on hand, cash flows from operations and proceeds from asset sales exceed our expected liquidity needs, including major upgrades, new rig construction and/or drilling rig acquisitions, we may use a portion of such cash to repurchase our ordinary shares. We may also use our bank line of credit to repurchase our ordinary shares. We will continue to consider allowing our cash balances to increase and will continue to consider the reduction of debt prior to scheduled maturities.

In May 2006, our board of directors authorized an increase in the amount of ordinary shares which may be repurchased pursuant to our share repurchase program from $2.0 billion, which was previously authorized and announced in October 2005, to $4.0 billion. The ordinary shares may be repurchased from time to time in open market or private transactions. Decisions to repurchase shares will be based upon our ongoing capital requirements, the price of our shares, regulatory considerations, cash flow generation, general market conditions and other factors. We plan to fund the program from current and future cash balances, but we could use debt to fund share repurchases. The repurchase program does not have an established expiration date and may be suspended or discontinued at any time. There can be no assurance regarding the number of shares that will be repurchased under the program. Under the program, repurchased shares are retired and returned to unissued status.

In March 2006, we repurchased and retired $200 million of our ordinary shares, which amounted to approximately 2.6 million ordinary shares at an average purchase price of $77.54 per share. In June 2006, we repurchased and retired $400 million of our ordinary shares, which amounted to approximately 5.2 million ordinary shares at an average purchase price of $76.23 per share. In July 2006, we repurchased and retired $400 million of our ordinary shares, which amounted to approximately 5.2 million ordinary shares at an average purchase price of $77.00 per share. Total consideration paid to repurchase the shares was recorded in shareholders’ equity as a reduction in ordinary shares and additional paid-in capital. Such consideration was funded with existing cash balances and borrowings under our bank line of credit. At July 31, 2006, after prior purchases, we still had authority to repurchase $2.6 billion of our ordinary shares under the program.

Holders of our 1.5% Convertible Debentures, due May 15, 2021 had the option to require us to repurchase their debentures in May 2006, however no holders exercised such right. In May 2006, holders of $101,000 aggregate principal amount converted their debentures into ordinary shares at a conversion rate of 13.8627 ordinary shares per $1,000 debenture, resulting in the issuance of 1,399 ordinary shares.

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

Index

We have access to a bank line of credit under a $1.0 billion five-year revolving credit agreement. At July 31, 2006, we had $360 million drawn and $640 million remained available under this credit line.

The bank credit line requires compliance with various covenants and provisions customary for agreements of this nature, including a debt to total tangible capitalization ratio, as defined by the credit agreement, not greater than 60 percent. There is no interest coverage covenant associated with this facility. Other provisions of the credit agreement include limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions and mergers and sale of substantially all assets. Should we fail to comply with these covenants, we would be in default and may lose access to this facility. We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions. A default under our public debt could trigger a default under our credit line and, if not waived by the lenders, could cause us to lose access to this facility.

In April 2001, the SEC declared effective our shelf registration statement on Form S-3 for the proposed offering from time to time of up to $2.0 billion in gross proceeds of senior or subordinated debt securities, preference shares, ordinary shares and warrants to purchase debt securities, preference shares, ordinary shares or other securities. At July 31, 2006, $1.6 billion in gross proceeds of securities remained unissued under the shelf registration statement.

Our access to debt and equity markets may be reduced or closed to us due to a variety of events, including, among others, credit rating agency downgrades of our debt, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.

Derivative Instruments

In 2003, we terminated all our outstanding interest rate swaps, which were designated as fair value hedges, and we recorded $173.5 million as a fair value adjustment to long-term debt in our consolidated balance sheet. We amortize this amount as a reduction to interest expense over the life of the underlying debt. The remaining balance as of June 30, 2006 of $16.4 million relates to the 6.625% Notes, due April 2011.

Index

Operating Results

Quarter ended June 30, 2006 compared to quarter ended June 30, 2005

Following is an analysis of our operating results. See “—Overview” for a definition of average daily revenue, revenue earning days and utilization.

Operating Revenue and Expenses

	Three Months Ended
	June 30,
	2006	2005	Change	% Change
	(In millions, except day amounts and percentages)

Revenue earning days	6,420	6,617	(197)	(3)%
Utilization	81%	79%	N/A	2%
Average daily revenue	$129,000	$103,100	$25,900	25%

Contract drilling revenues	$828.1	$682.1	$146.0	21%
Other revenues	25.2	45.3	(20.1)	(44)%
	853.3	727.4	125.9	17%
Operating and maintenance expense	549.3	437.0	112.3	26%
Depreciation	102.0	101.2	0.8	1%
Gain from disposal of assets, net	(110.6)	(13.6)	(97.0)	N/M
Operating income before general and administrative expense	$312.6	$202.8	$109.8	54%
_________________
“N/A” means not applicable
“N/M” means not meaningful

Contract drilling revenues increased by $146.0 million primarily due to generally higher average daily revenue and utilization in all asset classes, partially offset by lower revenues for rigs undergoing shipyard projects in 2006.

Other revenues for the three months ended June 30, 2006 decreased by $20.1 million primarily due to a $16.8 million decrease in integrated services revenue and a decrease of $3.2 million in client reimbursable revenue.

Operating and maintenance expenses increased by $112.3 million primarily from shipyard projects, rig reactivations, pay increases to employees and vendor price increases resulting in higher labor and rig maintenance costs. The higher cost of our rig insurance coverage and the weakening of the U.S. dollar against the currencies of certain countries where we have a significant presence also contributed to the increase in costs. Operating and maintenance expenses in the three months ended June 30, 2006 included $38.1 million for reactivation costs associated with the Transocean Prospect, Transocean Winner and C. Kirk Rhein, Jr. and $5.4 million of costs incurred as a result of damages sustained during hurricanes Katrina and Rita on the Transocean Marianas and the Deepwater Nautilus.

During the three months ended June 30, 2006, we recognized net gains of $110.6 million primarily related to the sales of the drilling barge Searex XII and the semisubmersible Transocean Explorer. During the three months ended June 30, 2005, we recognized net gains of $13.6 million primarily related to the sales of the jackup rig Transocean Jupiter and the sale of a land rig.

Index

Other Income and Expenses

	Three Months Ended
	June 30,
	2006	2005	Change	% Change
	(In millions, except percentages)

General and Administrative Expense	$24.6	$18.0	$6.6	37%
Other (Income) Expense, net
Equity in earnings of unconsolidated affiliates	(3.4)	(3.4)	-	N/M
Interest income	(5.3)	(4.8)	(0.5)	10%
Interest expense, net of capitalized interest	20.4	29.8	(9.4)	(32)%
Gain from TODCO stock sales	-	(165.0)	165.0	(100)%
Other, net	0.9	3.0	(2.1)	(70)%
Income Tax Expense	25.9	23.6	2.3	10%
Minority Interest	-	(0.2)	0.2	(100)%
_________________________
“N/M” means not meaningful

The increase in general and administrative expense was due primarily to $4.2 million higher personnel related expenses, as well as $1.5 million higher legal fees, including costs related to the TODCO dispute and patent litigation.

The decrease in interest expense included $7.3 million that was primarily attributable to reductions associated with debt that was redeemed, retired or repurchased during or subsequent to the second quarter of 2005 and $2.0 million related to capitalized interest during the second quarter of 2006.

During the second quarter of 2005, we recognized gains of $165.0 million from the disposition of our then remaining investment in TODCO.

We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. The estimated annual effective tax rates for 2006 and 2005 were 17.7 percent and 17.2 percent, respectively, based on estimated 2006 and 2005 annual income before income taxes and minority interest after adjusting for certain items such as a portion of net gains on sales of assets, gain of TODCO stock sales and losses on retirements of debt. The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits. For the three months ended June 30, 2006, the impact of the various discrete period tax items was a net benefit of $3.5 million, related to the net gains on rig sales and changes in prior year estimates, resulting in a tax rate of 9.4 percent on earnings before income taxes and minority interest. For the three months ended June 30, 2005, the impact of the various discrete items was a net benefit of $3.0 million, related to changes in estimates related to deferred tax assets retained by us after the disposition of TODCO and gain on sale of assets, resulting in a tax rate of 7.3 percent on earnings before income taxes and minority interest.

Index

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Following is an analysis of our operating results:

Operating Revenues and Expenses

	Six Months Ended
	June 30,
	2006	2005	Change	% Change
	(In millions, except day amounts and percentages)

Revenue earning days	12,931	12,835	96	1%
Utilization	81%	77%	N/A	4%
Average daily revenue	$124,300	$99,900	$24,400	24%

Contract drilling revenues	$1,607.0	$1,282.7	$324.3	25%
Other revenues	63.6	75.2	(11.6)	(15)%
	1,670.6	1,357.9	312.7	23%
Operating and maintenance expense	1,024.4	825.3	199.1	24%
Depreciation	203.5	201.9	1.6	1%
Gain from disposal of assets, net	(174.7)	(33.5)	(141.2)	N/M
Operating income before general and administrative expense	$617.4	$364.2	$253.2	70%
_________________
“N/A” means not applicable
“N/M” means not meaningful

Contract drilling revenues increased primarily due to generally higher average daily revenue and utilization in all asset classes. Partially offsetting this increase were lower revenues in 2006 for the Transocean Marianas and Deepwater Nautilus. These rigs were idle for a portion of 2006 undergoing repairs for hurricane damage.

Other revenues for the six months ended June 30, 2006 decreased by $11.6 million primarily due to decreased integrated services revenue of $14.1 million.

Operating and maintenance expenses increased by $199.1 million primarily from shipyard projects, rig reactivations, pay increases to employees and vendor price increases resulting in higher labor and rig maintenance costs. Operating and maintenance expenses in the six months ended June 30, 2006 included $57.4 million for reactivation costs associated with the Transocean Prospect, Transocean Winner and C. Kirk Rhein, Jr. and $12.4 million of costs incurred to repair damages sustained during hurricanes Katrina and Rita on the Transocean Marianas and the Deepwater Nautilus.

During the six months ended June 30, 2006, we recognized net gains of $174.7 million primarily related to the sales of the drillship Peregrine III, a platform drilling rig, the drilling barge Searex XII and the semisubmersible Transocean Explorer. During the six months ended June 30, 2005, we recognized net gains of $33.5 million primarily related to the sale of the semisubmersible rig Sedco 600, the jackup rig Transocean Jupiter and a land rig.

Index

Other Income and Expenses

	Six Months Ended
	June 30,
	2006	2005	Change	% Change
	(In millions, except percentages)

General and Administrative Expense	$44.8	$36.1	$8.7	24%
Other (Income) Expense, net
Equity in earnings of unconsolidated affiliates	(2.9)	(6.5)	3.6	(55)%
Interest income	(10.5)	(8.8)	(1.7)	19%
Interest expense, net of capitalized interest	44.3	62.9	(18.6)	30%
Gain from TODCO stock sales	-	(165.0)	165.0	(100)%
Loss on retirement of debt	-	6.7	(6.7)	(100)%
Other, net	0.2	4.1	(3.9)	(95)%
Income Tax Expense	86.3	41.1	45.2	N/M
_________________________
“N/M” means not meaningful

The increase in general and administrative expenses was due primarily to $7.2 million higher personnel related expenses as well as $2.5 million higher legal fees, including costs related to the TODCO dispute and patent litigation.

Equity in earnings from unconsolidated affiliates decreased approximately $3.6 million primarily related to the disposition of our remaining interest in TODCO during the first half of 2005.

The decrease in interest expense was primarily attributable to reductions of $16.2 million associated with debt that was redeemed, retired or repurchased during or subsequent to the six months ended June 30, 2005 and $2.3 million related to capitalized interest during the six months ended June 30, 2006.

During the six months ended June 30, 2005, we recognized gains of $165.0 million from the disposition of our investment in TODCO.

During the six months ended June 30, 2005, we recognized a $6.7 million loss related to the early redemption of $247.8 million aggregate principal amount of our debt.

The $3.9 million change in other, net primarily relates to the effect of foreign currency exchange rate changes on our monetary assets and liabilities denominated in non-U.S. currencies.

We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. The estimated annual effective tax rates for 2006 and 2005 were 17.7 percent and 17.2 percent, increased from approximately 17.6 percent and 15.7 percent estimated at March 31, 2006 and 2005, respectively, based on estimated 2006 and 2005 annual income before income taxes and minority interest after adjusting for certain items such as a portion of net gains on sales of assets, gain from TODCO stock sales and losses on retirements of debt. The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits. For the six months ended June 30, 2006, the impact of the various discrete period tax items was a net expense of $21.4 million, related to the net gains on rig sales and changes in prior year estimates. For the six months ended June 30, 2005, the impact of the various discrete items was a net benefit of $0.8 million, related to changes in estimates related to deferred tax assets retained by us after the disposition of TODCO.

Index

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

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, materials and supplies obsolescence, investments, property and equipment, intangible assets and goodwill, income taxes, workers’ insurance, pensions and other post-retirement and employment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a discussion of the critical accounting estimates that we use in the preparation of our consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to these estimates during the six months ended June 30, 2006. These estimates require significant judgments and estimates used in the preparation of our consolidated financial statements. Management has discussed each of these critical accounting estimates with the audit committee of the board of directors.

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

We adopted SFAS 123(R) using the modified prospective method (“Prospective Method”), which requires the application of SFAS 123(R) as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the application of SFAS 123(R). In accordance with the Prospective Method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the application of SFAS 123(R). Share-based compensation expense for the three and six months ended June 30, 2006 was $5.2 million and $8.0 million, respectively. Share-based compensation expense for the three and six months ended June 30, 2005 was $3.1 million and $6.2 million, respectively.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Additionally, SFAS 123(R) requires the estimated forfeiture rate be applied and the cumulative effect determined for all prior periods in which stock-based compensation costs have been recorded. Prior to our adoption of SFAS 123(R), we accounted for forfeitures as they occurred. Upon adopting SFAS 123(R), we estimated expected forfeitures over the life of each individual award and have included the impact of these expected forfeitures in our stock-based compensation expense for the three and six months ended June 30, 2006 in addition to all prior periods on a cumulative basis. The effect of this change is to reverse compensation cost recognized in prior period financial statements for awards that are not expected to vest based upon the expected forfeiture rate. The cumulative effect of applying the expected forfeiture rate has been included in operating and maintenance expense and general and administrative expense, the impact of which had no material effect on our consolidated financial position, results of operations or cash flows.

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

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the accounting for income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. It prescribes a minimum recognition threshold for recognizing and a measurement attribute for disclosing tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We will be required to adopt this interpretation in the first quarter of fiscal year 2007. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term and short-term debt as well as invested cash balances. These matters have been previously discussed and reported in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to these previously reported matters during the six months ended June 30, 2006.

Foreign Exchange Risk

Our international operations expose us to foreign exchange risk. These matters have been previously discussed and reported in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to these previously reported matters during the six months ended June 30, 2006.

ITEM 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was (i) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Index

There were no changes to our internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Index

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings—We have a dispute with TODCO concerning payment to us under our tax sharing agreement with TODCO for the tax benefit that TODCO derives from exercises of options to purchase our ordinary shares held by employees of TODCO. An arbitration proceeding that was initiated in January 2006 continues and is expected to be concluded during 2006. We are seeking payment of the amount of tax benefits derived from exercises of options to purchase our ordinary shares by employees of TODCO who were not on the payroll of TODCO at the time of exercise and a declaration that TODCO pay us for the benefit derived from such exercises in the future. TODCO is seeking to avoid such payment and is asking that the entire tax sharing agreement be voided. TODCO filed suit in January 2006 in state district court in Houston seeking to set aside the arbitration provision and to void the entire tax sharing agreement. The state district court denied TODCO’s claim that the arbitration clause is unenforceable, compelled arbitration of the remaining claims asserted in the lawsuit, and stayed the lawsuit until the arbitration proceeding is concluded. We believe TODCO owes us approximately $22.2 million, exclusive of interest, based on options exercised through June 30, 2006, and we do not believe TODCO’s attempts to void the tax sharing agreement have merit. We do not expect the outcome of this matter to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In October 2001, TODCO was notified by the U.S. Environmental Protection Agency (“EPA”) that the EPA had identified a subsidiary as a potentially responsible party in connection with the Palmer Barge Line superfund site located in Port Arthur, Texas.  Based upon the information provided by the EPA and a review of TODCO’s internal records to date, TODCO disputes its designation as a potentially responsible party.  Based on further review of the master separation agreement with TODCO, we believe that TODCO is responsible for any losses TODCO incurs in connection with this action and we are not required to indemnify TODCO for any such losses.

We are involved in a number of other lawsuits, all of which have arisen in the ordinary course of our business. We do not expect the liability, if any, resulting from these other lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows. We are also involved in various tax matters as described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ―Outlook-Tax Matters.” We cannot predict with certainty the outcome or effect of any of the matters specifically described above or of any such other pending or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Item 1A. Risk Factors

Other than with respect to the risk factor set forth below, there have been no material changes from the risk factors as previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005. The risk factor set forth below was disclosed in the Form 10-K and has been revised to provide updated rig construction statistics as of July 31, 2006.

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

Index

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

During prior periods of high utilization and dayrates, industry participants have increased the supply of rigs by ordering the construction of new units. This has typically resulted in an oversupply of drilling units and has caused a subsequent decline in utilization and dayrates, sometimes for extended periods of time. As of July 31, 2006, there are approximately 37 high-specification rigs and 60 jackup rigs with announced contracts for construction with delivery dates ranging from 2006 to approximately 2010. There are also a number of mid-water semisubmersibles that are being upgraded to enhance their operating capability. The entry into service of these new and upgraded units will increase supply and could curtail a further strengthening of dayrates, or reduce them, in the affected markets or result in a softening of the affected markets as rigs are absorbed into the active fleet. Any further increase in construction of new drilling units would likely exacerbate the negative impact on utilization and dayrates. Lower utilization and dayrates in one or more of the regions in which we operate could adversely affect our revenues and profitability. Prolonged periods of low utilization and dayrates could also result in the recognition of impairment charges on certain classes of our drilling rigs or our goodwill balance if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs, or the goodwill balance, may not be recoverable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
April 2006	45,400	$83.75	N/A	$1,400.0
May 2006	166	79.86	N/A	3,400.0
June 2006	5,247,673	76.23	5,247,462	3,000.0
Total	5,293,239	$76.29	5,247,462	$3,000.0
__________
(1)
Total number of shares purchased in the second quarter of 2006 includes 45,777 shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan to pay withholding taxes due upon vesting of a restricted share award.

(2)
In May 2006, our board of directors authorized an increase in the amount of ordinary shares which may be repurchased pursuant to our share repurchase program from $2.0 billion, which was previously authorized and announced in October 2005, to $4.0 billion. The shares may be repurchased from time to time in open market or private transactions. The repurchase program does not have an established expiration date and may be suspended or discontinued at any time. Under the program, repurchased shares are retired and returned to unissued status. From inception through June 30, 2006, we have repurchased a total of 13,840,713 of our ordinary shares at a total cost of $1.0 billion.

Index

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual General Meeting of Transocean Inc. held on May 11, 2006, 276,515,081 shares were represented in person or by proxy out of 326,411,524 shares outstanding and entitled to vote as of the record date, constituting a quorum. The matters submitted to a vote of shareholders, as set forth in our proxy statement relating to the meeting, and the corresponding voting results were as follows:

(i)	With respect to the election of Class I Director nominees as set forth in our proxy statement relating to the meeting, the following number of votes were cast:

Name of Nominee for Class I Director	For	Withheld/ Abstain
Victor E. Grijalva	273,021,186	3,493,895
Arthur Lindenauer	273,114,431	3,400,650
Kristian Siem	270,228,795	6,286,286

(ii)	With respect to the approval of our appointment of Ernst & Young LLP as independent registered public accounting firm for 2006, the following number of votes were cast:

For	Against/ Authority Withheld	Exceptions/ Abstain	Broker Non-Votes
272,890,398	967,154	2,657,529	−

Index

Item 6. Exhibits

(a)	Exhibits

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

*10.1
Amendment No.1 to Revolving Credit Agreement, dated as of May 12, 2006, among Transocean Inc., the lenders from time to time parties thereto, Citibank, N.A., Bank of America, N.A., JP Morgan Chase Bank, N.A., the Royal Bank of Scotland plc and SunTrust Bank (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on May 12, 2006)

†31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________________________
* Incorporated by reference as indicated.
† Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2006.

TRANSOCEAN INC.

By:	/s/ Gregory L. Cauthen
Gregory L. Cauthen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David A. Tonnel
David A. Tonnel
Vice President and Controller
(Principal Accounting Officer)