Form 10-Q
period 2006-09-30
TRANSOCEAN INC
filed 2006-11-02
CIK 1083269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 27, 2006, 292,397,727 ordinary shares, par value $0.01 per share, were outstanding.

TRANSOCEAN INC.

INDEX TO FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating Revenues
Contract drilling revenues	$991.3	$735.6	$2,598.3	$2,018.3
Other revenues	34.4	27.0	98.0	102.2
	1,025.7	762.6	2,696.3	2,120.5
Costs and Expenses
Operating and maintenance	560.9	438.3	1,585.2	1,263.6
Depreciation	99.2	102.1	302.8	304.0
General and administrative	22.5	19.4	67.3	55.5
	682.6	559.8	1,955.3	1,623.1
Gain from disposal of assets, net	47.6	0.7	222.3	34.2
Operating Income	390.7	203.5	963.3	531.6

Other Income (Expense), net
Equity in earnings of unconsolidated affiliates	4.6	1.8	7.5	8.3
Interest income	3.3	5.2	13.8	14.0
Interest expense, net of amounts capitalized	(27.2)	(24.5)	(71.5)	(87.4)
Gain from TODCO stock sales	-	-	-	165.0
Loss on retirement of debt	-	(0.6)	-	(7.3)
Other, net	1.4	9.7	1.2	5.6
	(17.9)	(8.4)	(49.0)	98.2

Income Before Income Taxes and Minority Interest	372.8	195.1	914.3	629.8
Income Tax Expense	63.8	24.7	150.1	65.8
Minority Interest	-	-	-	-

Net Income	$309.0	$170.4	$764.2	$564.0

Earnings Per Share
Basic	$0.99	$0.52	$2.39	$1.73
Diluted	$0.96	$0.50	$2.31	$1.68

Weighted Average Shares Outstanding
Basic	312.0	328.9	320.3	326.2
Diluted	323.4	340.8	332.3	338.5

See accompanying notes.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net Income	$309.0	$170.4	$764.2	$564.0
Other Comprehensive Income (Loss), net of tax
Amortization of gain on terminated interest rate swaps	(0.1)	(0.1)	(0.2)	(0.3)
Change in unrealized loss on securities available for sale	−	−	−	0.3
Minimum pension liability adjustments (net of tax expense of $0.7 for the nine months ended September 30, 2005)	−	−	−	1.4
Other Comprehensive Income (Loss)	(0.1)	(0.1)	(0.2)	1.4
Total Comprehensive Income	$308.9	$170.3	$764.0	$565.4

See accompanying notes.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Cash and Cash Equivalents	$407.1	$445.4
Accounts Receivable, net of allowance for doubtful accounts of $34.8 and $15.3 at September 30, 2006 and December 31, 2005, respectively	872.2	599.7
Materials and Supplies, net of allowance for obsolescence of $16.2 and $19.1 at September 30, 2006 and December 31, 2005, respectively	161.0	156.2
Deferred Income Taxes, net	27.0	23.4
Other Current Assets	79.4	54.4
Total Current Assets	1,546.7	1,279.1

Property and Equipment	10,270.9	9,791.0
Less Accumulated Depreciation	3,138.0	3,042.8
Property and Equipment, net	7,132.9	6,748.2

Goodwill	2,209.0	2,208.9
Investments in and Advances to Unconsolidated Affiliates	11.6	8.1
Other Assets	278.1	212.9
Total Assets	$11,178.3	$10,457.2

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts Payable	$351.2	$254.0
Accrued Income Taxes	45.1	27.5
Debt Due Within One Year	95.4	400.0
Other Current Liabilities	379.6	242.1
Total Current Liabilities	871.3	923.6

Long-Term Debt	3,400.0	1,197.1
Deferred Income Taxes, net	104.5	65.0
Other Long-Term Liabilities	332.6	286.2
Total Long-Term Liabilities	3,837.1	1,548.3

Commitments and Contingencies

Minority Interest	3.8	3.6

Preference Shares, $0.10 par value; 50,000,000 shares authorized, none issued and outstanding	−	−
Ordinary Shares, $0.01 par value; 800,000,000 shares authorized, 295,871,463 and 324,750,166 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	3.0	3.2
Additional Paid-in Capital	8,285.9	10,565.3
Accumulated Other Comprehensive Loss	(20.6)	(20.4)
Retained Deficit	(1,802.2)	(2,566.4)
Total Shareholders’ Equity	6,466.1	7,981.7
Total Liabilities and Shareholders’ Equity	$11,178.3	$10,457.2

See accompanying notes.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cash Flows from Operating Activities
Net income	$309.0	$170.4	$764.2	$564.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	99.2	102.1	302.8	304.0
Stock-based compensation expense	4.8	6.2	12.8	12.1
Deferred income taxes	(7.1)	(8.8)	18.3	(6.6)
Equity in earnings of unconsolidated affiliates	(4.6)	(1.8)	(7.5)	(8.3)
Net gain from disposal of assets	(47.6)	(0.7)	(222.3)	(34.2)
Gain from TODCO stock sales	-	-	-	(165.0)
Loss on retirement of debt	-	0.6	-	7.3
Amortization of debt-related discounts/premiums, fair value adjustments and issue costs, net	(0.1)	(0.8)	(0.7)	(6.3)
Deferred income, net	11.5	(22.0)	31.5	(9.9)
Deferred expenses, net	(40.2)	18.0	(94.7)	27.1
Tax benefit from exercise of stock options to purchase and vesting of ordinary shares under stock-based compensation plans	(2.0)	15.2	(9.9)	20.1
Other long-term liabilities	(4.0)	5.5	16.7	18.0
Other, net	0.2	(15.6)	4.5	(14.4)
Changes in operating assets and liabilities
Accounts receivable	(168.6)	(27.1)	(272.5)	(146.7)
Accounts payable and other current liabilities	76.0	14.5	166.5	85.6
Income taxes receivable/payable, net	47.3	(20.1)	58.9	(13.0)
Other current assets	14.6	2.0	(36.4)	(18.1)
Net Cash Provided by Operating Activities	288.4	237.6	732.2	615.7

Cash Flows from Investing Activities
Capital expenditures	(434.2)	(35.3)	(709.8)	(144.9)
Proceeds from disposal of assets, net	94.7	2.3	297.7	60.3
Proceeds from TODCO stock sales, net	-	-	-	271.9
Joint ventures and other investments, net	0.5	-	0.5	4.5
Net Cash Provided by (Used in) Investing Activities	(339.0)	(33.0)	(411.6)	191.8

Cash Flows from Financing Activities
Net proceeds from issuance of debt and borrowings under credit facilities	1,900.0	-	1,900.0	-
Repayments of debt	-	(592.4)	-	(880.2)
Net proceeds from issuance of ordinary shares under stock-based compensation plans	0.7	36.7	66.8	196.1
Proceeds from issuance of ordinary shares upon exercise of warrants	-	6.0	-	10.6
Repurchase of ordinary shares	(1,750.4)	-	(2,350.5)	-
Release of escrow funds - Nautilus lease financing	29.6	-	29.6	-
Decrease in cash dedicated to debt service	-	-	-	12.0
Other, net	(4.4)	(0.6)	(4.8)	(0.5)
Net Cash Provided by (Used in) Financing Activities	175.5	(550.3)	(358.9)	(662.0)

Net Increase (Decrease) in Cash and Cash Equivalents	124.9	(345.7)	(38.3)	145.5
Cash and Cash Equivalents at Beginning of Period	282.2	942.5	445.4	451.3
Cash and Cash Equivalents at End of Period	$407.1	$596.8	$407.1	$596.8

See accompanying notes.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1―Nature of Business and Principles of Consolidation

Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells. We contract our drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. We also provide additional services, including integrated services. At September 30, 2006, we owned, had partial ownership interests in or operated 82 mobile offshore and barge drilling units. As of this date, our fleet consisted of 33 High-Specification semisubmersibles and drillships (“floaters”), 20 Other Floaters, 25 Jackup Rigs and four Other Rigs.

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

Note 2―Summary of Significant Accounting Policies

Basis of Presentation—Our accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements. The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any future period. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Capitalized Interest—We capitalize interest costs for qualifying construction and upgrade projects. We capitalized interest costs on construction work in progress of $5.0 million and $7.4 million for the three and nine months ended September 30, 2006, respectively. There was no capitalized interest for the three and nine months ended September 30, 2005.

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

We adopted SFAS 123(R) using the modified prospective method (“Prospective Method”), which requires the application of SFAS 123(R) as of January 1, 2006. Our consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the application of SFAS 123(R). In accordance with the Prospective Method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the application of SFAS 123(R). Share-based compensation expense for the three and nine months ended September 30, 2006 was $4.8 million ($4.6 million, net of tax) and $12.8 million ($12.0 million, net of tax), respectively, while the expense for the three and nine months ended September 30, 2005 was $6.2 million ($4.5 million, net of tax) and $12.1 million ($9.8 million, net of tax), respectively.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Additionally, SFAS 123(R) requires the estimated forfeiture rate be applied and the cumulative effect determined for all prior periods in which stock-based compensation costs have been recorded. Prior to our adoption of SFAS 123(R), we accounted for forfeitures as they occurred. Upon adopting SFAS 123(R), we estimated expected forfeitures over the life of each individual award and have included the impact of these expected forfeitures in our stock-based compensation expense for the three and nine months ended September 30, 2006 in addition to all prior periods on a cumulative basis. The effect of this change is to reverse compensation cost recognized in prior period financial statements for awards that are not expected to vest based upon the expected forfeiture rate. The cumulative effect of applying the expected forfeiture rate has been included in operating and maintenance expense and general and administrative expense, the impact of which had no material effect on our consolidated financial position, results of operations or cash flows.

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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Prior to January 1, 2003, we accounted for share-based awards to employees under the provisions of SFAS 123 using the intrinsic value method prescribed by APB 25 and related interpretations. If compensation expense for grants to employees under our long-term incentive plan prior to January 1, 2003 had been recognized using the fair value method of accounting under SFAS 123, net income and earnings per share for the three and nine months ended September 30, 2005 would have been reduced to the pro forma amounts indicated below (in millions, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net Income as Reported	$170.4	$564.0
Add back: Stock-based compensation expense included in reported net income, net of related tax effects	4.5	9.8

Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects
Long-Term Incentive Plan	(2.5)	(9.9)
Employee Stock Purchase Plan	(1.1)	(2.7)

Pro Forma Net Income	$171.3	$561.2

Basic Earnings Per Share
As Reported	$0.52	$1.73
Pro Forma	0.52	1.72

Diluted Earnings Per Share
As Reported	$0.50	$1.68
Pro Forma	0.51	1.67

The above pro forma amounts are not indicative of future pro forma results. The fair value of each option grant under our long-term incentive plan was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Dividend yield	-	-
Expected price volatility range	36%	26%-51%
Risk-free interest rate range	3.92%	2.86%-4.07%
Expected life of options (in years)	4.67	4.40
Weighted-average fair value of options granted	$20.79	$22.01

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

New Accounting Pronouncements—In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. It prescribes a minimum recognition threshold and measurement attribute for recognizing and measuring the benefit of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will be required to adopt this interpretation in the first quarter of fiscal year 2007. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. We will be required to adopt this statement in the first quarter of fiscal year 2008.  Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132-R. This statement requires an entity to recognize in its balance sheet the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. It also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. This statement is effective for fiscal years beginning after December 15, 2006.  We will be required to adopt this statement in the first quarter of fiscal year 2007.  Management is currently evaluating the requirements of SFAS 158 and has not yet determined the impact on the consolidated financial statements.

Reclassifications—Certain reclassifications have been made to prior period amounts to conform with the current period’s presentation. These reclassifications did not have a material effect on the consolidated financial statements.

Note 3―Drilling Fleet Expansion, Upgrades and Acquisition

Expansion and Upgrades—Capital expenditures, including capitalized interest, totaled $709.8 million during the nine months ended September 30, 2006 and include $422.1 million spent on the construction of three enhanced Enterprise-class drillships and $95.1 million spent on two Sedco 700-series rig upgrades.

In June 2006, we were awarded a contract for the construction of our second enhanced Enterprise-class drillship with an estimated total capital expenditure of approximately $615 million, excluding capitalized interest. Construction is expected to begin in 2007 and continue into 2009.

In August 2006, we were awarded a contract for the construction of our third enhanced Enterprise-class drillship with an estimated total capital expenditure of approximately $670 million, excluding capitalized interest. This includes approximately $40 million for a second blow out preventer and other equipment not included in the original costs of the other two enhanced Enterprise-class drillships. Construction is expected to begin in 2008 and continue into 2009.

Acquisition—In May 2005, we purchased for $42.5 million the semisubmersible rig M.G. Hulme, Jr., which we had previously operated under a lease arrangement.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4―Asset Dispositions

In September 2006, we completed the sale of the tender rig Searex X for net proceeds of $33.5 million and recognized a gain on the sale of $28.4 million ($0.09 per diluted share), which had no tax effect.

In August 2006, we completed the sale of the tender rig W.D. Kent for net proceeds of $18.0 million and recognized a gain on the sale of $15.3 million ($14.0 million, or $0.04 per diluted share, net of tax).

In June 2006, we completed the sale of the semisubmersible rig Transocean Explorer for net proceeds of $101.0 million and recognized a gain on the sale of $97.0 million ($0.29 per diluted share), which had no tax effect.

In May 2006, we completed the sale of the drilling barge Searex XII for net proceeds of $19.1 million and recognized a gain on the sale of $13.7 million ($0.04 per diluted share), which had no tax effect.

In March 2006, we completed the sale of a platform rig for net proceeds of $10.1 million and recognized a gain on the sale of $2.7 million ($1.1 million, net of tax).

In February 2006, we completed the sale of the drillship Peregrine III for net proceeds of $78.7 million and recognized a gain on the sale of $61.8 million ($40.2 million, or $0.12 per diluted share, net of tax).

During the nine months ended September 30, 2006, we sold and disposed of certain other assets for net proceeds of approximately $37.3 million. We recognized a net gain on such sales and disposals of $3.4 million ($2.1 million, net of tax).

In January 2005, we completed the sale of the semisubmersible rig Sedco 600 for net proceeds of $24.9 million and recognized a gain on the sale of $18.8 million ($0.06 per diluted share), which had no tax effect.

In June 2005, we completed the sale of the jackup rig Transocean Jupiter and a land rig for net proceeds of $23.5 million and recognized a gain on the sale of $14.0 million ($9.1 million, or $0.03 per diluted share, net of tax). During the nine months ended September 30, 2005, we sold and disposed of certain other assets for net proceeds of approximately $11.9 million. We recognized a net gain on such sales and disposals of $1.4 million ($1.2 million, net of tax).

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

Note 6―Repurchase of Ordinary Shares

In the third quarter of 2006, we repurchased and retired $1.75 billion of our ordinary shares, which amounted to approximately 24.4 million ordinary shares at an average purchase price of $71.67 per share.

In the second quarter of 2006, we repurchased and retired $400 million of our ordinary shares, which amounted to approximately 5.2 million ordinary shares at an average purchase price of $76.23 per share.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In the first quarter of 2006, we repurchased and retired $200 million of our ordinary shares, which amounted to approximately 2.6 million ordinary shares at an average purchase price of $77.54 per share.

Total consideration paid to repurchase the shares was recorded in shareholders’ equity as a reduction in ordinary shares and additional paid-in capital. Such consideration was funded with existing cash balances, borrowings under our Revolving Credit Facility and our Term Credit Facility and proceeds from the issuance of our Floating Rate Notes (see Note 8—Debt).

In May 2006, our board of directors authorized an increase in the overall amount of ordinary shares which may be repurchased under our share repurchase program from $2.0 billion to $4.0 billion. At September 30, 2006, we had authority to repurchase an additional $1.25 billion of our ordinary shares under the program (see Note 15—Subsequent Events).

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

The estimated annual effective tax rate for the nine months ended September 30, 2006 was based on estimated 2006 annual income before income taxes and minority interest, after adjusting for certain items such as gains on rig sales. The estimated annual effective tax rate for the nine months ended September 30, 2005 was based on estimated 2005 annual income before income taxes and minority interest, after adjusting for certain items such as a portion of net gains on sales of assets, items related to the disposition of TODCO and losses on retirements of debt.

Our income tax returns are subject to review and examination in the various jurisdictions in which we operate. We are currently contesting various tax assessments. We accrue for income tax contingencies that we believe are probable exposures.

Our 2002, 2003, 2004 and 2005 U.S. federal income tax returns are currently under examination by the U.S. Internal Revenue Service (“IRS”) and our 2001 U.S. federal income tax return remains open for examination. In April 2006, we received from the IRS examination reports setting forth proposed increases to the U.S. federal taxable income reported for the period 2001-2003 which would reduce our net operating losses by approximately $99 million and result in a cash tax payment of approximately $0.3 million of alternative minimum tax. In September 2006, the IRS formally withdrew certain of the proposed adjustments. The remaining adjustments would reduce our net operating losses by approximately $44 million and result in no cash tax payment. We believe our returns are materially correct as filed, and we intend to vigorously defend against any proposed changes. While we cannot predict or provide assurance as to the final outcome, we do not expect the ultimate settlement of any liability resulting from any examination to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In April 2006, we received notice from the Norwegian tax authorities regarding their intent to propose adjustments to taxable income for the tax years 1999, 2001 and 2002. These proposed assessments could result in an increase in tax of approximately $260 million, plus interest and the authorities further indicated they intend to impose penalties, which could range from 15 to 60 percent of the assessments. The anticipated assessments relate to restructuring transactions undertaken in 2001 and 2002. The Norwegian tax authorities initiated inquiries in September 2004 related to the restructuring transactions and a separate dividend payment made during 2001. In February 2005, we filed a response to these inquiries. In March 2005, pursuant to court orders, the Norwegian tax authorities took action to obtain additional information regarding these transactions. We have continued to respond to information requests from the Norwegian authorities and filed a formal protest to the proposed assessment in June 2006. We also believe the Norwegian authorities are contemplating a tax assessment of approximately $100 million on the dividend, plus interest and a penalty, which could range from 15 to 60 percent of the assessment. Norwegian civil tax and criminal authorities continue to investigate the restructuring transactions and dividend. We plan to vigorously contest any assertions by the Norwegian authorities in connection with the restructuring transactions or dividend. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Note 8―Debt

Debt, net of unamortized discounts, premiums and fair value adjustments, is comprised of the following (in millions):

	September 30, 2006	December 31, 2005

Term Credit Facility, due August 2008	$900.0	$-
Floating Rate Notes, due September 2008	1,000.0	-
6.625% Notes, due April 2011	180.8	183.0
7.375% Senior Notes, due April 2018	246.9	246.9
Zero Coupon Convertible Debentures, due May 2020 (put options exercisable May 2008 and May 2013)	17.9	17.5
1.5% Convertible Debentures, due May 2021 (put options exercisable May 2011 and May 2016) (a)	399.9	400.0
8% Debentures, due April 2027	56.8	56.8
7.45% Notes, due April 2027 (put options exercisable April 2007) (b)	95.4	95.3
7.5% Notes, due April 2031	597.7	597.6
Total Debt	3,495.4	1,597.1
Less Debt Due Within One Year (a) (b)	95.4	400.0
Total Long-Term Debt	$3,400.0	$1,197.1
_________________
(a)	The 1.5% Convertible Debentures were classified as debt due within one year at December 31, 2005 since the holders had the option to require us to repurchase the debentures in May 2006.
(b)	The 7.45% Notes are classified as debt due within one year at September 30, 2006 since the holders can exercise their right to require us to repurchase the notes in April 2007.

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

Twelve Months Ending September 30,

2007	$100.0
2008	1,919.0
2009	-
2010	-
2011	565.5
Thereafter	903.8
Total	$3,488.3

Revolving Credit Facility—In May 2006, we increased the credit limit on the facility under our existing Revolving Credit Agreement dated July 8, 2005 (“Revolving Credit Facility”) from $500.0 million to $1.0 billion and extended the maturity date by one year from July 2010 to July 2011. At September 30, 2006, we had no amounts outstanding under this credit line and $1.0 billion remained available under this facility.

Term Credit Facility—In August 2006, we entered into a two-year term credit facility under the Term Credit Agreement dated August 30, 2006 (“Term Credit Facility”). Under the terms of the Term Credit Facility, we may request borrowings up to $1.0 billion over the first six months of the term. At that time, any unused capacity is cancelled. Once repaid, the funds cannot be reborrowed. At our election, borrowings may be made under the Term Credit Facility at either (i)  the base rate, determined as the greater of (a) the prime loan rate and (b) the sum of the weighted average overnight federal funds rate plus 50 basis points, or (ii)  the London Interbank Offered Rate (“LIBOR”) plus 30 basis points, based on current credit ratings. We pay, based on current credit ratings, and as applicable, a fee of 6.5 basis points per annum on the daily amount of the unused commitments under the Term Credit Facility. At September 30, 2006, we had $900 million drawn at an interest rate of 5.66 percent, and $100 million remained available under this facility.

Floating Rate Notes—In September 2006, we issued $1.0 billion aggregate principal amount of floating rate notes, due September 2008 (“Floating Rate Notes”). We are required to pay interest on the Floating Rate Notes on March 5, June 5, September 5 and December 5 of each year, beginning on December 5, 2006. The per annum interest rate on the Floating Rate Notes is equal to the three month LIBOR, reset on each payment date, plus 20 basis points. We may redeem some or all of the notes at any time after September 2007 at a price equal to 100 percent of the principal amount plus accrued and unpaid interest, if any. At September 30, 2006, $1.0 billion principal amount of these notes was outstanding at an interest rate of 5.59 percent.

Debt Redemptions and Repayments—Holders of our 1.5% Convertible Debentures, due May 15, 2021 had the option to require us to repurchase their debentures in May 2006; however, no holders exercised such right. In May 2006, holders of $101,000 aggregate principal amount converted their debentures into ordinary shares at a conversion rate of 13.8627 ordinary shares per $1,000 debenture, resulting in the issuance of 1,399 ordinary shares.

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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In July 2005 and in conjunction with entering into the Revolving Credit Facility, we terminated our then existing $800.0 million, five-year revolving credit agreement and recognized a loss on the termination of this agreement of $0.8 million in the third quarter of 2005.

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

Note 9—Interest Rate Swaps

In 2003, we terminated all our outstanding interest rate swaps, which were designated as fair value hedges, and recognized $173.5 million as a fair value adjustment to the underlying long-term debt in our consolidated balance sheet. We amortize this amount as a reduction to interest expense over the remaining life of the underlying debt. During the three and nine months ended September 30, 2006, such reduction amounted to $0.8 million and $2.3 million ($0.01 per diluted share), respectively. During the three and nine months ended September 30, 2005, such reduction amounted to $1.3 million and $8.3 million ($0.02 per diluted share), respectively. As a result of the redemption of our 6.95% Senior Notes in March 2005, we recognized $13.2 million ($0.08 per diluted share) of the unamortized fair value adjustment, which had no tax effect, as a reduction to our loss on redemption of debt (see Note 8—Debt). At September 30, 2006 and December 31, 2005, the remaining balance to be amortized was $15.6 million and $17.9 million, respectively, and related to the 6.625% Notes, due April 2011.

At September 30, 2006, we had no outstanding interest rate swaps.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10―Earnings Per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Numerator for Basic Earnings per Share
Net Income for basic earnings per share	$309.0	$170.4	$764.2	$564.0

Numerator for Diluted Earnings per Share
Net Income	$309.0	$170.4	$764.2	$564.0
Add back interest expense on the 1.5% convertible debentures	1.6	1.6	4.7	4.7
Net Income for diluted earnings per share	$310.6	$172.0	$768.9	$568.7

Denominator for Diluted Earnings per Share
Weighted-average shares outstanding for basic earnings per share	312.0	328.9	320.3	326.2
Effect of dilutive securities:
Employee stock options and unvested stock grants	3.3	3.6	3.7	4.0
Warrants to purchase ordinary shares	2.6	2.8	2.8	2.8
1.5% convertible debentures	5.5	5.5	5.5	5.5
Adjusted weighted-average shares and assumed conversions for diluted earnings per share	323.4	340.8	332.3	338.5

Basic Earnings Per Share
Net Income	$0.99	$0.52	$2.39	$1.73

Diluted Earnings Per Share
Net Income	$0.96	$0.50	$2.31	$1.68

Ordinary shares subject to issuance pursuant to the conversion features of the Zero Coupon Convertible Debentures are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share because the effect of including those shares is anti-dilutive for all periods presented.

Note 11―Contingencies

Legal Proceedings—Several of our subsidiaries have been named, along with numerous unaffiliated defendants, in several complaints that have been filed in the Circuit Courts of the State of Mississippi involving over 700 persons that allege personal injury arising out of asbestos exposure in the course of their employment by some of these defendants between 1965 and 1986. The complaints also name as defendants certain of TODCO's subsidiaries to whom we may owe indemnity. Further, the complaints name other unaffiliated defendant companies, including companies that allegedly manufactured drilling related products containing asbestos. The complaints allege that the defendant drilling contractors used those asbestos-containing products in offshore drilling operations, land based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability, and claims authorized under the Jones Act. The plaintiffs generally seek awards of unspecified compensatory and punitive damages. The trial court has ordered that the plaintiffs provide additional information regarding their employment histories. We have not yet had an opportunity to conduct extensive discovery nor have we been able to determine the number of plaintiffs that were employed by our subsidiaries or otherwise have any connection with our drilling operations. We intend to defend ourselves vigorously and, based on the limited information available to us at this time, we do not expect the liability, if any, resulting from these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In 1990 and 1991, two of our subsidiaries were served with various assessments collectively valued at approximately $10 million from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services. We believe that neither subsidiary is liable for the taxes and have contested the assessments in the Brazilian administrative and court systems. We have received several adverse rulings by various courts with respect to a June 1991 assessment, which is valued at approximately $9 million. We are continuing to challenge the assessment and filed a writ of mandamus to stay execution of a related tax foreclosure proceeding. The government is currently attempting to enforce the judgment on this assessment and the amount claimed is approximately $24 million, which exceeds the amount we believe is at issue. We received a favorable ruling in connection with a disputed August 1990 assessment, and the government has lost what is expected to be its final appeal with respect to that ruling. We also are awaiting a ruling from the Taxpayer's Council in connection with an October 1990 assessment. If our defenses are ultimately unsuccessful, we believe that the Brazilian government-controlled oil company, Petrobras, has a contractual obligation to reimburse us for municipal tax payments. We do not expect the liability, if any, resulting from these assessments to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

We have a dispute with TODCO concerning payment to us under our tax sharing agreement with TODCO for the tax benefit that TODCO derives from exercises of options to purchase our ordinary shares held by employees of TODCO. An arbitration proceeding that was initiated in January 2006 continues and is expected to be concluded during the fourth quarter of 2006. We are seeking payment of the amount of tax benefits derived from exercises of options to purchase our ordinary shares by employees of TODCO who were not on the payroll of TODCO at the time of exercise and a declaration that TODCO pay us for the benefit derived from such exercises in the future. TODCO is seeking to avoid such payment and is asking that the entire tax sharing agreement be voided. TODCO filed suit in January 2006 in state district court in Houston seeking to set aside the arbitration provision and to void the entire tax sharing agreement. The state district court denied TODCO’s claim that the arbitration clause is unenforceable, compelled arbitration of the remaining claims asserted in the lawsuit, and stayed the lawsuit until the arbitration proceeding is concluded. We believe TODCO owes us approximately $22.3 million, exclusive of interest, based on options exercised through September 30, 2006 and $2.8 million in payments already made by TODCO through September 30, 2006. We do not believe TODCO’s attempts to void the tax sharing agreement have merit. We do not expect the outcome of this matter to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We are involved in a number of other lawsuits, all of which have arisen in the ordinary course of our business. We do not expect the liability, if any, resulting from these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows. We are also involved in various tax matters (see Note 7—Income Taxes).

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Legal Matters—In the third quarter of 2006, we received tax assessments of approximately $100 million from the state tax authorities of Rio de Janeiro in Brazil against one of our Brazilian subsidiaries for customs taxes on equipment imported into the state in connection with our operations. The assessments resulted from a preliminary finding by these authorities that our subsidiary’s record keeping practices were deficient. We continue to review documents related to the assessments, and while our review is not complete, we currently believe that the substantial majority of these assessments are without merit. We filed an initial response with the Rio de Janeiro tax authorities on September 9, 2006 refuting these additional tax assessments. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Retained Risk—We retain the risk through self-insurance and our wholly-owned captive insurance company for the deductible portion of our insurance coverage as well as losses due to hurricanes in the U.S. Gulf of Mexico in excess of $250 million in aggregate annually, except in the case of a total loss of a rig where the annual limit is approximately $300 million in aggregate. In the opinion of management, adequate accruals have been made based on known and estimated exposures up to the deductible portion of our insurance coverages.

Letters of Credit and Surety Bonds—We had letters of credit outstanding totaling $401.7 million and $313.8 million at September 30, 2006 and December 31, 2005, respectively. These letters of credit guarantee various contract bidding and performance activities under various uncommitted lines provided by several banks.

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations. Surety bonds outstanding totaled $6.4 million and $8.0 million at September 30, 2006 and December 31, 2005, respectively.

Note 12―Stock-Based Compensation

We have a long-term incentive plan for executives, key employees and outside directors (the “Incentive Plan”). Under the Incentive Plan, awards can be granted in the form of stock options, restricted shares, deferred units, stock appreciation rights (“SARs”) and cash performance awards. Such awards include traditional time-vesting awards (“time-based vesting awards”) and awards that are earned based on the achievement of certain performance criteria (“performance-based awards”). Our executive compensation committee of our board of directors determines the terms and conditions of the awards under the Incentive Plan. Options issued to date under the Incentive Plan have a 10-year term. Time-based vesting awards typically vest in three equal annual installments beginning on the first anniversary date of the grant. Performance-based awards issued to date under the Incentive Plan have a two-year performance period with the number of options, shares or deferred units earned being determined following the completion of the performance period (the “determination date”) at which time one-third of the options, shares or deferred units vest. Additional vesting occurs on January 1 of the two subsequent years following the determination date. As of September 30, 2006, we were authorized under the Incentive Plan to grant awards covered by up to (i) 22.9 million ordinary shares, which includes up to 6.0 million restricted shares, to employees and (ii) 0.6 million ordinary shares to outside directors.

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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

As of September 30, 2006, total unrecognized compensation costs related to all unvested share-based awards totaled $41.1 million, which is expected to be recognized over a weighted average period of 2.5 years.

Time-Based Vesting Awards

Stock Options—The following table summarizes vested and unvested time-based vesting stock option (“time-based options”) activity under the Incentive Plan during the period ended September 30, 2006:

	Number of Shares Under Option	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	6,312,707	$29.43

Exercised	(1,248,079)	29.85
Forfeited	(480)	55.98
Outstanding at March 31, 2006	5,064,148	29.32	4.23	$259.7

Granted	2,270	81.45
Exercised	(683,863)	34.97
Forfeited	(12)	29.61
Outstanding at June 30, 2006	4,382,543	28.46	4.06	$224.9

Exercised	(27,743)	33.10
Forfeited	(322)	46.80
Outstanding at September 30, 2006	4,354,478	$28.43	3.81	$193.1

Vested or expected to vest as of September 30, 2006	4,347,867	$28.43	3.81	$192.8
Exercisable at September 30, 2006	4,268,694	$28.51	3.79	$189.0

Time-based options expected to vest in the table above include options that have not time vested, where the amount is net of a discount for our estimated termination related forfeitures. No time-based options were granted during the three and nine months ended September 30, 2005. The total pretax intrinsic value of time-based options exercised during the three and nine months ended September 30, 2006 was $1.1 million and $95.5 million, respectively. The total pretax intrinsic value of time-based options exercised during the three and nine months ended September 30, 2005 was $37.0 million and $169.1 million, respectively.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes unvested time-based option activity under the Incentive Plan during the period ended September 30, 2006:

	Number of Shares Under Option	Weighted-Average Grant-Date Fair Value per Share
Unvested at January 1, 2006	184,998	$8.16

Vested	(79,143)	8.55
Unvested at March 31, 2006	105,855	7.87

Granted	2,270	32.01
Vested	(14,000)	7.32
Forfeited	(7)	14.12
Unvested at June 30, 2006	94,118	9.62

Vested	(8,334)	7.72
Unvested at September 30, 2006	85,784	$9.81

The total grant-date fair value of time-based options vested during the three and nine months ended September 30, 2006 was $0.1 million and $0.9 million, respectively. There were 435,657 and 542,576 time-based options that vested during the three and nine months ended September 30, 2005, respectively. The total grant-date fair value of time-based options that vested during the three and nine months ended September 30, 2005 was $5.3 million and $6.2 million, respectively.

Restricted Ordinary Shares—The following table summarizes unvested share activity for time-based vesting restricted ordinary shares (“time-based shares”) granted under the Incentive Plan during the period ended September 30, 2006:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested at January 1, 2006	46,940	$42.36

Granted	8,400	69.39
Vested and distributed	(6,719)	43.51
Unvested at March 31, 2006	48,621	47.13

Granted	1,575	82.36
Forfeited	(433)	28.12
Unvested at June 30, 2006	49,763	48.42

Granted	359,254	78.60
Vested and distributed	(11,370)	34.98
Forfeited	(2,914)	75.54
Unvested at September 30, 2006	394,733	$76.07

There were 12,866 and 33,016 time-based shares granted during the three and nine months ended September 30, 2005, with a weighted-average grant-date fair value of $56.34 and $48.51 per share, respectively. The total grant-date fair value of time-based shares that vested during the three and nine months ended September 30, 2006 was $0.4 million and $0.7 million, respectively. There were 12,359 time-based shares that vested during the three and nine months ended September 30, 2005 with a total grant-date fair value of $0.3 million.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Deferred Units—A deferred unit is a unit that is equal to one ordinary share but has no voting rights until the underlying ordinary shares are issued. The following table summarizes unvested activity for time-based vesting deferred units (“time-based units”) granted under the Incentive Plan during the period ended September 30, 2006:

	Number of Units	Weighted-Average Grant-Date Fair Value per Share
Unvested at January 1 and March 31, 2006	30,776	$37.48

Granted	13,527	88.83
Vested	(12,288)	35.57
Unvested at June 30, 2006	32,015	59.90

Granted	27,440	78.61
Vested and distributed	(2,001)	37.77
Unvested at September 30, 2006	57,454	$69.61

No time-based units were granted during the three months ended September 30, 2005. There were 18,600 time-based units granted during the nine months ended September 30, 2005, with a weighted-average grant-date fair value of $45.02 per share. The total grant-date fair value of the time-based units vested during the three and nine months ended September 30, 2006 was $0.1 million and $0.5 million, respectively. No time-based units vested during the three months ended September 30, 2005.  There were 6,080 time-based units vested during the nine months ended September 30, 2005. The total grant-date fair value of the time-based units vested was $0.2 million for the nine months ended September 30, 2005.

SARs—The following table summarizes time-based vesting SARs activity under the Incentive Plan during the period ended September 30, 2006:

	Number of SARs	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	50,976	$35.43

Exercised	(12,690)	33.18
Outstanding at March 31, 2006	38,286	36.18	2.79	$1.7

Exercised	(3,700)	38.46
Outstanding at June 30, 2006	34,586	35.94	2.50	$1.5

Cancelled	(2,000)	28.00
Outstanding at September 30, 2006	32,586	$36.43	2.39	$1.2

Exercisable at September 30, 2006	32,586	$36.43	2.39	$1.2

No SARs were granted during the three and nine months ended September 30, 2006 and 2005. The total pretax intrinsic value of SARs exercised during the nine months ended September 30, 2006 was $0.8 million. There were 23,955 and 76,517 SARs exercised during the three and nine months ended September 30, 2005, respectively. The total pretax intrinsic value of SARs exercised during the three and nine months ended September 30, 2005 was $0.6 million and $1.3 million, respectively. As of September 30, 2006, all SARs granted under the Incentive Plan are fully vested. During the three and nine months ended September 30, 2005, 5,636 and 6,053 SARs vested, respectively. The total grant-date fair value of SARs vested during the three and nine months ended September 30, 2005 was $0.2 million.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Performance-Based Awards

Stock Options—We granted performance-based stock options (“performance-based options”) that can be earned depending on the achievement of certain performance targets. The number of options earned is quantified upon completion of the performance period at the determination date. The following table summarizes vested and unvested performance-based option activity under the Incentive Plan during the period ended September 30, 2006:

	Number of Shares Under Option	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	1,253,125	$33.19

Exercised	(84,704)	21.20
Outstanding at March 31, 2006	1,168,421	34.06	8.28	$54.4

Exercised	(81,950)	24.41
Forfeited or cancelled	(151,314)	28.12
Outstanding at June 30, 2006	935,157	35.86	8.08	$41.1

Granted	322,613	78.61
Exercised	(132)	21.20
Outstanding at September 30, 2006	1,257,638	$46.83	8.33	$32.6

Vested or expected to vest at September 30, 2006	804,264	$36.22	7.84	$29.4
Exercisable at September 30, 2006	197,305	$24.20	7.21	$9.6

The number of performance-based options expected to vest in the table above includes both (i) options that have reached their determination date but have not time vested, in which case the amount is net of a discount for our estimated termination-related forfeitures, and (ii) option grants that have not reached their determination date, in which case the amount is net of a discount for expected forfeitures based upon our current estimate of the number of options expected to be earned using the performance criteria at the determination date. There were 324,714 performance-based options granted during the three and nine months ended September 30, 2005, with a weighted-average grant-date fair value of $56.34 per share. The total pretax intrinsic value of performance-based options exercised during the three months ended September 30, 2006 was less than $0.1 million. The total pretax intrinsic value of performance-based options exercised during the nine months ended September 30, 2006 was $9.5 million. There were 3,278 and 88,473 performance-based options exercised during the three and nine months ended September 30, 2005, respectively. The total pretax intrinsic value of performance-based options exercised during the three and nine months ended September 30, 2005 was $0.1 million and $2.7 million, respectively.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes unvested performance-based option activity under the Incentive Plan during the period ended September 30, 2006:

	Number of Shares Under Option	Weighted-Average Grant-Date Fair Value per Share
Unvested at January 1, 2006	1,178,535	$13.12

Vested	(166,016)	8.55
Unvested at March 31, 2006	1,012,519	13.87

Vested	(123,485)	11.26
Forfeited or cancelled	(151,314)	11.26
Unvested at June 30, 2006	737,720	14.84

Granted	322,613	30.47
Unvested at September 30, 2006	1,060,333	$19.60

Unvested options include options that have not reached their determination date and thus the number of such options could be reduced due to the performance criteria applied at the determination date. Options forfeited or cancelled include the adjustment of options at the determination date due to the application of the performance criteria. The total grant-date fair value of performance-based options vested during the nine months ended September 30, 2006 was $2.8 million. No performance-based options vested during the three months ended September 30, 2005. During the nine months ended September 30, 2005, 166,013 performance-based options vested, with a total grant-date fair value of $1.4 million.

Restricted Ordinary Shares—We grant performance-based restricted ordinary shares (“performance-based shares”) that can be earned depending on the achievement of certain performance targets. The number of shares earned is quantified upon completion of the performance period at the determination date. The following table summarizes unvested share activity for performance-based shares granted under the Incentive Plan during the period ended September 30, 2006:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested at January 1, 2006	1,242,829	$35.56

2004 Performance-based shares converted to deferred units	(133,932)	28.12
2005 Performance-based shares converted to deferred units	(103,152)	56.34
Vested and distributed	(130,030)	21.20
Forfeited	(2,364)	21.20
Unvested at March 31, 2006	873,351	36.42

Vested and distributed	(118,139)	28.12
Forfeited or cancelled	(149,851)	28.74
Unvested at June 30, 2006	605,361	39.79

Granted	70,935	78.61
Vested and distributed	(869)	22.60
Forfeited	(4,607)	40.65
Unvested at September 30, 2006	670,820	$43.91

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Unvested shares include shares that have not reached their determination date and thus the number of such shares could be reduced due to the performance criteria applied at the determination date. Shares forfeited or cancelled include the adjustment of shares at the determination date due to the application of the performance criteria. There were 406,251 performance-based shares granted during the three and nine months ended September 30, 2005, with a weighted-average grant-date fair value of $56.34 per share. The total grant-date fair value of performance-based shares that vested during the three months ended September 30, 2006 was less than $0.1 million. The total grant-date fair value of performance-based shares that vested during the nine months ended September 30, 2006 was $6.1 million. No performance-based shares vested during the three months ended September 30, 2005. There were 195,670 performance-based shares that vested during the nine months ended September 30, 2005 with a total grant-date fair value of $4.1 million.

Deferred Units—We grant performance-based deferred units (“performance-based units”) that can be earned depending on the achievement of certain performance targets. The number of units earned is quantified upon completion of the performance period at the determination date. The following table summarizes unvested unit activity for performance-based units granted under the Incentive Plan during the period ended September 30, 2006:

	Number of Units	Weighted-Average Grant-Date Fair Value per Share
Unvested at January 1, 2006	91,338	$29.15

2004 Performance-based shares converted to deferred units	133,932	28.12
2005 Performance-based shares converted to deferred units	103,152	56.34
Vested and distributed	(13,790)	21.20
Forfeited	(593)	21.20
Unvested at March 31, 2006	314,039	38.01

Vested and distributed	(45,152)	28.12
Forfeited or cancelled	(64,282)	28.90
Unvested at June 30, 2006	204,605	42.46

Granted	108,215	78.61
Forfeited	(299)	21.20
Unvested at September 30, 2006	312,521	$55.00

Unvested units include units that have not reached their determination date and thus the number of such units could be reduced due to the performance criteria applied at the determination date. Units forfeited or cancelled include the adjustment of units at the determination date due to the application of the performance criteria. There were 109,599 performance-based units granted during the three and nine months ended September 30, 2005, with a weighted-average grant-date fair value of $56.34 per share. The total grant-date fair value of performance-based units that vested during the nine months ended September 30, 2006 was $1.6 million. There were 390 and 15,444 performance-based units that vested during the three and nine months ended September 30, 2005, respectively.  The total grant-date fair value of the performance-based units that vested during the nine months ended September 30, 2005 was $0.3 million. The total grant-date fair value of the performance-based units that vested during the three months ended September 30, 2005 was less than $0.1 million.

Note 13―Stock Warrants

At September 30, 2006, there were 203,900 warrants outstanding to purchase 3,568,250 ordinary shares at an exercise price of $19.00 per share. The warrants expire on May 1, 2009. On March 1, 2006, we issued 333,039 ordinary shares related to a cashless exercise of 25,100 warrants.

Index

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Components of Net Periodic Benefit Cost (a)
Service cost	$5.1	$4.5	$15.3	$13.6
Interest cost	4.8	4.4	14.4	13.3
Expected return on plan assets	(5.0)	(5.1)	(15.1)	(15.4)
Amortization of transition obligation	(0.1)	0.1	0.2	0.2
Amortization of prior service cost	0.1	(1.0)	0.5	(0.6)
Recognized net actuarial losses	0.7	2.1	3.5	4.0
SFAS 88 settlements/curtailments	-	-	-	2.1
Benefit cost	$5.6	$5.0	$18.8	$17.2
______________
(a)	Amounts are before income tax effect.

We expect to contribute approximately $9.7 million to our defined benefit pension plans in 2006, which will be funded from cash flow from operations. During the nine months ended September 30, 2006, we contributed $7.7 million to the defined benefit pension plans.

Postretirement Benefits Other Than Pensions (“OPEB”)—We have several unfunded contributory and noncontributory OPEB plans covering substantially all of our U.S. employees. Net periodic benefit cost for these other postretirement plans included the following components (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Components of Net Periodic Benefit Cost (a)
Service cost	$0.3	$0.4	$0.8	$1.0
Interest cost	0.5	0.5	1.6	1.6
Amortization of prior service cost	(0.6)	(0.6)	(1.7)	(1.7)
Recognized net actuarial losses	0.4	0.4	1.1	1.2
Benefit cost	$0.6	$0.7	$1.8	$2.1
______________
(a)	Amounts are before income tax effect.

We expect to contribute approximately $2.3 million to the other postretirement benefit plans in 2006, which will be funded from cash flow from operations. During the nine months ended September 30, 2006, we contributed $1.9 million to the other postretirement benefit plans.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 15―Subsequent Events

Repurchase of Ordinary Shares—In October 2006, we repurchased and retired $250 million of our ordinary shares, which amounted to approximately 3.5 million ordinary shares at an average purchase price of $71.79 per share. Total consideration was funded with existing cash balances, proceeds from the issuance of the Floating Rate Notes and borrowings under the Term Credit Facility.

Asset Dispositions— In October 2006, we completed the sale of the tender rig Searex IX for net proceeds of approximately $16.0 million and expect to recognize a pre-tax gain on the sale of approximately $14.0 million.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that we or management “anticipates,” “believes,” “budgets,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “predicts” or “projects” a particular result or course of events, or that such result or course of events “could,” “might,” “may,” “scheduled” or “should” occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this quarterly report include, but are not limited to, statements involving contract commencements, contract option exercises, revenues, expenses, results of operations, commodity prices, customer drilling programs, supply and demand, utilization rates, dayrates, contract backlog, planned shipyard projects and rig mobilizations and their effects, newbuild projects and opportunities, the upgrade projects for the Sedco 700-series semisubmersible rigs, other major upgrades, rig reactivations, expected downtime, capital expenditures and insurance proceeds, future activity in the deepwater, mid-water and the shallow and inland water market sectors, market outlook for our various geographical operating sectors, capacity constraints for fifth-generation rigs, rig classes and business segments, effects of new rigs on the market, income related to the TODCO tax sharing agreement, the TODCO tax sharing agreement dispute, uses of excess cash, including ordinary share repurchases, the timing and funding of share repurchases, debt reduction, planned asset sales, including the disposition of the Transocean Wildcat, timing of asset sales, proceeds from asset sales, our effective tax rate, changes in tax laws, treaties and regulations, tax assessments, our other expectations with regard to market outlook, operations in international markets, expected capital expenditures, results and effects of legal proceedings and governmental audits and assessments, adequacy of insurance, liabilities for tax issues, liquidity, cash flow from operations, adequacy of cash flow for our obligations, effects of accounting changes, adoption of accounting policies, pension plan and other postretirement benefit plan contributions and benefit payments and the timing and cost of completion of capital projects. Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to, those described in “Item 1A. Risk Factors” included herein and in our Annual Report on Form 10-K for the year ended December 31, 2005, the adequacy of sources of liquidity, the effect and results of litigation, audits, contingencies and other factors discussed in this quarterly report and in our other filings with the Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

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

Overview

Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells. As of October 31, 2006, we owned, had partial ownership interests in or operated 82 mobile offshore and barge drilling units. As of this date, our fleet included 33 High-Specification semisubmersibles and drillships (“floaters”), 20 Other Floaters, 25 Jackup Rigs and four Other Rigs.

Index

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

Key measures of our total company results of operations and financial condition are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
	(In millions, except average daily revenue and percentages)
Average daily revenue (a)(c)	$146,900	$107,100	$39,800	$132,000	$102,400	$29,600
Utilization (b)(c)	87%	82%	N/A	83%	79%	N/A
Statement of Operations
Operating revenues	$1,025.7	$762.6	$263.1	$2,696.3	$2,120.5	$575.8
Operating and maintenance expense	560.9	438.3	122.6	1,585.2	1,263.6	321.6
Operating income	390.7	203.5	187.2	963.3	531.6	431.7
Net income	309.0	170.4	138.6	764.2	564.0	200.2

	September 30, 2006	December 31, 2005	Change
	(In millions)
Balance Sheet Data (at end of period)
Cash and Cash Equivalents	$407.1	$445.4	$(38.3)
Total Assets	11,178.3	10,457.2	721.1
Total Debt	3,495.4	1,597.1	1,898.3
_____________________
“N/A” means not applicable.

(a)	Average daily revenue is defined as contract drilling revenue earned per revenue earning day. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.
(b)	Utilization is the total actual number of revenue earning days as a percentage of the total number of calendar days in the period.
(c)
Excludes a drillship engaged in scientific geological coring activities, the Joides Resolution, that is owned by a joint venture in which we have a 50 percent interest and is accounted for under the equity method of accounting.

Even with the recent decrease in oil and natural gas prices, we continue to experience strong demand for all of our asset classes, which has resulted in high utilization and historically high dayrates. We are seeing leading dayrates at or near record levels for most rig classes and customer interest for multi-year contracts. Interest in high-specification floaters remains particularly strong.

A shortage of qualified personnel in our industry is driving up compensation costs and suppliers are increasing prices as their backlogs grow. These labor and vendor cost increases, while meaningful, are not expected to be significant in comparison with our expected increase in revenue for 2006 and beyond.

Our revenues for the nine months ended September 30, 2006 increased from the prior year period as a result of increased activity and higher dayrates. Our operating and maintenance expenses for the same period increased primarily as a result of higher labor and rig maintenance costs in connection with such increased activity as well as inflationary cost increases (see “—Operating Results”). In addition, our financial results for the nine months ended September 30, 2006 included the recognition of gains from the sale of six rigs (see “—Liquidity and Capital Resources-Capital Expenditures and Dispositions”). Our financial results for the nine months ended September 30, 2005 included the gain from the disposition of our then remaining investment in TODCO as well as gains from the sale of three rigs, partially offset by a non-cash charge pertaining to a loss on retirement of debt (see “—Operating Results”). Cash decreased during the nine months ended September 30, 2006 primarily as a result of repurchases of our ordinary shares.

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

Significant Events

Discoverer 534 Operational Incident—In August 2006, an operational incident occurred on our deepwater drillship Discoverer 534 during a tropical storm in the South China Sea, which resulted in the loss of approximately 3,900 feet of marine riser and the blowout preventer (“BOP”). No personnel were injured in the incident. The rig had successfully completed a well and was retrieving its marine riser and BOP when operations were suspended due to deteriorating weather conditions. We have since recovered the BOP. The rig is currently undergoing an unrelated planned repair and general maintenance shipyard project and is scheduled to be back in service in April 2007.  The loss of the riser and other costs related to the incident did not have a material effect on our consolidated statement of operations.

Hurricane Damage—In the third quarter of 2005, two of our semisubmersible rigs, the Deepwater Nautilus and the Transocean Marianas, sustained damage during hurricanes Katrina and Rita. During hurricane Katrina, the Deepwater Nautilus sustained damage to its mooring system and lost approximately 3,200 feet of marine riser and a portion of its subsea well control system. The rig was undergoing repairs during hurricane Rita and was set adrift following the failure of a tow line utilized by a towing vessel. Also during hurricane Rita, the Transocean Marianas sustained damage to its mooring system, was forced off its drilling location and was grounded in shallow water. The Deepwater Nautilus was out of service for 24 days in 2005 and 70 days in the first nine months of 2006. The Transocean Marianas was out of service for 95 days in 2005 and 72 days in the first nine months of 2006. Both rigs returned to service in the third quarter of 2006. Operating income for the first nine months of 2006 was negatively impacted by approximately $40 million due to lost revenue and higher operating and maintenance costs on the Deepwater Nautilus and the Transocean Marianas. In addition, we spent approximately $25 million on capital expenditures during the first nine months of 2006 to replace damaged equipment.

Asset Dispositions—In February 2006, we completed the sale of the drillship Peregrine III for net proceeds of $78.7 million and recognized a gain on the sale of $61.8 million. See “—Liquidity and Capital Resources-Capital Expenditures and Dispositions.”

Index

In May 2006, we completed the sale of the drilling barge Searex XII for net proceeds of $19.1 million and recognized a gain on the sale of $13.7 million. See “—Liquidity and Capital Resources-Capital Expenditures and Dispositions.”

In June 2006, we completed the sale of the semisubmersible rig Transocean Explorer for net proceeds of $101.0 million and recognized a gain on the sale of $97.0 million. See “—Liquidity and Capital Resources-Capital Expenditures and Dispositions.”

In August 2006, we completed the sale of the tender rig W.D. Kent for net proceeds of $18.0 million and recognized a gain on the sale of $15.3 million. See “—Liquidity and Capital Resources-Capital Expenditures and Dispositions.”

In September 2006, we completed the sale of the tender rig Searex X for net proceeds of $33.5 million and recognized a gain on the sale of $28.4 million. See “—Liquidity and Capital Resources-Capital Expenditures and Dispositions.”

In October 2006, we completed the sale of the tender rig Searex IX for net proceeds of approximately $16.0 million and expect to recognize a pre-tax gain on the sale of approximately $14.0 million. See “—Liquidity and Capital Resources-Capital Expenditures and Dispositions.”

Repurchase of Ordinary Shares—In the first quarter of 2006, we repurchased and retired $200 million of our ordinary shares. In the second quarter of 2006, we repurchased and retired $400 million of our ordinary shares. In the third quarter of 2006, we repurchased and retired $1.75 billion of our ordinary shares. In October 2006, we repurchased and retired $250 million of our ordinary shares. See “—Liquidity and Capital Resources−Sources and Uses of Liquidity.”

Term Credit Facility—In August 2006, we entered into a two-year, $1.0 billion term credit facility under the Term Credit Agreement dated August 30, 2006 (“Term Credit Facility”). See “—Liquidity and Capital Resources-Sources and Uses of Cash.”

Floating Rate Notes—In September 2006, we issued $1.0 billion aggregate principal amount of floating rate notes, due September 2008 ( “Floating Rate Notes”). See “—Liquidity and Capital Resources-Sources and Uses of Cash.”

Tax Matters—In April 2006, we received notice from the Norwegian tax authorities regarding their intent to propose adjustments to taxable income for the tax years 1999, 2001 and 2002. These proposed assessments could result in an increase in tax of approximately $260 million plus interest, and the authorities further indicated they intend to impose penalties, which could range from 15 to 60 percent of the assessments. The anticipated assessments relate to restructuring transactions undertaken in 2001 and 2002. See “—Outlook−Tax Matters.”

Outlook

Drilling Market—We continue to experience strong demand for our fleet. We are experiencing historically high dayrates and generally longer contract durations across all categories of our fleet, resulting in a contract backlog at October 31, 2006 of approximately $20.2 billion, up from approximately $19.4 billion at July 31, 2006. While oil prices historically have been a key driver for offshore drilling demand, the recent decline in oil prices during the third quarter of 2006 does not appear to have had a negative effect on demand for our rigs. Rig demand continues to outpace supply, particularly in the deepwater sector.

So far this year we have been awarded three newbuild construction contracts for deepwater rigs with durations ranging from three to five years and we continue to pursue other potential newbuild opportunities with multi-year contract durations. In March 2006, we were awarded a five-year contract for the construction of an enhanced Enterprise-class drillship, to be named the Discoverer Clear Leader, with an estimated total capital expenditure of approximately $600 million, excluding capitalized interest. We currently expect this rig to begin operations in the U.S. Gulf of Mexico in approximately the second quarter of 2009, after construction in South Korea followed by sea trials, mobilization to the U.S. Gulf of Mexico and customer acceptance.

Index

In June 2006, we were awarded a four-year contract for the construction of another enhanced Enterprise-class drillship, with an estimated total capital expenditure of approximately $615 million, excluding capitalized interest. We currently expect this rig to begin operations in the U.S. Gulf of Mexico in approximately mid-2009, after construction in South Korea followed by sea trials, mobilization to the U.S. Gulf of Mexico and customer acceptance.

In August 2006, we were awarded a contract for the construction of a third enhanced Enterprise-class drillship with an estimated total capital expenditure of approximately $670 million, excluding capitalized interest. This includes approximately $40 million for a second blow out preventer and other equipment not included in the original costs of the other two enhanced Enterprise-class drillships. The client may elect by September 2007 to convert the term of the contract from five years to three years. We currently expect this rig to begin operations in the U.S. Gulf of Mexico in approximately the first quarter of 2010, after construction in South Korea followed by sea trials, mobilization to the U.S. Gulf of Mexico and customer acceptance.

We have been successful in building contract backlog within our High-Specification Floaters fleet with 22 of our 37 current and future High-Specification Floaters, including the three newbuilds and the two Sedco 700-series rig upgrades, contracted into or beyond 2010 as of October 31, 2006. These 22 units also include 12 of our 16 current and future Fifth-Generation Deepwater Floaters. Our total contract backlog of approximately $20.2 billion as of October 31, 2006 includes an estimated $14.7 billion of backlog represented by our High-Specification Floaters. We continue to believe that the long-term outlook for deepwater capable rigs is favorable and expect to see strong demand in the Gulf of Mexico, West Africa and India. Successful drilling efforts in the lower tertiary trend of the U.S. Gulf of Mexico and emerging locations like the South China Sea and southern Gulf of Mexico support the prospects for an extended deepwater drilling cycle. As of October 31, 2006, none of our High-Specification Floater fleet contract days are uncommitted for the remainder of 2006, while approximately one percent, six percent and 21 percent are uncommitted in 2007, 2008 and 2009, respectively.

Our Other Floaters fleet, comprised of 19 semisubmersible rigs, is largely committed to contracts that extend into 2007, and we are seeing some customer demand for these units for 2008. This fleet continues to benefit from improving activity levels in all regions. We are seeing dayrates that are higher than those seen at the beginning of the year. This is evidenced by new contracts with dayrates for the Sedco 601 at $406,000 and Transocean Legend at $435,000. In the U.K. sector of the North Sea, we completed the reactivation of the previously idle Transocean Winner and Transocean Prospect in August 2006 and September 2006, respectively, both of which are supported by multi-year contracts. We have also commenced the reactivation of the C. Kirk Rhein, Jr., which has been awarded a two-year contract in India at a $340,000 dayrate and is now expected to commence operations in the first quarter of 2007. The sale of the Transocean Explorer was completed in the second quarter of 2006 and the sale of the Transocean Wildcat is scheduled to be completed in the fourth quarter of 2006. As of October 31, 2006, none of our Other Floater fleet contract days are uncommitted for the remainder of 2006, while approximately 13 percent, 44 percent and 80 percent are uncommitted in 2007, 2008 and 2009, respectively.

The outlook for activity for the Jackup market sector remains strong. We were recently awarded a minimum 400-day contract extension for the Trident VI at a dayrate of $193,100 and a one-year contract extension for the Trident IX at a dayrate of $210,000. We expect to remain at or near full utilization for our Jackup fleet in the near term. We believe that Asia, the Middle East and West Africa will remain sources of strong demand for jackup rigs in the near-to-intermediate-term. As of October 31, 2006, none of our Jackup fleet contract days are uncommitted for the remainder of 2006, while approximately six percent, 43 percent and 68 percent are uncommitted in 2007, 2008 and 2009, respectively.

We anticipate continued revenue growth during the fourth quarter of 2006, supported by higher average dayrates and improving fleet activity. Quarterly operating and maintenance expenses for the final quarter of 2006 are expected to be marginally less than those of the third quarter. However such quarterly expenses are subject to variability depending on the timing of shipyard programs and major maintenance projects, performance of the U.S. dollar, inflationary costs and other factors.

Index

Out of service time in the fourth quarter of 2006 is expected to be in line with the level incurred in the third quarter of 2006. The decrease in the expected out of service time related to the recent reactivation of the Transocean Winner and Transocean Prospect is likely to be offset by the expected increase in out of service time in the fourth quarter of 2006 related to the mobilization of the Deepwater Expedition from Brazil to Egypt, the mobilization of the Jack Bates from Australia to the Gulf of Mexico and the commencement of shipyard projects for four of our jackups in India.

We expect a continued increase in revenue in 2007 due largely to commencement of new contracts with higher dayrates. The scheduled commencement of the Sedco 702 contract at the end of the rig’s deepwater upgrade shipyard project is also expected to contribute to higher revenue in 2007. We also expect an increase in integrated services revenue following the anticipated commencement of five integrated services contracts in the fourth quarter of 2006 and early part of 2007.

We expect industry inflation in 2007 to continue to affect operating and maintenance costs, resulting in increased operating costs as well as increased shipyard and major maintenance program expenditures. Costs in 2007 are also expected to further increase as a result of the five integrated services contracts discussed above. This increase is expected to be partially offset by lower shipyard and mobilization expenses, as our 2007 out of service time is currently expected to decrease by approximately 20 percent compared to 2006, chiefly due to the completed reactivations of the Transocean Prospect, Transocean Winner and the expected completion of the reactivation of the C. Kirk Rhein, Jr. in 2006. Finally, we plan to invest in a number of recruitment and personnel development initiatives with a view to preparing the manning of the crews of the two deepwater upgrades and three newbuild rigs.

We expect that a number of fixed-price contract options will be exercised by our customers, which will preclude us from taking full advantage of increased market rates for rigs subject to these contract options. We have eight existing contracts with fixed-priced or capped options for dayrates that we believe are less than current market dayrates. Well-in-progress or similar provisions in our existing contracts may delay the start of higher dayrates in subsequent contracts and some of the delays have been and could be significant.

The offshore contract drilling market remains highly competitive and cyclical, and it has been historically difficult to forecast future market conditions. Declines in oil and/or gas prices and other risks may reduce rig demand and adversely affect utilization and dayrates. Major operator and national oil company capital budgets are key drivers of the overall business climate, and these may change within a fiscal year depending on exploration results and other factors. Increased competition for our customers’ drilling budgets could come from, among other areas, land-based energy markets in Africa, Russia, other former Soviet Union States, the Middle East and Alaska. The availability of quality drilling prospects, exploration success, relative production costs, the stage of reservoir development and political and regulatory environments also affect our customers’ drilling campaigns. Additionally, there are a significant number of both floaters and jackups currently being built and additional orders for more rigs to be built could be placed. The addition of rig capacity could have an adverse impact on utilization and/or dayrates.

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

Index

Insurance—We renewed our insurance coverages for 12 months effective May 1, 2006. We currently maintain a $10 million per occurrence insurance deductible on hull and machinery, a $10 million per occurrence deductible on personal injury liability and a $5 million per occurrence deductible on third party property damage. In addition to the per occurrence deductibles described above, we also have aggregate deductibles that are applied to any occurrence in excess of the per occurrence deductible until the aggregate deductible is exhausted. After the aggregate deductible is fully exhausted, the per occurrence deductible continues to apply. Such aggregate deductibles are $20 million in the case of our hull and machinery coverage and $25 million in the case of our personal injury liability and third party property damage coverage. We do not carry insurance for loss of revenue.

Our coverage includes an annual aggregate limit on losses due to hurricanes in the U.S Gulf of Mexico of $250 million, except in the case of a total loss of a rig, where the annual limit is approximately $300 million in aggregate. As a result of these limits, we retain the risk through self-insurance and our wholly-owned captive insurance company for any losses due to hurricanes in excess of these amounts.

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

Our 2002, 2003, 2004 and 2005 U.S. federal income tax returns are currently under examination by the U.S. Internal Revenue Service (“IRS”) and our 2001 U.S. federal income tax return remains open for examination. In April 2006, we received from the IRS, examination reports setting forth proposed increases to the U.S. federal taxable income reported for the period 2001-2003 which would reduce our net operating losses by approximately $99 million and result in a cash tax payment of approximately $0.3 million of alternative minimum tax. In September 2006, the IRS formally withdrew certain of the proposed adjustments. The remaining adjustments would reduce our net operating losses by approximately $44 million and result in no cash tax payment. We believe our returns are materially correct as filed. We intend to vigorously defend against any proposed changes. While we cannot predict or provide assurance as to the final outcome, we do not expect the ultimate settlement of any liability resulting from the examination to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In April 2006, we received notice from the Norwegian tax authorities regarding their intent to propose adjustments to taxable income for the tax years 1999, 2001 and 2002. These proposed assessments could result in an increase in tax of approximately $260 million plus interest, and the authorities further indicated they intend to impose penalties, which could range from 15 to 60 percent of the assessments. The anticipated assessments relate to restructuring transactions undertaken in 2001 and 2002. The Norwegian tax authorities initiated inquiries in September 2004 related to the restructuring transactions and a separate dividend payment made during 2001. In February 2005, we filed a response to these inquiries. In March 2005, pursuant to court orders, the Norwegian tax authorities took action to obtain additional information regarding these transactions. We have continued to respond to information requests from the Norwegian authorities and filed a formal protest to the proposed assessment in June 2006. We also believe the Norwegian authorities are contemplating a tax assessment of approximately $100 million on the dividend, plus interest and a penalty, which could range from 15 to 60 percent of the assessment. Norwegian civil tax and criminal authorities continue to investigate the restructuring transactions and dividend. We plan to vigorously contest any assertions by the Norwegian authorities in connection with the restructuring transactions or dividend. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Performance and Other Key Indicators

Contract Backlog—The following table reflects our contract backlog as of September 30, 2006, June 30, 2006, and September 23, 2005 and reflects firm commitments only, typically represented by signed contracts. Backlog is indicative of the full contractual dayrate. The amount of actual revenue earned will be different than the amounts shown in the table below due to various factors including shipyard and maintenance projects, other downtime and other factors that result in lower applicable dayrates than the full contractual operating dayrate. Our contract backlog is calculated by multiplying the contracted operating dayrate by the firm contract period, excluding revenues for mobilization, demobilization, contract preparation and customer reimbursables and such amounts are not expected to be significant to our contract drilling revenues.

	September 30, 2006	June 30, 2006	September 23, 2005
	(In millions)
Contract Backlog
High-Specification Floaters	$14,868.5	$13,516.5	$5,093.3
Other Floaters	2,938.1	2,606.8	1,062.6
Jackups	2,066.9	2,237.0	531.8
Other Rigs	79.3	101.0	148.0
Total	$19,952.8	$18,461.3	$6,835.7

Index

Fleet Utilization and Dayrates—The following table shows our average daily revenue and utilization for each of the three months ended September 30, 2006, June 30, 2006 and September 30, 2005. See “—Overview” for a definition of average daily revenue, revenue earning day and utilization.

	Three Months Ended
	September 30, 2006	June 30, 2006	September 30, 2005
Average Daily Revenue
High-Specification Floaters
Fifth-Generation Deepwater Floaters	$246,000	$216,500	$197,100
Other Deepwater Floaters	$222,300	$190,200	$141,700
Other High-Specification Floaters	$181,500	$174,700	$166,300
Total High-Specification Floaters	$226,700	$199,300	$168,800
Other Floaters	$136,800	$118,200	$90,400
Jackups	$83,400	$73,000	$58,900
Other Rigs	$52,400	$47,500	$48,000
Total Drilling Fleet	$146,900	$129,000	$107,100

Utilization
High-Specification Floaters
Fifth-Generation Deepwater Floaters	88%	89%	94%
Other Deepwater Floaters	75%	70%	83%
Other High-Specification Floaters	93%	98%	99%
Total High-Specification Floaters	82%	81%	89%
Other Floaters	86%	74%	68%
Jackups	96%	93%	98%
Other Rigs	76%	62%	51%
Total Drilling Fleet	87%	81%	82%

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of cash during the first nine months of 2006 were our cash flows from operations, proceeds from asset sales, proceeds from the issuance of the Floating Rate Notes, borrowings under our credit facilities and proceeds from the issuance of ordinary shares upon the exercise of stock options. Our primary uses of cash were repurchases of our ordinary shares and capital expenditures. At September 30, 2006, we had $407.1 million in cash and cash equivalents.

	Nine Months Ended September 30,
	2006	2005	Change
	(In millions)
Net Cash from Operating Activities
Net income	$764.2	$564.0	$200.2
Depreciation	302.8	304.0	(1.2)
Other non-cash items	(251.3)	(160.1)	(91.2)
Working capital	(83.5)	(92.2)	8.7
	$732.2	$615.7	$116.5

Index

Net cash provided by operating activities increased by $116.5 million due to more cash generated from net income ($107.8 million) and less cash used for working capital items ($8.7 million).

	Nine Months Ended September 30,
	2006	2005	Change
	(In millions)
Net Cash from Investing Activities
Capital expenditures	$(709.8)	$(144.9)	$(564.9)
Proceeds from disposal of assets, net	297.7	60.3	237.4
Proceeds from TODCO stock sales, net	-	271.9	(271.9)
Other, net	0.5	4.5	(4.0)
	$(411.6)	$191.8	$(603.4)

During the nine months ended September 30, 2006, capital expenditures increased $564.9 million over the corresponding prior year period, primarily due to the construction in progress of three deepwater drillships, the two Sedco 700-series deepwater upgrades and other equipment replaced and upgraded on our existing rigs. The increase in capital expenditures was partially offset by an increase in proceeds from asset sales of $237.4 million. In addition, net cash provided by investing activities decreased as a result of proceeds from TODCO stock sales of $271.9 million for the nine months ended September 30, 2005, with no comparable activity for the corresponding period in 2006.

	Nine Months Ended September 30,
	2006	2005	Change
	(In millions)
Net Cash from Financing Activities
Net proceeds from issuance of debt and borrowings under credit facilities	$1,900.0	$-	$1,900.0
Repayments of debt	-	(880.2)	880.2
Net proceeds from issuance of ordinary shares under stock-based compensation plans	66.8	196.1	(129.3)
Proceeds from issuance of ordinary shares upon exercise of warrants	-	10.6	(10.6)
Repurchase of ordinary shares	(2,350.5)	-	(2,350.5)
Release of escrow funds - Nautilus lease financing	29.6	-	29.6
Decrease in cash dedicated to debt service	-	12.0	(12.0)
Other, net	(4.8)	(0.5)	(4.3)
	$(358.9)	$(662.0)	$303.1

Net cash used in financing activities decreased during the nine months ended September 30, 2006, as the repurchase and retirement of $2.35 billion of our ordinary shares was partially offset by the issuance of $1.0 billion aggregate principal amount of Floating Rate Notes and a draw of $900 million on our Term Credit Facility. See “—Sources and Uses of Liquidity.” During the nine months ended September 30, 2005, we repaid the 7.31% Nautilus Class A1 Notes and the 6.95% Senior Notes. In 2006, we received lower proceeds from stock option and warrant exercises compared to the same period in 2005. The payment of the 7.31% Nautilus Class A1 Notes in 2005 resulted in the release of the restrictions on approximately $12.0 million of cash dedicated to debt service, with no comparable activity for the corresponding period in 2006.

Index

Capital Expenditures and Dispositions

From time to time, we review possible acquisitions of businesses and drilling rigs and may in the future make significant capital commitments for such purposes. We may also consider investments related to major rig upgrades or new rig construction if generally supported by firm contracts. Any such acquisition, upgrade or new rig construction could involve the payment by us of a substantial amount of cash or the issuance of a substantial number of additional ordinary shares or other securities. We have been awarded drilling contracts for the construction of three new deepwater drilling rigs. In addition, from time to time, we review possible dispositions of drilling units.

Capital Expenditures—Capital expenditures, including capitalized interest of $7.4 million, totaled $709.8 million during the nine months ended September 30, 2006. During 2006, we expect capital expenditures to be between $900 million and $950 million, including approximately $220 million on the construction of the drillship Discoverer Clear Leader, approximately $115 million on the construction of the second deepwater drillship, approximately $120 million on the construction of the third deepwater drillship, approximately $230 million for the upgrade of two of our Sedco 700-series rigs, approximately $40 million to replace and upgrade equipment damaged during hurricanes Katrina and Rita on the Deepwater Nautilus and the Transocean Marianas and approximately $45 million to reactivate three of our Other Floaters. During 2007, we expect capital expenditures to be approximately $1.2 billion, including approximately $600 million for the construction of the three deepwater drillships and approximately $200 million for the continued upgrade of two of our Sedco 700-series rigs. The level of our capital expenditures is dependent upon the actual level of operational and contracting activity. These expected capital expenditures do not include amounts that would be incurred as a result of any of the other newbuild opportunities which may be obtained (see “—Outlook”).

As with any major shipyard project that takes place over an extended period of time, the actual costs, the timing of expenditures and the project completion date may vary from estimates based on numerous factors, including actual contract terms, weather, exchange rates, shipyard labor conditions and the market demand for components and resources required for drilling unit construction.

We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales. We also have available credit under our Revolving Credit Facility (see “—Sources and Uses of Liquidity”) and may utilize other commercial bank or capital market financings.

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

In June 2006, we completed the sale of the semisubmersible rig Transocean Explorer for net proceeds of $101.0 million and recognized a gain on the sale of $97.0 million.

In August 2006, we completed the sale of the tender rig W.D. Kent for net proceeds of $18.0 million and recognized a gain on the sale of $15.3 million.

In September 2006, we completed the sale of the tender rig Searex X for net proceeds of $33.5 million and recognized a gain on the sale of $28.4 million.

In October 2006, we completed the sale of the tender rig Searex IX for net proceeds of approximately $16.0 million and expect to recognize a pre-tax gain on the sale of approximately $14.0 million.

Index

Sources and Uses of Liquidity

We expect to use existing cash balances, internally generated cash flows, proceeds from debt issuance and proceeds from asset sales to fulfill anticipated obligations such as scheduled debt maturities, capital expenditures and working capital needs. From time to time, we may also use bank lines of credit to maintain liquidity for short-term cash needs.

When cash on hand, cash flows from operations and proceeds from asset sales exceed our expected liquidity needs, including major upgrades, new rig construction and/or drilling rig acquisitions, we may use a portion of such cash to repurchase our ordinary shares. We may also use our bank line of credit or issue new debt to repurchase our ordinary shares. We will continue to consider allowing our cash balances to increase and will continue to consider the reduction of debt prior to scheduled maturities.

In May 2006, our board of directors authorized an increase in the amount of ordinary shares which may be repurchased pursuant to our share repurchase program from $2.0 billion, which was previously authorized and announced in October 2005, to $4.0 billion. The ordinary shares may be repurchased from time to time in open market or private transactions. Decisions to repurchase shares are based upon our ongoing capital requirements, the price of our shares, regulatory considerations, cash flow generation, general market conditions and other factors. We plan to fund any future share repurchases under the program from current and future cash balances and we could use debt to fund those share repurchases. The repurchase program does not have an established expiration date and may be suspended or discontinued at any time. There can be no assurance regarding the number of shares that will be repurchased under the program. Under the program, repurchased shares are retired and returned to unissued status.

In the first quarter of 2006, we repurchased and retired $200 million of our ordinary shares, which amounted to approximately 2.6 million ordinary shares at an average purchase price of $77.54 per share. In the second quarter of 2006, we repurchased and retired $400 million of our ordinary shares, which amounted to approximately 5.2 million ordinary shares at an average purchase price of $76.23 per share. In the third quarter of 2006, we repurchased and retired $1.75 billion of our ordinary shares, which amounted to approximately 24.4 million ordinary shares at an average purchase price of $71.67 per share. In October 2006, we repurchased and retired $250 million of our ordinary shares, which amounted to approximately 3.5 million ordinary shares at an average purchase price of $71.79 per share. Total consideration paid to repurchase the shares was recorded in shareholders’ equity as a reduction in ordinary shares and additional paid-in capital. Such consideration was funded with existing cash balances, borrowings under our Revolving Credit Facility and our Term Credit Facility and proceeds from the issuance of our Floating Rate Notes. At October 31, 2006, after prior repurchases, we had authority to repurchase an additional $1.0 billion of our ordinary shares under the program.

Holders of our 1.5% Convertible Debentures, due May 15, 2021 had the option to require us to repurchase their debentures in May 2006; however, no holders exercised such right. In May 2006, holders of $101,000 aggregate principal amount converted their debentures into ordinary shares at a conversion rate of 13.8627 ordinary shares per $1,000 debenture, resulting in the issuance of 1,399 ordinary shares.

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

Index

Under the terms of the Term Credit Facility, we may request borrowings up to $1.0 billion over the first six months of the term. At that time, any unused capacity is cancelled. Once repaid, the funds cannot be reborrowed. At our election, borrowings may be made under the Term Credit Facility at either (i) the base rate, determined as the greater of (a) the prime loan rate and (b) the sum of the weighted average overnight federal funds rate plus 50 basis points, or (ii) the London Interbank Offered Rate (“LIBOR”) plus 30 basis points, based on current credit ratings. We pay, based on current credit ratings, and as applicable, a fee of 6.5 basis points per annum on the daily amount of the unused commitments under the credit agreement. At October 31, 2006, $1.0 billion was outstanding under this facility at a weighted-average interest rate of 5.66 percent.

In September 2006, we issued $1.0 billion aggregate principal amount of the Floating Rate Notes. We are required to pay interest on the Floating Rate Notes on March 5, June 5, September 5 and December 5 of each year, beginning on December 5, 2006. The per annum interest rate on the Floating Rate Notes is equal to the three month LIBOR, reset on each payment date, plus 20 basis points. We may redeem some or all of the notes at any time after September 2007 at a price equal to 100 percent of the principal amount plus accrued and unpaid interest, if any. At October 31, 2006, $1.0 billion principal amount of these notes was outstanding at an interest rate of 5.59 percent.

We have access to a bank line of credit under a $1.0 billion, five-year revolving credit facility (“Revolving Credit Facility”). At October 31, 2006, we had no amounts outstanding under this facility.

The Revolving Credit Facility and Term Credit Facility require compliance with various covenants and provisions customary for agreements of this nature, including a debt to total tangible capitalization ratio, as defined by the credit agreements, not greater than 60 percent. There is no interest coverage covenant associated with these facilities. Other provisions of the credit agreements include limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions and mergers and sale of substantially all assets. Should we fail to comply with these covenants, we would be in default and may lose access to these facilities. We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions. A default under our public debt could trigger a default under our credit agreements and, if not waived by the lenders, could cause us to lose access to these facilities.

In April 2001, the SEC declared effective our shelf registration statement on Form S-3 for the proposed offering from time to time of up to $2.0 billion in gross proceeds of senior or subordinated debt securities, preference shares, ordinary shares and warrants to purchase debt securities, preference shares, ordinary shares or other securities. At October 31, 2006, $600 million in gross proceeds of securities remained unissued under the shelf registration statement.

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

Derivative Instruments

In 2003, we terminated all our outstanding interest rate swaps, which were designated as fair value hedges, and we recorded $173.5 million as a fair value adjustment to long-term debt in our consolidated balance sheet. We amortize this amount as a reduction to interest expense over the life of the underlying debt. The remaining balance as of September 30, 2006 of $15.6 million relates to the 6.625% Notes, due April 2011.

Index

Operating Results

Quarter ended September 30, 2006 compared to quarter ended September 30, 2005

Following is an analysis of our operating results. See “—Overview” for a definition of average daily revenue, revenue earning days and utilization.

Operating Revenue and Expenses

	Three Months Ended September 30,
	2006	2005	Change	% Change
	(In millions, except day amounts and percentages)

Revenue earning days	6,750	6,870	(120)	(2)%
Utilization	87%	82%	N/A	5%
Average daily revenue	$146,900	$107,100	$39,800	37%

Contract drilling revenues	$991.3	$735.6	$255.7	35%
Other revenues	34.4	27.0	7.4	27%
	1,025.7	762.6	263.1	35%
Operating and maintenance expense	(560.9)	(438.3)	(122.6)	28%
Depreciation	(99.2)	(102.1)	2.9	(3)%
Gain from disposal of assets, net	47.6	0.7	46.9	N/M
Operating income before general and administrative expense	$413.2	$222.9	$190.3	85%
_________________
“N/A” means not applicable
“N/M” means not meaningful

Contract drilling revenues increased by $255.7 million primarily due to generally higher average daily revenue and utilization in all asset classes, partially offset by lower revenues for three rigs out of service for shipyard projects in 2006.

Other revenues for the three months ended September 30, 2006 increased by $7.4 million primarily due to an increase of $10.2 million in client reimbursable revenue partially offset by a $3.1 million decrease in integrated services revenue.

Operating and maintenance expenses increased by $122.6 million primarily from shipyard projects, rig reactivations, pay increases to employees and vendor price increases resulting in higher labor and rig maintenance costs. The higher cost of our rig insurance coverage and the weakening of the U.S. dollar against the currencies of certain countries where we have a significant presence also contributed to the increase in costs. Operating and maintenance expenses in the three months ended September 30, 2006 included $30.5 million for reactivation costs associated with the Transocean Prospect, Transocean Winner and C. Kirk Rhein, Jr.

During the three months ended September 30, 2006, we recognized net gains of $47.6 million primarily related to the sales of the tender rigs W.D. Kent and Searex X.

Index

Other Income and Expenses

	Three Months Ended September 30,
	2006	2005	Change	% Change
	(In millions, except percentages)

General and Administrative Expense	$22.5	$19.4	$3.1	16%
Other (Income) Expense, net
Equity in earnings of unconsolidated affiliates	(4.6)	(1.8)	(2.8)	N/M
Interest income	(3.3)	(5.2)	1.9	(37)%
Interest expense, net of capitalized interest	27.2	24.5	2.7	11%
Loss on retirement of debt	--	0.6	(0.6)	(100)%
Other, net	(1.4)	(9.7)	8.3	(86)%
Income Tax Expense	63.8	24.7	39.1	N/M
_________________________
“N/M” means not meaningful

The increase in general and administrative expense was due primarily to $1.4 million higher personnel related expenses and $2.0 million higher legal fees, including costs related to the TODCO dispute and patent litigation with GlobalSantaFe Corporation.

Equity in earnings from unconsolidated affiliates increased approximately $2.8 million primarily related to our 50 percent share of earnings from Overseas Drilling Limited (“ODL”), owner of the drillship Joides Resolution.

The increase in interest expense included $9.4 million that was primarily attributable to higher debt levels arising from the issuance of new debt, partially offset by $1.8 million of reductions associated with debt that was redeemed, retired or repurchased during or subsequent to the third quarter of 2005 and $5.0 million related to capitalized interest during the third quarter of 2006.

The decrease in other, net was primarily due to $10.1 million of income recognized under the tax sharing agreement with TODCO in 2005 with no comparable activity in 2006.

We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. The effective tax rate for the nine month periods ended September 30, 2006 and 2005 was 17.5 percent, based on estimated 2006 and 2005 annual income before income taxes and minority interest after adjusting for certain items such as a portion of net gains on sales of assets, gain of TODCO stock sales and losses on retirements of debt. The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits. For the three months ended September 30, 2006, the impact of the various discrete period tax items was a net expense of $6.7 million, related to the net gains on rig sales and changes in prior year estimates, resulting in a tax rate of 17.1 percent on earnings before income taxes and minority interest. For the three months ended September 30, 2005, the impact of the various discrete items was a net benefit of $8.5 million. The benefit resulted primarily from the reduction in a valuation allowance related to certain U.K. net operating losses to record the expected realization of these losses based on improved market conditions and a benefit for the resolution of non-U.S. audits, partially offset by an expense to record a change in estimate related to the deferred tax assets retained by us after the disposition of TODCO, resulting in a tax rate of 12.7 percent on earnings before income taxes and minority interest.

Index

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Following is an analysis of our operating results:

Operating Revenues and Expenses

	Nine Months Ended September 30,
	2006	2005	Change	% Change
	(In millions, except day amounts and percentages)

Revenue earning days	19,681	19,705	(24)	N/M
Utilization	83%	79%	N/A	4%
Average daily revenue	$132,000	$102,400	$29,600	29%

Contract drilling revenues	$2,598.3	$2,018.3	$580.0	29%
Other revenues	98.0	102.2	(4.2)	(4)%
	2,696.3	2,120.5	575.8	27%
Operating and maintenance expense	(1,585.2)	(1,263.6)	(321.6)	25%
Depreciation	(302.8)	(304.0)	1.2	N/M
Gain from disposal of assets, net	222.3	34.2	188.1	N/M
Operating income before general and administrative expense	$1,030.6	$587.1	$443.5	76%
_________________
“N/A” means not applicable
“N/M” means not meaningful

Contract drilling revenues increased primarily due to generally higher average daily revenue and utilization in all asset classes. Partially offsetting this increase were lower revenues in 2006 for the Deepwater Nautilus, which was idle for a portion of 2006 undergoing repairs for hurricane damage, lower revenue for two rigs which were out of service for shipyard projects during 2006 and one rig which was sold in 2006.

Other revenues for the nine months ended September 30, 2006 decreased by $4.2 million primarily due to decreased integrated services revenue of $13.8 million, partially offset by an increase of $12.8 million in client reimbursable revenue.

Operating and maintenance expenses increased by $321.6 million primarily from shipyard projects, rig reactivations, pay increases to employees and vendor price increases resulting in higher labor and rig maintenance costs. Operating and maintenance expenses in the nine months ended September 30, 2006 included $87.8 million for reactivation costs associated with the Transocean Prospect, Transocean Winner and C. Kirk Rhein, Jr. and $12.4 million of costs incurred to repair damages sustained during hurricanes Katrina and Rita on the Transocean Marianas and the Deepwater Nautilus.

During the nine months ended September 30, 2006, we recognized net gains of $222.3 million primarily related to the sales of the drillship Peregrine III, a platform drilling rig, the drilling barge Searex XII, the semisubmersible rig Transocean Explorer and the tender rigs W.D. Kent and Searex X. During the nine months ended September 30, 2005, we recognized net gains of $34.2 million primarily related to the sales of the semisubmersible rig Sedco 600, the jackup rig Transocean Jupiter and a land rig.

Index

Other Income and Expenses

	Nine Months Ended September 30,
	2006	2005	Change	% Change
	(In millions, except percentages)

General and Administrative Expense	$67.3	$55.5	$11.8	21%
Other (Income) Expense, net
Equity in earnings of unconsolidated affiliates	(7.5)	(8.3)	0.8	(10)%
Interest income	(13.8)	(14.0)	0.2	(1)%
Interest expense, net of capitalized interest	71.5	87.4	(15.9)	(18)%
Gain from TODCO stock sales	-	(165.0)	165.0	(100)%
Loss on retirement of debt	-	7.3	(7.3)	(100)%
Other, net	(1.2)	(5.6)	4.4	(79)%
Income Tax Expense	150.1	65.8	84.3	N/M
_________________________
“N/M” means not meaningful

The increase in general and administrative expenses was due primarily to $8.6 million higher personnel related expenses and $4.5 million higher legal fees, including costs related to the TODCO dispute and patent litigation with GlobalSantaFe Corporation.

The decrease in interest expense was primarily attributable to reductions of $18.4 million associated with debt that was redeemed, retired or repurchased during or subsequent to the nine months ended September 30, 2005 and $7.4 million related to capitalized interest during the nine months ended September 30, 2006, partially offset by a $9.9 million increase as a result of higher debt levels arising from the issuance of debt and borrowings under credit facilities during or subsequent to the nine months ended September 30, 2005.

During the nine months ended September 30, 2005, we recognized gains of $165.0 million from the disposition of our then remaining investment in TODCO.

During the nine months ended September 30, 2005, we recognized a $7.3 million loss related to the early redemption and repurchase of $782.2 million aggregate principal amount of our debt.

The decrease in other, net was primarily due to $10.1 million of income recognized under the tax sharing agreement with TODCO in 2005 with no comparable activity in 2006 partially offset by $3.1 million of lower gains in 2006 related to the effect of foreign currency exchange rate changes on our monetary assets and liabilities denominated in non-U.S. currencies.

We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. The effective tax rate for the nine month periods ended September 30, 2006 and 2005 was 17.5 percent, based on estimated 2006 and 2005 annual income before income taxes and minority interest after adjusting for certain items such as a portion of net gains on sales of assets, gain from TODCO stock sales and losses on retirements of debt. The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits. For the nine months ended September 30, 2006, the impact of the various discrete period tax items was a net expense of $28.1 million, related to the net gains on rig sales and changes in prior year estimates. For the nine months ended September 30, 2005, the impact of the various discrete items was a net benefit of $9.3 million related to the reduction in a valuation allowance related to U.K. net operating losses to record the expected realization of those losses based on improved market conditions and a benefit for the resolution of non-U.S. audits, partially offset by expenses related to asset dispositions and changes in estimates related to deferred tax assets retained by us after the disposition of TODCO, resulting in a tax rate of 10 percent on earnings before income taxes and minority interest.

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

For a discussion of the critical accounting estimates that we use in the preparation of our consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to these estimates during the nine months ended September 30, 2006. These estimates require significant judgments and estimates used in the preparation of our consolidated financial statements. Management has discussed each of these critical accounting estimates with the audit committee of the board of directors.

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

We adopted SFAS 123(R) using the modified prospective method (“Prospective Method”), which requires the application of SFAS 123(R) as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the application of SFAS 123(R). In accordance with the Prospective Method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the application of SFAS 123(R). Share-based compensation expense for the three and nine months ended September 30, 2006 was $4.8 million and $12.8 million, respectively. Share-based compensation expense for the three and nine months ended September 30, 2005 was $6.2 million and $12.1 million, respectively.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Additionally, SFAS 123(R) requires the estimated forfeiture rate be applied and the cumulative effect determined for all prior periods in which stock-based compensation costs have been recorded. Prior to our adoption of SFAS 123(R), we accounted for forfeitures as they occurred. Upon adopting SFAS 123(R), we estimated expected forfeitures over the life of each individual award and have included the impact of these expected forfeitures in our stock-based compensation expense for the three and nine months ended September 30, 2006 in addition to all prior periods on a cumulative basis. The effect of this change is to reverse compensation cost recognized in prior period financial statements for awards that are not expected to vest based upon the expected forfeiture rate. The cumulative effect of applying the expected forfeiture rate has been included in operating and maintenance expense and general and administrative expense, the impact of which had no material effect on our consolidated financial position, results of operations or cash flows.

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

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. It prescribes a minimum recognition threshold and measurement attribute for recognizing and measuring the benefit of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will be required to adopt this interpretation in the first quarter of fiscal year 2007. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. We will be required to adopt this statement in the first quarter of fiscal year 2008.  Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132-R. This statement requires an entity to recognize in its balance sheet the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. It also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. This statement is effective for fiscal years beginning after December 15, 2006.  We will be required to adopt this statement in the first quarter of fiscal year 2007.  Management is currently evaluating the requirements of SFAS 158 and has not yet determined the impact on the consolidated financial statements.

Index

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term and short-term debt. The table below presents scheduled debt maturities in U.S. dollars and related weighted-average interest rates for each of the 12-month periods ending September 30 relating to debt obligations as of September 30, 2006. Weighted-average variable rates are based on London Interbank Offered Rate (“LIBOR”) rates at September 30, 2006, plus applicable margins.

At September 30, 2006 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a) (b)							Fair Value
	2007	2008	2009	2010	2011	Thereafter	Total	09/30/06
Total debt
Fixed rate	$100.0	$19.0	$-	$-	$565.5	$903.8	$1,588.3	$1,787.7
Average interest rate	7.5%	2.8%	-%	-%	3.0%	7.5%	5.8%
Variable rate	$-	$1,900.0	$-	$-	$-	$-	$1,900.0	$1,900.0
Average interest rate	-%	5.6%	-%	-%	-%	-%	5.6%
__________________________
(a)
Maturity dates of the face value of our debt assume the put options on the 7.45% Notes, Zero Coupon Convertible Debentures and 1.5% Convertible Debentures will be exercised in April 2007, May 2008 and May 2011, respectively.

(b)	Expected maturity amounts are based on the face value of debt.

At September 30, 2006, we had approximately $1.9 billion of variable rate debt at face value (54 percent of total debt at face value). This variable rate debt represented the Term Credit Facility and the Floating Rate Notes. Given outstanding amounts as of that date, a one percentage point change in interest rates would result in a corresponding change in interest expense of approximately $19.0 million per year. In addition, a large part of our cash investments would earn commensurately higher rates of return if interest rates increase. Using September 30, 2006 cash investment levels, a one percentage point change in interest rates would result in a corresponding change in interest income of approximately $2.9 million per year.

Foreign Exchange Risk

Our international operations expose us to foreign exchange risk. These matters have been previously discussed and reported in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to these previously reported matters during the nine months ended September 30, 2006.

ITEM 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was (i) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Index

There were no changes to our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings—In the third quarter of 2006, we received tax assessments of approximately $100 million from the state tax authorities of Rio de Janeiro in Brazil against one of our Brazilian subsidiaries for customs taxes on equipment imported into the state in connection with our operations. The assessments resulted from a preliminary finding by these authorities that our subsidiary’s record keeping practices were deficient. We continue to review documents related to the assessments, and while our review is not complete, we currently believe that the substantial majority of these assessments are without merit. We filed an initial response with the Rio de Janeiro tax authorities on September 9, 2006 refuting these additional tax assessments. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005, as updated by “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
July 2006	5,197,316	$77.02	5,194,678	$2,600
August 2006	2,947,300	67.86	2,947,300	2,400
September 2006	16,274,211	70.68	16,274,211	1,250
Total	24,418,827	$71.69	24,416,189	$1,250
__________
(1)
Total number of shares purchased in the third quarter of 2006 includes 2,638 shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan to pay withholding taxes due upon vesting of a restricted share award.

(2)
In May 2006, our board of directors authorized an increase in the amount of ordinary shares which may be repurchased pursuant to our share repurchase program from $2.0 billion, which was previously authorized and announced in October 2005, to $4.0 billion. The shares may be repurchased from time to time in open market or private transactions. The repurchase program does not have an established expiration date and may be suspended or discontinued at any time. Under the program, repurchased shares are retired and returned to unissued status. From inception through September 30, 2006, we have repurchased a total of 38,256,902 of our ordinary shares at a total cost of $2.75 billion.

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

*4.1
Term Credit Agreement dated August 30, 2006 among Transocean Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, Citibank, N.A. as Syndication Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Calyon New York Branch and The Royal Bank of Scotland plc (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 31, 2006)

*4.2
Form of Officers’ Certificate of Transocean Inc. establishing the form and terms of the Floating Rate Notes due 2008 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on September 1, 2006)

†31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________________________
* Incorporated by reference as indicated.
† Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 2, 2006.

TRANSOCEAN INC.

By:      /s/ Gregory L. Cauthen
Gregory L. Cauthen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:      /s/ David A. Tonnel
David A. Tonnel
Vice President and Controller
(Principal Accounting Officer)