Form 10-Q
period 2007-03-31
TRANSOCEAN INC
filed 2007-05-02
CIK 1083269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

As of April 27, 2007, 288,147,782 ordinary shares, par value $0.01 per share, were outstanding.

TRANSOCEAN INC.

INDEX TO FORM 10-Q

QUARTER ENDED MARCH 31, 2007

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2007	2006
Operating Revenues
Contract drilling revenues	$1,273	$779
Other revenues	55	38
	1,328	817
Costs and Expenses
Operating and maintenance	568	475
Depreciation	100	102
General and administrative	26	20
	694	597
Gain from disposal of assets, net	23	64
Operating Income	657	284

Other Income (Expense), net
Interest income	5	5
Interest expense, net of amounts capitalized	(37)	(24)
Other, net	13	1
	(19)	(18)

Income Before Income Taxes	638	266
Income Tax Expense	85	60

Net Income	$553	$206

Earnings Per Share
Basic	$1.90	$0.63
Diluted	$1.84	$0.61

Weighted Average Shares Outstanding
Basic	290	325
Diluted	302	337

See accompanying notes.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Cash and Cash Equivalents	$502	$467
Accounts Receivable, net of allowance for doubtful accounts of $24 and $26 at March 31, 2007 and December 31, 2006, respectively	1,085	946
Materials and Supplies, net of allowance for obsolescence of $21 and $19 at March 31, 2007 and December 31, 2006, respectively	168	160
Deferred Income Taxes, net	16	16
Other Current Assets	48	67
Total Current Assets	1,819	1,656

Property and Equipment	10,866	10,539
Less Accumulated Depreciation	3,298	3,213
Property and Equipment, net	7,568	7,326

Goodwill	2,195	2,195
Other Assets	301	299
Total Assets	$11,883	$11,476

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts Payable	$354	$477
Accrued Income Taxes	136	98
Debt Due Within One Year	−	95
Other Current Liabilities	469	369
Total Current Liabilities	959	1,039

Long-Term Debt	3,484	3,200
Deferred Income Taxes, net	52	54
Other Long-Term Liabilities	508	343
Total Long-Term Liabilities	4,044	3,597

Commitments and Contingencies

Minority Interest	2	4

Preference Shares, $0.10 par value; 50,000,000 shares authorized, none issued and outstanding	−	−
Ordinary Shares, $0.01 par value; 800,000,000 shares authorized, 288,053,348 and 292,454,457 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	3	3
Additional Paid-in Capital	7,675	8,044
Accumulated Other Comprehensive Loss	(30)	(30)
Accumulated Deficit	(770)	(1,181)
Total Shareholders’ Equity	6,878	6,836
Total Liabilities and Shareholders’ Equity	$11,883	$11,476

See accompanying notes.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)
	Three months ended March 31,
	2007	2006
Cash Flows from Operating Activities
Net income	$553	$206
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	100	102
Share-based compensation expense	10	3
Deferred income taxes	(2)	34
Net gain from disposal of assets	(23)	(64)
Deferred income, net	34	9
Deferred expenses, net	(7)	(8)
Other long-term liabilities	7	7
Other, net	(1)	1
Changes in operating assets and liabilities
Accounts receivable	(139)	(71)
Accounts payable and other current liabilities	83	44
Income taxes receivable/payable, net	43	6
Other current assets	(4)	(1)
Net Cash Provided by Operating Activities	654	268

Cash Flows from Investing Activities
Capital expenditures	(465)	(178)
Proceeds from disposal of assets, net	39	82
Joint ventures and other investments, net	(3)	-
Net Cash Used in Investing Activities	(429)	(96)

Cash Flows from Financing Activities
Borrowings under the Revolving Credit Facility, net	190	-
Net proceeds from issuance of ordinary shares under share-based compensation plans	15	45
Repurchase of ordinary shares	(400)	(200)
Other, net	5	-
Net Cash Used in Financing Activities	(190)	(155)

Net Increase in Cash and Cash Equivalents	35	17
Cash and Cash Equivalents at Beginning of Period	467	445
Cash and Cash Equivalents at End of Period	$502	$462

See accompanying notes.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

Note 1―Nature of Business and Principles of Consolidation

Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells. We contract our drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. We also provide additional services, including integrated services. At March 31, 2007, we owned, had partial ownership interests in or operated 82 mobile offshore drilling units. As of this date, our fleet consisted of 33 High-Specification semisubmersibles and drillships (“High-Specification Floaters”), 20 Other Floaters, 25 Jackups and four Other Rigs. We also have three High-Specification Floaters under construction. See Note 3—Drilling Fleet Expansion and Upgrades.

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

Note 2―Summary of Significant Accounting Policies

Basis of Presentation—Our accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements. The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any future period. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Accounting Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, materials and supplies obsolescence, investments, intangible assets and goodwill, property and equipment and other long-lived assets, income taxes, workers’ insurance, share-based compensation, pensions and other postretirement benefits, other employment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from such estimates.

Total Comprehensive Income—Total comprehensive income for the three months ended March 31, 2007 and March 31, 2006 was $553 million and $206 million, respectively. There were no other comprehensive income items greater than $1 million for either of the periods presented.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

Capitalized Interest—We capitalize interest costs for qualifying construction and upgrade projects. We capitalized interest costs on construction work in progress of $13 million for the three months ended March 31, 2007. Capitalized interest for the three months ended March 31, 2006 was less than $1 million.

Segments—We operate in one business segment, which consists of floaters, jackups and other rigs used in support of offshore drilling activities and offshore support services. Our fleet operates in a single, global market for the provision of contract drilling services. The location of our rigs and the allocation of resources to build or upgrade rigs are determined by the activities and needs of our customers.

Share-Based Compensation—On January 1, 2006, we adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), and have accounted for share-based compensation prospectively for all share-based awards granted or modified on or subsequent to that date. Share-based compensation expense was $10 million ($9 million, net of tax) and $3 million, which had an immaterial tax effect, for the three months ended March 31, 2007 and 2006, respectively. In addition to the compensation cost recognition requirements, SFAS 123R also requires the tax deduction benefits for an award in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, which was required under SFAS No. 95, Statement of Cash Flows. We reported financing cash flows related to tax deduction benefits of $4 million for the three months ended March 31, 2007, with no comparable cash flows for the three months ended March 31, 2006.

Income Taxes—In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a minimum recognition threshold and measurement attribute for recognizing and measuring the benefit of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted this interpretation on January 1, 2007. The cumulative effect adjustment upon adoption of FIN 48 resulted in a $146 million increase in our other long-term liabilities and a corresponding increase in the beginning balance of our accumulated deficit, primarily related to the ongoing dispute with Norway regarding certain restructuring transactions undertaken in 2001 and 2002. See Note 6―Income Taxes.

In June 2006, the FASB reached consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, including sales, use, value added and excise taxes. EITF 06-3 provides that a company may adopt a policy of presenting taxes in the consolidated statement of operations on either a gross or net basis. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-3 is effective for the interim and annual reporting periods beginning after December 15, 2006. We adopted EITF 06-3 on January 1, 2007. We record taxes collected from our customers and remitted to governmental authorities on a net basis in our consolidated statement of operations and our adoption had no effect on our consolidated balance sheet, statement of operations or cash flows.

New Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements because the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We will be required to adopt SFAS 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the consolidated financial statements.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

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

Note 3―Drilling Fleet Expansion and Upgrades

Capital expenditures, including capitalized interest, totaled $465 million during the three months ended March 31, 2007 and included $302 million spent on the construction of three enhanced Enterprise-class drillships and $58 million on two Sedco 700-series rig upgrades.

Capital expenditures, including capitalized interest, totaled $178 million during the three months ended March 31, 2006 and included $94 million spent on the construction of an enhanced Enterprise-class drillship and $20 million on two Sedco 700-series rig upgrades.

Note 4―Asset Dispositions

During the three months ended March 31, 2007, we completed the sale of our membership interest in Transocean CGR LLC (owner of the tender rig Charley Graves) for net proceeds of $33 million and recognized a gain on the sale of $23 million ($20 million, or $0.07 per diluted share, net of tax).

During the three months ended March 31, 2006, we sold one of our Other Floaters (Peregrine III) and a platform rig. We received net proceeds from these sales of $89 million and recognized gains on the sales of $65 million ($43 million, or $0.12 per diluted share, net of tax).

Note 5―Repurchase of Ordinary Shares

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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

A summary of the aggregate ordinary shares repurchased and retired for the three months ended March 31, 2007 and 2006 is as follows (in millions, except per share data):

	Three months ended March 31,
	2007	2006

Value of shares	$400	$200
Number of shares	5.2	2.6
Average purchase price per share	$77.39	$77.54

Total consideration paid to repurchase the shares was recorded in shareholders’ equity as a reduction in ordinary shares and additional paid-in capital. Such consideration was funded with existing cash balances and borrowings under our Revolving Credit Facility. At March 31, 2007, we still had authority to repurchase $600 million of our ordinary shares under our share repurchase program.

Note 6―Income Taxes

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

The estimated annual effective tax rate for the three months ended March 31, 2007 and March 31, 2006 was based on estimated annual income before income taxes for each period after adjusting for certain items such as net gains on rig sales. The company will continue to recognize interest and penalties related to unrecognized tax benefits as income tax expense.

At January 1, 2007, the total unrecognized tax benefit related to uncertain tax positions was $303 million, of which $294 million would affect the effective tax rate if recognized. These amounts included $84 million and $83 million of interest and penalties, respectively. During the quarter, the total unrecognized tax benefits increased by $9 million, including $3 million of interest and penalties.

Our income tax returns are subject to review and examination in the many various jurisdictions in which we operate. It is reasonably possible that the unrecognized tax benefits related to uncertain tax positions will materially change within the next 12 months although it is not possible to estimate the impact of such a change.

Our 2004 and 2005 U.S. federal income tax returns are currently under examination by the U.S. Internal Revenue Service (“IRS”). Our 2006 income tax return and certain net operating losses generated in 2000 through 2003 are subject to examination. We believe our returns are materially correct as filed, and we intend to vigorously defend against any proposed changes. While we cannot predict or provide assurance as to the final outcome, we do not expect the ultimate liability resulting from any examination to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In April 2006, we received notice from the Norwegian tax authorities regarding their intent to propose adjustments to taxable income for the tax years 1999, 2001 and 2002. These proposed assessments would result in an increase in tax of approximately $260 million, plus interest, and the authorities further indicated they intend to impose penalties, which could range from 15 to 60 percent of the assessments. The anticipated assessments relate to restructuring transactions undertaken in 2001 and 2002. The Norwegian tax authorities initiated inquiries in September 2004 related to the restructuring transactions and a separate dividend payment made during 2001. In February 2005, we filed a response to these inquiries. In March 2005, pursuant to court orders, the Norwegian tax authorities took action to obtain additional information regarding these transactions. We have continued to respond to information requests from the Norwegian authorities and filed a formal protest to the proposed assessment in June 2006. We also believe the Norwegian authorities are contemplating a tax assessment of approximately $104 million on the dividend, plus interest and a penalty, which could range from 15 to 60 percent of the assessment. Norwegian civil tax and criminal authorities continue to investigate the restructuring transactions and dividend. We plan to vigorously contest any assertions by the Norwegian authorities in connection with the restructuring transactions or dividend. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated financial position or results of operations although it may have a material adverse effect on our consolidated cash flows.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

Our tax returns in the other major jurisdictions in which we operate are generally subject to examination for periods ranging from three to six years. We have agreed to extensions beyond the statute of limitations in two jurisdictions for up to 12 years. Tax authorities in certain jurisdictions are examining our tax returns and in some cases have issued assessments. We are defending our tax positions in those jurisdictions. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate liability to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 7―Debt

Debt, net of unamortized discounts, premiums and fair value adjustments, is comprised of the following (in millions):

	March 31,	December 31,
	2007	2006

Term Credit Facility, due August 2008	$700	$700
Floating Rate Notes, due September 2008	1,000	1,000
6.625% Notes, due April 2011	179	180
Revolving Credit Facility, due July 2011	190	-
7.375% Senior Notes, due April 2018	247	247
Zero Coupon Convertible Debentures, due May 2020 (put options exercisable May 2008 and May 2013)	18	18
1.5% Convertible Debentures, due May 2021 (put options exercisable May 2011 and May 2016)	400	400
8% Debentures, due April 2027	57	57
7.45% Notes, due April 2027 (a)	96	95
7.5% Notes, due April 2031	597	598
Total Debt	3,484	3,295
Less Debt Due Within One Year (a)	-	95
Total Long-Term Debt	$3,484	$3,200
______________

(a)
The 7.45% Notes were classified as debt due within one year at December 31, 2006 since holders had the option to require us to repurchase the notes in April 2007. As of March 31, 2007, we reclassified this debt as long-term debt, as no holders had notified us of their intent to exercise their option by the required notification date of March 15, 2007.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

The scheduled maturity of our debt assumes the bondholders exercise their options to require us to repurchase the Zero Coupon Convertible Debentures and 1.5% Convertible Debentures in May 2008 and May 2011, respectively. All amounts are stated at face value except for the Zero Coupon Convertible Debentures, which are included at the price we would be required to pay should the bondholders exercise their right to require us to repurchase the debentures in May 2008. The scheduled maturities are as follows (in millions):

Twelve months ending March 31,
2008	$-
2009	1,719
2010	-
2011	-
2012	755
Thereafter	1,004
Total	$3,478

Revolving Credit Facility—In July 2005, we entered into a $500 million, five-year revolving credit agreement (“Revolving Credit Facility”). In May 2006, we increased the credit limit on the facility from $500 million to $1.0 billion and extended the maturity date by one year from July 2010 to July 2011. The Revolving Credit Facility bears interest, at our option, at a base rate or at the London Interbank Offered Rate (“LIBOR”) plus a margin that can vary from 0.19 percent to 0.58 percent depending on our non-credit enhanced senior unsecured public debt rating. A facility fee, varying from 0.06 percent to 0.17 percent depending on our non-credit enhanced senior unsecured public debt rating, is incurred on the daily amount of the underlying commitment, whether used or unused, throughout the term of the facility. A utilization fee, varying from 0.05 percent to 0.10 percent depending on our non-credit enhanced senior unsecured public debt rating, is payable if amounts outstanding under the Revolving Credit Facility are greater than or equal to 50 percent of the total underlying commitment. At March 31, 2007, the applicable margin, facility fee and utilization fee were 0.225 percent, 0.075 percent and 0.100 percent, respectively. The Revolving Credit Facility requires compliance with various covenants and provisions customary for agreements of this nature, including a debt to total tangible capitalization ratio, as defined by the Revolving Credit Facility, of not greater than 60 percent. At March 31, 2007, we had $190 million of borrowings outstanding at a weighted-average interest rate of 5.545 percent and $810 million remained available under this facility.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

Note 8―Earnings Per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in millions, except per share data):

	Three months ended March 31,
	2007	2006

Numerator for Basic Earnings per Share
Net Income for basic earnings per share	$553	$206

Numerator for Diluted Earnings per Share
Net Income	$553	$206
Add back interest expense on the 1.5% convertible debentures	1	1
Net Income for diluted earnings per share	$554	$207

Denominator for Diluted Earnings per Share
Weighted-average shares outstanding for basic earnings per share	290	325
Effect of dilutive securities:
Employee stock options and unvested stock grants	3	3
Warrants to purchase ordinary shares	3	3
1.5% convertible debentures	6	6
Adjusted weighted-average shares and assumed conversions for diluted earnings per share	302	337

Basic Earnings Per Share
Net Income	$1.90	$0.63

Diluted Earnings Per Share
Net Income	$1.84	$0.61

Ordinary shares subject to issuance pursuant to the conversion features of the Zero Coupon Convertible Debentures are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share for the three months ended March 31, 2006 because the effect of including those shares is anti-dilutive. The Zero Coupon Convertible Debentures are included in the calculation of adjusted weighted-average shares for the three months ended March 31, 2007; however, they did not have a material effect on the calculation.

Note 9―Contingencies

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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

In 1990 and 1991, two of our subsidiaries were served with various assessments collectively valued at approximately $11 million from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services. We believe that neither subsidiary is liable for the taxes and have contested the assessments in the Brazilian administrative and court systems. We have received several adverse rulings by various courts with respect to a June 1991 assessment, which is valued at approximately $10 million. We are continuing to challenge the assessment by means of a writ of mandamus.  However, we did not receive an injunction in the mentioned writ and the government is attempting to enforce the judgment on this assessment (the amount claimed is approximately $24 million, which exceeds the amount we believe is at issue).  In response, we have presented a specific motion to stay the execution based on a $24 million guarantee in the form of oil barrels provided on our behalf by the Brazilian government-controlled oil company, Petrobras.  We received a favorable ruling in connection with a disputed August 1990 assessment, and the government has lost what is expected to be its final appeal with respect to that ruling. We also are awaiting a ruling from the Taxpayer's Council in connection with an October 1990 assessment. If our defenses are ultimately unsuccessful, we believe that Petrobras has a contractual obligation to reimburse us for municipal tax payments. We do not expect the liability, if any, resulting from these assessments to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

The Indian Customs Department, Mumbai alleged in July 1999 that the initial entry into India in 1988 and other subsequent movements of the Trident II jackup rig operated by the subsidiary constituted imports and exports for which proper customs procedures were not followed and sought payment of customs duties of approximately $31 million based on an alleged 1998 rig value of $49 million, plus interest and penalties, and confiscation of the rig. In January 2000, the Customs Department found that we had imported the rig improperly and intentionally concealed the import from the authorities, and directed us to pay certain other fees and penalties in addition to the amount of customs duties owed. We appealed the Customs Department ruling and an appellate tribunal granted our request that the confiscation be stayed pending the appeal. The appellate tribunal also found that the rig was imported without proper documentation or payment of duties and sustained our position regarding the value of the rig at the time of import as $13 million and ruled that subsequent movements of the rig were not liable to import documentation or duties, thus limiting our exposure as to custom duties to approximately $6 million. The Mumbai High Court's decision in 2006, together with the Supreme Court of India's decision in February 2007 to dismiss the leave to appeal petition filed by the Customs Department, have effectively affirmed the appellate ruling. We and our customer agreed to pursue and obtained the issuance of the required documentation from the Ministry of Petroleum that, if accepted by the Customs Department, would reduce the duty to nil. The Customs Department did not accept the documentation or agree to refund the duties already paid. We are pursuing our remedies against the Customs Department and our customer. We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

One of our subsidiaries is involved in an action with respect to a customs matter relating to the Sedco 710 semisubmersible drilling rig. Prior to our merger with Sedco Forex, this drilling rig, which was working for Petrobras in Brazil at the time, had been admitted into the country on a temporary basis under authority granted to a Schlumberger entity. Prior to the Sedco Forex merger, the drilling contract with Petrobras was transferred from the Schlumberger entity to an entity that would become one of our subsidiaries, but Schlumberger did not transfer the temporary import permit to any of our subsidiaries. In early 2000, the drilling contract was extended for another year. On January 10, 2000, the temporary import permit granted to the Schlumberger entity expired, and renewal filings were not made until later that January. In April 2000, the Brazilian customs authorities cancelled the temporary import permit. The Schlumberger entity filed an action in the Brazilian federal court of Campos for the purpose of extending the temporary admission. Other proceedings were also initiated in order to secure the transfer of the temporary admission to our subsidiary. Ultimately, the court permitted the transfer of the temporary admission from Schlumberger to our subsidiary but did not rule on whether the temporary admission could be extended without the payment of a financial penalty. During the first quarter of 2004, the Brazilian customs authorities issued an assessment totaling approximately $71 million at that time against our subsidiary. The first level Brazilian court ruled in April 2007 that the temporary admission granted to our subsidiary had expired which allowed the Brazilian customs authorities to execute on their assessment. Following this ruling, the Brazilian customs authorities issued a revised assessment against our subsidiary for approximately $172 million in aggregate. We are not certain as to the basis for the increase in the amount of the assessment. We intend to continue to aggressively contest this matter and we have appealed the first level Brazilian court’s ruling to a higher level court in Brazil. There may be further judicial or administrative proceedings that result from this matter and, while it is not expected, it is possible that we may be required to post a bond for up to the full amount of the assessment in connection with these proceedings. We have also put Schlumberger on notice that we consider any assessment to be solely the responsibility of Schlumberger, not our subsidiary. Nevertheless, we expect that the Brazilian customs authorities will continue to seek to recover the assessment solely from our subsidiary, not Schlumberger. Schlumberger has denied any responsibility for this matter, but remains a party to the proceedings. We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

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

We are involved in a number of other lawsuits, all of which have arisen in the ordinary course of our business. We do not expect the liability, if any, resulting from these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows. We are also involved in various tax matters (see Note 6―Income Taxes).

Retained Risk—During the first quarter of 2007, we retained the risk, through self-insurance, for the deductible portion of our insurance coverage as well as losses due to hurricanes in the U.S. Gulf of Mexico in excess of $250 million in aggregate annually, except in the case of a total loss of a rig where the annual limit is approximately $300 million in aggregate. We also retained any risk of losses in excess of the insured value of our drilling rig fleet ($13.0 billion in aggregate as of March 31, 2007), losses in excess of the $905 million limit on personal injury and third-party liability claims and losses related to loss of revenue. We maintained a $10 million per occurrence insurance deductible on hull and machinery, a $10 million per occurrence deductible on personal injury liability and a $5 million per occurrence deductible on third party property damage. In addition to the per occurrence deductibles described above, we also had aggregate deductibles that were applied to any occurrence in excess of the per occurrence deductible until the aggregate deductible is exhausted. Such aggregate deductibles were $20 million in the case of our hull and machinery coverage and $25 million in the case of our personal injury liability and third party property damage coverage. Additionally, for our personal injury and third-party damage liabilities, we retained $20 million of the risk that exceeds our deductible amount. In the opinion of management, adequate accruals have been made based on known and estimated losses related to such exposures. See Note 12―Subsequent Events.

Letters of Credit and Surety Bonds—We had letters of credit outstanding totaling $408 million and $405 million at March 31, 2007 and December 31, 2006, respectively. These letters of credit guarantee various contract bidding and performance activities under various uncommitted lines provided by several banks.

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations. Surety bonds outstanding totaled $8 million and $6 million at March 31, 2007 and December 31, 2006, respectively.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

Note 10―Stock Warrants

At March 31, 2007, there were 203,900 warrants outstanding to purchase 3,568,250 ordinary shares at an exercise price of $19.00 per share. The warrants expire on May 1, 2009. On March 1, 2006, we issued 333,039 ordinary shares related to a cashless exercise of 25,100 warrants.

Note 11―Retirement Plans and Other Postemployment Benefits

Defined Benefit Pension Plans—We have several defined benefit pension plans, both funded and unfunded, covering substantially all of our U.S. employees. We also have various defined benefit plans in Norway, Nigeria, Egypt and Indonesia that cover our employees and certain frozen plans acquired in connection with the R&B Falcon merger that cover certain current and former employees. Net periodic benefit cost for these defined benefit pension plans includes the following components (in millions):

	Three months ended March 31,
	2007	2006
Components of Net Periodic Benefit Cost (a)
Service cost	$5	$5
Interest cost	5	5
Expected return on plan assets	(5)	(5)
Recognized net actuarial losses	1	1
Benefit cost	$6	$6
______________
(a)	Amounts are before income tax effect.

We expect to contribute approximately $14 million to our defined benefit pension plans in 2007, which we expect will be funded from cash flow from operations. We contributed approximately $2 million to the defined benefit pension plans in the first quarter of 2007.

Postretirement Benefits Other Than Pensions (“OPEB”)—We have several unfunded contributory and noncontributory OPEB plans covering substantially all of our U.S. employees. Net periodic benefit costs for these other postretirement plans and their components, including service cost, interest cost, amortization of prior service cost and recognized net actuarial losses, were less than $1 million for the three months ended March 31, 2007 and 2006.

We expect to contribute approximately $2 million to the other postretirement benefit plans in 2007, which we expect will be funded from cash flow from operations. We contributed approximately $1 million to the other postretirement benefit plans in the first quarter of 2007.

Note 12―Subsequent Events

Insurance Matters—We have renewed our insurance coverages for 12 months effective May 1, 2007. In the new program, we generally maintain a $125 million per occurrence insurance deductible on hull and machinery (subject to an aggregate deductible of $250 million), a $10 million per occurrence deductible on personal injury liability and a $5 million per occurrence deductible on third party property damage. In addition to the per occurrence deductibles described above, we also have an aggregate deductible of $50 million in the case of our personal injury liability and third party property damage coverage that is applied to any occurrence in excess of the per occurrence deductible until the aggregate deductible is exhausted. We do not generally have coverage for losses due to hurricanes in the U.S Gulf of Mexico and war perils worldwide. At present, the insured value of our drilling rig fleet is approximately $22 billion in aggregate. We also carry $950 million of third-party liability coverage exclusive of the personal injury liability and third party property liability deductibles and retention amounts described above. We do not carry insurance for loss of revenue. As a result of these limits, we retain the risk through self-insurance for any losses in excess of these amounts.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this quarterly report include, but are not limited to, statements about the following subjects:

•  contract commencements,
•  contract option exercises,
•  revenues,
•  expenses,
•  results of operations,
•  commodity prices,
•  customer drilling programs,
•  supply and demand,
•  utilization rates,
•  dayrates,
•  contract backlog,
•  planned shipyard projects and rig mobilizations and their effects,
•  newbuild projects and opportunities,
•  the upgrade projects for the Sedco 700-series semisubmersible rigs,
•  other major upgrades,
•  the potential purchase of an interest in a joint venture with Pacific Drilling and joint venture terms,
•  contract awards,
•  drillship delivery dates,
•  expected downtime,
•  insurance proceeds,
•  cash investments of our wholly-owned captive insurance company,
•  future activity in the deepwater, mid-water and the jackup market sectors,
•  market outlook for our various geographical operating sectors,
•  capacity constraints for ultra-deepwater rigs and other rig classes,
•  effects of new rigs on the market,
•  income related to and any payments to be received under the TODCO tax sharing agreement,
•  uses of excess cash, including ordinary share repurchases,

•  the timing and funding of share repurchases,
•  issuance of new debt,
•  debt reduction,
•  planned asset sales,
•  timing of asset sales,
•  proceeds from asset sales,
•  our effective tax rate,
•  changes in tax laws, treaties and regulations,
•  tax assessments,
•  our other expectations with regard to market outlook,
•  operations in international markets,
•  the level of expected capital expenditures,
•  results and effects of legal proceedings and governmental audits and assessments,
•  adequacy of insurance,
•  liabilities for tax issues, including those associated with our activities in Brazil, Norway and the United States,
•  liquidity,
•  cash flow from operations,
•  adequacy of cash flow for our obligations,
•  effects of accounting changes,
•  adoption of accounting policies,
•  pension plan and other postretirement benefit plan contributions,
•  benefit payments, and
•  the timing and cost of completion of capital projects.
•  the timing and funding of share repurchases,
•  issuance of new debt,

Index

Forward-looking statements in this quarterly report are identifiable by use of the following words and other similar expressions among others:

•	“anticipates”	•	“may”
•	“believes”	•	“might”
•	“budgets”	•	“plans”
•	“could”	•	“predicts”
•	“estimates”	•	“projects”
•	“expects”	•	“scheduled”
•	“forecasts”	•	“should”
•	“intends”

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

•	those described under “Item 1A. Risk Factors” included herein and in our Annual Report on Form 10-K for the year ended December 31, 2006,
•	the adequacy of sources of liquidity,
•
our inability to obtain contracts for the drillships we are marketing under our marketing and purchase option agreement with Pacific Drilling, negotiate definitive agreements and satisfy closing conditions,

•	the effect and results of litigation, audits and contingencies, and
•	other factors discussed in this quarterly report and in our other filings with the SEC, which are available free of charge on the SEC’s website at www.sec.gov.

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

The following information should be read in conjunction with the unaudited condensed consolidated financial statements included under “Item 1. Financial Statements” herein and the audited consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells. As of April 30, 2007, we owned, had partial ownership interests in or operated 82 mobile offshore drilling units. As of this date, our fleet included 33 High-Specification semisubmersibles and drillships (“High-Specification Floaters”), 20 Other Floaters, 25 Jackups and four Other Rigs. We also have three High-Specification Floaters under construction.

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

Index

Key measures of our total company results of operations and financial condition are as follows (in millions, except average daily revenue and percentages):

	Three months ended March 31,
	2007	2006	Change

Average daily revenue (a)(b)	$198,000	$119,600	$78,400
Utilization (b)(c)	88%	82%	N/A
Statement of Operations
Operating revenues	$1,328	$817	$511
Operating and maintenance expense	568	475	93
Operating income	657	284	373
Net income	553	206	347

Balance Sheet Data (at end of period)	March 31, 2007	December 31, 2006	Change
Cash and Cash Equivalents	$502	$467	$35
Total Assets	11,883	11,476	407
Total Debt	3,484	3,295	189
_____________________
“N/A” means not applicable.

(a)	Average daily revenue is defined as contract drilling revenue earned per revenue earning day. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.
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

Our revenues for the three months ended March 31, 2007 increased from the prior year period primarily as a result of increased activity and higher dayrates. Our operating and maintenance expenses for the same period increased primarily as a result of higher labor and rig maintenance costs in connection with such increased activity (see “—Operating Results”). In addition, our first quarter 2007 financial results included the recognition of gains on the sale of our interest in a tender rig (see “—Significant Events”). Cash increased during the three months ended March 31, 2007 primarily as a result of proceeds received from the sale of assets, exercises of stock options and cash provided by operating activities, partially offset by increased capital expenditures and repurchases of our ordinary shares.

We operate in one business segment, which consists of floaters, jackups and other rigs used in support of offshore drilling activities and offshore support services on a worldwide basis. Our fleet operates in a single, global market for the provision of contract drilling services. The location of our rigs and the allocation of resources to build or upgrade rigs are determined by the activities and needs of our customers.

We categorize our fleet as follows: (1) “High-Specification Floaters,” consisting of our “Ultra-Deepwater Floaters,” “Other Deepwater Floaters” and “Other High-Specification Floaters,” (2) “Other Floaters,” (3) “Jackups” and (4) “Other Rigs.” Within our High-Specification Floaters category, we consider our Ultra-Deepwater Floaters to be the semisubmersibles Deepwater Horizon, Cajun Express, Deepwater Nautilus, Sedco Energy and Sedco Express and the drillships Deepwater Discovery, Deepwater Expedition, Deepwater Frontier, Deepwater Millennium, Deepwater Pathfinder, Discoverer Deep Seas, Discoverer Enterprise and Discoverer Spirit. These rigs have high-pressure mud pumps and a water depth capability of 7,500 feet or greater. The Other Deepwater Floaters are generally those other semisubmersible rigs and drillships that have a water depth capacity of at least 4,500 feet. The Other High-Specification Floaters, built as fourth-generation rigs in the mid to late 1980s, are capable of drilling in harsh environments and have greater displacement than previously constructed rigs resulting in larger variable load capacity, more useable deck space and better motion characteristics. The Other Floaters category is generally comprised of those non-high-specification floaters with a water depth capacity of less than 4,500 feet. The Jackups category consists of our jackup fleet, and the Other Rigs category consists of other rigs that are of a different type or use. These categories reflect how we view, and how we believe our investors and the industry generally view, our fleet.

Index

Significant Events

Asset Disposition—During the three months ended March 31, 2007, we completed the sale of our membership interest in Transocean CGR LLC (owner of the tender rig Charley Graves) for net proceeds of $33 million and recognized a gain on the sale of $23 million. See “—Liquidity and Capital Resources−Capital Expenditures and Dispositions−Dispositions.”

Repurchase of Ordinary Shares—During the three months ended March 31, 2007, we repurchased and retired 5.2 million of our ordinary shares at a total cost of $400 million. See “—Liquidity and Capital Resources−Sources and Uses of Liquidity.”

Outlook

Drilling Market—Demand for offshore drilling capacity continues to be strong, particularly for rigs capable of drilling in deepwater. Our High-Specification Floater fleet is fully committed in 2007 and 2008. We have only two rigs remaining in our Other Floater fleet that have any available uncommitted time in 2007 and seven rigs remaining in this fleet that have any available uncommitted time in 2008. We have five jackup rigs that have uncommitted time in 2007, and 15 jackup rigs that have uncommitted time in 2008.

We have been successful in building contract backlog within our High-Specification Floater fleet with 25 of our 37 current and future High-Specification Floaters, including the three newbuilds and the two Sedco 700-series deepwater upgrades, contracted into or beyond 2010 as of April 30, 2007. These 25 units include nine of our 13 current Ultra-Deepwater Floaters and our three new rigs currently under construction with long term contracts upon delivery. Our total contract backlog of approximately $21 billion as of April 30, 2007 includes approximately $15 billion of backlog represented by our High-Specification Floaters. We believe the long-term outlook for deepwater capable rigs continues to be favorable.

In April 2007, we entered into a marketing and purchase option agreement with Pacific Drilling Limited that provides us with the exclusive marketing right for two newbuild Ultra-Deepwater Floaters with expected delivery dates in 2009 as well as an option to purchase a 50 percent interest in a joint venture company through which we and Pacific Drilling would own the drillships. We anticipate providing construction advisory services during the period of the option, construction management services upon exercise of the option and operating management services once the drillships begin operations. The exclusive marketing right and purchase option granted to us by Pacific Drilling will terminate on November 30, 2007 but can be extended by four months. We may elect to exercise the option in our sole discretion and anticipate exercising the option once we have secured a drilling contract or contracts of sufficient value. The purchase price for the 50 percent joint venture interest is 50 percent of the documented costs at the time of exercise. The closing of the transaction is conditioned on the satisfaction of customary closing conditions and the negotiation of definitive joint venture documents. The agreement with Pacific Drilling contemplates that, beginning three years after the closing, Pacific Drilling will have the right to exchange its interest in the joint venture for our ordinary shares or cash.

Index

Future demand for deepwater capable rigs should benefit from successful drilling efforts in the lower tertiary trend of the U.S. Gulf of Mexico; the discovery of light oil and non-associated gas in the deepwaters of Brazil; continued exploration success in the deepwaters offshore India; the recent discovery in the deepwaters of the South China Sea; and the exploration activity in the Orphan Basin offshore Eastern Canada. Additionally, the continued exploration success in the deepwaters of West Africa, the opening of additional deepwater acreage in the U.S. Gulf of Mexico and the announced plans by Pemex for ultra deepwater drilling in Mexican waters of the Gulf of Mexico support our optimistic outlook for long term contracts and favorable dayrates in the deepwater drilling market sector. As of April 30, 2007, none of our High-Specification Floater fleet contract days are uncommitted for the remainder of 2007 and 2008, while approximately 10 percent and 48 percent are uncommitted in 2009 and 2010, respectively.

Our Other Floater fleet, comprised of 20 semisubmersible rigs, is largely committed to contracts that extend through 2007, and we continue to see customer demand for both short term and multi-year contracts for these units. We completed the reactivation of the C. Kirk Rhein, Jr., which has been awarded a two-year contract in India at a $340,000 dayrate and commenced operations in February 2007. As of April 30, 2007, seven percent of our Other Floater fleet contract days are uncommitted for the remainder of 2007, while approximately 24 percent, 63 percent and 84 percent are uncommitted in 2008, 2009 and 2010, respectively.

Our outlook for the Jackup market sector also remains strong. In January 2007, we were awarded a three year contract for the Trident 17 at a dayrate of $185,000. We expect to remain at or near full utilization for our Jackup fleet in 2007. We believe that Asia, India and the Middle East will remain sources of strong demand for jackup rigs in the near to intermediate term. We expect dayrates for jackup rigs to remain at current levels for the remainder of 2007. As of April 30, 2007, seven percent of our Jackup fleet contract days are uncommitted for the remainder of 2007, while approximately 40 percent, 63 percent and 84 percent are uncommitted in 2008, 2009 and 2010, respectively.

The aggregate amount of out-of-service time we incur in 2007 is expected to decrease by approximately 12 percent compared to the amount we incurred in 2006, primarily because we completed the reactivations of the Transocean Winner and Transocean Prospect in 2006 and the C. Kirk Rhein, Jr. in February 2007. However, the reduction in out-of-service time resulting from the completed reactivations is expected to be at least partially offset by an increase in out-of-service time that we expect to incur in connection with the continued upgrades of the Sedco 702 and Sedco 706 to deepwater capabilities.

We expect our revenues to continue to increase in 2007 due primarily to commencement of new contracts with higher dayrates. The scheduled commencement of the Sedco 702 contract at the end of the rig’s deepwater upgrade shipyard project is also expected to increase our revenues in 2007. In addition, we expect the five integrated services contracts in India, which commenced in the early part of 2007, to increase our other revenue for 2007.

We expect industry inflation in 2007 to continue to increase our operating and maintenance costs including our shipyard and major maintenance program expenditures. We expect our operating and maintenance costs in 2007 to further increase as a result of the five integrated services contracts discussed above. These increases are expected to be at least partially offset by lower shipyard and mobilization expenses in 2007 due to the completed reactivations noted above. Finally, we are investing in a number of recruitment, retention and personnel development initiatives in connection with the manning of the crews of the two deepwater upgrades, the three newbuild rigs we currently have under construction and the two newbuild drillships that we have an option to acquire interests in through a joint venture with Pacific Drilling and our efforts to mitigate expected personnel attrition.

We have seven existing contracts with fixed-priced or capped options for dayrates that we believe are less than current market dayrates. We expect that four of these fixed-price contract options will be exercised by our customers in 2007 and 2008, which would preclude us from taking full advantage of any increased market rates for rigs subject to these contract options. Well-in-progress or similar provisions in our existing contracts may delay the start of higher dayrates in subsequent contracts, and some of the delays have been and could be significant.

Index

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

Insurance Matters—We have renewed our insurance coverages for 12 months effective May 1, 2007. In the new program, we generally maintain a $125 million per occurrence insurance deductible on hull and machinery (subject to an aggregate deductible of $250 million), a $10 million per occurrence deductible on personal injury liability and a $5 million per occurrence deductible on third party property damage. In addition to the per occurrence deductibles described above, we also have an aggregate deductible of $50 million in the case of our personal injury liability and third party property damage coverage that is applied to any occurrence in excess of the per occurrence deductible until the aggregate deductible is exhausted. We do not generally have coverage for losses due to hurricanes in the U.S Gulf of Mexico and war perils worldwide. At present, the insured value of our drilling rig fleet is approximately $22 billion in aggregate. We also carry $950 million of third-party liability coverage exclusive of the personal injury liability and third party property liability deductibles and retention amounts described above. We do not carry insurance for loss of revenue. As a result of these limits, we retain the risk through self-insurance for any losses in excess of these amounts.

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

Our income tax returns are subject to review and examination in the many various jurisdictions in which we operate. It is reasonably possible that the unrecognized tax benefits related to uncertain tax positions will materially change within the next 12 months although it is not possible to estimate the impact of such a change.

Our 2004 and 2005 U.S. federal income tax returns are currently under examination by the U.S. Internal Revenue Service (“IRS”). Our 2006 income tax return and certain net operating losses generated in 2000 through 2003 are subject to examination. We believe our returns are materially correct as filed, and we intend to vigorously defend against any proposed changes. While we cannot predict or provide assurance as to the final outcome, we do not expect the ultimate liability resulting from any examination to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In April 2006, we received notice from the Norwegian tax authorities regarding their intent to propose adjustments to taxable income for the tax years 1999, 2001 and 2002. These proposed assessments could result in an increase in tax of approximately $260 million, plus interest and the authorities further indicated they intend to impose penalties, which could range from 15 to 60 percent of the assessments. The anticipated assessments relate to restructuring transactions undertaken in 2001 and 2002. The Norwegian tax authorities initiated inquiries in September 2004 related to the restructuring transactions and a separate dividend payment made during 2001. In February 2005, we filed a response to these inquiries. In March 2005, pursuant to court orders, the Norwegian tax authorities took action to obtain additional information regarding these transactions. We have continued to respond to information requests from the Norwegian authorities and filed a formal protest to the proposed assessment in June 2006. We also believe the Norwegian authorities are contemplating a tax assessment of approximately $104 million on the dividend, plus interest and a penalty, which could range from 15 to 60 percent of the assessment. Norwegian civil tax and criminal authorities continue to investigate the restructuring transactions and dividend. We plan to vigorously contest any assertions by the Norwegian authorities in connection with the restructuring transactions or dividend. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated financial position or results of operations although it may have a material adverse effect on our consolidated cash flows.

Index

Our tax returns in the other major jurisdictions in which we operate are generally subject to examination for periods ranging from three to six years. We have agreed to extensions beyond the statute of limitations in two jurisdictions for up to 12 years. Tax authorities in certain jurisdictions are examining our tax returns and in some cases have issued assessments. We are defending our tax positions in those jurisdictions. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate liability to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

TODCO Tax Sharing Agreement―Our wholly owned subsidiary, Transocean Holdings Inc. (“Transocean Holdings”), entered into a tax sharing agreement with TODCO dated February 4, 2004 in connection with the initial public offering of TODCO’s ordinary shares on February 10, 2004 (the “TODCO IPO”). The tax sharing agreement was amended and restated on November 27, 2006 (the “TSA”) as part of a negotiated settlement of disputes between Transocean Holdings and TODCO over the terms of the original tax sharing agreement. The TSA governs Transocean Holdings’ and TODCO’s respective rights, responsibilities and obligations with respect to taxes and tax benefits, the filing of tax returns, the control of tax audits and other tax matters. Under the TSA, most U.S. federal, state, local and foreign income taxes and income tax benefits that accrued on or before the closing of the TODCO IPO (including income taxes and income tax benefits attributable to the TODCO business) are for the account of Transocean Holdings. Accordingly, Transocean Holdings generally is liable for any income taxes that accrued on or before the closing of the TODCO IPO, but TODCO generally must pay Transocean Holdings for the amount of any income tax benefits created on or before the closing of the TODCO IPO (“pre-IPO tax benefits”) that it uses or absorbs on a return with respect to a period after the closing of the TODCO IPO. As of April 30, 2007, Transocean Holdings had received $118 million in payments with respect to estimated pre-IPO tax benefits (including tax benefits from the exercise of certain compensatory stock options to acquire Transocean ordinary shares by TODCO’s current and former employees and directors) that TODCO estimated that it had used for the 2006 tax year. We expect to recognize these payments, subject to any adjustment for amounts actually used, when TODCO files its 2006 tax return.

Pursuant to the terms of the TSA, if there is a change of control of TODCO, as described in the TSA, all remaining unused pre-IPO tax benefits are deemed to have been utilized immediately before the change of control. As a result, an accelerated payment for the value of such tax benefits, less a specified discount, would become due from TODCO or the surviving company to Transocean Holdings 30 days after the change of control. However, payments relating to the tax benefit from exercises by current and former TODCO employees and directors of options to acquire Transocean shares are excluded from the change of control provisions and continue to be due under the terms of the TSA without regard to the change of control.

On March 19, 2007, TODCO and Hercules Offshore, Inc. (“Hercules”) announced that they had entered into a merger agreement that contemplates the acquisition of TODCO by Hercules (the “TODCO Acquisition”). The closing of the TODCO Acquisition is contingent upon, among other things, the affirmative vote of the shareholders of both Hercules and TODCO. If the TODCO Acquisition occurs, the TSA will require Hercules to make an accelerated payment to Transocean Holdings within 30 days after completion of the TODCO Acquisition as a result of the deemed utilization of TODCO’s pre-IPO tax benefits. The amount of the accelerated payment owing to Transocean Holdings is calculated by multiplying 80 percent by the then remaining pre-IPO tax benefits at the effective date of the TODCO Acquisition. If the effective date of the TODCO Acquisition is July 1, 2007, we estimate that Transocean Holdings will receive approximately $50 million to $60 million in payments for pre-IPO tax benefits used by TODCO between January 1, 2007 and June 30, 2007 and an accelerated payment of approximately $120 million to $130 million, or 80 percent of the estimated remaining unused pre-IPO tax benefits as of June 30, 2007. Additionally, the TSA will require Hercules to make additional payments to Transocean Holdings after the TODCO Acquisition is closed based on a portion of the tax benefit from the exercise of certain compensatory stock options to acquire our ordinary shares by TODCO’s current and former employees and directors, when and if those options are exercised. We estimate that the amount of payments to Transocean Holdings related to compensatory options that remain outstanding at April 30, 2007, assuming a Transocean share price of $86.20 per share at the time of exercise of the compensatory options (the actual price of our ordinary shares at April 30, 2007), will be approximately $19 million. However, there can be no assurance that the TODCO Acquisition will occur or as to the amount and timing of any payment which Transocean Holdings may receive. In addition, any future reduction of the pre-IPO tax benefits by the US taxing authorities upon examination of the TODCO tax returns may require Transocean Holdings to reimburse TODCO for some of the amounts previously paid.

Index

Performance and Other Key Indicators

Contract Backlog—The following table reflects our contract backlog as of March 31, 2007, December 31, 2006 and March 31, 2006 and reflects firm commitments only, typically represented by signed drilling contracts. Backlog is indicative of the full contractual dayrate. The amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors including shipyard and maintenance projects, other downtime and other factors that result in lower applicable dayrates than the full contractual operating dayrate, as well as the ability of our customers to terminate contracts under certain circumstances. Our contract backlog is calculated by multiplying the contracted operating dayrate by the number of days remaining in the firm contract period, excluding revenues for mobilization, demobilization and contract preparation and such amounts are not expected to be significant to our contract drilling revenues.

	March 31, 2007	December 31, 2006	March 31, 2006
	(In millions)
Contract Backlog
High-Specification Floaters	$14,911	$14,354	$12,917
Other Floaters	4,335	3,770	1,647
Jackups	2,049	2,037	2,129
Other Rigs	72	65	121
Total	$21,367	$20,226	$16,814

Fleet Utilization and Average Daily Revenue—The following table shows our average daily revenue and utilization for each of the three months ended on March 31, 2007, December 31, 2006 and March 31, 2006. See “—Overview” for a definition of average daily revenue, revenue earning day and utilization.

	Three months ended
	March 31, 2007	December 31, 2006	March 31, 2006
Average Daily Revenue
High-Specification Floaters
Ultra-Deepwater Floaters	$301,400	$275,300	$209,000
Other Deepwater Floaters	$235,800	$230,400	$154,000
Other High-Specification Floaters	$238,800	$187,400	$158,800
Total High-Specification Floaters	$264,800	$243,600	$178,200
Other Floaters	$223,700	$178,400	$110,000
Jackups	$104,600	$97,000	$70,300
Other Rigs	$50,300	$48,200	$47,300
Total Drilling Fleet	$198,000	$171,700	$119,600

Utilization
High-Specification Floaters
Ultra-Deepwater Floaters	97%	92%	92%
Other Deepwater Floaters	77%	78%	83%
Other High-Specification Floaters	99%	97%	89%
Total High-Specification Floaters	87%	86%	87%
Other Floaters	94%	90%	73%
Jackups	83%	89%	91%
Other Rigs	100%	99%	58%
Total Drilling Fleet	88%	89%	82%

Index

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of cash during the first three months of 2007 were our cash flows from operations, borrowings under our Revolving Credit Facility and proceeds from asset sales. Our primary uses of cash were repurchases of our ordinary shares and capital expenditures. At March 31, 2007, we had $502 million in cash and cash equivalents.

	Three months ended March 31,
	2007	2006	Change
	(In millions)
Net Cash from Operating Activities
Net income	$553	$206	$347
Depreciation	100	102	(2)
Other non-cash items	18	(18)	36
Working capital	(17)	(22)	5
	$654	$268	$386

Net cash provided by operating activities increased by $386 million due to more cash generated from net income.

	Three months ended March 31,
	2007	2006	Change
	(In millions)
Net Cash from Investing Activities
Capital expenditures	$(465)	$(178)	$(287)
Proceeds from disposal of assets, net	39	82	(43)
Joint ventures and other investments, net	(3)	-	(3)
	$(429)	$(96)	$(333)

Capital expenditures increased by $287 million over the corresponding prior year period, primarily due to the construction of three enhanced Enterprise-class drillships, the two Sedco 700-series deepwater upgrades and other equipment replaced and upgraded on our existing rigs.

	Three months ended March 31,
	2007	2006	Change
	(In millions)
Net Cash from Financing Activities
Borrowings under the Revolving Credit Facility, net	$190	$-	$190
Repurchase of ordinary shares	(400)	(200)	(200)
Net proceeds from issuance of ordinary shares under share-based compensation plans	15	45	(30)
Other, net	5	-	5
	$(190)	$(155)	$(35)

Index

Net cash used in financing activities increased due to increased repurchases of ordinary shares in the first quarter of 2007, partially offset by net borrowings under the Revolving Credit Facility and lower proceeds from stock option exercises received in the first quarter of 2007 compared to the same period in 2006. See “―Sources and Uses of Liquidity.”

Capital Expenditures and Dispositions

From time to time, we review possible acquisitions of businesses and drilling rigs and may in the future make significant capital commitments for such purposes. We may also consider investments related to major rig upgrades or new rig construction if generally supported by firm contracts. Any such acquisition, upgrade or new rig construction could involve the payment by us of a substantial amount of cash or the issuance of a substantial number of additional ordinary shares or other securities. During 2006, we were awarded drilling contracts for three newbuild deepwater drilling rigs and are currently in discussions with various clients for potential other deepwater drilling contracts related to new deepwater drilling rigs. In addition, from time to time, we review possible dispositions of drilling units.

Capital expenditures—Capital expenditures, including capitalized interest of $13 million, totaled $465 million during the three months ended March 31, 2007, including $302 million on the construction of three enhanced Enterprise-class drillships and $58 million for the upgrade of two of our Sedco 700-series rigs.

During 2007, we expect capital expenditures to be approximately $1.4 billion, including approximately $700 million for the construction of the three deepwater drillships and approximately $300 million for the deepwater upgrade of two of our Sedco 700-series rigs. The level of our capital expenditures is partly dependent upon the actual level of operational and contracting activity. These expected capital expenditures do not include amounts that would be incurred as a result of any of the other possible newbuild opportunities.

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

Dispositions—During the three months ended March 31, 2007, we completed the sale of our membership interest in Transocean CGR LLC (owner of the tender rig Charley Graves) for net proceeds of $33 million and recognized a gain on the sale of $23 million.

Sources and Uses of Liquidity

We expect to use existing cash balances, internally generated cash flows, proceeds from the issuance of debt and proceeds from asset sales to fulfill anticipated obligations such as scheduled debt maturities, capital expenditures and working capital needs. From time to time, we may also use bank lines of credit to maintain liquidity for short-term cash needs.

When cash on hand, cash flows from operations and proceeds from asset sales exceed our expected liquidity needs, including major upgrades, new rig construction and/or drilling rig acquisitions, we may use a portion of such cash to repurchase our ordinary shares. We may also use additional borrowings under our Revolving Credit Facility or proceeds from the issuance of new debt to repurchase our ordinary shares. We may also continue to consider allowing cash balances to increase and the reduction of debt prior to scheduled maturities.

Index

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

During the three months ended March 31, 2007, we repurchased and retired $400 million of our ordinary shares, which amounted to approximately 5.2 million ordinary shares at an average purchase price of $77.39 per share. Total consideration paid to repurchase the shares was recorded in shareholders’ equity as a reduction in ordinary shares and additional paid-in capital. Such consideration was funded with existing cash balances and borrowings under our Revolving Credit Facility. At April 30, 2007, after prior repurchases, we had authority to repurchase an additional $600 million of our ordinary shares under the program.

We have access to a bank line of credit under a $1.0 billion, five-year revolving credit agreement expiring July 2011 (“Revolving Credit Facility”). At April 30, 2007, $190 million was outstanding under this facility.

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

In April 2001, the SEC declared effective our shelf registration statement on Form S-3 for the proposed offering from time to time of up to $2.0 billion in gross proceeds of senior or subordinated debt securities, preference shares, ordinary shares and warrants to purchase debt securities, preference shares, ordinary shares or other securities. At April 30, 2007, $600 million in gross proceeds of securities remained unissued under the shelf registration statement.

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

We have established a wholly-owned captive insurance company which insures various risks of our operating subsidiaries. Access to the cash investments of the captive insurance company may be limited due to local regulatory restrictions. These cash investments are expected to rise to approximately $45 million by the end of 2007 as the level of premiums paid to the captive insurance company continues to increase.

Index

Contractual Obligations

Other than with respect to the contractual obligations set forth below, there have been no material changes from the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2006.

As of March 31, 2007, the total unrecognized tax benefit related to uncertain tax positions, net of prepayments of $37 million, was $270 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the FIN 48 liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Index

Operating Results

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Following is an analysis of our operating results. See “—Overview” for a definition of revenue earning days, utilization and average daily revenue.

	Three months ended
	March 31,
	2007	2006	Change	% Change
	(In millions, except day amounts and percentages)

Revenue earning days	6,430	6,511	(81)	(1)%
Utilization	88%	82%	N/A	6%
Average daily revenue	$198,000	$119,600	$78,400	66%

Contract drilling revenues	$1,273	$779	$494	63%
Other revenues	55	38	17	45%
	1,328	817	511	63%
Operating and maintenance expense	(568)	(475)	(93)	20%
Depreciation	(100)	(102)	2	(2)%
General and administrative expense	(26)	(20)	(6)	30%
Gain from disposal of assets, net	23	64	(41)	(64)%
Operating income	657	284	373	N/M
Other (Income) Expense, net
Interest income	5	5	-	N/M
Interest expense, net of amounts capitalized	(37)	(24)	(13)	54%
Other, net	13	1	12	N/M
Income Tax Expense	(85)	(60)	(25)	42%
Net Income	$553	$206	$347	N/M
_________________
“N/A” means not applicable
“N/M” means not meaningful

Contract drilling revenues increased primarily due to higher average daily revenue across the fleet. Reactivation of one Other Deepwater Floater and three Other Floaters contributed to higher utilization in those asset classes and increased revenue by $74 million. Partially offsetting these increases were lower revenues on four rigs that were out of service in 2007 for shipyard, mobilization or maintenance projects and lower revenues from two rigs sold in 2006 and 2007.

Other revenues for the three months ended March 31, 2007 increased $17 million primarily due to a $13 million increase in client reimbursable revenue and a $4 million increase in integrated services revenue.

Operating and maintenance expenses increased by $93 million primarily from reactivated rigs, higher labor costs, vendor price increases, increased integrated service activity and higher client reimbursable costs.

The increase in general and administrative expense was primarily attributable to increased personnel-related expenses of $5 million.

During the three months ended March 31, 2007, we recognized a net gain of $23 million related to rig sales and disposal of other assets. During the three months ended March 31, 2006, we recognized net gains of $64 million related to rig sales and disposal of other assets.

Index

The increase in interest expense included $26 million that was primarily attributable to higher debt levels arising from the issuance of debt and borrowings under credit facilities since the first quarter of 2006. Partially offsetting this increase were reductions of $13 million related to capitalized interest in the first quarter of 2007.

The increase in other, net was primarily due to $15 million of income recognized as a result of the settlement of the patent litigation with GlobalSantaFe Corporation.

We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. The estimated annual effective tax rates at March 31, 2007 and 2006 were 13.7 percent and 17.6 percent, respectively, based on estimated 2007 and 2006 annual income before income taxes after adjusting for certain items such as a portion of net gains on sales of assets. The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits. For the three months ended March 31, 2007, the impact of the various discrete period tax items was a net expense of $1 million, related to the net gains on rig sales and changes in prior year estimates, resulting in a tax rate of 13.3 percent on earnings before income taxes. For the three months ended March 31, 2006, the impact of the various discrete items was a net expense of $25 million, related to the net gains on rig sales and changes in prior year estimates, resulting in a tax rate of 22.7 percent on earnings before income taxes.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. This discussion should be read in conjunction with disclosures included in the notes to our condensed consolidated financial statements related to estimates, contingencies and new accounting pronouncements. Significant accounting policies are discussed in Note 2 to our condensed consolidated financial statements included elsewhere and in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

For a discussion of the critical accounting estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to these estimates during the three months ended March 31, 2007. These estimates require significant judgments and estimates used in the preparation of our consolidated financial statements. Management has discussed each of these critical accounting estimates with the audit committee of the board of directors.

Share-Based Compensation

On January 1, 2006, we adopted FASB Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), Share-Based Payment (“SFAS 123R”), and have accounted for share-based compensation prospectively for all share-based awards granted or modified on or subsequent to that date in accordance with SFAS 123R. Adoption of the new standards did not have a material effect on our consolidated financial position, results of operations or cash flows.

Index

New Accounting Pronouncements

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term and short-term debt. The table below presents scheduled debt maturities in U.S. dollars and related weighted-average interest rates for each of the 12-months ending March 31 relating to debt obligations as of March 31, 2007. Weighted-average variable rates are based on London Interbank Offered Rate (“LIBOR”) rates at March 31, 2007, plus applicable margins.

At March 31, 2007 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a) (b)															Fair Value
	2008			2009	2010			2011			2012	Thereafter			Total	3/31/07
Total debt
Fixed rate	$	−		$19	$	−		$	−		$565		$1,004		$1,588	$1,796
Average interest rate		−	%	2.8%		−	%		−	%	3.0%		7.5%		5.8%
Variable rate	$	−		$1,700	$	−		$	−		$190	$	−		$1,890	$1,890
Average interest rate		−	%	5.6%		−	%		−	%	5.5%		−	%	5.6%
__________________________
(a)
Maturity dates of the face value of our debt assume the put options on the Zero Coupon Convertible Debentures and the 1.5% Convertible Debentures will be exercised in May 2008 and May 2011, respectively.

(b)	Expected maturity amounts are based on the face value of debt.

At March 31, 2007, we had approximately $1.9 billion of variable rate debt at face value (54 percent of total debt at face value). This variable rate debt represented the Term Credit Facility and the Floating Rate Notes issued during 2006, as well as outstanding borrowings under the Revolving Credit Facility. At December 31, 2006, we had approximately $1.7 billion of variable rate debt outstanding. Based upon the March 31, 2007 and December 31, 2006 variable rate debt outstanding amounts, a one percentage point change in interest rates would result in a corresponding change in interest expense of approximately $19 million and $17 million per year, respectively. In addition, a large part of our cash investments would earn commensurately higher rates of return if interest rates increase. Using March 31, 2007 and December 31, 2006 cash investment levels, a one percentage point change in interest rates would result in a corresponding change in interest income of approximately $3 million per year.

Index

Foreign Exchange Risk

Our international operations expose us to foreign exchange risk. These matters have been previously discussed and reported in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to these previously reported matters during the three months ended March 31, 2007.

ITEM 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was (i) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes to our internal controls during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

One of our subsidiaries is involved in an action with respect to a customs matter relating to the Sedco 710 semisubmersible drilling rig. Prior to our merger with Sedco Forex, this drilling rig, which was working for Petrobras in Brazil at the time, had been admitted into the country on a temporary basis under authority granted to a Schlumberger entity. Prior to the Sedco Forex merger, the drilling contract with Petrobras was transferred from the Schlumberger entity to an entity that would become one of our subsidiaries, but Schlumberger did not transfer the temporary import permit to any of our subsidiaries. In early 2000, the drilling contract was extended for another year. On January 10, 2000, the temporary import permit granted to the Schlumberger entity expired, and renewal filings were not made until later that January. In April 2000, the Brazilian customs authorities cancelled the temporary import permit. The Schlumberger entity filed an action in the Brazilian federal court of Campos for the purpose of extending the temporary admission. Other proceedings were also initiated in order to secure the transfer of the temporary admission to our subsidiary. Ultimately, the court permitted the transfer of the temporary admission from Schlumberger to our subsidiary but did not rule on whether the temporary admission could be extended without the payment of a financial penalty. During the first quarter of 2004, the Brazilian customs authorities issued an assessment totaling approximately $71 million at that time against our subsidiary. The first level Brazilian court ruled in April 2007 that the temporary admission granted to our subsidiary had expired which allowed the Brazilian customs authorities to execute on their assessment. Following this ruling, the Brazilian customs authorities issued a revised assessment against our subsidiary for approximately $172 million in aggregate. We are not certain as to the basis for the increase in the amount of the assessment. We intend to continue to aggressively contest this matter and we have appealed the first level Brazilian court’s ruling to a higher level court in Brazil. There may be further judicial or administrative proceedings that result from this matter and, while it is not expected, it is possible that we may be required to post a bond for up to the full amount of the assessment in connection with these proceedings. We have also put Schlumberger on notice that we consider any assessment to be solely the responsibility of Schlumberger, not our subsidiary. Nevertheless, we expect that the Brazilian customs authorities will continue to seek to recover the assessment solely from our subsidiary, not Schlumberger. Schlumberger has denied any responsibility for this matter, but remains a party to the proceedings. We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We have certain other actions or claims pending that have been previously discussed and reported in our Annual Report on Form 10-K for the year ended December 31, 2006 and our other reports filed with the Securities and Exchange Commission. There have been no material developments in these previously reported matters. We are involved in a number of other lawsuits, all of which have arisen in the ordinary course of our business. We do not expect the liability, if any, resulting from these other lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows. We are also involved in various tax matters as described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ―Outlook-Tax Matters.” We cannot predict with certainty the outcome or effect of any of the matters specifically described above or of any such other pending or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Index

Item 1A. Risk Factors

Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors as previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006. The risk factors set forth below were disclosed in the Form 10-K and have been updated as of May 2, 2007.

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

We have historically maintained broad insurance coverages, including coverages for property damage, occupational injury and illness, and general and marine third-party liabilities. Property damage insurance covers against marine and other perils, including losses due to capsizing, grounding, collision, fire, lightning, hurricanes, wind, storms, action of waves, punch-throughs, cratering, blowouts, explosion and war risks. However, we maintain large self-insured deductibles for damage to our offshore drilling equipment and third party liabilities. Effective May 1, 2007, we renewed our insurance coverages for 12 months. In the new program we generally maintain a $125 million per occurrence insurance deductible on hull and machinery (subject to an aggregate annual deductible of $250 million), a $10 million per occurrence deductible on personal injury liability and a $5 million per occurrence deductible on third party property damage. In addition to the per occurrence deductibles described above, we also have an aggregate deductible of $50 million in the case of our personal injury liability and third party property damage coverage that is applied to any occurrence in excess of the per occurrence deductible until the aggregate deductible is exhausted. We do not generally have coverage for losses due to hurricanes in the U.S Gulf of Mexico and war perils worldwide. We generally insure all of our offshore drilling rigs against property damage, except for U.S Gulf of Mexico windstorm risk and war perils worldwide and subject to self-insured deductibles as described above; however, the amount of such insurance may be less than the fair market value, replacement cost and net carrying value for financial reporting purposes.

Index

Our insurance coverage would not in all situations provide sufficient funds to protect us from all liabilities that could result from our drilling operations. Our coverage includes annual aggregate policy limits. As a result, we retain the risk through self-insurance for any losses in excess of these limits. We do not carry insurance for loss of revenue and certain other claims may not be reimbursed by insurance carriers. Such lack of reimbursement may cause us to incur substantial costs. In addition, we could decide to retain substantially more risk through self-insurance.

Our non-U.S. operations involve additional risks not associated with our U.S. operations.

We operate in various regions throughout the world that may expose us to political and other uncertainties, including risks of:

•	terrorist acts, war and civil disturbances;
•	expropriation or nationalization of equipment; ࿠and
•	the inability to repatriate income or capital.

We are protected to a substantial extent against loss of capital assets, but generally not loss of revenue, from most of these risks through indemnity provisions in our drilling contracts. Effective May 1, 2007 our assets are generally not insured against risk of loss due to war perils such as terrorist acts, civil unrest, expropriation, nationalization and acts of war. Pollution and environmental risks generally are not totally insurable. If a significant accident or other event occurs and is not fully covered by insurance or an enforceable or recoverable indemnity from a client, it could adversely affect our consolidated financial position, results of operations or cash flows.

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

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
January 2007	76,836	$79.37	-	$1,000
February 2007	3,699,736	$76.90	3,699,000	$715
March 2007	1,490,304	$78.63	1,469,324	$600
Total	5,266,876	$77.43	5,168,324	$600
_________________
(1)
Total number of shares purchased in the first three months of 2007 includes 98,552 shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan to pay withholding taxes due upon vesting of a restricted share award.

(2)
In May 2006, our board of directors authorized an increase in the amount of ordinary shares which may be repurchased pursuant to our share repurchase program from $2.0 billion, which was previously authorized and announced in October 2005, to $4.0 billion. The shares may be repurchased from time to time in open market or private transactions. The repurchase program does not have an established expiration date and may be suspended or discontinued at any time. Under the program, repurchased shares are retired and returned to unissued status. From inception through March 31, 2007, we have repurchased a total of 46.9 million of our ordinary shares at an aggregate cost of $3.4 billion.

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
† Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2007.

TRANSOCEAN INC.

By:	/s/ Gregory L. Cauthen
Gregory L. Cauthen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David A. Tonnel
David A. Tonnel
Vice President and Controller
(Principal Accounting Officer)