Form 10-Q
period 2007-06-30
TRANSOCEAN INC
filed 2007-08-01
CIK 1083269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Draft  #4
to Audit Committee

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 27, 2007, 290,199,014 ordinary shares, par value $0.01 per share, were outstanding.

TRANSOCEAN INC.

INDEX TO FORM 10-Q

QUARTER ENDED JUNE 30, 2007

Index

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Operating revenues
Contract drilling revenues	$1,360	$828	$2,633	$1,607
Other revenues	74	26	129	64
	1,434	854	2,762	1,671
Costs and expenses
Operating and maintenance	627	549	1,195	1,024
Depreciation	101	102	201	204
General and administrative	29	25	55	45
	757	676	1,451	1,273
Gain (loss) from disposal of assets, net	(1)	111	22	175
Operating income	676	289	1,333	573

Other income (expense), net
Interest income	5	5	10	10
Interest expense, net of amounts capitalized	(33)	(20)	(70)	(44)
Other, net	(5)	1	8	2
	(33)	(14)	(52)	(32)

Income before income taxes and minority interest	643	275	1,281	541
Income tax expense	93	26	178	86
Minority interest	1	−	1	−

Net income	$549	$249	$1,102	$455

Earnings per share
Basic	$1.91	$0.77	$3.81	$1.40
Diluted	$1.84	$0.75	$3.67	$1.36

Weighted average shares outstanding
Basic	288	324	289	325
Diluted	300	336	301	337

See accompanying notes.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Cash and cash equivalents	$445	$467
Accounts receivable, net of allowance for doubtful accounts of $30and $26 at June 30, 2007 and December 31, 2006, respectively	1,184	946
Materials and supplies, net of allowance for obsolescence of $21 and $19 at June 30, 2007 and December 31, 2006, respectively	177	160
Deferred income taxes, net	20	16
Other current assets	67	67
Total current assets	1,893	1,656

Property and equipment	11,152	10,539
Less accumulated depreciation	3,392	3,213
Property and equipment, net	7,760	7,326

Goodwill	2,195	2,195
Other assets	301	299
Total assets	$12,149	$11,476

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$369	$477
Accrued income taxes	132	98
Debt due within one year	18	95
Other current liabilities	475	369
Total current liabilities	994	1,039

Long-term debt	3,046	3,200
Deferred income taxes, net	51	54
Other long-term liabilities	579	343
Total long-term liabilities	3,676	3,597

Commitments and contingencies

Minority interest	1	4

Preference shares, $0.10 par value; 50,000,000 shares authorized, none issued and outstanding	−	−
Ordinary shares, $0.01 par value; 800,000,000 shares authorized, 289,280,582 and 292,454,457 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	3	3
Additional paid-in capital	7,728	8,044
Accumulated other comprehensive loss	(30)	(30)
Accumulated deficit	(223)	(1,181)
Total shareholders’ equity	7,478	6,836
Total liabilities and shareholders’ equity	$12,149	$11,476

See accompanying notes.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Cash flows from operating activities
Net income	$549	$249	$1,102	$455
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	101	102	201	204
Share-based compensation expense	9	5	19	8
Deferred income taxes	(5)	(9)	(7)	25
Equity in (earnings) losses of unconsolidated affiliates	2	(3)	3	(3)
(Gain) loss from disposal of assets, net	1	(111)	(22)	(175)
Deferred revenues, net	4	11	38	20
Deferred expenses, net	(6)	(47)	(13)	(55)
Tax benefit from exercise of stock options to purchase and vesting of ordinary shares under share-based compensation plans	–	(8)	–	(8)
Other long-term liabilities	5	14	12	21
Other, net	3	3	1	4
Changes in operating assets and liabilities
Accounts receivable	(99)	(33)	(238)	(104)
Other current assets	(28)	(50)	(32)	(51)
Accounts payable and other current liabilities	57	47	140	91
Income taxes receivable/payable, net	14	6	57	12
Net cash provided by operating activities	607	176	1,261	444

Cash flows from investing activities
Capital expenditures	(290)	(98)	(755)	(276)
Proceeds from disposal of assets, net	2	121	41	203
Joint ventures and other investments, net	–	–	(3)	–
Net cash provided by (used in) investing activities	(288)	23	(717)	(73)

Cash flows from financing activities
Revolving Credit Facility, net	(190)	–	–	–
Repayments on the Term Credit Facility	(230)	–	(230)	–
Proceeds from issuance of ordinary shares under share-based compensation plans, net	40	21	55	66
Repurchase of ordinary shares	–	(400)	(400)	(600)
Other, net	4	–	9	–
Net cash used in financing activities	(376)	(379)	(566)	(534)

Net decrease in cash and cash equivalents	(57)	(180)	(22)	(163)
Cash and cash equivalents at beginning of period	502	462	467	445
Cash and cash equivalents at end of period	$445	$282	$445	$282

See accompanying notes.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

Note 1―Nature of Business and Principles of Consolidation

Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells. We contract our drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. We also provide additional services, including integrated services. At June 30, 2007, we owned, had partial ownership interests in or operated 82 mobile offshore drilling units. As of this date, our fleet consisted of 33 High-Specification semisubmersibles and drillships (“High-Specification Floaters”), 20 Other Floaters, 25 Jackups and four Other Rigs. We also have four High-Specification Floaters under construction. See Note 3—Drilling Fleet Expansion and Upgrades.

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

Note 2―Summary of Significant Accounting Policies

Basis of Presentation—Our accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements. The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any future period. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Total Comprehensive Income—Total comprehensive income for the three and six months ended June 30, 2007 was $549 million and $1,102 million, respectively, while the total comprehensive income for the three and six months ended June 30, 2006 was $249 million and $455 million, respectively. There were no other comprehensive income items that were material for any of the periods presented.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

Capitalized Interest—We capitalize interest costs for qualifying construction and upgrade projects. We capitalized interest costs on construction work in progress of $15 million and $28 million for the three and six months ended June 30, 2007, respectively. Capitalized interest for the three and six months ended June 30, 2006 was $2 million for each period.

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

Share-Based Compensation—On January 1, 2006, we adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) using the modified prospective method. Share-based compensation expense for the three and six months ended June 30, 2007 was $9 million ($7 million, or $0.02 per diluted share, net of tax) and $19 million ($16 million, or $0.05 per diluted share, net of tax), respectively. Share-based compensation expense for the three and six months ended June 30, 2006 was $5 million or $0.01 per diluted share, which had an immaterial tax effect, and $8 million ($7 million, or $0.02 per diluted share, net of tax), respectively. In addition to the compensation cost recognition requirements, SFAS 123R requires tax deduction benefits in excess of recognized compensation cost to be reported as a financing cash flow. We reported financing cash flows related to tax deduction benefits of $5 million and $9 million for the three and six months ended June 30, 2007, with no comparable cash flows for the three and six months ended June 30, 2006.

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

Reclassifications—Certain reclassifications have been made to prior period amounts to conform with the current period’s presentation. These reclassifications did not have a material effect on our condensed consolidated financial statements.

Note 3―Drilling Fleet Expansion and Upgrades

Capital expenditures, including capitalized interest, totaled $755 million during the six months ended June 30, 2007 and included $443 million spent on the construction of four enhanced Enterprise-class drillships and $102 million on two Sedco 700-series rig upgrades. Construction work in progress, recorded in property and equipment, was $1.5 billion and $1.0 billion at June 30, 2007 and December 31, 2006, respectively.

In June 2007, we were awarded a drilling contract for a fourth enhanced Enterprise-class drillship. We estimate total capital expenditure for the construction of this rig to be approximately $640 million, excluding capitalized interest. We expect the rig to be contributed to a joint venture in which we will retain a 65 percent ownership interest. This rig is expected to be operational in the third quarter of 2010.

Capital expenditures, including capitalized interest, totaled $276 million during the six months ended June 30, 2006 and included $96 million spent on the construction of an enhanced Enterprise-class drillship and $59 million on two Sedco 700-series rig upgrades.

Note 4―Asset Dispositions

During the six months ended June 30, 2007, we completed the sale of the tender rig Charley Graves for net proceeds of $33 million and recognized a gain on the sale of $23 million ($20 million, or $0.07 per diluted share, net of tax).

During the six months ended June 30, 2006, we sold two of our Other Floaters (Peregrine III and Transocean Explorer), a swamp barge (Searex XII) and a platform rig. We received net proceeds from these sales of $209 million and recognized gains on the sales of $175 million ($153 million, or $0.46 per diluted share, net of tax).

Note 5―Repurchase of Ordinary Shares

In October 2005, our board of directors authorized the repurchase of up to $2.0 billion of our ordinary shares. The repurchase program does not have an established expiration date and may be suspended or discontinued at any time. Under the program, repurchased shares are constructively retired and returned to unissued status.

In May 2006, our board of directors authorized an increase in the overall amount of ordinary shares that may be repurchased under our share repurchase program from $2.0 billion to $4.0 billion.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

A summary of the aggregate ordinary shares repurchased and retired for the three and six months ended June 30, 2007 and 2006 is as follows (in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Value of shares	$–	$400	$400	$600
Number of shares	–	5.2	5.2	7.8
Average purchase price per share	$–	$76.23	$77.39	$76.66

Total consideration paid to repurchase the shares was recorded in shareholders’ equity as a reduction in ordinary shares and additional paid-in capital. Such consideration was funded with existing cash balances and borrowings under our Revolving Credit Facility. At June 30, 2007, we still had authority to repurchase $600 million of our ordinary shares under our share repurchase program; however, any such repurchases would require the consent of GlobalSantaFe Corporation pursuant to the Merger Agreement (see Note 13—Subsequent Events–Merger with GlobalSantaFe Corporation).

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

The estimated annual effective tax rate for the six months ended June 30, 2007 and June 30, 2006 was based on estimated annual income before income taxes for each period after adjusting for certain items such as net gains on rig sales and discrete items. The company will continue to recognize interest and penalties related to unrecognized tax benefits as income tax expense.

At January 1, 2007, the total unrecognized tax benefit related to uncertain tax positions was $303 million, of which $294 million would affect the effective tax rate if recognized. These amounts included $84 million and $83 million of interest and penalties, respectively. During the quarter ended June 30, 2007, the total unrecognized tax benefits increased by $16 million, including $7 million of interest and penalties. The total unrecognized tax benefit at June 30, 2007 was $328 million, of which $319 million would affect the effective tax rate if recognized.

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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

Norwegian civil tax and criminal authorities are investigating certain transactions undertaken in 2001 and 2002. Further, in the second quarter of 2007, the Norwegian authorities expanded the investigation and are seeking certain records located in the United Kingdom related to a separate Norway subsidiary that was previously subject to tax in Norway. In June 2006, we filed a formal protest with respect to a notification from the Norwegian tax authorities regarding their intent to propose adjustments to taxable income related to the 2001 and 2002 restructuring. These proposed assessments would result in an increase in tax of approximately $265 million, plus interest, and the authorities further indicated they intend to impose penalties, which could range from 15 to 60 percent of the assessments. We believe the Norwegian authorities are contemplating a separate tax assessment of approximately $110 million related to the 2001 dividend, plus interest and a penalty, which could range from 15 to 60 percent of the assessment. The Norwegian tax authorities initiated inquiries in September 2004 and in March 2005 took action to obtain additional information regarding these transactions pursuant to a Norwegian court order. We have continued to respond to information requests from the authorities. We plan to vigorously contest any assertions by the Norwegian authorities in connection with the restructuring transactions or dividend and any increase in the scope of the current investigation. On January 1, 2007, as part of our implementation of FIN 48, we recorded a long-term liability of $142 million related to these issues.  Since January 1, 2007, the long-term liability has increased to $152 million due to the accrual of interest and exchange rate fluctuations. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated financial position or results of operations although it may have a material adverse effect on our consolidated cash flows.

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

Note 7―Debt

Debt, net of unamortized discounts, premiums and fair value adjustments, is comprised of the following (in millions):

	June 30, 2007	December 31, 2006

Term Credit Facility due August 2008	$470	$700
Floating Rate Notes due September 2008	1,000	1,000
6.625% Notes due April 2011	179	180
7.375% Senior Notes due April 2018	247	247
Zero Coupon Convertible Debentures due May 2020 (put options exercisable May 2008 and May 2013) (a)	18	18
1.5% Convertible Debentures due May 2021 (put options exercisable May 2011 and May 2016)	400	400
8% Debentures due April 2027	57	57
7.45% Notes due April 2027 (b)	95	95
7.5% Notes due April 2031	598	598
Total debt	3,064	3,295
Less debt due within one year (a)(b)	18	95
Total long-term debt	$3,046	$3,200

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

(a)	The Zero Coupon Convertible Debentures are classified as debt due within one year at June 30, 2007 since the bondholders have the right to require us to repurchase the debentures in May 2008.
(b)
The 7.45% Notes were classified as debt due within one year at December 31, 2006 since holders had the option to require us to repurchase the notes in April 2007. As of March 31, 2007, we reclassified these notes as long-term debt, as no holders had notified us of their intent to exercise their option by the required notification date of March 15, 2007.

The scheduled maturity of our debt assumes the bondholders exercise their options to require us to repurchase the Zero Coupon Convertible Debentures and 1.5% Convertible Debentures in May 2008 and May 2011, respectively. All amounts are stated at face value, except for the Zero Coupon Convertible Debentures, which are included at the price we would be required to pay should the bondholders exercise their right to require us to repurchase the debentures in May 2008. The scheduled maturities are as follows (in millions):

Twelve months ending June 30,
2008	$19
2009	1,470
2010	–
2011	565
2012	–
Thereafter	1,004
Total	$3,058

Revolving Credit Facility—In July 2005, we entered into a $500 million, five-year revolving credit agreement (“Revolving Credit Facility”). In May 2006, we increased the credit limit on the facility from $500 million to $1.0 billion and extended the maturity date by one year from July 2010 to July 2011. In June 2007, we extended the maturity on the facility by one year from July 2011 to July 2012 and clarified the method pursuant to which we may insure our fleet (see Note 9―Contingencies–Retained Risk). The Revolving Credit Facility bears interest, at our option, at a base rate or at the London Interbank Offered Rate (“LIBOR”) plus a margin that can vary from 0.19 percent to 0.58 percent depending on our non-credit enhanced senior unsecured public debt rating (“Debt Rating”). A facility fee, varying from 0.06 percent to 0.17 percent depending on our Debt Rating, is incurred on the daily amount of the underlying commitment, whether used or unused, throughout the term of the facility. A utilization fee, varying from 0.05 percent to 0.10 percent depending on our Debt Rating, is payable if amounts outstanding under the Revolving Credit Facility are greater than or equal to 50 percent of the total underlying commitment. At June 30, 2007, the applicable margin, facility fee and utilization fee were 0.225 percent, 0.075 percent and 0.100 percent, respectively. The Revolving Credit Facility requires compliance with various covenants and provisions customary for agreements of this nature, including a debt to total tangible capitalization ratio, as defined by the Revolving Credit Facility, of not greater than 60 percent. At June 30, 2007, we had no borrowings outstanding and $1 billion remained available under this facility.

Debt Conversion—Holders of our Zero Coupon Convertible Debentures have the option to require us to convert their debentures into our ordinary shares at any time prior to maturity. In May 2007, we issued 1,223 ordinary shares in exchange for $150,000 aggregate principal amount of debentures that were converted at a conversion rate of 8.1566 ordinary shares per $1,000 debenture.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

Note 8―Earnings Per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Numerator for basic earnings per share
Net income for basic earnings per share	$549	$249	$1,102	$455

Numerator for diluted earnings per share
Net income	$549	$249	$1,102	$455
Add back interest expense on the 1.5% convertible debentures	2	2	4	3
Net income for diluted earnings per share	$551	$251	$1,106	$458

Denominator for diluted earnings per share
Weighted-average shares outstanding for basic earnings per share	288	324	289	325
Effect of dilutive securities:
Employee stock options and unvested stock grants	3	4	3	4
Warrants to purchase ordinary shares	3	3	3	3
1.5% convertible debentures	6	5	6	5
Adjusted weighted-average shares and assumed conversions for diluted earnings per share	300	336	301	337

Basic earnings per share
Net income	$1.91	$0.77	$3.81	$1.40

Diluted earnings per share
Net income	$1.84	$0.75	$3.67	$1.36

The effect of the Zero Coupon Convertible Debentures on the calculation of Net income for diluted earnings per share and Adjusted weighted-average shares and assumed conversions for diluted earnings per share are not presented because it is not material for any of the periods presented.

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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

In 1990 and 1991, two of our subsidiaries were served with various assessments collectively valued at approximately $12 million from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services. We believe that neither subsidiary is liable for the taxes and have contested the assessments in the Brazilian administrative and court systems. We have received several adverse rulings by various courts with respect to a June 1991 assessment, which is valued at approximately $11 million. We initially tried to challenge the assessment by means of a writ of mandamus. However, we did not receive an injunction in the above-mentioned writ and the government is attempting to enforce the judgment on this assessment (the amount claimed is approximately $28 million, which exceeds the amount we believe is at issue).  In response, we have presented a specific motion to stay the execution based on a $28 million guarantee in the form of oil barrels provided on our behalf by the Brazilian government-controlled oil company, Petrobras.  We received a favorable ruling in connection with a disputed August 1990 assessment, and the government has lost what is expected to be its final appeal with respect to that ruling. We also are awaiting a ruling from the Taxpayer's Council in connection with an October 1990 assessment. If our defenses are ultimately unsuccessful, we believe that Petrobras has a contractual obligation to reimburse us for municipal tax payments. We do not expect the liability, if any, resulting from these assessments to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

The Indian Customs Department, Mumbai alleged in July 1999 that the initial entry into India in 1988 and other subsequent movements of the Trident II jackup rig operated by the subsidiary constituted imports and exports for which proper customs procedures were not followed and sought payment of customs duties of approximately $31 million based on an alleged 1998 rig value of $49 million, plus interest and penalties, and confiscation of the rig. In January 2000, the Customs Department found that we had imported the rig improperly and intentionally concealed the import from the authorities, and directed us to pay certain other fees and penalties in addition to the amount of customs duties owed. We appealed the Customs Department ruling and an appellate tribunal granted our request that the confiscation be stayed pending the appeal. The appellate tribunal also found that the rig was imported without proper documentation or payment of duties and sustained our position regarding the value of the rig at the time of import as $13 million and ruled that subsequent movements of the rig were not liable to import documentation or duties, thus limiting our exposure as to custom duties to approximately $6 million. The Mumbai High Court’s decision in 2006, together with the Supreme Court of India’s decision in February 2007 to dismiss the leave to appeal petition filed by the Customs Department, have effectively affirmed the appellate ruling. We and our customer agreed to pursue and obtained the issuance of the required documentation from the Ministry of Petroleum that, if accepted by the Customs Department, would reduce the duty to nil. The Customs Department did not accept the documentation or agree to refund the duties already paid. We are pursuing our remedies against the Customs Department and our customer. We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

One of our subsidiaries is involved in an action with respect to a customs matter relating to the Sedco 710 semisubmersible drilling rig. Prior to our merger with Sedco Forex, this drilling rig, which was working for Petrobras in Brazil at the time, had been admitted into the country on a temporary basis under authority granted to a Schlumberger entity. Prior to the Sedco Forex merger, the drilling contract with Petrobras was transferred from the Schlumberger entity to an entity that would become one of our subsidiaries, but Schlumberger did not transfer the temporary import permit to any of our subsidiaries. In early 2000, the drilling contract was extended for another year. On January 10, 2000, the temporary import permit granted to the Schlumberger entity expired, and renewal filings were not made until later that January. In April 2000, the Brazilian customs authorities cancelled the temporary import permit. The Schlumberger entity filed an action in the Brazilian federal court of Campos for the purpose of extending the temporary admission. Other proceedings were also initiated in order to secure the transfer of the temporary admission to our subsidiary. Ultimately, the court permitted the transfer of the temporary admission from Schlumberger to our subsidiary but did not rule on whether the temporary admission could be extended without the payment of a financial penalty. During the first quarter of 2004, the Brazilian customs authorities issued an assessment totaling approximately $117 million at that time against our subsidiary. The first level Brazilian court ruled in April 2007 that the temporary admission granted to our subsidiary had expired which allowed the Brazilian customs authorities to execute on their assessment. Following this ruling, the Brazilian customs authorities issued a revised assessment against our subsidiary. As of July 30, 2007, the U.S. dollar equivalent of this assessment was approximately $185 million in aggregate, including interest, which we contest. We are not certain as to the basis for the increase in the amount of the assessment. We intend to continue to aggressively contest this matter and we have appealed the first level Brazilian court’s ruling to a higher level court in Brazil. There may be further judicial or administrative proceedings that result from this matter. While the court has granted us the right to continue our appeal without the posting of a bond, it is possible that we may be required to post a bond for up to the full amount of the assessment in connection with these proceedings. We have also put Schlumberger on notice that we consider any assessment to be solely the responsibility of Schlumberger, not our subsidiary. Nevertheless, we expect that the Brazilian customs authorities will continue to seek to recover the assessment solely from our subsidiary, not Schlumberger. Schlumberger has denied any responsibility for this matter, but remains a party to the proceedings. We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

In the third quarter of 2006, we received tax assessments of approximately $114 million from the state tax authorities of Rio de Janeiro in Brazil against one of our Brazilian subsidiaries for customs taxes on equipment imported into the state in connection with our operations. The assessments resulted from a preliminary finding by these authorities that our subsidiary’s record keeping practices were deficient. We continue to review documents related to the assessments, and while our review is not complete, we currently believe that the substantial majority of these assessments are without merit. We filed an initial response with the Rio de Janeiro tax authorities on September 9, 2006 refuting these additional tax assessments. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We are involved in a number of other lawsuits, all of which have arisen in the ordinary course of our business. We do not expect the liability, if any, resulting from these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows. We are also involved in various tax matters (see Note 6―Income Taxes).

Retained Risk—We have renewed our insurance coverages for the 12 month period beginning May 1, 2007. Under the new program, we generally maintain a $125 million per occurrence deductible on our hull and machinery, which is subject to an aggregate deductible of $250 million. In addition, we maintain a $10 million per occurrence deductible on crew personal injury liability and $5 million per occurrence deductible on third party property claims, which together are subject to an aggregate deductible of $50 million that is applied to any occurrence in excess of the per occurrence deductible until the aggregate deductible is exhausted.

At present, the insured value of our drilling rig fleet is approximately $22 billion in aggregate. We also carry $950 million of third-party liability coverage exclusive of the personal injury liability deductibles, third -party property liability deductibles and retention amounts described above. We retain the risk through self-insurance for any losses in excess of the $950 million limit. We do not generally have commercial market insurance coverage for physical damage losses to the Transocean fleet due to hurricanes in the U.S. Gulf of Mexico and war perils worldwide. We do not carry insurance for loss of revenue. In the opinion of management, adequate accruals have been made based on known and estimated losses related to such exposures.

Letters of Credit and Surety Bonds—We had letters of credit outstanding totaling $410 million and $405 million at June 30, 2007 and December 31, 2006, respectively. These letters of credit guarantee various contract bidding and performance activities under various uncommitted lines provided by several banks.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations. Surety bonds outstanding totaled $8 million and $6 million at June 30, 2007 and December 31, 2006, respectively.

Note 10―Stock Warrants

At June 30, 2007, there were 203,900 warrants outstanding to purchase 3,568,250 ordinary shares at an exercise price of $19.00 per share. The warrants expire on May 1, 2009. On March 1, 2006, we issued 333,039 ordinary shares related to a cashless exercise of 25,100 warrants. See Note 13—Subsequent Events–Stock Warrants.

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Components of net periodic benefit cost (a)
Service cost	$6	$5	$11	$10
Interest cost	5	5	10	10
Expected return on plan assets	(6)	(5)	(11)	(10)
Amortization of prior period service cost	1	1	1	–
Recognized net actuarial losses	1	1	2	3
Net periodic benefit cost	$7	$7	$13	$13
______________
(a)	Amounts are before income tax effect.

We contributed approximately $5 million to the defined benefit pension plans during the six months ended June 30, 2007. We expect to make an additional contribution of approximately $18 million to our defined benefit pension plans in the remaining six months of 2007, which we expect will be funded from cash flow from operations.

Postretirement Benefits Other Than Pensions (“OPEB”)—We have several unfunded contributory and noncontributory OPEB plans covering substantially all of our U.S. employees. Net periodic benefit costs for these other postretirement plans and their components, including service cost, interest cost, amortization of prior service cost and recognized net actuarial losses, were less than $1 million for each of the three and six months ended June 30, 2007 and 2006.

We contributed approximately $1 million to the other postretirement benefit plans during the six months ended June 30, 2007. We expect to make an additional contribution of approximately $1 million to the other postretirement benefit plans in the remaining six months of 2007, which we expect will be funded from cash flow from operations.

Note 12—Supplementary Cash Flow Information

Non-cash investing activities for the six months ended June 30, 2007 and 2006 included $70 million and $44 million, respectively, related to accruals of capital expenditures. The accruals have been reflected in the consolidated balance sheet as an increase in property and equipment, net and accounts payable.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

Cash payments for interest were $95 million and $47 million for the six months ended June 30, 2007 and 2006, respectively. Cash payments for income taxes, net, were $118 million, and $50 million for the six months ended June 30, 2007 and 2006, respectively.

Note 13―Subsequent Events

TODCO Tax Sharing Agreement (“TSA”)—On July 11, 2007, Hercules Offshore, Inc. (“Hercules”) completed the acquisition of TODCO (the “TODCO Acquisition”).  The TSA requires Hercules to make an accelerated change of control payment to our wholly owned subsidiary, Transocean Holdings Inc. (“Transocean Holdings”), within 30 days of the date of the acquisition as a result of the deemed utilization of TODCO’s pre-IPO tax benefits. The amount of the accelerated payment owing to Transocean Holdings is calculated by multiplying 80 percent by the then remaining pre-IPO tax benefits at the effective date of the TODCO Acquisition. The accelerated payment is estimated to be approximately $129 million, or 80 percent of the estimated remaining unused pre-IPO tax benefits as of July 11, 2007. Additionally, the TSA requires Hercules to make additional payments to Transocean Holdings based on a portion of the tax benefit from the exercise of certain compensatory stock options to acquire our ordinary shares by TODCO’s current and former employees and directors, when and if those options are exercised. We estimate that the amount of payments to Transocean Holdings related to compensatory options that remain outstanding at June 30, 2007, assuming a Transocean share price of $105.98 per share at the time of exercise of the compensatory options (the actual price of our ordinary shares at the close of trading on June 29, 2007), will be approximately $22 million. However, there can be no assurance as to the amount and timing of any payment which Transocean Holdings may receive. In addition, any future reduction of the pre-IPO tax benefits by the U.S. taxing authorities upon examination of the TODCO tax returns may require Transocean Holdings to reimburse TODCO for some of the amounts previously paid. We expect to recognize approximately $290 million related to the TSA as other income in the third quarter of 2007.

Merger with GlobalSantaFe Corporation—On July 21, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GlobalSantaFe Corporation (“GlobalSantaFe”) and Transocean Worldwide Inc., a direct wholly owned subsidiary of Transocean (“Merger Sub”). Under the terms of the Merger Agreement, GlobalSantaFe will merge with Merger Sub by way of a scheme of arrangement qualifying as an amalgamation under Cayman Islands law, with Merger Sub continuing as the surviving corporation (the “Merger”). Immediately prior to the effective time of the Merger, each of our outstanding ordinary shares (the “Transocean Ordinary Shares”) will be reclassified by way of a scheme of arrangement under Cayman Islands law into (1) 0.6996 Transocean Ordinary Shares and (2) $33.03 in cash (the “Reclassification” and, together with the Merger, the “Transactions”). At the effective time of the Merger, each outstanding ordinary share of GlobalSantaFe (the “GlobalSantaFe Ordinary Shares”) will be exchanged for (1) 0.4757 Transocean Ordinary Shares (after giving effect to the Reclassification) and (2) $22.46 in cash.

The Reclassification and the Merger have been approved by our board of directors and the Merger has been approved by GlobalSantaFe’s board of directors. Consummation of the Transactions is subject to various conditions, including, among others, (1) approval by the shareholders of GlobalSantaFe of the Merger and approval by our shareholders of the Reclassification, the issuance of our ordinary shares in the Merger and certain amendments to our charter documents, in each case pursuant to the requirements specified in the Agreement, (2) the receipt of required regulatory clearances, including the expiration of the Hart-Scott-Rodino waiting period and foreign competition clearances, (3) the receipt of financing sufficient to enable us to deliver the cash consideration in connection with the Transactions, (4) the accuracy of representations and warranties as of the closing date, including the absence of any material adverse effect with respect to our or GlobalSantaFe’s business, as applicable, and (5) other customary closing conditions. The closing of the Transactions will occur on the first business day immediately following the day on which all of the conditions to the Transactions contained in the Merger Agreement have been fulfilled or waived or on such other date as we and GlobalSantaFe may agree. We estimate that the closing of the Merger will take place on or before December 31, 2007.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Continued)
(Unaudited)

We have obtained financing commitments for the Transactions, the aggregate proceeds of which will be sufficient for us upon closing to pay the aggregate cash consideration to the holders of currently outstanding ordinary shares of our company and GlobalSantaFe in connection with the Transactions. On July 21, 2007, we and GlobalSantaFe entered into a commitment letter (the “Commitment Letter”), pursuant to which Goldman Sachs Credit Partners L.P. (“GSCP”), Lehman Commercial Paper Inc., Lehman Brothers Commercial Bank, Lehman Brothers Inc. and Lehman Brothers Holdings Inc. (collectively, the “Lehman Lenders”) have committed to provide financing for the Transactions. The Commitment Letter provides for a $15 billion senior unsecured bridge loan facility due one year after closing, $10 billion of which is to be provided by GSCP and $5 billion of which is to be provided by the Lehman Lenders.

GSCP’s and the Lehman Lenders’ commitments are subject to the satisfaction of certain conditions, including the execution of satisfactory documentation and the absence of a Material Adverse Effect (as defined in the Agreement).

We currently intend to allow warrant holders to receive, upon exercise following the Reclassification, 0.6996 of our ordinary shares and $33.03 (i.e., the same consideration that a warrant holder would have owned immediately after the Reclassification if the warrant holder had exercised its warrant immediately before the Reclassification) for each ordinary share for which the warrants were previously exercisable, at an exercise price of $19 per ordinary share for which the warrants were exercisable prior to the Reclassification.

Prior to consummation of the Transactions, we currently expect to call for redemption our Zero Coupon Convertible Debentures due May 2020 and our 1.5% Convertible Debentures due 2021.

Stock Warrants—During July 2007, we issued 861,700 ordinary shares and we received approximately $16 million in cash related to the exercise of 49,240 warrants.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this quarterly report include, but are not limited to, statements about the following subjects:

•  contract commencements,
•  contract option exercises,
•  revenues,
•  expenses,
•  results of operations,
•  commodity prices,
•  customer drilling programs,
•  supply and demand,
•  utilization rates,
•  dayrates,
•  contract backlog,
•  the timing and closing of the GlobalSantaFe merger and related transactions,
•  consideration payable in connection with the GlobalSantaFe merger and related transactions,
•  effects and results of the GlobalSantaFe merger and related transactions,
•  planned shipyard projects and rig mobilizations and their effects,
•  newbuild projects and opportunities,
•  the upgrade projects for the Sedco 700–series semisubmersible rigs,
•  other major upgrades,
•  the potential purchase of an ownership interest in a joint venture that will own the fourth   Enterprise-class drillship,
•  the potential purchase of an interest in a joint venture with Pacific Drilling and joint venture terms,
•  contract awards,
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
•  the timing and cost of completion of capital projects.

Index

Forward-looking statements in this quarterly report are identifiable by use of the following words and other similar expressions among others:

• “anticipates” • “believes” • “budgets” • “could” • “estimates” • “expects” • “forecasts” • “intends”	• “may” • “might” • “plans” • “predicts” • “projects” • “scheduled” • “should”

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

•
those described under “Item 1A. Risk Factors” included herein and in our Annual Report on Form 10–K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007,

•	the adequacy of sources of liquidity,
•	costs, delays and other difficulties related to the proposed merger and related transactions with GlobalSantaFe (including the satisfaction of closing conditions),
•	our inability to obtain regulatory clearances and shareholder approval and satisfy closing conditions for the GlobalSantaFe merger and related transactions,
•
our inability to obtain contracts for the drillships we are marketing under our marketing and purchase option agreement with Pacific Drilling, negotiate definitive agreements and satisfy closing conditions,

•	the effect and results of litigation, tax audits and contingencies, and
•	other factors discussed in this quarterly report and in our other filings with the SEC, which are available free of charge on the SEC’s website at www.sec.gov.

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

Overview

Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells. As of July 31, 2007, we owned, had partial ownership interests in or operated 82 mobile offshore drilling units. As of this date, our fleet consisted of 33 High-Specification semisubmersibles and drillships (“High-Specification Floaters”), 20 Other Floaters, 25 Jackups and four Other Rigs. We also have four High-Specification Floaters under construction.

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

Index

Key measures of our total company results of operations and financial condition are as follows (in millions, except average daily revenue and percentages):

	Three months ended June 30,			Six months ended June 30,
	2007	2006	Change	2007	2006	Change

Average daily revenue (a)(b)	$202,400	$129,000	$73,400	$200,200	$124,300	$75,900
Utilization (b)(c)	91%	81%	N/A	90%	81%	N/A
Statement of Operations
Operating revenues	$1,434	$854	$580	$2,762	$1,671	$1,091
Operating and maintenance expense	627	549	78	1,195	1,024	171
Operating income	676	289	387	1,333	573	760
Net income	549	249	300	1,102	455	647

	June 30, 2007	December 31, 2006	Change
Balance Sheet (at end of period)
Cash and cash equivalents	$445	$467	$(22)
Total assets	12,149	11,476	673
Total debt	3,064	3,295	(231)
_____________________
“N/A” means not applicable

(a)	Average daily revenue is defined as contract drilling revenue earned per revenue earning day. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.
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

Our revenues for the six months ended June 30, 2007 increased from the prior year period primarily as a result of increased activity and higher dayrates. Our operating and maintenance expenses for the same period increased primarily as a result of higher labor and rig maintenance costs in connection with such increased activity (see “—Operating Results”). In addition, our financial results for the six months ended June 30, 2007 included the recognition of gains on the sale of the tender rig Charley Graves (see “—Significant Events”). Cash decreased during the six months ended June 30, 2007 primarily as a result of repayments on our Term Credit Facility, increased capital expenditures and repurchases of our ordinary shares, partially offset by proceeds received from the sale of assets, exercises of stock options and cash provided by operating activities.

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

Index

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

Significant Events

TODCO Tax Sharing Agreement (“TSA”)—On July 11, 2007, Hercules Offshore, Inc. (“Hercules”) completed the acquisition of TODCO. The TSA requires Hercules to make an accelerated change of control payment to Transocean Holdings within 30 days of the date of the acquisition as a result of the deemed utilization of TODCO’s pre-IPO tax benefits. We expect to recognize approximately $290 million related to the accelerated payment and the previously mentioned 2006 and 2007 tax year payments as other income in the third quarter of 2007. See Notes to Condensed Consolidated Statements Note 13—Subsequent Events–TODCO Tax Sharing Agreement.

Merger with GlobalSantaFe Corporation—On July 21, 2007, we entered into an Agreement and Plan of Merger with GlobalSantaFe Corporation and Transocean Worldwide Inc., our direct wholly owned subsidiary. Subject to obtaining regulatory clearances, shareholder approval and satisfying or waiving all other closing conditions, we estimate that the closing of the merger will take place on or before December 31, 2007. See Notes to Condensed Consolidated Statements Note 13—Subsequent Events–Merger with GlobalSantaFe Corporation.

Construction Program—In June 2007, we were awarded a drilling contract requiring the construction of a fourth enhanced Enterprise-class drillship. We expect the rig to be contributed to a joint venture in which we expect to retain a 65 percent ownership interest. The newbuild is expected to commence operations during the third quarter of 2010. See “—Outlook–Drilling Market.”

Repurchase of Ordinary Shares—During the six months ended June 30, 2007, we repurchased and retired 5.2 million of our ordinary shares at a total cost of $400 million. See “—Liquidity and Capital Resources–Sources and Uses of Liquidity.”

Outlook

Drilling Market—Demand for offshore drilling capacity continues to be strong, particularly for rigs capable of drilling in deepwater. Our High-Specification Floater fleet is fully committed in 2007 and 2008. We have only one rig remaining in the Other Floater fleet that has any available uncommitted time in 2007 and six rigs remaining in this fleet that have any available uncommitted time in 2008. We have two jackup rigs that have uncommitted time in 2007, and 12 jackup rigs that have uncommitted time in 2008.

           We have been successful in building contract backlog within our High-Specification Floater fleet with 27 of our 38 current and future High-Specification Floaters, including the four newbuilds and the two Sedco 700-series deepwater upgrades, contracted into or beyond 2010 as of July 31, 2007. These 27 units include 10 of our 13 current Ultra-Deepwater Floaters and our four new rigs currently under construction with long term contracts upon delivery. Our total contract backlog of approximately $21 billion as of July 31, 2007 includes approximately $16 billion of backlog represented by our High-Specification Floaters. We believe the long-term outlook for deepwater capable rigs continues to be strong.

Index

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

In June 2007, we were awarded a five-year drilling contract for a fourth enhanced Enterprise-class drillship. The enhanced Enterprise-class drillship is expected to be owned and operated by a joint venture which is expected to be 65 percent owned by us and 35 percent owned by an Angolan partner. We estimate total capital expenditure for the construction of this rig to be approximately $640 million, excluding capitalized interest. We currently expect this rig to begin operations in Angola during the third quarter of 2010, after construction in South Korea followed by sea trials, mobilization to Angola and customer acceptance.

Future demand for deepwater capable rigs should benefit from successful drilling efforts in the lower tertiary trend of the U.S. Gulf of Mexico; the discovery of light oil and non-associated gas in the deepwaters of Brazil; continued exploration success in the deepwaters offshore India; the recent discovery in the deepwaters of the South China Sea; and the exploration activity in the Orphan Basin offshore Eastern Canada. Additionally, the continued exploration success in the deepwaters of West Africa, the opening of additional deepwater acreage in the U.S. Gulf of Mexico and the announced plans by Pemex for ultra deepwater drilling in Mexican waters of the Gulf of Mexico support our optimistic outlook for long term contracts and favorable dayrates in the deepwater drilling market sector. As of July 31, 2007, none of our High-Specification Floater fleet contract days are uncommitted for the remainder of 2007 and 2008, while approximately 11 percent and 40 percent are uncommitted in 2009 and 2010, respectively.

           Our Other Floater fleet, comprised of 20 semisubmersible rigs, is largely committed to contracts that extend through 2007, and we continue to see customer demand for both short term and multi-year contracts for these units. As of July 31, 2007, three percent of our Other Floater fleet contract days are uncommitted for the remainder of 2007, while approximately 17 percent, 53 percent and 78 percent are uncommitted in 2008, 2009 and 2010, respectively.

We expect to remain at or near full utilization for our Jackup fleet in 2007. We believe that Asia, India and the Middle East will remain the primary sources of incremental demand for jackup rigs in the near to intermediate term, but there are a large number of new jackup rigs under construction without drilling contracts that are scheduled to  be delivered in  2008 and 2009. While our near term outlook for the jackup market sector remains strong, we do not know what impact, if any, that this increase in supply will have on this market sector in the intermediate and long term. As of July 31, 2007, four percent of our Jackup fleet contract days are uncommitted for the remainder of 2007, while approximately 28 percent, 54 percent and 84 percent are uncommitted in 2008, 2009 and 2010, respectively.

We expect our out-of-service time for the second half of 2007 to be in line with the out-of-service time we incurred during the first half of 2007.

We expect each of the following items to contribute to a continued increase in our revenues for the second half of 2007:

•	the commencement of new contracts with higher dayrates, primarily on our High-Specification Floaters and Other Floaters;

Index

•	the scheduled return to operations of the Sedco 702 in November 2007 after completion of its upgrade that began in April 2006; and
•	the completion of two full quarters of operations related to the five integrated services contracts in India and the Jack Bates in Australia.

We expect each of the following items to contribute to a continued increase in our operating and maintenance costs for the second half of 2007:

•	normal industry inflation with respect to our shipyard projects, maintenance programs and labor costs;
•
an anticipated increase in activity due to the completion of two full quarters of operations by the Jack Bates in Australia and the five integrated services contracts in India and the commencement of operations of the upgraded Sedco 702 in Nigeria; and

•
our investments in a number of recruitment, retention and personnel development initiatives related to the manning of the crews of the two deepwater upgrades, the four newbuild rigs under construction and our efforts to mitigate expected personnel attrition.

           We have seven existing contracts with fixed-priced or capped options for dayrates that we believe are less than current market dayrates. We expect that four of these fixed-price contract options will be exercised by our customers in the second half of 2007 and 2008, which would preclude us from taking full advantage of any increased market rates for rigs subject to these contract options. Well-in-progress or similar provisions in our existing contracts may delay the start of higher dayrates in subsequent contracts, and some of the delays have been and could be significant.

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

Insurance Matters—We periodically evaluate our hull and machinery and third-party liability insurance limits and self-insured retentions. Effective May 1, 2007, we renewed our hull and machinery and third-party liability insurance coverages. Subject to large self-insured retentions, we carry hull and machinery insurance covering physical damage to the rigs for operational risks worldwide, and we carry liability insurance covering damage to third parties. However, we do not generally have commercial market insurance coverage for physical damage losses to the Transocean fleet due to hurricanes in the U.S. Gulf of Mexico and war perils worldwide. Additionally, we do not carry insurance for loss of revenue. In the opinion of management, adequate accruals have been made based on known and estimated losses related to such exposures. See Notes to Condensed Consolidated Statements Note 9―Contingencies–Retained Risk.

Tax Matters—We are a Cayman Islands company and we operate through our various subsidiaries in a number of countries throughout the world. Consequently, we are subject to changes in tax laws, treaties and regulations in and between the countries in which we operate. A material change in these tax laws, treaties or regulations in any of the countries in which we operate could result in a higher or lower effective tax rate on our worldwide earnings.

Our tax returns in the major jurisdictions in which we operate worldwide are generally subject to examination for periods ranging from three to six years. We have agreed to extensions beyond the statute of limitations in two jurisdictions for up to 12 years. Tax authorities in certain jurisdictions are examining our tax returns and in some cases have issued assessments. We are defending our tax positions in those jurisdictions. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate liability to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Index

Norwegian civil tax and criminal authorities are investigating certain transactions undertaken in 2001 and 2002.  Further, in the second quarter of 2007, the Norwegian authorities expanded the investigation and are seeking certain records located in the United Kingdom related to a separate Norway subsidiary that was previously subject to tax in Norway.   In June 2006, we filed a formal protest with respect to a notification by the Norwegian tax authorities of their intent to propose assessments that would result in an increase in tax of approximately $265 million, plus interest related to the 2001 and 2002 restructuring transactions.  The authorities also indicated they intend to impose penalties which could range from 15 to 60 percent of the assessment.  We believe the authorities are contemplating a separate assessment of approximately $110 million related to a 2001 dividend payment, plus interest and a penalty, which could range from 15 to 60 percent of the assessment. The authorities initiated inquiries in September 2004 and in March 2005 obtained additional information pursuant to a Norwegian court order.  We have continued to respond to information requests from the authorities. We plan to vigorously contest any assertions by the Norwegian authorities in connection with the restructuring transactions or dividend and any increase in the scope of the current investigation.  On January 1, 2007, as part of our implementation of FIN 48, we recorded a long-term liability of $142 million related to these issues.  Since January 1, 2007, the long-term liability has increased to $152 million due to the accrual of interest and exchange rate fluctuations.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated financial position or results of operations although it may have a material adverse effect on our consolidated cash flows.  See Notes to Condensed Consolidated Statements Note 6—Income Taxes.

TODCO Tax Sharing Agreement—Our wholly owned subsidiary, Transocean Holdings Inc. (“Transocean Holdings”), entered into a tax sharing agreement with TODCO dated February 4, 2004 in connection with the initial public offering of TODCO’s ordinary shares on February 10, 2004 (the “TODCO IPO”). The tax sharing agreement was amended and restated on November 27, 2006 (the “TSA”) as part of a negotiated settlement of disputes between Transocean Holdings and TODCO over the terms of the original tax sharing agreement. The TSA governs Transocean Holdings’ and TODCO’s respective rights, responsibilities and obligations with respect to taxes and tax benefits, the filing of tax returns, the control of tax audits and other tax matters. Under the TSA, most U.S. federal, state, local and foreign income taxes and income tax benefits that accrued on or before the closing of the TODCO IPO (including income taxes and income tax benefits attributable to the TODCO business) are for the account of Transocean Holdings. Accordingly, Transocean Holdings generally is liable for any income taxes that accrued on or before the closing of the TODCO IPO, but TODCO generally must pay Transocean Holdings for the amount of any income tax benefits created on or before the closing of the TODCO IPO (“pre-IPO tax benefits”) that it uses or absorbs on a return with respect to a period after the closing of the TODCO IPO.  As of July 31, 2007, Transocean Holdings had received $118 million and $55 million in payments with respect to estimated pre-IPO tax benefits (including tax benefits from the exercise of certain compensatory stock options to acquire Transocean ordinary shares by TODCO’s current and former employees and directors) that TODCO estimated that it had used for the 2006 and 2007 tax years, respectively.

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

On July 11, 2007, Hercules Offshore, Inc. (“Hercules”) completed the acquisition of TODCO (the “TODCO Acquisition”). The TSA requires Hercules to make an accelerated change of control payment to Transocean Holdings within 30 days of the date of the acquisition as a result of the deemed utilization of TODCO’s pre-IPO tax benefits. We expect to recognize approximately $290 million related to the accelerated payment and the previously mentioned 2006 and 2007 tax year payments as other income in the third quarter of 2007. See Notes to Condensed Consolidated Statements Note 13—Subsequent Events–TODCO Tax Sharing Agreement.

Regulatory Matters—On July 25, 2007, our legal representatives met with the U.S. Department of Justice (the “DOJ”) in response to a notice we received requesting such a meeting regarding our engagement of Panalpina, Inc. for freight forwarding and other services in the United States and abroad.  The DOJ has informed us that it is conducting an investigation of alleged Foreign Corrupt Practices Act violations by oil service companies who used Panalpina Inc. and other brokers in Nigeria and other parts of the world. We are developing an investigative plan which will allow us to promptly review and produce relevant and responsive information requested by the DOJ.

Index

Performance and Other Key Indicators

Contract Backlog—The following table reflects our contract backlog as of June 30, 2007, March 31, 2007 and June 30, 2006 and reflects firm commitments only, typically represented by signed drilling contracts. Backlog is indicative of the full contractual dayrate. The amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors including shipyard and maintenance projects, other downtime and other factors that result in lower applicable dayrates than the full contractual operating dayrate, as well as the ability of our customers to terminate contracts under certain circumstances. Our contract backlog is calculated by multiplying the contracted operating dayrate by the number of days remaining in the firm contract period, excluding revenues for mobilization, demobilization, client recharges and contract preparation and such amounts are not expected to be significant to our contract drilling revenues.

	June 30, 2007	March 31, 2007	June 30, 2006
	(In millions)
Contract Backlog
High-Specification Floaters	$15,296	$14,911	$13,516
Other Floaters	4,000	4,335	2,607
Jackups	1,834	2,049	2,237
Other Rigs	57	72	101
Total	$21,187	$21,367	$18,461

Fleet Utilization and Average Daily Revenue—The following table shows our average daily revenue and utilization for each of the three months ended on June 30, 2007, March 31, 2007 and June 30, 2006. See “—Overview” for a definition of average daily revenue, revenue earning day and utilization.

	Three months ended
	June 30, 2007	March 31, 2007	June 30, 2006
Average Daily Revenue
High-Specification Floaters
Ultra-Deepwater Floaters	$288,900	$301,400	$216,500
Other Deepwater Floaters	$228,400	$235,800	$190,200
Other High-Specification Floaters	$286,900	$238,800	$174,700
Total High-Specification Floaters	$262,100	$264,800	$199,300
Other Floaters	$226,300	$223,700	$118,200
Jackups	$117,900	$104,600	$73,000
Other Rigs	$57,200	$50,300	$47,500
Total Drilling Fleet	$202,400	$198,000	$129,000

Utilization
High-Specification Floaters
Ultra-Deepwater Floaters	98%	97%	89%
Other Deepwater Floaters	82%	77%	70%
Other High-Specification Floaters	99%	99%	98%
Total High-Specification Floaters	90%	87%	81%
Other Floaters	98%	94%	74%
Jackups	86%	83%	93%
Other Rigs	100%	100%	62%
Total Drilling Fleet	91%	88%	81%

Index

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of cash during the first six months of 2007 was our cash flows from operations. Our primary uses of cash were repurchases of our ordinary shares, capital expenditures and repayments of borrowings under our Term Credit Facility. At June 30, 2007, we had $445 million in cash and cash equivalents.

	Six months ended June 30,
	2007	2006	Change
	(In millions)
Net cash from operating activities
Net income	$1,102	$455	$647
Depreciation	201	204	(3)
Other non-cash items	31	(163)	194
Working capital	(73)	(52)	(21)
	$1,261	$444	$817

Net cash provided by operating activities increased by $817 million due to more cash generated from net income.

	Six months ended June 30,
	2007	2006	Change
	(In millions)
Net cash from investing activities
Capital expenditures	$(755)	$(276)	$(479)
Proceeds from disposal of assets, net	41	203	(162)
Joint ventures and other investments, net	(3)	–	(3)
	$(717)	$(73)	$(644)

Capital expenditures increased by $479 million over the corresponding prior year period, primarily due to the construction of four enhanced Enterprise-class drillships, the two Sedco 700-series deepwater upgrades and other equipment replaced and upgraded on our existing rigs. In addition, proceeds from asset sales were lower in the first six months of 2007 during which only one drilling unit was sold as compared to the same period in 2006 during which four drilling units were sold.

	Six months ended June 30,
	2007	2006	Change
	(In millions)
Net cash from financing activities
Repayments on the Term Credit Facility	$(230)	$–	$(230)
Repurchase of ordinary shares	(400)	(600)	200
Net proceeds from issuance of ordinary shares under share-based compensation plans	55	66	(11)
Other, net	9	–	9
	$(566)	$(534)	$(32)

Index

Net cash used in financing activities increased due to repayments on our Term Credit Facility in the first six months of 2007, partially offset by a decrease in repurchases of ordinary shares in the first six months of 2007 compared to the same period in 2006. See “―Sources and Uses of Liquidity.”

Capital Expenditures and Dispositions

From time to time, we review possible acquisitions of businesses and drilling rigs and may in the future make significant capital commitments for such purposes. We may also consider investments related to major rig upgrades or new rig construction if generally supported by firm contracts. Any such acquisition, upgrade or new rig construction could involve the payment by us of a substantial amount of cash or the issuance of a substantial number of additional ordinary shares or other securities. In July 2007, we entered into an Agreement and Plan of Merger with GlobalSantaFe Corporation. During 2006 and the first six months of 2007, we were awarded drilling contracts for four newbuild deepwater drilling rigs and are currently in discussions with various clients for potential other deepwater drilling contracts related to new deepwater drilling rigs. In addition, from time to time, we review possible dispositions of drilling units.

Capital expenditures—Capital expenditures, including capitalized interest of $28 million, totaled $755 million during the six months ended June 30, 2007, including $443 million for the construction of four enhanced Enterprise-class drillships and $102 million for the upgrade of two of our Sedco 700-series rigs.

During 2007, we expect capital expenditures to be approximately $1.5 billion, including approximately $895 million for the construction of four deepwater drillships and approximately $285 million for the deepwater upgrade of two of our Sedco 700-series rigs. The level of our capital expenditures is partly dependent upon the actual level of operational and contracting activity. These expected capital expenditures do not include amounts that would be incurred in connection with any of our other possible newbuild opportunities or the merger with GlobalSantaFe Corporation.

As with any major shipyard project that takes place over an extended period of time, the actual costs, timing of expenditures and project completion date may vary from our estimates based on numerous factors, including actual contract terms, weather, exchange rates, shipyard labor conditions and the market demand for components and resources required for drilling unit construction.

We intend to fund the cash requirements relating to our capital expenditures through existing cash balances, cash generated from operations and asset sales. We also have available credit under our Revolving Credit Facility (see “—Sources and Uses of Liquidity”) and may utilize other commercial bank or capital market financings.

Dispositions—During the six months ended June 30, 2007, we completed the sale of the tender rig Charley Graves for net proceeds of $33 million and recognized a gain on the sale of $23 million.

Sources and Uses of Liquidity

We expect to use existing cash balances, cash flows from operations, proceeds from the issuance of debt and proceeds from asset sales to fulfill anticipated obligations such as scheduled debt maturities, capital expenditures and working capital needs. From time to time, we may also use bank lines of credit to maintain liquidity for short-term cash needs.

When cash on hand, cash flows from operations and proceeds from asset sales exceed our expected liquidity needs, including major upgrades, new rig construction and/or asset acquisitions, we may use a portion of such cash to repurchase our ordinary shares. We may also continue to consider allowing cash balances to increase and the reduction of debt prior to scheduled maturities.

In May 2006, our board of directors authorized an increase in the amount of ordinary shares which we may repurchase pursuant to our share repurchase program from $2.0 billion, which was previously authorized and announced in October 2005, to $4.0 billion. The ordinary shares may be repurchased from time to time in open market or private transactions. Decisions to repurchase shares are based upon our ongoing capital requirements, the price of our shares, regulatory considerations, cash flow generation, general market conditions and other factors. We plan to fund any future share repurchases under the program from current and future cash balances and we could also use debt to fund those share repurchases. The repurchase program does not have an established expiration date and may be suspended or discontinued at any time. There can be no assurance regarding the number of shares that will be repurchased under the program. Under the program, repurchased shares are retired and returned to unissued status. The Merger Agreement with GlobalSantaFe restricts our repurchase of our ordinary shares without the consent of GlobalSantaFe.

Index

During the six months ended June 30, 2007, we repurchased and retired $400 million of our ordinary shares, which amounted to approximately 5.2 million ordinary shares at an average purchase price of $77.39 per share. Total consideration paid to repurchase the shares was recorded in shareholders’ equity as a reduction in ordinary shares and additional paid-in capital. Such consideration was funded with existing cash balances and borrowings under our Revolving Credit Facility. At July 31, 2007, after prior repurchases, we had authority to repurchase an additional $600 million of our ordinary shares under the program; however, any such repurchases would require the prior written consent of GlobalSantaFe Corporation pursuant to the Merger Agreement.

Debt Conversion—Holders of our Zero Coupon Convertible Debentures have the option to require us to convert their debentures into our ordinary shares at any time prior to maturity. In May 2007, we issued 1,223 ordinary shares in exchange for $150,000 aggregate principal amount of debentures that were converted at a conversion rate of 8.1566 ordinary shares per $1,000 debenture. Prior to consummation of the Transactions, we currently expect to call for redemption our Zero Coupon Convertible Debentures due May 2020 and our 1.5% Convertible Debentures due 2021.

We have access to a bank line of credit under a $1.0 billion, five-year revolving credit agreement expiring July 2012 (the “Revolving Credit Facility”). At July 31, 2007 we had no amounts outstanding under this facility.

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

In April 2001, the SEC declared effective our shelf registration statement on Form S–3 for the proposed offering from time to time of up to $2.0 billion in gross proceeds of senior or subordinated debt securities, preference shares, ordinary shares and warrants to purchase debt securities, preference shares, ordinary shares or other securities. At July 31, 2007, $600 million in gross proceeds of securities remained unissued under the shelf registration statement.

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

Our contractual obligations included in the table below are at face value (in millions).

	For the years ending December 31,
	Total	2007	2008-2009	2010-2011	Thereafter

Purchase obligations	$2,249	$871	$1,256	$122	$–

As of June 30, 2007, the total unrecognized tax benefit related to uncertain tax positions, net of prepayments was $292 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Operating Results

Quarter ended June 30, 2007 compared to quarter ended June 30, 2006

Following is an analysis of our operating results. See “—Overview” for a definition of revenue earning days, utilization and average daily revenue.

	Three months ended
	June 30,
	2007	2006	Change	% Change
	(In millions, except day amounts and percentages)

Revenue earning days	6,719	6,420	299	5%
Utilization	91%	81%	N/A	10%
Average daily revenue	$202,400	$129,000	$73,400	57%

Contract drilling revenues	$1,360	$828	$532	64%
Other revenues	74	26	48	N/M
	1,434	854	580	68%
Operating and maintenance expense	(627)	(549)	(78)	(14)%
Depreciation	(101)	(102)	1	1%
General and administrative expense	(29)	(25)	(4)	(16)%
Gain (loss) from disposal of assets, net	(1)	111	(112)	N/M
Operating income	676	289	387	N/M
Other income (expense), net
Interest income	5	5	−	−
Interest expense, net of amounts capitalized	(33)	(20)	(13)	(65)%
Other, net	(5)	1	(6)	N/M
Income tax expense	(93)	(26)	(67)	N/M
Minority interest	(1)	−	(1)	(100)%
Net income	$549	$249	$300	N/M
_________________
“N/A” means not applicable
“N/M” means not meaningful

Contract drilling revenues increased primarily due to higher average daily revenue across the fleet. Revenues from eight rigs that were out of service in 2006 contributed $130 million and the reactivation of three Other Floaters during 2006 contributed to higher utilization in those asset classes and increased revenue by $82 million. Partially offsetting these increases were lower revenues of $29 million due to four rigs that were out of service for a portion of 2007 for shipyard, mobilization or maintenance projects and lower revenues of $8 million resulting from two rigs that were operating at the time of their sale in the third quarter of 2006 and first quarter of 2007.

Index

Other revenues for the three months ended June 30, 2007 increased $48 million primarily due to a $41 million increase in integrated services revenue and a $7 million increase in client reimbursable revenue.

Operating and maintenance expenses increased by $78 million primarily from expenses related to reactivated rigs, higher labor costs, vendor price increases, increased integrated service activity and higher client reimbursable costs. These increases were partially offset by $38 million of reactivation costs in the second quarter of 2006, with no comparable amounts in the second quarter of 2007.

The increase in general and administrative expense was primarily attributable to increased personnel-related expenses of $4 million.

During the three months ended June 30, 2007, we recognized an immaterial net loss related to the disposal of other assets. During the three months ended June 30, 2006, we recognized net gains of $111 million related to the sale of two rigs and the disposal of other assets.

The increase in interest expense included $24 million that was primarily attributable to higher debt levels arising from the issuance of debt and borrowings under credit facilities subsequent to the second quarter of 2006. Partially offsetting this increase was a reduction of $13 million related to an increase in capitalized interest in the second quarter of 2007 compared to the same period in 2006.

We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. The estimated annual effective tax rates at June 30, 2007 and 2006 were 14.9 percent and 17.7 percent, respectively, based on estimated 2007 and 2006 annual income before income taxes after adjusting for certain items such as a portion of net gains on sales of assets. The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits. For the three months ended June 30, 2007, the impact of the various discrete period tax items was a net benefit of $11 million, related to changes in prior year estimates, resulting in a tax rate of 14.4 percent on earnings before income taxes. For the three months ended June 30, 2006, the impact of the various discrete items was a net benefit of $3 million, related to changes in prior year estimates, resulting in a tax rate of 9.4 percent on earnings before income taxes.

Index

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Following is an analysis of our operating results. See “—Overview” for a definition of revenue earning days, utilization and average daily revenue.

	Six months ended
	June 30,
	2007	2006	Change	% Change
	(In millions, except day amounts and percentages)

Revenue earning days	13,149	12,931	218	2%
Utilization	90%	81%	N/A	9%
Average daily revenue	$200,200	$124,300	$75,900	61%

Contract drilling revenues	$2,633	$1,607	$1,026	64%
Other revenues	129	64	65	N/M
	2,762	1,671	1,091	65%
Operating and maintenance expense	(1,195)	(1,024)	(171)	(17)%
Depreciation	(201)	(204)	3	1%
General and administrative expense	(55)	(45)	(10)	(22)%
Gain (loss) from disposal of assets, net	22	175	(153)	(87)%
Operating income	1,333	573	760	N/M
Other income (expense), net
Interest income	10	10	−	−
Interest expense, net of amounts capitalized	(70)	(44)	(26)	(59)%
Other, net	8	2	6	N/M
Income tax expense	(178)	(86)	(92)	N/M
Minority interest	(1)	−	(1)	(100)%
Net income	$1,102	$455	$647	N/M
_________________
“N/A” means not applicable
“N/M” means not meaningful

Contract drilling revenues increased primarily due to higher average daily revenue across the fleet. Revenues from seven rigs that were out of service in 2006 contributed $233 million and reactivation of one Other Deepwater Floater and three Other Floaters during 2006 contributed to higher utilization in those asset classes and increased revenue by $161 million. Partially offsetting these increases were lower revenues of $49 million on five rigs that were out of service for a portion of 2007 for shipyard, mobilization or maintenance projects and lower revenues of $16 million from rigs sold in 2006 and 2007.

Other revenues for the six months ended June 30, 2007 increased $65 million primarily due to a $54 million increase in integrated services revenue and a $11 million increase in client reimbursable revenue.

Operating and maintenance expenses increased by $171 million. This increase was primarily driven by expenses related to reactivated rigs, higher labor costs and vendor price increases. Also contributing to the increase were higher integrated services costs of $46 million and higher reimbursable expenses, in line with the higher level of reimbursable revenue. These increases were partially offset by the costs incurred in 2006 of $57 million and $12 million, respectively, for the reactivation of four of our rigs and the repair of two of our rigs that incurred hurricane damage.

The increase in general and administrative expense was primarily attributable to increased personnel-related expenses of $10 million.

Index

During the six months ended June 30, 2007, we recognized a net gain of $22 million related to a rig sale and disposal of other assets. During the six months ended June 30, 2006, we recognized net gains of $175 million related to the sale of four rigs and disposal of other assets.

The increase in interest expense included $50 million that was primarily attributable to higher debt levels arising from the issuance of debt and borrowings under credit facilities subsequent to the six months ended June 30, 2006. Partially offsetting this increase was a reduction of $25 million related to an increase in capitalized interest during the six months ended June 30, 2007 compared to the same period in 2006.

The increase in other, net was primarily due to $16 million of income recognized in connection with the settlement of our patent litigation with GlobalSantaFe Corporation, partially offset by a $4 million foreign exchange loss and $3 million equity in the losses of unconsolidated affiliates during the six months ended June 30, 2007.

We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. The estimated annual effective tax rates at June 30, 2007 and 2006 were 14.9 percent and 17.7 percent, respectively, based on estimated 2007 and 2006 annual income before income taxes after adjusting for certain items such as a portion of net gains on sales of assets. The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits. For the six months ended June 30, 2007, the impact of the various discrete period tax items was a net benefit of $10 million, related to the net gains on rig sales and changes in prior year estimates, resulting in a tax rate of 13.9 percent on earnings before income taxes. For the six months ended June 30, 2006, the impact of the various discrete items was a net expense of $21 million, related to the net gains on rig sales and changes in prior year estimates, resulting in a tax rate of 15.9 percent on earnings before income taxes.

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

For a discussion of the critical accounting estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to these estimates during the six months ended June 30, 2007. These estimates require significant judgments and estimates used in the preparation of our consolidated financial statements. Management has discussed each of these critical accounting estimates with the audit committee of the board of directors.

Index

Share-Based Compensation

On January 1, 2006, we adopted FASB Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), Share-Based Payment (“SFAS 123R”) using the modified prospective method. Adoption of the new standards did not have a material effect on our consolidated financial position, results of operations or cash flows.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements because the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We will be required to adopt SFAS 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the consolidated financial statements.

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

Index

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term and short-term debt. The table below presents scheduled debt maturities in U.S. dollars and related weighted-average interest rates for each of the 12-months ending June 30 relating to debt obligations as of June 30, 2007. Weighted-average variable rates are based on London Interbank Offered Rate (“LIBOR”) rates at June 30, 2007, plus applicable margins.

At June 30, 2007 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a) (b)																			Fair Value
	2008			2009			2010			2011			2012			Thereafter			Total	6/30/07
Total debt
Fixed rate		$19		$	−		$	−			$565		$	−			$1,004		$1,588	$1,880
Average interest rate		2.8%			−	%		−	%		3.0%			−	%		7.5%		5.8%
Variable rate	$	−			$1,470		$	−		$	−		$	−		$	−		$1,470	$1,470
Average interest rate		−	%		5.6%			−	%		−	%		−	%		−	%	5.6%
__________________________
(a)
Maturity dates of the face value of our debt assume the put options on the Zero Coupon Convertible Debentures and the 1.5% Convertible Debentures will be exercised in May 2008 and May 2011, respectively.

(b)	Expected maturity amounts are based on the face value of debt.

At June 30, 2007, we had approximately $1.5 billion of variable rate debt at face value (48 percent of total debt at face value). This variable rate debt represented the Term Credit Facility and the Floating Rate Notes issued during 2006.  At December 31, 2006, we had approximately $1.7 billion of variable rate debt outstanding. Based upon the June 30, 2007 and December 31, 2006 variable rate debt outstanding amounts, a one percentage point change in interest rates would result in a corresponding change in interest expense of approximately $15 million and $17 million per year, respectively. In addition, a large part of our cash investments would earn commensurately higher rates of return if interest rates increase. Using June 30, 2007 and December 31, 2006 cash investment levels, a one percentage point change in interest rates would result in a corresponding change in interest income of approximately $2 million and $3 million, respectively.

Foreign Exchange Risk

Our international operations expose us to foreign exchange risk. These matters have been previously discussed and reported in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to these previously reported matters during the six months ended June 30, 2007.

ITEM 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was (i) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes to our internal controls during the six months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

One of our subsidiaries is involved in an action with respect to a customs matter relating to the Sedco 710 semisubmersible drilling rig. Prior to our merger with Sedco Forex, this drilling rig, which was working for Petrobras in Brazil at the time, had been admitted into the country on a temporary basis under authority granted to a Schlumberger entity. Prior to the Sedco Forex merger, the drilling contract with Petrobras was transferred from the Schlumberger entity to an entity that would become one of our subsidiaries, but Schlumberger did not transfer the temporary import permit to any of our subsidiaries. In early 2000, the drilling contract was extended for another year. On January 10, 2000, the temporary import permit granted to the Schlumberger entity expired, and renewal filings were not made until later that January. In April 2000, the Brazilian customs authorities cancelled the temporary import permit. The Schlumberger entity filed an action in the Brazilian federal court of Campos for the purpose of extending the temporary admission. Other proceedings were also initiated in order to secure the transfer of the temporary admission to our subsidiary. Ultimately, the court permitted the transfer of the temporary admission from Schlumberger to our subsidiary but did not rule on whether the temporary admission could be extended without the payment of a financial penalty. During the first quarter of 2004, the Brazilian customs authorities issued an assessment totaling approximately $117 million at that time against our subsidiary. The first level Brazilian court ruled in April 2007 that the temporary admission granted to our subsidiary had expired which allowed the Brazilian customs authorities to execute on their assessment. Following this ruling, the Brazilian customs authorities issued a revised assessment against our subsidiary. As of July 30, 2007, the U.S. dollar equivalent of this assessment was approximately $185 million in aggregate. We are not certain as to the basis for the increase in the amount of the assessment. We intend to continue to aggressively contest this matter and we have appealed the first level Brazilian court’s ruling to a higher level court in Brazil. There may be further judicial or administrative proceedings that result from this matter. While the court has granted us the right to continue our appeal without the posting of a bond, it is possible that we may be required to post a bond for up to the full amount of the assessment in connection with these proceedings. We have also put Schlumberger on notice that we consider any assessment to be solely the responsibility of Schlumberger, not our subsidiary. Nevertheless, we expect that the Brazilian customs authorities will continue to seek to recover the assessment solely from our subsidiary, not Schlumberger. Schlumberger has denied any responsibility for this matter, but remains a party to the proceedings. We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In the third quarter of 2006, we received tax assessments of approximately $114 million from the state tax authorities of Rio de Janeiro in Brazil against one of our Brazilian subsidiaries for customs taxes on equipment imported into the state in connection with our operations. The assessments resulted from a preliminary finding by these authorities that our subsidiary’s record keeping practices were deficient. We continue to review documents related to the assessments, and while our review is not complete, we currently believe that the substantial majority of these assessments are without merit. We filed an initial response with the Rio de Janeiro tax authorities on September 9, 2006 refuting these additional tax assessments. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We have certain other actions or claims pending that have been previously discussed and reported in our Annual Report on Form 10-K for the year ended December 31, 2006 and our other reports filed with the Securities and Exchange Commission. There have been no material developments in these previously reported matters. We are involved in a number of other lawsuits, all of which have arisen in the ordinary course of our business. We do not expect the liability, if any, resulting from these other lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows. We are also involved in various tax matters as described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ―Outlook–Tax Matters.” We cannot predict with certainty the outcome or effect of any of the matters specifically described above or of any such other pending or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Index

Item 1A. Risk Factors

Other than with respect to the risk factors set forth below, which include risk factors related to our proposed merger with GlobalSantaFe and the Reclassification (see Notes to Condensed Consolidated Statements Note 13—Subsequent Events–Merger with GlobalSantaFe Corporation), there have been no material changes from the risk factors as previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, as updated by “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.

Risks Relating to the Merger with GlobalSantaFe and the Reclassification (the “Transactions”)

Failure to complete the Transactions could negatively impact the market price of our ordinary shares and financial results.

Completion of the proposed Transactions is subject to various conditions, including, among others, approval by our shareholders and GlobalSantaFe’s shareholders and obtaining regulatory clearances and financing sufficient to enable us to deliver the cash consideration to our shareholders and the shareholders of GlobalSantaFe payable by virtue of the Transactions. If these or other conditions are not satisfied, we may not be able to complete the Transactions, and such failure may have other adverse consequences. If the Transactions are not completed, we will be subject to a number of risks, including the following:

•	the market price of our ordinary shares may decline to the extent that the current market price of our shares reflects a market assumption that the Transactions will be completed; and

•
in specified circumstances, if the Transactions are not completed, we must pay GlobalSantaFe either a termination fee of $300 million or up to $30 million in expense reimbursement instead of the termination fee.

Whether or not we complete the Transactions, we may experience diminished productivity due to the impact of the Transactions on our current and prospective employees, key management, customers, suppliers and business partners.

Our management may be required to devote substantial time to activities related to the Transactions, which could otherwise be devoted to pursuing other beneficial business opportunities.

Our current and prospective employees may, furthermore, be uncertain about their future roles and relationships with us following the completion of the Transactions. This uncertainty may also affect our productivity or adversely affect our ability to attract and retain key management and employees.

Our customers and business partners may not be as willing to continue to do business with us on the same or similar terms pending the completion of the Transactions, which would materially and adversely affect our business and results of operations.

Until the Transactions are completed or the Merger Agreement is terminated, under certain circumstances, we may not be able to enter into a merger or business combination with another party on favorable terms because of restrictions in the Merger Agreement.

Unless and until the Transactions are completed or the Merger Agreement is terminated, subject to specified exceptions (which are discussed in more detail in the Merger Agreement), we are restricted from soliciting, initiating or knowingly encouraging any inquiry, proposal or offer for an alternative transaction with any person or entity other than GlobalSantaFe. Subject to specified conditions, including the requirement that we have complied in all material respects with these non-solicitation provisions, we may enter into an agreement with respect to a superior proposal.  However, in that event, we are required to pay GlobalSantaFe a termination fee of $300 million. As a result of these restrictions, we may not be able to enter into an agreement with respect to an alternative transaction on more favorable terms without incurring a potentially significant liability to GlobalSantaFe.

Index

While the Transactions are pending we may be subject to restrictions on the conduct of our business.

The Merger Agreement restricts us from taking specified actions without GlobalSantaFe’s prior approval, including, among other things, making certain significant acquisitions, dispositions or investments, making certain significant capital expenditures, declaring dividends, and repurchasing shares.

Risks Relating to Our Business

A loss of a major tax dispute or a successful challenge to our tax structure could result in a significant loss or in a higher tax rate on our worldwide earnings or both.

We are a Cayman Islands company and also operate through various subsidiaries around the world. Our income tax returns are subject to review and examination in the various jurisdictions in which we operate. We accrue for income tax contingencies that we believe are probable exposures and our income taxes are based upon how we are structured in countries around the world. If any tax authority successfully challenges our operational structure, intercompany pricing policies, the tax presence of key Transocean entities in certain countries, or if the terms of certain income tax treaties are changed in a manner that is adverse to our structure, or if we lose a material dispute in any country, including the U.S. and Norway, our effective tax rate on our worldwide earnings could increase substantially and our financial results could be materially adversely affected.

A change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could result in a higher or lower tax rate on our worldwide earnings.

We operate worldwide through our various subsidiaries in a number of countries throughout the world. Consequently, we are subject to tax laws, treaties and regulations in and between the countries in which we operate.  A change in those tax laws, treaties or regulations could result in a higher or lower effective tax rate on our worldwide earnings.

One such treaty is currently being renegotiated.  If this renegotiation follows what we believe is a recent trend, this likely would result in a change in the terms of the treaty that is adverse to our structure which in turn would increase our effective tax rate and such increase could be material.  We are studying the effect of the treaty renegotiation with a view to determining what, if any, additional steps are appropriate to mitigate any potential impact of such changes. We may not be able to fully, or partially, mitigate the impact of this or future changes in treaties.

Index

Various proposals have been made in recent years that, if enacted into law, could have an adverse impact on the Company.  Examples include, but are not limited to, proposals which would broaden the circumstances in which a non-U.S. company would be considered U.S. resident and a proposal which could limit treaty benefits on certain payments by U.S. subsidiaries to non-U.S. affiliates.  Such legislation, if enacted, could cause a material increase in our tax liability and effective tax rate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
April 2007	453	$82.19	–	$600
May 2007	1,290	$89.71	–	$600
June 2007	–	–	–	$600
Total	1,743	$87.75	–	$600

(1)
Total number of shares purchased in the second quarter of 2007 includes 1,743 shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan to pay withholding taxes due upon vesting of a restricted share award.

(2)
In May 2006, our board of directors authorized an increase in the amount of ordinary shares which may be repurchased pursuant to our share repurchase program from $2.0 billion, which was previously authorized and announced in October 2005, to $4.0 billion. The shares may be repurchased from time to time in open market or private transactions. The repurchase program does not have an established expiration date and may be suspended or discontinued at any time. Under the program, repurchased shares are retired and returned to unissued status. From inception through June 30, 2007, we have repurchased a total of 46.9 million of our ordinary shares at an aggregate cost of $3.4 billion. The Merger Agreement with GlobalSantaFe restricts our repurchase of our ordinary shares without the consent of GlobalSantaFe.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual General Meeting of Transocean Inc. held on May 10, 2007, 247,182,533 shares were represented in person or by proxy out of 287,850,111 shares outstanding and entitled to vote as of the record date, constituting a quorum. The matters submitted to a vote of shareholders, as set forth in our proxy statement relating to the meeting, and the corresponding voting results were as follows:

(i) With respect to the election of Class II Director nominees as set forth in our proxy statement relating to the meeting, the following number of votes were cast:

Name of Nominee for Class I Director	For	Against	Withheld/ Abstain
Robert L. Long	244,643,663	484,449	2,054,421
Martin B. McNamara	243,949,891	1,139,616	2,093,025
Robert M. Sprague	244,547,156	576,220	2,059,157
J. Michael Talbert	244,047,419	1,076,237	2,058,877

Index

(ii) With respect to the approval of our appointment of Ernst & Young LLP as independent registered public accounting firm for 2007, the following number of votes were cast:

For	Against/ Authority Withheld	Exceptions/ Abstain	Broker Non-Votes
244,012,412	1,322,531	1,847,590	−

Item 6. Exhibits

(a)	Exhibits

The following exhibits are filed in connection with this Report:

Number	Description

*2.1
Agreement and Plan of Merger, dated as of July 21, 2007, among Transocean Inc., GlobalSantaFe Corporation and Transocean Worldwide Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 23, 2007)

*3.1
Memorandum of Association of Transocean Inc., as amended (incorporated by reference to Annex E to the Joint Proxy Statement/Prospectus dated October 30, 2000 included in a 424(b)(3) prospectus filed by us on November 1, 2000)

*3.2
Articles of Association of Transocean Inc., as amended (incorporated by reference to Annex F to the Joint Proxy Statement/Prospectus dated October 30, 2000 included in a 424(b)(3) prospectus filed by us on November 1, 2000)

*3.3	Certificate of Incorporation on Change of Name to Transocean Inc. (incorporated by reference to Exhibit 3.3 to our Form 10-Q for the quarter ended June 30, 2002)

*4.1
Amendment No. 2 to Revolving Credit Agreement, dated as of June 1, 2007, among Transocean Inc., the lenders from time to time parties thereto, Citibank, N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A., The Royal Bank of Scotland plc and SunTrust Bank (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 4, 2007)

*4.2
Commitment Letter, dated July 21, 2007, among Transocean Inc., GlobalSantaFe Corporation, Goldman Sachs Credit Partners L.P., Lehman Brothers Commercial Bank, Lehman Commercial Paper Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2007)

*10.1	Amendment to Amended and Restated Long-Term Incentive Plan of Transocean Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2007)

†10.2	Terms of July 2007 Employee Restricted Stock Awards

†10.3	Terms of July 2007 Employee Deferred Unit Awards

†31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference as indicated.
† Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 1, 2007.

TRANSOCEAN INC.

By:	/s/ Gregory L. Cauthen
Gregory L. Cauthen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David A. Tonnel
David A. Tonnel
Vice President and Controller
(Principal Accounting Officer)