Form 10-Q
period 2007-09-30
TRANSOCEAN INC
filed 2007-10-31
CIK 1083269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 333-75899
______________________

TRANSOCEAN INC.
(Exact name of registrant as specified in its charter)
______________________

CaymanIslands	66-0582307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Greenway Plaza
Houston, Texas	77046
(Address of principal executive offices)	(Zip Code)

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

As of October 26, 2007, 291,860,905 ordinary shares, par value $0.01 per share, were outstanding.

TRANSOCEAN INC.

INDEX TO FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Operating revenues
Contract drilling revenues	$1,455	$991	$4,088	$2,598
Other revenues	83	34	212	98
	1,538	1,025	4,300	2,696
Costs and expenses
Operating and maintenance	663	561	1,858	1,585
Depreciation	103	99	304	303
General and administrative	27	22	82	67
	793	682	2,244	1,955
Gain from disposal of assets, net	8	47	30	222
Operating income	753	390	2,086	963

Other income (expense), net
Interest income	7	4	17	14
Interest expense, net of amounts capitalized	(23)	(28)	(93)	(72)
Other, net	287	7	295	9
	271	(17)	219	(49)

Income before income taxes and minority interest	1,024	373	2,305	914
Income tax expense	52	64	230	150
Minority interest	(1)	–	–	–

Net income	$973	$309	$2,075	$764

Earnings per share
Basic	$3.36	$0.99	$7.17	$2.39
Diluted	$3.24	$0.96	$6.91	$2.31

Weighted average shares outstanding
Basic	290	312	289	320
Diluted	300	323	301	332

See accompanying notes.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Cash and cash equivalents	$618	$467
Accounts receivable, net of allowance for doubtful accounts of $41 and $26 at September 30, 2007 and December 31, 2006, respectively	1,266	946
Materials and supplies, net of allowance for obsolescence of $21 and $19 at September 30, 2007 and December 31, 2006, respectively	179	160
Deferred income taxes, net	28	16
Other current assets	132	67
Total current assets	2,223	1,656

Property and equipment	11,460	10,539
Less accumulated depreciation	3,489	3,213
Property and equipment, net	7,971	7,326

Goodwill	2,187	2,195
Other assets	319	299
Total assets	$12,700	$11,476

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$406	$477
Accrued income taxes	156	98
Debt due within one year	1,018	95
Other current liabilities	419	369
Total current liabilities	1,999	1,039

Long-term debt	1,575	3,200
Deferred income taxes, net	57	54
Other long-term liabilities	566	343
Total long-term liabilities	2,198	3,597

Commitments and contingencies

Minority interest	1	4

Preference shares, $0.10 par value; 50,000,000 shares authorized, none issued and outstanding	–	–
Ordinary shares, $0.01 par value; 800,000,000 shares authorized, 290,802,699 and 292,454,457 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	3	3
Additional paid-in capital	7,780	8,044
Accumulated other comprehensive loss	(31)	(30)
Retained earnings (accumulated deficit)	750	(1,181)
Total shareholders’ equity	8,502	6,836
Total liabilities and shareholders’ equity	$12,700	$11,476

See accompanying notes.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Cash flows from operating activities
Net income	$973	$309	$2,075	$764
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	103	99	304	303
Share-based compensation expense	11	5	30	13
Gain from disposal of assets, net	(8)	(47)	(30)	(222)
Deferred income taxes	9	(7)	2	18
Deferred expenses, net	(4)	(40)	(17)	(95)
Deferred revenues, net	(20)	12	18	32
Other long-term liabilities	19	(4)	31	17
Other, net	(7)	(7)	(3)	(14)
Changes in operating assets and liabilities
Accounts receivable	(82)	(169)	(320)	(273)
Other current assets	3	15	(29)	(36)
Accounts payable and other current liabilities	(75)	76	65	167
Income taxes receivable/payable, net	(25)	47	32	59
Net cash provided by operating activities	897	289	2,158	733

Cash flows from investing activities
Capital expenditures	(305)	(434)	(1,060)	(710)
Proceeds from disposal of assets, net	21	95	62	298
Joint ventures and other investments, net	–	–	(3)	–
Net cash used in investing activities	(284)	(339)	(1,001)	(412)

Cash flows from financing activities
Borrowings under the Revolving Credit Facility, net	–	900	–	900
Proceeds from issuance of debt, net	–	1,000	–	1,000
Repayment of borrowings under Term Credit Facility	(470)	–	(700)	–
Release of escrow funds – Nautilus lease financing	–	30	–	30
Repurchase of ordinary shares	–	(1,751)	(400)	(2,351)
Proceeds from issuance of ordinary shares under share-based compensation plans, net	1	1	56	67
Tax benefit from issuance of ordinary shares under share-based compensation plans	23	–	33	–
Other, net	6	(5)	5	(5)
Net cash provided by (used in) financing activities	(440)	175	(1,006)	(359)

Net increase (decrease) in cash and cash equivalents	173	125	151	(38)
Cash and cash equivalents at beginning of period	445	282	467	445
Cash and cash equivalents at end of period	$618	$407	$618	$407

See accompanying notes.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

Note 1―Nature of Business and Principles of Consolidation

Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells. We contract our drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. We also provide additional services, including integrated services. At September 30, 2007, we owned, had partial ownership interests in or operated 82 mobile offshore drilling units. As of this date, our fleet consisted of 33 High-Specification semisubmersibles and drillships (“High-Specification Floaters”), 20 Other Floaters, 25 Jackups and four Other Rigs. We also have four High-Specification Floaters under construction. See Note 4—Drilling Fleet Expansion and Upgrades.

On July 21, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GlobalSantaFe Corporation (“GlobalSantaFe”) and Transocean Worldwide Inc., a direct wholly owned subsidiary of Transocean (“Merger Sub”). We estimate that the closing of the transactions contemplated by the Merger Agreement will take place on or before December 31, 2007. See Note 3—Merger with GlobalSantaFe Corporation.

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

Note 2―Summary of Significant Accounting Policies

Basis of Presentation—Our accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements. The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any future period. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

Total Comprehensive Income—Total comprehensive income for the three and nine months ended September 30, 2007 was $971 million and $2,074 million, respectively, while the total comprehensive income for the three and nine months ended September 30, 2006 was $309 million and $764 million, respectively. There were no other comprehensive income items that were material for any of the periods presented.

Capitalized Interest—We capitalize interest costs for qualifying construction and upgrade projects. We capitalized interest costs on construction work in progress of $19 million and $46 million for the three and nine months ended September 30, 2007, respectively. Capitalized interest for the three and nine months ended September 30, 2006 was $5 million and $7 million, respectively.

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

Share-Based Compensation—On January 1, 2006, we adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) using the modified prospective method. Share-based compensation expense for the three and nine months ended September 30, 2007 was $11 million ($10 million, or $0.03 per diluted share, net of tax) and $30 million ($27 million, or $0.09 per diluted share, net of tax), respectively. Share-based compensation expense for the three and nine months ended September 30, 2006 was $5 million or $0.02 per diluted share, which had an immaterial tax effect, and $13 million ($12 million, or $0.04 per diluted share, net of tax), respectively.

Income Taxes—On January 1, 2007, we adopted the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a minimum recognition threshold and measurement attribute for recognizing and measuring the benefit of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect adjustment upon adoption of FIN 48 resulted in a $146 million increase in our other long-term liabilities and a corresponding increase in the beginning balance of our accumulated deficit, primarily related to the ongoing dispute with Norway regarding certain restructuring transactions undertaken in 2001 and 2002. See Note 7―Income Taxes.

On January 1, 2007, we adopted the Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, including sales, use, value added and excise taxes. EITF 06-3 provides that a company may adopt a policy of presenting taxes in the consolidated statement of operations on either a gross or net basis. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. We record taxes collected from our customers and remitted to governmental authorities on a net basis in our consolidated statement of operations and our adoption had no effect on our consolidated balance sheet, statement of operations or cash flows.

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

Note 3―Merger with GlobalSantaFe Corporation

On July 21, 2007, we entered into the Merger Agreement with GlobalSantaFe. Under the terms of the Merger Agreement, GlobalSantaFe will merge with Merger Sub by way of a scheme of arrangement qualifying as an amalgamation under Cayman Islands law, with Merger Sub continuing as the surviving corporation (the “Merger”). Immediately prior to the effective time of the Merger, each of our outstanding ordinary shares (the “Transocean Ordinary Shares”) will be reclassified by way of a scheme of arrangement under Cayman Islands law into (1) 0.6996 Transocean Ordinary Shares and (2) $33.03 in cash (the “Reclassification” and, together with the Merger, the “Transactions”). At the effective time of the Merger, each outstanding ordinary share of GlobalSantaFe (the “GlobalSantaFe Ordinary Shares”) will be exchanged for (1) 0.4757 Transocean Ordinary Shares (after giving effect to the Reclassification) and (2) $22.46 in cash.

The Transactions have been approved by our board of directors and the Merger has been approved by GlobalSantaFe’s board of directors. Consummation of the Transactions is subject to various conditions, including, among others, (1) approval by the shareholders of GlobalSantaFe of the Merger and approval by our shareholders of the Reclassification, the issuance of our ordinary shares in the Merger and certain amendments to our charter documents, in each case pursuant to the requirements specified in the Merger Agreement, (2) the receipt of required regulatory clearances, including the expiration of the Hart-Scott-Rodino waiting period and foreign competition clearances, (3) the receipt of financing sufficient to enable us to deliver the cash consideration in connection with the Transactions, (4) the accuracy of representations and warranties as of the closing date, including the absence of any material adverse effect with respect to our or GlobalSantaFe’s business, as applicable, and (5) other customary closing conditions. The closing of the Transactions will occur on the first business day immediately following the day on which all of the conditions to the Transactions contained in the Merger Agreement have been fulfilled or waived or on such other date as we and GlobalSantaFe may agree. We intend to complete the Transactions on or before December 31, 2007.

On September 19, 2007, the Premerger Notification Office of the Federal Trade Commission and the Department of Justice granted early termination of the Hart-Scott Rodino waiting period. On September 18, 2007, we made an informal submission to the Office of Fair Trading for the United Kingdom (the “OFT”). Although there is no statutorily prescribed deadline for a decision, we currently expect the OFT to announce its decision in November 2007 as to whether the proposed Merger will be referred to the Competition Commission of the United Kingdom (the “Competition Commission”) for further review. The Merger Agreement provides that, in the event the proposed Merger is referred to the Competition Commission for further review, the receipt of indications reasonably satisfactory to each of us and GlobalSantaFe that the proposed Merger can proceed is a condition to the obligation of each such party to complete the Transactions. A review by the Competition Commission may take up to six months to complete although we may request and receive permission to close under certain conditions pending the completion of such review.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

In connection with the Transactions, on July 21, 2007, we and GlobalSantaFe entered into a commitment letter (the “Commitment Letter”), pursuant to which Goldman Sachs Credit Partners L.P. (“GSCP”), Lehman Commercial Paper Inc., Lehman Brothers Commercial Bank, Lehman Brothers Inc. and Lehman Brothers Holdings Inc. (collectively, the “Lehman Lenders”) committed to provide financing for the Transactions. The Commitment Letter provides for a $15 billion senior unsecured bridge loan facility due one year after closing, $10 billion of which is to be provided by GSCP and $5 billion of which is to be provided by the Lehman Lenders.

On September 28, 2007, we, GSCP, the Lehman Lenders and other lenders entered into a $15.0 billion, one-year senior unsecured bridge loan facility (the “Bridge Loan Facility”). See Note 8—Debt.

Upon exercise following the Reclassification, we currently intend to allow warrant holders (see Note 11—Stock Warrants) to receive 0.6996 of our ordinary shares and $33.03 (i.e., the same consideration that a warrant holder would have owned immediately after the Reclassification if the warrant holder had exercised its warrant immediately before the Reclassification) for each ordinary share for which the warrants were previously exercisable, at an exercise price of $19 per ordinary share for which the warrants were exercisable prior to the Reclassification.

Note 4―Drilling Fleet Expansion and Upgrades

Capital expenditures, including capitalized interest, totaled $1.1 billion during the nine months ended September 30, 2007. The following table summarizes actual capital expenditures, including capitalized interest, for our major construction and conversion projects (in millions):

	Total costs through December 31, 2006	Nine months ended September 30, 2007	Total costs through September 30, 2007

Discoverer Americas	$108	$193	$301
Discoverer Clear Leader	221	176	397
Discoverer Inspiration	130	128	258
Newbuild IV	–	104	104
Sedco 700-series upgrades	149	152	301
Total	$608	$753	$1,361

Construction work in progress, recorded in property and equipment, was $1.8 billion and $1.0 billion at September 30, 2007 and December 31, 2006, respectively.

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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

Capital expenditures, including capitalized interest, totaled $710 million during the nine months ended September 30, 2006 and included $422 million spent on the construction of three enhanced Enterprise-class drillships and $95 million on two Sedco 700-series rig upgrades. See Note 14―Subsequent Events.

Note 5―Asset Dispositions

During the nine months ended September 30, 2007, we completed the sales of the tender rig Charley Graves and the swamp barge Searex VI for net proceeds of $44 million and recognized a gain on the sales of $31 million ($28 million, or $0.09 per diluted share, net of tax).

During the nine months ended September 30, 2006, we sold two of our Other Floaters (Peregrine III and Transocean Explorer), two of our tender rigs (Searex X and W.D. Kent), a swamp barge (Searex XII) and a platform rig. We received net proceeds from these sales of $260 million and recognized a gain on the sales of $219 million ($194 million, or $0.58 per diluted share, net of tax).

Any sale, lease or other disposal of assets which is material individually or in the aggregate to us except for sales of surplus equipment, sales of other assets in the ordinary course of business, or sales, leases or other transfers between us and our wholly owned subsidiaries or between those subsidiaries would require the consent of GlobalSantaFe pursuant to the Merger Agreement (see Note 3―Merger with GlobalSantaFe Corporation).

Note 6―Repurchase of Ordinary Shares

In May 2006, our board of directors authorized an increase in the overall amount of ordinary shares that may be repurchased under our share repurchase program to $4.0 billion from $2.0 billion, which was previously authorized and announced in October 2005. The repurchase program does not have an established expiration date and may be suspended or discontinued at any time. Under the program, repurchased shares are constructively retired and returned to unissued status.

A summary of the aggregate ordinary shares repurchased and retired for the three and nine months ended September 30, 2007 and 2006 is as follows (in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Value of shares	$–	$1,750	$400	$2,350
Number of shares	–	24.4	5.2	32.2
Average purchase price per share	$–	$71.67	$77.39	$72.88

Total consideration paid to repurchase the shares was recorded in shareholders’ equity as a reduction in ordinary shares and additional paid-in capital. Such consideration was funded with existing cash balances and borrowings under our Revolving Credit Facility. At September 30, 2007, we still had authority to repurchase $600 million of our ordinary shares under our share repurchase program; however, any such repurchases would require the consent of GlobalSantaFe pursuant to the Merger Agreement (see Note 3―Merger with GlobalSantaFe Corporation).

Note 7―Income Taxes

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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

The estimated annual effective tax rate for the nine months ended September 30, 2007 and September 30, 2006 was based on estimated annual income before income taxes for each period after adjusting for certain items such as net gains on rig sales and discrete items. The company recognizes interest and penalties related to unrecognized tax benefits as income tax expense.

At January 1, 2007, the total unrecognized tax benefit related to uncertain tax positions was $303 million, of which $294 million would affect the effective tax rate if recognized. These amounts included $84 million and $83 million of interest and penalties, respectively. During the quarter ended September 30, 2007, the total unrecognized tax benefit resulting from positions taken during the period increased by $11 million, including $4 million of interest and penalties. As a result of tax positions taken during a prior period, the total unrecognized tax benefit increased by $21 million and decreased by $7 million resulting in a net increase of $14 million. The increase was primarily related to exchange losses. The total unrecognized tax benefit at September 30, 2007 was $353 million, of which $344 million would affect the effective tax rate if recognized.

Our income tax returns are subject to review and examination in the many various jurisdictions in which we operate. It is reasonably possible that the unrecognized tax benefits related to uncertain tax positions will materially change within the next 12 months although it is not possible to estimate the impact of such a change.

Our 2004 and 2005 U.S. federal income tax returns are currently under examination by the U.S. Internal Revenue Service (“IRS”). In October 2007, we received from the IRS examination reports setting forth proposed changes to the U.S. federal taxable income reported for the years 2004 and 2005. The proposed changes are primarily related to intercompany pricing and certain 2004 restructuring transactions, and would result in a cash tax payment of approximately $413 million, exclusive of interest. We believe our returns are materially correct as filed, and we intend to vigorously defend against these proposed changes.

Our 2006 U.S. federal income tax returns and certain net operating losses generated in 2000 through 2003 are subject to examination. We believe our returns are materially correct as filed, and we intend to vigorously defend against any proposed changes.

Certain of our Brazilian income tax returns for the years 2000 through 2003 are currently under examination.  The Brazil tax authorities have issued tax assessments totaling $40 million, plus a 75 percent penalty and $32 million of interest through September 30, 2007.  We believe our returns are materially correct as filed, and we intend to vigorously contest these assessments.

While we cannot predict or provide assurance as to the final outcome, we do not expect the ultimate liability resulting from any examination to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. We provide a valuation allowance to offset deferred tax assets where, in the opinion of management, it is more likely than not that the financial statement benefit of these losses will not be realized, including the possible expiration of these benefits prior to their utilization. During the three months ended September 30, 2007, the valuation allowance for non-current deferred tax assets decreased $58 million, which resulted from a change in estimate related to the expected utilization of our U.S. foreign tax credits.

Norwegian civil tax and criminal authorities are investigating certain transactions undertaken in 2001 and 2002. In the second quarter of 2007, the Norwegian authorities expanded the investigation and during the third quarter of 2007 secured certain records located in the United Kingdom related to a separate Norway subsidiary that was previously subject to tax in Norway. In June 2006, we filed a formal protest with respect to a notification from the Norwegian tax authorities regarding their intent to propose adjustments to taxable income related to the 2001 and 2002 restructuring. These proposed assessments would result in an increase in tax of approximately $290 million, plus interest, and the authorities further indicated they intend to impose penalties, which could range from 15 to 60 percent of the assessments. We believe the Norwegian authorities are contemplating a separate tax assessment of approximately $121 million related to a 2001 dividend payment, plus interest and a penalty, which could range from 15 to 60 percent of the assessment. The Norwegian tax authorities initiated inquiries in September 2004 and in March 2005 took action to obtain additional information regarding these transactions pursuant to a Norwegian court order. We have continued to respond to information requests from the authorities. We plan to vigorously contest any assertions by the Norwegian authorities in connection with the restructuring transactions or dividend and any increase in the scope of the current investigation. On January 1, 2007, as part of our implementation of FIN 48, we recorded a long-term liability of $142 million related to these issues. Since January 1, 2007, the long-term liability has increased to $168 million due to the accrual of interest and exchange rate fluctuations. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated financial position or results of operations although it may have a material adverse effect on our consolidated cash flows.

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

TODCO Tax Sharing Agreement (“TSA”)—On July 11, 2007, Hercules Offshore, Inc. (“Hercules”) completed the acquisition of TODCO (the “TODCO Acquisition”). The TSA requires Hercules to make an accelerated change of control payment to our wholly owned subsidiary, Transocean Holdings Inc. (“Transocean Holdings”), within 30 days of the date of the acquisition as a result of the deemed utilization of TODCO’s remaining pre-IPO tax benefits. The amount of the accelerated payment owed to Transocean Holdings is calculated by multiplying 80 percent by the then remaining pre-IPO tax benefits at the July 11, 2007 effective date of the TODCO Acquisition. In August 2007, Hercules made a change of control payment of approximately $118 million to Transocean Holdings. We believe Hercules owes an additional amount of approximately $10 million related to the change of control of TODCO.

The TSA also requires Hercules to make additional payments to Transocean Holdings based on a portion of the tax benefit from the exercise of certain compensatory stock options to acquire our ordinary shares by TODCO’s current and former employees and directors, when and if those options are exercised. We estimate that the amount of payments to Transocean Holdings related to compensatory options that remain outstanding at September 30, 2007, assuming a Transocean share price of $113.05 per share at the time of exercise of the compensatory options (the actual price of our ordinary shares at the close of trading on September 28, 2007), will be approximately $23 million. However, there can be no assurance as to the amount and timing of any payment which Transocean Holdings may receive. In addition, any future reduction of the pre-IPO tax benefits by the U.S. taxing authorities upon examination of the TODCO tax returns may require Transocean Holdings to reimburse TODCO for some of the amounts previously paid. We recognized $276 million  as other income in the third quarter of 2007 for the change of control payment discussed above and payments received in prior periods related to TODCO's 2006 and 2007 tax years.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

Note 8―Debt

Debt, net of unamortized discounts, premiums and fair value adjustments, is comprised of the following (in millions):

	September 30,	December 31,
	2007	2006

Term Credit Facility due August 2008	$–	$700
Floating Rate Notes due September 2008 (a)	1,000	1,000
6.625% Notes due April 2011	178	180
7.375% Senior Notes due April 2018	247	247
Zero Coupon Convertible Debentures due May 2020 (put options exercisable May 2008 and May 2013) (b)	18	18
1.5% Convertible Debentures due May 2021 (put options exercisable May 2011 and May 2016)	400	400
8% Debentures due April 2027	57	57
7.45% Notes due April 2027 (c)	95	95
7.5% Notes due April 2031	598	598
Total debt	2,593	3,295
Less debt due within one year (a)(b)(c)	1,018	95
Total long-term debt	$1,575	$3,200
______________________

(a)	The Floating Rate Notes due September 2008 were classified as debt due within one year at September 30, 2007.

(b)	The Zero Coupon Convertible Debentures were classified as debt due within one year at September 30, 2007 since the bondholders have the right to require us to repurchase the debentures in May 2008.

(c)
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

The scheduled maturities are as follows (in millions):

Twelve months ending September 30,
2008	$1,019
2009	–
2010	–
2011	565
2012	–
Thereafter	1,004
Total	$2,588

Revolving Credit Facility—In July 2005, we entered into a $500 million, five-year revolving credit agreement (“Revolving Credit Facility”). In May 2006, we increased the credit limit on the facility from $500 million to $1.0 billion and extended the maturity date by one year from July 2010 to July 2011. In June 2007, we extended the maturity on the facility by one year from July 2011 to July 2012 and clarified the method pursuant to which we may insure our fleet (see Note 10―Contingencies–Retained Risk). The Revolving Credit Facility bears interest, at our option, at a base rate or at the London Interbank Offered Rate (“LIBOR”) plus a margin that can vary from 0.19 percent to 0.58 percent depending on our non-credit enhanced senior unsecured public debt rating (“Debt Rating”). A facility fee, varying from 0.06 percent to 0.17 percent depending on our Debt Rating, is incurred on the daily amount of the underlying commitment, whether used or unused, throughout the term of the facility. A utilization fee, varying from 0.05 percent to 0.10 percent depending on our Debt Rating, is payable if amounts outstanding under the Revolving Credit Facility are greater than or equal to 50 percent of the total underlying commitment. At September 30, 2007, the applicable margin, facility fee and utilization fee were 0.26 percent, 0.09 percent and 0.100 percent, respectively. The Revolving Credit Facility requires compliance with various covenants and provisions customary for agreements of this nature, including a debt to total tangible capitalization ratio, as defined by the Revolving Credit Facility, of not greater than 60 percent. At September 30, 2007, we had no borrowings outstanding and $1.0 billion remained available under this facility.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

Bridge Loan Facility—In September 2007, we entered into the Bridge Loan Facility. The terms of the Bridge Loan Facility contemplate a one-time loan of up to $15 billion at either (1) a base rate, determined as the greater of (A) the prime loan rate quoted in The Wall Street Journal Money Rates Section as the prime rate or (B) the federal funds effective rate plus 0.5 percent, or (2) the reserve adjusted LIBOR plus the applicable margin, which is based upon our Debt Rating. As of October 30, 2007, the applicable margin was 0.4 percent.

The obligation of each lender to make a loan under the Bridge Loan Facility is subject to the satisfaction of certain conditions, including the execution of satisfactory documentation and the consummation, or substantially concurrent consummation, of the Transactions.

We may prepay the Bridge Loan Facility in whole or in part without premium or penalty. In addition, this facility requires mandatory prepayments of outstanding borrowings in an amount equal to 100 percent of the net cash proceeds resulting from any of the following (in each case subject to certain agreed exceptions): (1) the sale or other disposition of any of our property or assets above a predetermined threshold; (2) the receipt of certain net insurance or condemnation proceeds; (3) certain issuances of our equity securities; and (4) the incurrence of indebtedness for borrowed money by us.

The Bridge Loan Facility also contains certain covenants that are applicable during the period in which any borrowings are outstanding, including a maximum leverage ratio and covenants restricting our ability to pay dividends. Borrowings under the Bridge Loan Facility are subject to acceleration upon the occurrence of events of default.

Debt Repayments—On August 13, 2007, we terminated our existing $1.0 billion, two-year term credit facility that we originally entered into on August 30, 2006 with the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, Citibank, N.A. as Syndication Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Calyon New York Branch and The Royal Bank of Scotland plc (the “Term Credit Facility”) and recognized a loss on the termination of this agreement of approximately $1 million, in the third quarter of 2007. Under the terms of the Term Credit Facility, we were able to request borrowings up to $1.0 billion over the first six months of the term. After six months, any unused capacity was cancelled. Once repaid, the funds could not be reborrowed. At our election, borrowings could be made under the Term Credit Facility at either (1) the base rate, determined as the greater of (a) the prime loan rate and (b) the sum of the weighted average overnight federal funds rate plus 0.50 percent, or (2) LIBOR plus 0.30 percent, based on current credit ratings. We paid a fee of 0.065 percent per annum on the daily amount of the unused commitments under the Term Credit Facility through October 3, 2006. In October 2006, we borrowed the full $1.0 billion in capacity. In connection with the termination, we repaid $70 million of the outstanding borrowings on August 6, 2007 and the remaining $400 million on August 13, 2007.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

The Term Credit Facility contained specified covenants, including a debt to total tangible capitalization covenant. Borrowings under the Term Credit Facility were subject to acceleration upon the occurrence of events of default.

Debt Conversions—Holders of our Zero Coupon Convertible Debentures have the option to require us to convert their debentures into our ordinary shares at a rate of 8.1566 ordinary shares per $1,000 debenture any time prior to maturity. During the three and nine months ended September 30, 2007, we issued 203 and 1,426 ordinary shares in exchange for $25,000 and $175,000 aggregate principal amount of debentures, respectively. See Note 14—Subsequent Events.

Holders of our 1.5% Convertible Debentures have the option to require us to convert their debentures into our ordinary shares at a rate of 13.8627 ordinary shares per $1,000 debenture any time prior to maturity. During the three and nine months ended September 30, 2007, we issued 623 ordinary shares in exchange for $45,000 aggregate principal amount of debentures. See Note 14—Subsequent Events.

Note 9―Earnings Per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Numerator for basic earnings per share
Net income for basic earnings per share	$973	$309	$2,075	$764

Numerator for diluted earnings per share
Net income	$973	$309	$2,075	$764
Add back interest expense on the 1.5% convertible debentures	1	2	5	5
Net income for diluted earnings per share	$974	$311	$2,080	$769

Denominator for diluted earnings per share
Weighted-average shares outstanding for basic earnings per share	289	312	289	320
Effect of dilutive securities:
Employee stock options and unvested stock grants	3	3	3	4
Warrants to purchase ordinary shares	2	3	3	3
1.5% convertible debentures	6	5	6	5
Adjusted weighted-average shares and assumed conversions for diluted earnings per share	300	323	301	332

Basic earnings per share
Net income	$3.36	$0.99	$7.17	$2.39

Diluted earnings per share
Net income	$3.24	$0.96	$6.91	$2.31

The effect of the Zero Coupon Convertible Debentures on the calculation of net income for diluted earnings per share and adjusted weighted-average shares and assumed conversions for diluted earnings per share is not presented, as it is not material for any of the periods presented.

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

In 1990 and 1991, two of our subsidiaries were served with various assessments collectively valued at approximately $14 million from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services. We believe that neither subsidiary is liable for the taxes and have contested the assessments in the Brazilian administrative and court systems. We have received several adverse rulings by various courts with respect to a June 1991 assessment, which is valued at approximately $13 million. We initially tried to challenge the assessment by means of a writ of mandamus. However, we did not receive an injunction in the above-mentioned writ and the government is attempting to enforce the judgment on this assessment (the amount claimed is approximately $27 million, which exceeds the amount we believe is at issue). In response, we have presented a specific motion to stay the execution based on a $27 million guarantee in the form of oil barrels provided on our behalf by the Brazilian government-controlled oil company, Petrobras. We received a favorable ruling in connection with a disputed August 1990 assessment, and the government has lost what is expected to be its final appeal with respect to that ruling. We also are awaiting a ruling from the Taxpayer's Council in connection with an October 1990 assessment. If our defenses are ultimately unsuccessful, we believe that Petrobras has a contractual obligation to reimburse us for municipal tax payments. We do not expect the liability, if any, resulting from these assessments to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

One of our subsidiaries is involved in an action with respect to a customs matter relating to the Sedco 710 semisubmersible drilling rig. Prior to our merger with Sedco Forex, this drilling rig, which was working for Petrobras in Brazil at the time, had been admitted into the country on a temporary basis under authority granted to a Schlumberger entity. Prior to the Sedco Forex merger, the drilling contract with Petrobras was transferred from the Schlumberger entity to an entity that would become one of our subsidiaries, but Schlumberger did not transfer the temporary import permit to any of our subsidiaries. In early 2000, the drilling contract was extended for another year. On January 10, 2000, the temporary import permit granted to the Schlumberger entity expired, and renewal filings were not made until later that January. In April 2000, the Brazilian customs authorities cancelled the temporary import permit. The Schlumberger entity filed an action in the Brazilian federal court of Campos for the purpose of extending the temporary admission. Other proceedings were also initiated in order to secure the transfer of the temporary admission to our subsidiary. Ultimately, the court permitted the transfer of the temporary admission from Schlumberger to our subsidiary but did not rule on whether the temporary admission could be extended without the payment of a financial penalty. During the first quarter of 2004, the Brazilian customs authorities issued an assessment totaling approximately $125 million at that time against our subsidiary.

The first level Brazilian court ruled in April 2007 that the temporary admission granted to our subsidiary had expired which allowed the Brazilian customs authorities to execute on their assessment. Following this ruling, the Brazilian customs authorities issued a revised assessment against our subsidiary. As of October 30, 2007, the U.S. dollar equivalent of this assessment was approximately $210 million in aggregate, including interest, which we contest. We are not certain as to the basis for the increase in the amount of the assessment, and in September 2007, we received a temporary ruling in our favor from a Brazilian federal court that the valuation method used by the Brazilian customs authorities was incorrect. We intend to continue to aggressively contest this matter and we have appealed the first level Brazilian court’s ruling to a higher level court in Brazil. There may be further judicial or administrative proceedings that result from this matter. While the court has granted us the right to continue our appeal without the posting of a bond, it is possible that we may be required to post a bond for up to the full amount of the assessment in connection with these proceedings. We have also put Schlumberger on notice that we consider any assessment to be solely the responsibility of Schlumberger, not our subsidiary. Nevertheless, we expect that the Brazilian customs authorities will continue to seek to recover the assessment solely from our subsidiary, not Schlumberger. Schlumberger has denied any responsibility for this matter, but remains a party to the proceedings. We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In the third quarter of 2006, we received tax assessments of approximately $122 million from the state tax authorities of Rio de Janeiro in Brazil against one of our Brazilian subsidiaries for customs taxes on equipment imported into the state in connection with our operations. The assessments resulted from a preliminary finding by these authorities that our subsidiary’s record keeping practices were deficient. We continue to review documents related to the assessments, and while our review is not complete, we currently believe that the substantial majority of these assessments are without merit. We filed an initial response with the Rio de Janeiro tax authorities on September 9, 2006 refuting these additional tax assessments. In September 2007, we received confirmation from the state tax authorities that they believe the additional tax assessments are valid, and then we filed an appeal on September 27, 2007 to the state taxpayers council contesting these assessments. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

We are involved in a number of other lawsuits, all of which have arisen in the ordinary course of our business. We do not expect the liability, if any, resulting from these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows. We are also involved in various tax matters (see Note 7―Income Taxes).

Retained Risk—We have renewed our insurance coverages for the 12-month period beginning May 1, 2007. Under the new program, we generally maintain a $125 million per occurrence deductible on our hull and machinery, which is subject to an aggregate deductible of $250 million. In addition, we maintain a $10 million per occurrence deductible on crew personal injury liability and $5 million per occurrence deductible on third-party property claims, which together are subject to an aggregate deductible of $50 million that is applied to any occurrence in excess of the per occurrence deductible until the aggregate deductible is exhausted.

At present, the insured value of our drilling rig fleet is approximately $22 billion in aggregate. We also carry $950 million of third-party liability coverage exclusive of the personal injury liability deductibles, third-party property liability deductibles and retention amounts described above. We retain the risk through self-insurance for any losses in excess of the $950 million limit. We do not generally have commercial market insurance coverage for physical damage losses to the Transocean fleet due to hurricanes in the U.S. Gulf of Mexico and war perils worldwide. We do not carry insurance for loss of revenue. In the opinion of management, adequate accruals have been made based on known and estimated losses related to such exposures.

Letters of Credit and Surety Bonds—We had letters of credit outstanding totaling $404 million and $405 million at September 30, 2007 and December 31, 2006, respectively. These letters of credit guarantee various contract bidding and performance activities under various uncommitted lines provided by several banks.

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations. Surety bonds outstanding totaled $8 million and $6 million at September 30, 2007 and December 31, 2006, respectively.

Note 11―Stock Warrants

On July 26, 2007, we issued 861,700 ordinary shares and we received $16 million in cash related to the exercise of 49,240 warrants. At September 30, 2007, 154,660 warrants were outstanding to purchase 2,706,550 ordinary shares at an exercise price of $19.00 per share. The warrants expire on May 1, 2009. See Note 3—Merger with GlobalSantaFe Corporation.

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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

Net periodic benefit cost for these defined benefit pension plans includes the following components (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Components of net periodic benefit cost (a)
Service cost	$5	$5	$16	$15
Interest cost	6	5	16	15
Expected return on plan assets	(5)	(5)	(16)	(15)
Amortization of prior period service cost	–	–	1	1
Recognized net actuarial losses	1	1	3	3
Net periodic benefit cost	$7	$6	$20	$19
______________
(a)	Amounts are before income tax effect.

We contributed approximately $17 million to the defined benefit pension plans during the nine months ended September 30, 2007. We expect to make an additional contribution of approximately $6 million to our defined benefit pension plans in the remaining three months of 2007, which we expect will be funded from cash flow from operations.

Postretirement Benefits Other Than Pensions (“OPEB”)—We have several unfunded contributory and noncontributory OPEB plans covering substantially all of our U.S. employees. Net periodic benefit costs for these other postretirement plans and their components, including service cost, interest cost, amortization of prior service cost and recognized net actuarial losses, were less than $1 million and $2 million for each of the three and nine months ended September 30, 2007 and 2006, respectively.

We contributed approximately $2 million to the other postretirement benefit plans during the nine months ended September 30, 2007. We expect to make less than $1 million in additional contributions to other postretirement benefit plans in the remaining three months of 2007, which we expect to fund using cash flows from operations.

Note 13—Supplementary Cash Flow Information

Non-cash investing activities for the nine months ended September 30, 2007 and 2006 included $80 million and $51 million, respectively, related to accruals of capital expenditures. The accruals have been reflected in the consolidated balance sheet as an increase in property and equipment, net and in accounts payable.

Cash payments for interest were $116 million and $52 million for the nine months ended September 30, 2007 and 2006, respectively. Cash payments for income taxes, net, were $163 million and $74 million for the nine months ended September 30, 2007 and 2006, respectively.

Note 14―SubsequentEvents

Pacific Drilling— In April 2007, we entered into a marketing and purchase option agreement with Pacific Drilling Limited that provided us with the exclusive marketing right for two newbuild Ultra-Deepwater Floaters as well as an option to purchase a 50 percent interest in a joint venture company through which we and Pacific Drilling would own the drillships. In October 2007, we obtained a firm commitment for one of the drillships, and we exercised the option to acquire a 50 percent interest in the joint venture in exchange for approximately $238 million, representing 50 percent of the documented costs of the drillships at the time of exercise. We are providing construction management services and have agreed to provide operating management services once the drillships begin operations. Beginning in October 2010, Pacific Drilling will have the right to exchange its interest in the joint venture for our ordinary shares or cash.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

We have evaluated our interest in the joint venture company and have determined that the joint venture company meets the definition of a variable interest entity. We have identified our company as the primary beneficiary under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. As a result, we will consolidate the joint venture company in our financial statements and the interest that is not owned by us will be reflected as minority interest on our consolidated balance sheets.

Debt Conversion—As of October 26, 2007, we issued 146,818 ordinary shares subsequent to September 30, 2007 upon conversion of $18,000,000 aggregate principal amount of our Zero Convertible Debentures at a rate of 8.1566 ordinary shares per $1,000 debenture.

As of  October 26, 2007, we issued 886,684 ordinary shares subsequent to September 30, 2007 upon conversion of $63,962,000 aggregate principal amount of our 1.5% Convertible Debentures at a rate of 13.8627 ordinary shares per $1,000 debenture.

On October 19, 2007, we called for redemption our Zero Coupon Convertible Debentures due May 2020 and our 1.5% Convertible Debentures due 2021 that were outstanding on that date.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this quarterly report include, but are not limited to, statements about the following subjects:

•	contract commencements,	•	income related to and any payments to
•	contract option exercises,		be received under the TODCO tax
•	revenues,		sharing agreement,
•	expenses,	•	uses of excess cash, including ordinary
•	results of operations,		share repurchases,
•	commodity prices,	•	the timing and funding of share
•	customer drilling programs,		repurchases,
•	supply and demand,	•	issuance of new debt,
•	utilization rates,	•	debt reduction,
•	dayrates,	•	planned asset sales,
•	contract backlog,	•	timing of asset sales,
•	the timing and closing of the	•	proceeds from asset sales,
	GlobalSantaFe merger and related	•	our effective tax rate,
	transactions,	•	changes in tax laws, treaties and
•	consideration payable in connection		regulations,
	with the GlobalSantaFe merger and	•	tax assessments,
	related transactions,	•	our other expectations with regard to
•	effects and results of the GlobalSantaFe		market outlook,
	merger and related transactions,	•	operations in international markets,
•	planned shipyard projects and rig	•	the level of expected capital
	mobilizations and their effects,		expenditures,
•	newbuild projects and opportunities,	•	results and effects of legal proceedings
•	the upgrade projects for the Sedco 700–		and governmental audits and
	series semisubmersible rigs,		assessments,
•	other major upgrades,	•	adequacy of insurance,
•	the potential purchase of an ownership	•	liabilities for tax issues, including those
	interest in a joint venture that will own		associated with our activities in Brazil,
	the fourth Enterprise-class drillship,		Norway and the United States,
•	contract awards,	•	liquidity,
•	drillship delivery dates,	•	cash flow from operations,
•	expected downtime,	•	adequacy of cash flow for our
•	insurance proceeds,		obligations,
•	cash investments of our wholly-owned	•	effects of accounting changes,
	captive insurance company,	•	adoption of accounting policies,
•	future activity in the deepwater, mid-	•	pension plan and other postretirement
	water and the jackup market sectors,		benefit plan contributions,
•	market outlook for our various	•	benefit payments, and
	geographical operating sectors,	•	the timing and cost of completion of
•	capacity constraints for ultra-deepwater		capital projects.
rigs and other rig classes,
•	effects of new rigs on the market,

Index

Forward-looking statements in this quarterly report are identifiable by use of the following words and other similar expressions among others:

•	“anticipates”	•	“may”
•	“believes”	•	“might”
•	“budgets”	•	“plans”
•	“could”	•	“predicts”
•	“estimates”	•	“projects”
•	“expects”	•	“scheduled”
•	“forecasts”	•	“should”
•	“intends”

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

•
those described under “Item 1A. Risk Factors” included herein and in our Annual Report on Form 10–K for the year ended December 31, 2006, our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2007 and June 30, 2007, and the definitive joint proxy statement filed by GlobalSantaFe and us on October 3, 2007,

•	the adequacy of sources of liquidity,
•	costs, delays and other difficulties related to the proposed merger and related transactions with GlobalSantaFe (including the satisfaction of closing conditions),
•	our inability to obtain regulatory clearances and shareholder approval and satisfy closing conditions for the GlobalSantaFe merger and related transactions,
•	our inability to obtain a drilling contract for the second drillship acquired through our purchase of a 50 percent interest in our joint venture with Pacific Drilling
•	the effect and results of litigation, tax audits and contingencies, and
•	other factors discussed in this quarterly report and in our other filings with the SEC, which are available free of charge on the SEC’s website at www.sec.gov.

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

Overview

Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells. As of October 30, 2007, we owned, had partial ownership interests in or operated 82 mobile offshore drilling units. As of this date, our fleet consisted of 34 High-Specification semisubmersibles and drillships (“High-Specification Floaters”), 19 Other Floaters, 25 Jackups and four Other Rigs. We also have six High-Specification Floaters under construction.

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

Key measures of our total company results of operations and financial condition are as follows (in millions, except average daily revenue and percentages):

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	Change	2007	2006	Change

Average daily revenue (a)(b)	$219,710	$146,900	$72,810	$206,760	$132,000	$74,760
Utilization (b)(c)	89%	87%	n/a	89%	83%	n/a
Statement of Operations
Operating revenues	$1,538	$1,025	$513	$4,300	$2,696	$1,604
Operating and maintenance expense	663	561	102	1,858	1,585	273
Operating income	753	390	363	2,086	963	1,123
Net income	973	309	664	2,075	764	1,311

	September 30, 2007	December 31, 2006	Change
Balance Sheet (at end of period)
Cash and cash equivalents	$618	$467	$151
Total assets	12,700	11,476	1,224
Total debt	2,593	3,295	(702)
_____________________
“n/a” means not applicable

(a)	Average daily revenue is defined as contract drilling revenue earned per revenue earning day. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.

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

A shortage of qualified personnel in our industry is driving up compensation costs and suppliers are increasing prices as their backlogs grow. These labor and vendor cost increases, while meaningful, are not expected to be significant in comparison with our expected increase in revenue in 2007 and beyond.

Our revenues for the nine months ended September 30, 2007 increased from the prior year period primarily as a result of increased activity and higher dayrates. Our operating and maintenance expenses for the same period increased primarily as a result of higher labor and rig maintenance costs in connection with such increased activity (see “—Operating Results”). In addition, our financial results for the nine months ended September 30, 2007 included the recognition of gains on the sales of the tender rig Charley Graves and a swamp barge Searex VI. Cash increased during the nine months ended September 30, 2007 primarily as a result of cash provided by operating activities, proceeds received from the sale of assets and exercises of stock options, partially offset by increased capital expenditures, repayments on our Term Credit Facility and repurchases of our ordinary shares.

Index

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

Significant Events

Merger with GlobalSantaFe Corporation—On July 21, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GlobalSantaFe Corporation (“GlobalSantaFe”) and Transocean Worldwide Inc., our direct wholly owned subsidiary. Subject to obtaining regulatory clearances, shareholder approval and satisfying or waiving all other closing conditions, we intend to complete the transactions contemplated by the Merger Agreement (the “Transactions”) on or before December 31, 2007. See Notes to Condensed Consolidated Statements Note 3—Merger with GlobalSantaFe Corporation.

TODCO Tax Sharing Agreement (“TSA”)—On July 11, 2007, Hercules Offshore, Inc. (“Hercules”) completed the acquisition of TODCO. The TSA requires Hercules to make an accelerated change of control payment to Transocean Holdings within 30 days of the date of the acquisition as a result of the deemed utilization of TODCO’s pre-IPO tax benefits. We received a $118 million change of control payment from Hercules in August 2007. We recognized $276 million as other income in the third quarter of 2007 for this accelerated payment and payments received in prior periods related to TODCO's 2006 and 2007 tax years. See Notes to Condensed Consolidated Statements Note 7—Income Taxes.

Construction Program—In June 2007, we were awarded a drilling contract requiring the construction of a fourth enhanced Enterprise-class drillship. We expect the rig to be contributed to a joint venture in which we expect to retain a 65 percent ownership interest. The newbuild is expected to commence operations during the third quarter of 2010. See “—Outlook–Drilling Market.”

Pacific Drilling— In April 2007, we entered into a marketing and purchase option agreement with Pacific Drilling Limited that provided us with the exclusive marketing right for two newbuild Ultra-Deepwater Floaters as well as an option to purchase a 50 percent interest in a joint venture company through which we and Pacific Drilling would own the drillships. In October 2007, we obtained a firm commitment for one of the drillships, and we exercised the option to acquire a 50 percent interest in the joint venture in exchange for approximately $238 million, representing 50 percent of the documented costs of the drillships at the time of exercise. We are providing construction management services and have agreed to provide operating management services once the drillships begin operations. Beginning on October 18, 2010, Pacific Drilling will have the right to exchange its interest in the joint venture for our ordinary shares or cash.

Index

Repurchase of Ordinary Shares—During the nine months ended September 30, 2007, we repurchased and retired 5.2 million of our ordinary shares at a total cost of $400 million. See “—Liquidity and Capital Resources–Sources and Uses of Liquidity.”

Debt Repayments—On August 13, 2007, we terminated our existing $1.0 billion, two-year term credit facility, having repaid the $470 million balance which was outstanding at June 30, 2007 and recognized a loss on the termination of approximately $1 million in the third quarter of 2007.

Outlook

For purposes of the following discussion, we have focused solely on our outlook for Transocean on a consolidated basis and have not included the impact, if any, that the completion of our proposed merger with GlobalSantaFe would have on our outlook.

Drilling Market—Demand for offshore drilling capacity continues to be strong, particularly for rigs capable of drilling in deepwater. Our High-Specification Floater fleet is fully committed in 2007 and 2008. None of our Other Floater rigs have uncommitted time for the remainder of 2007, and there are only five rigs remaining in this fleet that have any available uncommitted time in 2008. We have one jackup rig that has uncommitted time in 2007, and 9 jackup rigs that have uncommitted time in 2008.

           We have been successful in building contract backlog within our High-Specification Floater fleet with 30 of our 40 current and future High-Specification Floaters, including the six newbuilds and the two Sedco 700-series upgrades, contracted into or beyond 2010 as of October 30, 2007. These 30 units include 11 of our 13 current Ultra-Deepwater Floaters and five of our six new rigs currently under construction with long term contracts upon delivery. Our total contract backlog of approximately $23 billion as of October 30, 2007 includes approximately $16 billion of backlog represented by our High-Specification Floaters. We believe the long-term outlook for deepwater capable rigs continues to be strong.

On October 18, 2007, the Deepwater Pacific 1 was awarded a firm commitment for a four-year contract which may be converted on or prior to October 31, 2008 to a five-year drilling contract. The Deepwater Pacific 1 is under construction and will be owned 50 percent by us through our joint venture with Pacific Drilling. The drilling contract is expected to commence in the third quarter of 2009 following shipyard construction, sea trials, mobilization to location and customer acceptance. The joint venture is also constructing a second deepwater newbuild rig, the Deepwater Pacific 2, which is expected to be completed in the fourth quarter of 2009.  We are currently in active discussions with several customers regarding the award of a long-term contract for the rig. We estimate total capital expenditures for the construction of these rigs to be approximately $685 million and $665 million, excluding capitalized interest, respectively. As of October 18, 2007, we and Pacific Drilling had each paid $238 million in documented costs for the two rigs.

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

Future demand for deepwater capable rigs should benefit from successful drilling efforts in the lower tertiary trend of the U.S. Gulf of Mexico; the discovery of light oil and non-associated gas in the deepwaters of Brazil; continued exploration success in the deepwaters offshore India; the recent discovery in the deepwaters of the South China Sea; and the exploration activity in the Orphan Basin offshore Eastern Canada. Additionally, the continued exploration success in the deepwaters of West Africa, the opening of additional deepwater acreage in the U.S. Gulf of Mexico and the announced plans by Pemex for ultra deepwater drilling in Mexican waters of the Gulf of Mexico support our optimistic outlook for long term contracts and favorable dayrates in the deepwater drilling market sector. As of October 30, 2007, none of our High-Specification Floater fleet contract days are uncommitted for the remainder of 2007 and 2008, while approximately 10 percent and 36 percent are uncommitted in2009 and 2010, respectively.

Index

Our Other Floater fleet, comprised of 19 semisubmersible rigs, is largely committed to contracts that extend through 2007, and we continue to see customer demand for both short term and multi-year contracts for these units. As of October 30, 2007, none of our Other Floater fleet contract days are uncommitted for the remainder of 2007, while approximately 12 percent, 48 percent and 74 percent are uncommitted in 2008, 2009 and 2010, respectively.

We expect to remain at or above current utilization for our Jackup fleet for the remainder of 2007. While we have one Jackup rig that is currently idle, we are in advanced discussions with several customers regarding the award of drilling contracts for this rig. We believe that Asia, India and the Middle East will remain the primary sources of incremental demand for jackup rigs in the near to intermediate term, but there are a large number of new jackup rigs under construction without drilling contracts that are scheduled to be delivered in 2008 and 2009. We expect to remain at or near full utilization with dayrates remaining relatively flat through the first half of 2008; beyond that, we do not know what impact, if any, that this increase in supply will have on this market sector. As of October 30, 2007, four percent of our Jackup fleet contract days are uncommitted for the remainder of 2007, while approximately 22 percent, 46 percent and 73 percent are uncommitted in 2008, 2009 and 2010, respectively.

We expect our out-of-service time for the fourth quarter of 2007 to be in line with the out-of-service time we incurred during the third quarter of 2007.

We expect each of the following items to contribute to a continued increase in our revenues for the fourth quarter of 2007:

•	a continuing improvement of dayrates primarily on our High-Specification Floaters and Other Floaters; and
•	the return to operations of certain of our High-Specification Floaters and Other Floaters that had been out of service during the third quarter.

We expect each of the following items to contribute to a continued increase in our operating and maintenance costs for the fourth quarter of 2007:

•	ongoing industry inflation with respect to our shipyard projects, maintenance programs and labor costs; and
•	the return to operations of certain of our High-Specification Floaters and Other Floaters that had been out of service during the third quarter.

           We have seven existing contracts with fixed-priced or capped options for dayrates that we believe are less than current market dayrates. We expect that three of these fixed-price contract options will be exercised by our customers either in the fourth quarter of 2007 or during 2008, which would preclude us from taking full advantage of any increased market rates for rigs subject to these contract options. Well-in-progress or similar provisions in our existing contracts may delay the start of higher dayrates in subsequent contracts, and some of the delays have been and could be significant.

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

Insurance Matters—We periodically evaluate our hull and machinery and third-party liability insurance limits and self-insured retentions. Effective May 1, 2007, we renewed our hull and machinery and third-party liability insurance coverages. Subject to large self-insured retentions, we carry hull and machinery insurance covering physical damage to the rigs for operational risks worldwide, and we carry liability insurance covering damage to third parties. However, we do not generally have commercial market insurance coverage for physical damage losses to the Transocean fleet due to hurricanes in the U.S. Gulf of Mexico and war perils worldwide. Additionally, we do not carry insurance for loss of revenue. In the opinion of management, adequate accruals have been made based on known and estimated losses related to such exposures. See Notes to Condensed Consolidated Statements Note 10―Contingencies–Retained Risk.

Index

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

Our 2004 and 2005 U.S. federal income tax returns are currently under examination by the U.S. Internal Revenue Service (“IRS”). In October 2007, we received from the IRS examination reports setting forth proposed changes to the U.S. federal taxable income reported for the years 2004 and 2005. The proposed changes would result in a cash tax payment of approximately $413 million, exclusive of interest. We believe our returns are materially correct as filed, and we intend to vigorously defend against these proposed changes.

Certain of our Brazilian income tax returns for the years 2000 through 2003 are currently under examination.  The Brazil tax authorities have issued tax assessments totaling $40 million, plus a 75 percent penalty and $32 million of interest through September 30, 2007.  We believe our returns are materially correct as filed, and we intend to vigorously contest these assessments.

Norwegian civil tax and criminal authorities are investigating certain transactions undertaken in 2001 and 2002. In the second quarter of 2007, the Norwegian authorities expanded the investigation and during the third quarter of 2007 secured certain records located in the United Kingdom related to a separate Norway subsidiary that was previously subject to tax in Norway. In June 2006, we filed a formal protest with respect to a notification by the Norwegian tax authorities of their intent to propose assessments that would result in an increase in tax of approximately $290 million, plus interest related to the 2001 and 2002 restructuring transactions. The authorities also indicated they intend to impose penalties which could range from 15 to 60 percent of the assessment. We believe the authorities are contemplating a separate assessment of approximately $121 million related to a 2001 dividend payment, plus interest and a penalty, which could range from 15 to 60 percent of the assessment. The authorities initiated inquiries in September 2004 and in March 2005 obtained additional information pursuant to a Norwegian court order. We have continued to respond to information requests from the authorities. We plan to vigorously contest any assertions by the Norwegian authorities in connection with the restructuring transactions or dividend and any increase in the scope of the current investigation. On January 1, 2007, as part of our implementation of FIN 48, we recorded a long-term liability of $142 million related to these issues. Since January 1, 2007, the long-term liability has increased to $168 million due to the accrual of interest and exchange rate fluctuations. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated financial position or results of operations although it may have a material adverse effect on our consolidated cash flows. See Notes to Condensed Consolidated Statements Note 7—Income Taxes.

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

Index

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

On July 11, 2007, Hercules Offshore, Inc. (“Hercules”) completed the acquisition of TODCO (the “TODCO Acquisition”). The TSA requires Hercules to make an accelerated change of control payment to Transocean Holdings within 30 days of the date of the acquisition as a result of the deemed utilization of TODCO’s pre-IPO tax benefits. In August 2007, Hercules made a change of control payment of approximately $118 million to Transocean Holdings. We believe Hercules owes an additional amount of approximately $10 million related to the change of control of TODCO. We recognized $276 million as other income in the third quarter of 2007 for this change of control payment and payments received in prior periods related to TODCO's 2006 and 2007 tax years.

Regulatory Matters—On July 25, 2007, our legal representatives met with the U.S. Department of Justice (the “DOJ”) in response to a notice we received requesting such a meeting regarding our engagement of Panalpina Inc. for freight forwarding and other services in the United States and abroad. The DOJ has informed us that it is conducting an investigation of alleged Foreign Corrupt Practices Act (“FCPA”) violations by oil service companies who used Panalpina Inc. and other brokers in Nigeria and other parts of the world. We began developing an investigative plan which would allow us to promptly review and produce relevant and responsive information requested by the DOJ. Subsequently, we expanded the investigation to include one of our agents for Nigeria. The investigation is being conducted by outside counsel who reports directly to the audit committee of our board of directors. The investigation has focused on whether the customs brokers and agent have fully complied with the terms of their respective agreements, the FCPA and local laws. We prepared and presented an investigative plan to the DOJ and have informed the SEC of the ongoing investigation. We have begun implementing the investigative plan, but we cannot predict the ultimate outcome of the investigation, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, we could be subject to fines, sanctions or other penalties.

Performance and Other Key Indicators

Contract Backlog—The following table reflects our contract backlog as of September 30, 2007, June 30, 2007 and September 30, 2006 and reflects firm commitments only, typically represented by signed drilling contracts. Backlog is indicative of the full contractual dayrate. The amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors, including shipyard and maintenance projects, other downtime and other factors that result in lower applicable dayrates than the full contractual operating dayrate, as well as the ability of our customers to terminate contracts under certain circumstances. Our contract backlog is calculated by multiplying the contracted operating dayrate by the number of days remaining in the firm contract period, excluding revenues for mobilization, demobilization, client recharges and contract preparation and such amounts are not expected to be significant to our contract drilling revenues.

Index

	September 30, 2007	June 30, 2007	September 30, 2006
	(In millions)
Contract Backlog
High-Specification Floaters	$15,174	$15,296	$14,869
Other Floaters	4,108	4,000	2,938
Jackups	2,272	1,834	2,067
Other Rigs	171	57	79
Total	$21,725	$21,187	$19,953

Fleet Utilization and Average Daily Revenue—The following table shows our average daily revenue and utilization for each of the three months ended on September 30, 2007, June 30, 2007 and September 30, 2006. See “—Overview” for a definition of average daily revenue, revenue earning day and utilization.

	Three months ended
	September 30, 2007	June 30, 2007	September 30, 2006
Average Daily Revenue
High-Specification Floaters
Ultra-Deepwater Floaters	$323,200	$288,900	$246,000
Other Deepwater Floaters	$257,700	$228,400	$222,300
Other High-Specification Floaters	$316,400	$286,900	$181,500
Total High-Specification Floaters	$293,900	$262,100	$226,700
Other Floaters	$251,400	$226,300	$136,800
Jackups	$120,500	$117,900	$83,400
Other Rigs	$54,900	$57,200	$52,400

Weighted Average - Drilling Fleet	$219,700	$202,400	$146,900

Utilization
High-Specification Floaters
Ultra-Deepwater Floaters	99%	98%	88%
Other Deepwater Floaters	79%	82%	75%
Other High-Specification Floaters	87%	99%	93%
Total High-Specification Floaters	87%	90%	82%
Other Floaters	89%	98%	86%
Jackups	90%	86%	96%
Other Rigs	98%	100%	76%

Weighted Average - Drilling Fleet	89%	91%	87%

Index

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of cash during the first nine months of 2007 was our cash flows from operations. Our primary uses of cash were capital expenditures, repayments of borrowings under our Term Credit Facility and repurchases of our ordinary shares. At September 30, 2007, we had $618 million in cash and cash equivalents.

	Nine months ended September 30,
	2007	2006	Change
	(In millions)
Net cash from operating activities
Net income	$2,075	$764	$1,311
Depreciation	304	303	1
Other non-cash items	31	(251)	282
Working capital	(252)	(83)	(169)
	$2,158	$733	$1,425

Net cash provided by operating activities increased due to more cash generated from net income, partially offset by higher use of cash for working capital items.

	Nine months ended September 30,
	2007	2006	Change
	(In millions)
Net cash from investing activities
Capital expenditures	$(1,060)	$(710)	$(350)
Proceeds from disposal of assets, net	62	298	(236)
Joint ventures and other investments, net	(3)	–	(3)
	$(1,001)	$(412)	$(589)

Capital expenditures increased by $350 million over the corresponding prior year period, primarily due to the construction of four enhanced Enterprise-class drillships, the two Sedco 700-series upgrades and other equipment replaced and upgraded on our existing rigs. In addition, proceeds from asset sales were lower in the first nine months of 2007 during which only one drilling unit was sold as compared to the same period in 2006 during which six drilling units were sold.

Index

	Nine months ended September 30,
	2007	2006	Change
	(In millions)
Net cash from financing activities
Net proceeds from issuance of debt and borrowings under credit facilities	$–	$1,900	$(1,900)
Repayment of borrowings under Term Credit Facility	(700)	–	(700)
Release of escrow funds – Nautilus lease financing	–	30	(30)
Repurchase of ordinary shares	(400)	(2,351)	1,951
Net proceeds from issuance of ordinary shares under share-based compensation plans	56	67	(11)
Tax benefit from issuance of ordinary shares under share-based compensation plans	33	–	33
Other, net	5	(5)	10
	$(1,006)	$(359)	$(647)

Net cash used in financing activities increased primarily due to the repayment of borrowings under our Term Credit Facility in the first nine months of 2007 compared to the borrowing under our Term Credit Facility and the issuance of our Floating Rate Notes in the first nine months of 2006. Additionally, we used less cash to purchase our ordinary shares during the nine months ended September 30, 2007 compared to the same period in 2006. See “—Sources and Uses of Liquidity.”

Capital Expenditures, Acquisitions and Dispositions

From time to time, we review possible acquisitions of businesses and drilling rigs and may in the future make significant capital commitments for such purposes. We may also consider investments related to major rig upgrades or new rig construction. Any such acquisition, upgrade or new rig construction could involve the payment by us of a substantial amount of cash or the issuance of a substantial number of additional ordinary shares or other securities.

On October 18, 2007, the Deepwater Pacific 1 was awarded a firm commitment for a four-year contract which may be converted on or prior to October 31, 2008 to a five-year drilling contract. The Deepwater Pacific 1 is under construction and will be owned 50 percent by us through our joint venture with Pacific Drilling. The drilling contract is expected to commence in the third quarter of 2009 following shipyard construction, sea trials, mobilization to location and customer acceptance. The joint venture is also constructing a second deepwater newbuild rig, the Deepwater Pacific 2, which is expected to be completed in the fourth quarter of 2009. We estimate total capital expenditures for the construction of these rigs to be approximately $685 million and $665 million, excluding capitalized interest, respectively. As of October 18, 2007, we and Pacific Drilling had each paid $238 million in documented costs for the two rigs.

In July 2007, we entered into the Merger Agreement with GlobalSantaFe. During 2006 and the first nine months of 2007, we were awarded drilling contracts for four newbuild deepwater drilling rigs and are currently in discussions with various clients for potential other deepwater drilling contracts related to new deepwater drilling rigs. In addition, from time to time, we review possible dispositions of drilling units.

Capital expenditures—Capital expenditures, including capitalized interest of $46 million, totaled $1.1 billion during the nine months ended September 30, 2007, including $601 million for the construction of four enhanced Enterprise-class drillships and $152 million for the upgrade of two of our Sedco 700-series rigs.

During 2007, we expect capital expenditures to be approximately $1.5 billion, including approximately $770 million for the construction of six deepwater drillships, and approximately $365 million for the deepwater upgrades of two of our Sedco 700-series rigs. The level of our capital expenditures is partly dependent upon the actual level of operational and contracting activity. These expected capital expenditures do not include amounts that would be incurred in connection with any of our other possible newbuild opportunities, or the proposed merger with GlobalSantaFe.

Index

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

Dispositions—During the nine months ended September 30, 2007, we completed the sales of the tender rig Charley Graves and the swamp barge Searex VI for net proceeds of $44 million and recognized a gain on the sales of $31 million.

Sources and Uses of Liquidity

We expect to use existing cash balances, cash flows from operations, proceeds from the issuance of debt and proceeds from asset sales to fulfill anticipated obligations such as scheduled debt maturities, capital expenditures and working capital needs. From time to time, we may also use bank lines of credit to maintain liquidity for short-term cash needs.

When cash on hand, cash flows from operations and proceeds from asset sales exceed our expected liquidity needs, including major upgrades, new rig construction and/or asset acquisitions, we may use a portion of such cash to reduce debt prior to scheduled maturities.

Our access to debt and equity markets may be reduced or closed to us due to a variety of events, including, among others, credit rating agency downgrades of our debt, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.

After the completion of the Transactions, we expect to focus on the repayment of debt. Nevertheless, we could consider the acquisition of additional rigs, depending on price, market conditions, available cash and other factors.

Bank Credit Agreements—We have access to a bank line of credit under a $1.0 billion, five-year revolving credit agreement expiring July 2012 (the “Revolving Credit Facility”). At October 30, 2007, we had no outstanding borrowings under this facility.

The Revolving Credit Facility requires compliance with various covenants and provisions customary for agreements of this nature, including a debt to total tangible capitalization ratio, as defined by the Revolving Credit Facility, not greater than 60 percent. Other provisions of the Revolving Credit Facility include limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions and mergers and sale of substantially all assets. Should we fail to comply with these covenants, we would be in default and may lose access to this facility. We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions. A default under our public debt could trigger a default under the Revolving Credit Facility and, if not waived by the lenders, could cause us to lose access to this facility.

In September 2007, we entered into a credit agreement for a $15.0 billion one-year, senior unsecured bridge loan facility (the “Bridge Loan Facility”) with several lenders. Under the terms of the Bridge Loan Facility, we may make borrowings under the Bridge Loan Facility at either (1) a base rate, determined as the greater of (A) the prime loan rate quoted in The Wall Street Journal Money Rates Section as the prime rate or (B) the federal funds effective rate plus 0.5 percent, or (2) the reserve adjusted LIBOR plus the applicable margin, which is based upon our non-credit enhanced senior unsecured long-term debt rating. As of October 30, 2007, the applicable margin was 0.4 percent.

Index

The obligation of each lender to make loans under the Bridge Loan Facility is subject to the satisfaction of certain conditions, including the execution of satisfactory documentation, and the consummation, or substantially concurrent consummation, of the Transactions.

We may prepay the Bridge Loan Facility in whole or in part without premium or penalty. In addition, the Bridge Loan Facility requires mandatory prepayments of outstanding borrowings in an amount equal to 100 percent of the net cash proceeds resulting from any of the following (in each case subject to certain exceptions): (1) the sale or other disposition of any of our property or assets above a predetermined threshold; (2) the receipt of certain net insurance or condemnation proceeds; (3) certain issuances of our equity securities; and (4) the incurrence of indebtedness for borrowed money by us.

The Bridge Loan Facility contains certain covenants that are applicable during the period in which any borrowings are outstanding, including a maximum leverage ratio. The Bridge Loan Facility does not have a covenant restricting our ability to pay dividends, although the maximum leverage ratio could have implications for the payment of dividends. Borrowings under the facility are subject to acceleration upon the occurrence of events of default.

On completion of the Transactions, we expect to terminate the existing Revolving Credit Facility and enter into a new $2.0 billion 5-year revolving credit facility. Shortly after the completion of the Transactions, we also expect to enter into a separate $1.5 billion 364-day credit facility. The revolving credit facilities are expected to have covenants similar to the covenants in the Bridge Loan Facility. We may not be able to enter into the proposed 5-year revolving credit facility or the proposed 364-day credit facility on the terms described, or at all.

We will likely seek to refinance the Bridge Loan Facility in whole or in part prior to the expiration of its one-year term. Such refinancing may be effected through borrowings under new bank credit facilities, issuance of debt securities, including convertible debt securities, or through other financing transactions. We currently expect that such effort could begin soon after closing of the Transactions, subject to market conditions and other factors.

Shelf Registration—In April 2001, the SEC declared effective our shelf registration statement on Form S-3 for the proposed offering from time to time of up to $2.0 billion in gross proceeds of senior or subordinated debt securities, preference shares, ordinary shares and warrants to purchase debt securities, preference shares, ordinary shares or other securities. At October 30, 2007, $600 million in gross proceeds of securities remained unissued under the shelf registration statement.

Debt Repayments—On August 13, 2007, we terminated our existing $1.0 billion, two-year term credit facility that we originally entered into on August 30, 2006 with the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, Citibank, N.A. as Syndication Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Calyon New York Branch and The Royal Bank of Scotland plc (the “Term Credit Facility”) and recognized a loss on the termination of approximately $1 million in the third quarter of 2007. Under the terms of the Term Credit Facility, we were able to request borrowings up to $1.0 billion over the first six months of the term. After six months, any unused capacity was cancelled. Once repaid, the funds could not be reborrowed. At our election, borrowings could be made under the Term Credit Facility at either (1) the base rate, determined as the greater of (a) the prime loan rate and (b) the sum of the weighted average overnight federal funds rate plus 0.50 percent, or (2) LIBOR plus 0.30 percent, based on current credit ratings. We paid a fee of 0.065 percent per annum on the daily amount of the unused commitments under the Term Credit Facility through October 3, 2006. In October 2006, we borrowed the full $1.0 billion in capacity. In connection with the termination, we repaid $70 million of the outstanding borrowings on August 6, 2007 and the remaining $400 million on August 13, 2007.

The Term Credit Facility contained specified covenants, including a debt to total tangible capitalization covenant. Borrowings under the Term Credit Facility were subject to acceleration upon the occurrence of events of default.

Index

Debt Conversions—Holders of our Zero Coupon Convertible Debentures have the option to require us to convert their debentures into our ordinary shares at a rate of 8.1566 ordinary shares per $1,000 debenture any time prior to maturity. During the three and nine months ended September 30, 2007, we issued 203 and 1,426 ordinary shares upon conversion of $25,000 and $175,000 aggregate principal amount of debentures, respectively. As of October 26, 2007, we issued 146,818 ordinary shares subsequent to September 30, 2007 upon conversion of $18,000,000 aggregate principal amount of debentures.

Holders of our 1.5% Convertible Debentures have the option to require us to convert their debentures into our ordinary shares at a rate of 13.8627 ordinary shares per $1,000 debenture any time prior to maturity. During the three and nine months ended September 30, 2007, we issued 623 ordinary shares upon conversion of $45,000 aggregate principal amount of debentures. As of October 26, 2007, we issued 886,684 ordinary shares subsequent to September 30, 2007 upon conversion of $63,962,000 aggregate principal amount of debentures.

On October 19, 2007, we called our Zero Coupon Convertible Debentures due May 2020 and our 1.5% Convertible Debentures due 2021 for redemption on November 15, 2007. As of September 30, 2007, the aggregate face value of the debentures was $426 million. Because the current conversion prices of both series of debentures are below the current market price of our ordinary shares, we currently expect that the holders will convert substantially all of the debentures into ordinary shares prior to the redemption date. If all holders convert before the redemption date, we expect to issue 5,756,702 ordinary shares upon conversion based on the debentures outstanding as of September 30, 2007. Assuming none of the debentures are converted before the redemption date, we expect the aggregate cost to redeem the debentures will be approximately $421 million, including accrued and unpaid interest, and we expect to recognize a loss on retirement of the notes during the fourth quarter of 2007 of approximately $5 million. We plan to use existing cash balances and borrowings under our existing Revolving Credit Facility to fund the redemption.

Repurchase of Ordinary Shares—In May 2006, our board of directors authorized an increase in the amount of ordinary shares which we may repurchase pursuant to our share repurchase program to $4.0 billion from $2.0 billion, which was previously authorized and announced in October 2005. The ordinary shares may be repurchased from time to time in open market or private transactions. Decisions to repurchase shares are based upon our ongoing capital requirements, the price of our shares, regulatory considerations, cash flow generation, general market conditions and other factors. We plan to fund any future share repurchases under the program from current and future cash balances and we could also use debt to fund those share repurchases. The repurchase program does not have an established expiration date and may be suspended or discontinued at any time. There can be no assurance regarding the number of shares that will be repurchased under the program. Under the program, repurchased shares are retired and returned to unissued status.

During the nine months ended September 30, 2007, we repurchased and retired $400 million of our ordinary shares, which amounted to approximately 5.2 million ordinary shares at an average purchase price of $77.39 per share. Total consideration paid to repurchase the shares was recorded in shareholders’ equity as a reduction in ordinary shares and additional paid-in capital. Such consideration was funded with existing cash balances and borrowings under our Revolving Credit Facility. At October 30, 2007, after prior repurchases, we had authority to repurchase an additional $600 million of our ordinary shares under the program; however, any such repurchases would require the prior written consent of GlobalSantaFe Corporation pursuant to the Merger Agreement. We do not currently expect to make any additional share repurchases under the program in the near future if we complete the Transactions.

Contractual Obligations—Other than with respect to the contractual obligations set forth below, there have been no material changes from the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2006.

Index

Our contractual obligations included in the table below are at face value (in millions).

		For the years ending December 31,
	Total	2007	2008-2009	2010-2011	Thereafter

Purchase obligations	$2,255	$839	$1,294	$122	$–

As of September 30, 2007, the total unrecognized tax benefit related to uncertain tax positions, net of prepayments was $316 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Commercial Commitments—As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.

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

Operating Results

Quarter ended September 30, 2007 compared to quarter ended September 30, 2006

Following is an analysis of our operating results. See “—Overview” for a definition of revenue earning days, utilization and average daily revenue.

	Three months ended
	September 30,
	2007	2006	Change	% Change
	(In millions, except day amounts and percentages)

Revenue earning days	6,620	6,750	(130)	(2)%
Utilization	89%	87%	n/a	2%
Average daily revenue	$219,700	$146,900	$72,800	50%

Contract drilling revenues	$1,455	$991	$464	47%
Other revenues	83	34	49	n/m
	1,538	1,025	513	50%
Operating and maintenance expense	(663)	(561)	(102)	(18)%
Depreciation	(103)	(99)	(4)	(4)%
General and administrative expense	(27)	(22)	(5)	(23)%
Gain from disposal of assets, net	8	47	(39)	(83)%
Operating income	753	390	363	93%
Other income (expense), net
Interest income	7	4	3	75%
Interest expense, net of amounts capitalized	(23)	(28)	5	18%
Other, net	287	7	280	n/m
Income tax expense	(52)	(64)	12	19%
Minority interest	1	−	1	100%
Net income	$973	$309	$664	n/m
_________________
“n/a” means not applicable
“n/m” means not meaningful

Index

Contract drilling revenues increased primarily due to higher average daily revenue across the fleet. Revenues from nine rigs that were out of service for all or part of the period in 2006 contributed $135 million and the reactivation of three Other Floaters during or subsequent to the third quarter of 2006 contributed to higher utilization in those asset classes and increased revenue by $59 million. Partially offsetting these increases were lower revenues of $43 million due to six rigs that were out of service for a portion of 2007 for shipyard, mobilization or maintenance projects.

Other revenues for the three months ended September 30, 2007 increased $49 million primarily due to a $47 million increase in integrated services revenue offshore India.

Operating and maintenance expenses increased by $102 million primarily from expenses related to higher labor costs, vendor price increases, reactivated rigs and increased integrated service activity. These increases were partially offset by $31 million of reactivation costs in the third quarter of 2006, with no comparable amounts in the third quarter of 2007.

During the three months ended September 30, 2007, we recognized a net gain of $8 million related to the sale of one rig and the disposal of other assets. During the three months ended September 30, 2006, we recognized a net gain of $47 million related to the sale of two rigs and the disposal of other assets.

The increase in interest expense included $11 million that was primarily attributable to higher debt levels arising from the issuance of the Floating Rate Notes and additional borrowings under credit facilities subsequent to the third quarter of 2006. Partially offsetting the effect of the higher debt levels was a reduction of $14 million related to increased interest capitalized in the third quarter of 2007 compared to the same period in 2006.

The increase in other, net was primarily due to $276 million of income recognized in connection with the TODCO Tax Sharing Agreement and $11 million related to settlements of patent litigation and royalties earned on our dual-activity patents during the three months ended September 30, 2007.

We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. The estimated annual effective tax rates at September 30, 2007 and 2006 were 14.6 percent and 17.5 percent, respectively, based on estimated 2007 and 2006 annual income before income taxes after adjusting for certain items such as a portion of net gains on sales of assets. The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits. For the three months ended September 30, 2007, the impact of the various discrete period tax items was a net benefit of $52 million, consisting of changes in prior year estimates of $72 million primarily related to the expected utilization of U.S. foreign tax credits, partially offset by a foreign exchange loss of $20 million related to unrecognized foreign tax benefits, resulting in a tax rate of 5.1 percent on earnings before income taxes. For the three months ended September 30, 2006, the impact of the various discrete period tax items was a net expense of $7 million related to a net gain on rig sales and changes in prior year estimates, resulting in a tax rate of 17.1 percent on earnings before income taxes and minority interest.

Index

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Following is an analysis of our operating results. See “—Overview” for a definition of revenue earning days, utilization and average daily revenue.

	Nine months ended
	September 30,
	2007	2006	Change	% Change
	(In millions, except day amounts and percentages)

Revenue earning days	19,769	19,681	88	n/m
Utilization	89%	83%	n/a	6%
Average daily revenue	$206,800	$132,000	$74,800	57%

Contract drilling revenues	$4,088	$2,598	$1,490	57%
Other revenues	212	98	114	n/m
	4,300	2,696	1,604	59%
Operating and maintenance expense	(1,858)	(1,585)	(273)	(17)%
Depreciation	(304)	(303)	(1)	–
General and administrative expense	(82)	(67)	(15)	(22)%
Gain from disposal of assets, net	30	222	(192)	(86)%
Operating income	2,086	963	1,123	n/m
Other income (expense), net
Interest income	17	14	3	21%
Interest expense, net of amounts capitalized	(93)	(72)	(21)	(29)%
Other, net	295	9	286	n/m
Income tax expense	(230)	(150)	(80)	53%
Net income	$2,075	$764	$1,311	n/m
_________________
“n/a” means not applicable
“n/m” means not meaningful

Contract drilling revenues increased primarily due to higher average daily revenue across the fleet. Revenues from ten rigs that were out of service for a portion of 2006 contributed $473 million and reactivation of one Other Deepwater Floater and three Other Floaters during 2006 contributed to higher utilization in those asset classes and increased revenue by $219 million. Partially offsetting these increases were lower revenues of $80 million on seven rigs that were out of service for a portion of 2007 for shipyard, mobilization or maintenance projects and lower revenues of $26 million from two rigs sold in 2006 and 2007.

Other revenues for the nine months ended September 30, 2007 increased $114 million primarily due to a $99 million increase in integrated services revenue and a $15 million increase in client reimbursable revenue.

Operating and maintenance expenses increased by $273 million. This increase was primarily driven by expenses related to reactivated rigs, higher labor costs and vendor price increases. Also contributing to the increase were higher integrated services costs of $95 million and higher reimbursable expenses, in line with the higher level of reimbursable revenue. These increases were partially offset by the costs incurred in 2006 of $88 million and $12 million, respectively, for the reactivation of three of our rigs and the repair of two of our rigs that incurred hurricane damage.

The increase of $15 million in general and administrative expense was primarily attributable to increased personnel-related expenses.

Index

During the nine months ended September 30, 2007, we recognized a net gain of $30 million related to the sale of two rigs and disposal of other assets. During the nine months ended September 30, 2006, we recognized a net gain of $222 million related to the sale of six rigs and disposal of other assets.

The increase in interest expense included $61 million that was primarily attributable to higher debt levels arising from the issuance of the Floating Rate Notes and additional borrowings under credit facilities subsequent to the nine months ended September 30, 2006. Partially offsetting the effect of the higher debt levels was a reduction of $39 million related to increased interest capitalized during the nine months ended September 30, 2007 compared to the same period in 2006.

The increase in other, net was primarily due to $276 million of income recognized in connection with the TODCO Tax Sharing Agreement and $26 million related to settlements of patent litigation and royalties earned on our dual-activity patents during the nine months ended September 30, 2007.

We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. The estimated annual effective tax rates at September 30, 2007 and 2006 were 14.6 percent and 17.5 percent, respectively, based on estimated 2007 and 2006 annual income before income taxes after adjusting for certain items such as a portion of net gains on sales of assets. The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits. For the nine months ended September 30, 2007, the impact of the various discrete period tax items was a net benefit of $62 million, related to the net gains on rig sales and changes in prior year estimates of $82 million primarily related to the expected utilization of U.S. foreign tax credits and partially offset by a foreign exchange loss of $20 million related to unrecognized foreign tax benefits, resulting in a tax rate of 10.0 percent on earnings before income taxes. For the nine months ended September 30, 2006, the impact of the various discrete period tax items was a net expense of $28 million, related to the net gains on rig sales and changes in prior year estimates, resulting in a tax rate of 16.4 percent on earnings before income taxes.

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

For a discussion of the critical accounting estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to these estimates during the nine months ended September 30, 2007. These estimates require significant judgment in the preparation of our consolidated financial statements. Management has discussed each of these critical accounting estimates with the audit committee of the board of directors.

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

Index

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term and short-term debt. The table below presents scheduled debt maturities in U.S. dollars and related weighted-average interest rates for each of the 12-months ending September 30 relating to debt obligations as of September 30, 2007. Weighted-average variable rates are based on London Interbank Offered Rate (“LIBOR”) rates at September 30, 2007, plus applicable margins.

At September 30, 2007 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a) (b)							Fair Value
	2008	2009	2010	2011	2012	Thereafter	Total	9/30/07
Total debt
Fixed rate	$19	$–	$–	$565	$–	$1,004	$1,588	$1,931
Average interest rate	2.8%	–%	–%	3.0%	–%	7.5%	5.8%
Variable rate	$1,000	$–	$–	$–	$–	$–	$1,000	$1,000
Average interest rate	5.9%	–%	–%	–%	–%	–%	5.9%
__________________________
(a)
Maturity dates of the face value of our debt assume the put options on the Zero Coupon Convertible Debentures and the 1.5% Convertible Debentures will be exercised in May 2008 and May 2011, respectively.

(b)	Expected maturity amounts are based on the face value of debt.

At September 30, 2007, we had approximately $1.0 billion of variable rate debt at face value (38.6 percent of total debt at face value). This variable rate debt represented the Floating Rate Notes issued during 2006. At December 31, 2006, we had approximately $1.7 billion of variable rate debt outstanding. Based upon the September 30, 2007 and December 31, 2006 variable rate debt outstanding amounts, a one percentage point change in interest rates would result in a corresponding change in interest expense of approximately $10 million and $17 million per year, respectively. In addition, a large part of our cash investments would earn commensurately higher rates of return if interest rates increase. Using September 30, 2007 and December 31, 2006 cash investment levels, a one percentage point change in interest rates would result in a corresponding change in interest income of approximately $3 million per year in each case.

Foreign Exchange Risk

Our international operations expose us to foreign exchange risk. These matters have been previously discussed and reported in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to these previously reported matters during the nine months ended September 30, 2007.

ITEM 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Index

There were no changes to our internal controls during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

One of our subsidiaries is involved in an action with respect to a customs matter relating to the Sedco 710 semisubmersible drilling rig. Prior to our merger with Sedco Forex, this drilling rig, which was working for Petrobras in Brazil at the time, had been admitted into the country on a temporary basis under authority granted to a Schlumberger entity. Prior to the Sedco Forex merger, the drilling contract with Petrobras was transferred from the Schlumberger entity to an entity that would become one of our subsidiaries, but Schlumberger did not transfer the temporary import permit to any of our subsidiaries. In early 2000, the drilling contract was extended for another year. On January 10, 2000, the temporary import permit granted to the Schlumberger entity expired, and renewal filings were not made until later that January. In April 2000, the Brazilian customs authorities cancelled the temporary import permit. The Schlumberger entity filed an action in the Brazilian federal court of Campos for the purpose of extending the temporary admission. Other proceedings were also initiated in order to secure the transfer of the temporary admission to our subsidiary. Ultimately, the court permitted the transfer of the temporary admission from Schlumberger to our subsidiary but did not rule on whether the temporary admission could be extended without the payment of a financial penalty. During the first quarter of 2004, the Brazilian customs authorities issued an assessment totaling approximately $125 million at that time against our subsidiary.

The first level Brazilian court ruled in April 2007 that the temporary admission granted to our subsidiary had expired which allowed the Brazilian customs authorities to execute on their assessment. Following this ruling, the Brazilian customs authorities issued a revised assessment against our subsidiary. As of October 30, 2007, the U.S. dollar equivalent of this assessment was approximately $210 million in aggregate. We are not certain as to the basis for the increase in the amount of the assessment, and in September 2007, we received a temporary ruling in our favor from a Brazilian federal court that the valuation method used by the Brazilian customs authorities was incorrect. We intend to continue to aggressively contest this matter and we have appealed the first level Brazilian court’s ruling to a higher level court in Brazil. There may be further judicial or administrative proceedings that result from this matter. While the court has granted us the right to continue our appeal without the posting of a bond, it is possible that we may be required to post a bond for up to the full amount of the assessment in connection with these proceedings. We have also put Schlumberger on notice that we consider any assessment to be solely the responsibility of Schlumberger, not our subsidiary. Nevertheless, we expect that the Brazilian customs authorities will continue to seek to recover the assessment solely from our subsidiary, not Schlumberger. Schlumberger has denied any responsibility for this matter, but remains a party to the proceedings. We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In the third quarter of 2006, we received tax assessments of approximately $122 million from the state tax authorities of Rio de Janeiro in Brazil against one of our Brazilian subsidiaries for customs taxes on equipment imported into the state in connection with our operations. The assessments resulted from a preliminary finding by these authorities that our subsidiary’s record keeping practices were deficient. We continue to review documents related to the assessments, and while our review is not complete, we currently believe that the substantial majority of these assessments are without merit. We filed an initial response with the Rio de Janeiro tax authorities on September 9, 2006 refuting these additional tax assessments. In September 2007, we received confirmation from the state tax authorities that they believe the additional tax assessments are valid, and then we filed an appeal on September 27, 2007 to the state taxpayers council contesting these assessments. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Item 1A. Risk Factors

Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors as previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, as updated by “Item 1A. Risk Factors” of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2007 and June 30, 2007.See “Risk Factors” in the joint proxy statement we and GlobalSantaFe filed with the Securities and Exchange Commission on October 3, 2007 for more information regarding risk factors relating to the Transactions and the combined business after giving effect to the Transactions.

Risks Relating to the Transactions

Failure to complete, or delays in completing, the Transactions could negatively impact the market price of our ordinary shares and financial results.

Completion of the proposed Transactions is subject to various conditions, including, among others, approval by our shareholders and GlobalSantaFe’s shareholders and obtaining regulatory clearances and financing sufficient to enable us to deliver the cash consideration to our shareholders and GlobalSantaFe’s shareholders payable by virtue of the Transactions. If these or other conditions are not satisfied or if there is a delay in the satisfaction of such conditions, then we and GlobalSantaFe may not be able to complete the Transactions timely or at all, and such failure or delay may have other adverse consequences. If the Transactions are not completed or are delayed, we and GlobalSantaFe will be subject to a number of risks, including:

•	we will not realize the expected benefits of the combined company;

•	the market price of our ordinary shares may decline to the extent that the current market price of our shares reflects a market assumption that the Transactions will be completed;

•	some costs relating to the Transactions, such as certain financial advisor, legal and financing fees, must be paid even if the Transactions are not completed; and

•
in specified circumstances, if the Transactions are not completed, we must pay GlobalSantaFe either a termination fee of $300 million or up to $30 million in expense reimbursement instead of the termination fee.

While the Transactions are pending, we may experience diminished productivity due to the impact of the Transactions on our current and prospective employees, key management, customers, suppliers and business partners.

Our management may be required to devote substantial time to activities related to the Transactions, which could otherwise be devoted to pursuing other beneficial business opportunities. Furthermore, our current and prospective employees may be uncertain about their future roles and relationships with us following the completion of the Transactions. This focus of management on the Transactions and employee uncertainty may also affect our productivity and this may adversely affect our ability to attract and retain key management and employees.

Our customers and business partners may not be as willing to continue to do business with us on the same or similar terms or may delay or defer decisions relating to their business relationships with us pending the completion of the Transactions, which could materially and adversely affect our business and results of operations.

Until the Transactions are completed or the Merger Agreement is terminated, under certain circumstances, we may not be able to enter into a merger or business combination with another party on favorable terms because of restrictions in the Merger Agreement.

Unless and until the Merger Agreement is terminated, subject to specified exceptions, we are restricted from soliciting, initiating or knowingly encouraging any inquiry, proposal or offer for an alternative transaction with any person. We may terminate the Merger Agreement and enter into an agreement with respect to a superior proposal only if specified conditions have been satisfied, including our compliance in all material respects with these non-solicitation provisions, allowing GlobalSantaFe seven days (or five days with respect to any material revision) to propose an adjustment to the terms and conditions of the Merger Agreement and paying a $300 million termination fee. These restrictions could affect the structure, pricing and other terms proposed by other parties seeking to enter into an alternate transaction with us and, as a result of these restrictions, we may not be ableto enter into an agreement with respect to an alternative transaction on more favorable terms without incurring potentially significant liability to GlobalSantaFe.

As a result of the Transactions, our overall debt level will increase, and we may lose the ability to obtain future financing and lose our competitive advantage.

As a result of the Transactions, our overall debt level will increase from approximately $2.6 billion at September 30, 2007, to approximately $18.8 billion at such date on a pro forma basis after giving effect to the Transactions. After the completion of the Transactions, our level of debt and other obligations could have significant adverse consequences on our business and future prospects, including the following:

•	we may not be able to obtain financing in the future for working capital, capital expenditures, acquisitions, debt service requirements or other purposes;
•	less levered competitors could have a competitive advantage because they have lower debt service requirements; and
•	we may be less able to take advantage of significant business opportunities and to react to changes in market or industry conditions than our competitors.

We may not be successful in refinancing the Bridge Loan Facility, and the terms of any refinancing may not be favorable to us.

The Bridge Loan Facility has a maturity of one year. Although we expect to refinance this debt on more favorable terms after the Transactions, such refinancing is subject to conditions in the credit markets, which are currently volatile, and there can be no assurance that we will be successful in refinancing the debt or that the terms of the refinancing will be favorable to us, which could adversely affect our results of operations or financial condition.

Our overall debt level following the Transactions and/or our inability to refinance the Bridge Loan Facility on favorable terms could lead the credit rating agencies to lower our corporate credit ratings following the Transactions below currently expected levels and possibly below investment grade.

Market conditions could prohibit us from refinancing the Bridge Loan Facility at favorable rates and terms, which could limit our ability to efficiently repay debt and could cause us to maintain a high level of leverage or issue debt with unfavorable terms and conditions. This leverage level could lead the credit rating agencies to downgrade our credit ratings following the Transactions below currently expected levels and possibly to non-investment grade levels. Such ratings levels could negatively impact current and prospective customers’ willingness to transact business with us. Suppliers may lower or eliminate the level of credit provided through payment terms when dealing with us thereby increasing the need for higher levels of cash on hand, which would decrease our ability to repay the debt balances as we currently anticipate.

Index

Risks Relating to Our Business

Shipyard projects and other operations are subject to delays and cost overruns.

We have committed to four deepwater newbuild rig projects and two Sedco 700-series rig upgrades. In addition, we own a 50 percent interest in a joint venture that is constructing two deepwater newbuild rigs. We also are discussing other potential newbuild opportunities with several of our oil and gas company clients. We also have a variety of other more limited shipyard projects at any given time. These shipyard projects are subject to the risks of delay or cost overruns inherent in any such construction project resulting from numerous factors, including the following:

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

These factors may contribute to cost variations and delays in the delivery of our upgraded and newbuild units and other rigs undergoing shipyard projects. Delays in the delivery of these units would result in delay in contract commencement, resulting in a loss of revenue to us, and may also cause customers to terminate or shorten the term of the drilling contract for the rig pursuant to applicable late delivery clauses. In the event of termination of one of these contracts, we may not be able to secure a replacement contract on as favorable terms.

Our operations also rely on a significant supply of capital and consumable spare parts and equipment to maintain and repair our fleet. We also rely on the supply of ancillary services, including supply boats and helicopters. Recently, we have experienced increased delivery times from vendors due to increased drilling activity worldwide and the increase in construction and upgrade projects, and have also experienced a tightening in the availability of ancillary services. We are in the process of replacing our primary global logistics provider, which may result in delays and disruptions, and potentially increased costs, in some operations. Shortages in materials, delays in the delivery of necessary spare parts, equipment or other materials, or the unavailability of ancillary services could negatively impact our future operations and result in increases in rig downtime, and delays in the repair and maintenance of our fleet.

Failure to secure a drilling contract prior to deployment of the second newbuild drillship under construction in which we own an interest through our joint venture with Pacific Drilling could adversely affect our results of operations.

The drillship Deepwater Pacific 2 that is being constructed by our joint venture with Pacific Drilling is scheduled for delivery in the fourth quarter of 2009. We have not yet secured a drilling contract for this drillship. Historically, the industry has experienced prolonged periods of overcapacity, during which many rigs were idle for long periods of time. Our failure to secure a drilling contract for the rig prior to its deployment could adversely affect our results of operations.

Index

Failure to comply with the U.S. Foreign Corrupt Practices Act could result in fines, criminal penalties, drilling contract terminations and an adverse effect on our business.

On July 25, 2007, our legal representatives met with the U.S. Department of Justice (the “DOJ”) in response to a notice we received requesting such a meeting regarding our engagement of Panalpina Inc. for freight forwarding and other services in the United States and abroad. The DOJ has informed us that it is conducting an investigation of alleged U.S. Foreign Corrupt Practices Act (“FCPA”) violations by oil service companies who used Panalpina Inc. and other brokers in Nigeria and other parts of the world. We began developing an investigative plan which would allow us to promptly review and produce relevant and responsive information requested by the DOJ.

Subsequently, we expanded the investigation to include one of our agents for Nigeria. The investigation is being conducted by outside counsel who reports directly to the audit committee of our board of directors. The investigation has focused on whether the customs brokers and agent have fully complied with the terms of their respective agreements, the FCPA and local laws. We prepared and presented an investigative plan to the DOJ and have informed the SEC of the ongoing investigation. We have begun implementing the investigative plan, but we cannot predict the ultimate outcome of the investigation, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, we could be subject to fines, sanctions or other penalties.

Our investigation includes a review of amounts paid to and by customs brokers in connection with the obtaining of permits for the temporary importation of vessels and the clearance of goods and materials. These permits and clearances are necessary in order for us to operate our vessels in certain jurisdictions. There is a risk that we may not be able to obtain import permits or renew temporary importation permits in West African countries, including Nigeria, in a manner that complies with the FCPA. As a result, we may not have the means to renew temporary importation permits for rigs located in the relevant jurisdictions as they expire or to send goods and equipment into those jurisdictions, in which event we may be forced to terminate the pending drilling contracts and relocate the rigs or leave the rigs in these countries and risk permanent importation issues, either of which could have an adverse effect on our financial results. In addition, termination of drilling contracts could result in damage claims by customers.

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
July 2007	30,359	$109.23	–	$600
August 2007	119	$103.82	–	$600
September 2007	–	–	–	$600
Total	30,478	$109.21	–	$600
_________________

(1)
Total number of shares purchased in the third quarter of 2007 consists of shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan to pay withholding taxes due upon vesting of a restricted share award.

(2)
In May 2006, our board of directors authorized an increase in the amount of ordinary shares which may be repurchased pursuant to our share repurchase program to $4.0 billion from $2.0 billion, which was previously authorized and announced in October 2005. The shares may be repurchased from time to time in open market or private transactions. The repurchase program does not have an established expiration date and may be suspended or discontinued at any time. Under the program, repurchased shares are retired and returned to unissued status. From inception through September 30, 2007, we have repurchased a total of 46.9 million of our ordinary shares at an aggregate cost of $3.4 billion.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2007, we issued 203 ordinary shares upon conversion of $25,000 aggregate principal amount of our Zero Coupon Convertible Debentures and 623 ordinary shares upon conversion of $45,000 aggregate principal amount of our 1.5% Convertible Debentures. Subsequent to September 30, 2007, we issued 146,818 ordinary shares upon conversion of $18,000,000 aggregate principal amount of our Zero Convertible Debentures, and we issued 886,684 ordinary shares upon conversion of $63,962,000 aggregate principal amount of our 1.5% Convertible Debentures through October 26, 2007. All of these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) as transactions not involving any public offering and by virtue of Section 3(a)(9).

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

*4.1
Credit Agreement dated as of September 28, 2007 among Transocean Inc., the lenders party thereto and Goldman Sachs Credit Partners, L.P. as Administrative Agent, Lehman Commercial Paper Inc. as Syndication Agent, Citibank, N.A., Calyon Corporate and Investment Bank and JPMorgan Chase Bank, N.A., as Co-Documentation Agents, and Goldman Sachs Credit Partners, L.P. and Lehman Brothers Inc. as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 1, 2007)

*10.1
Put Option and Registration Rights Agreement, dated as of October 18, 2007, among Pacific Drilling Limited, Transocean Pacific Drilling Inc., Transocean Inc. and Transocean Offshore International Ventures Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2007)

†31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________________________
* Incorporated by reference as indicated.
† Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 31, 2007.

TRANSOCEAN INC.

By:	/s/ Gregory L. Cauthen
Gregory L. Cauthen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David A. Tonnel
David A. Tonnel
Vice President and Controller
(Principal Accounting Officer)