Form 10-Q
period 2008-03-31
TRANSOCEAN INC
filed 2008-05-07
CIK 1083269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 333-75899
______________________

TRANSOCEAN INC.
(Exact name of registrant as specified in its charter)
______________________

Cayman Islands	66-0582307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Greenway Plaza, Houston, Texas	77046
(Address of principal executive offices)	(Zip Code)
70 Harbour Drive, Grand Cayman, Cayman Islands	KY1-1003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 232-7500
______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of April 30, 2008, 318,871,957 ordinary shares, par value $0.01 per share, were outstanding.

TRANSOCEAN INC.

INDEX TO FORM 10-Q

QUARTER ENDED MARCH 31, 2008

Index

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2008	2007
Operating revenues
Contract drilling revenues	$2,640	$1,273
Contract intangible revenues	224	—
Other revenues	246	55
	3,110	1,328
Costs and expenses
Operating and maintenance	1,157	568
Depreciation, depletion and amortization	367	100
General and administrative	49	26
	1,573	694
Gain from disposal of assets, net	3	23
Operating income	1,540	657

Other income (expense), net
Interest income	13	5
Interest expense, net of amounts capitalized	(137)	(37)
Other, net	(8)	13
	(132)	(19)

Income before income taxes and minority interest	1,408	638
Income tax expense	218	85
Minority interest	1	—

Net income	$1,189	$553

Earnings per share
Basic	$3.75	$2.72
Diluted	$3.71	$2.62

Weighted average shares outstanding
Basic	317	203
Diluted	321	212

See accompanying notes.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,567	$1,241
Accounts receivable, net of allowance for doubtful accounts of $61 and $50 at March 31, 2008 and December 31, 2007, respectively	2,357	2,370
Materials and supplies, net of allowance for obsolescence of $20 and $22 at March 31, 2008 and December 31, 2007, respectively	367	333
Deferred income taxes, net	96	119
Assets held for sale	666	—
Other current assets	177	233
Total current assets	5,230	4,296

Property and equipment	24,237	24,545
Less accumulated depreciation	3,949	3,615
Property and equipment, net	20,288	20,930
Goodwill	8,424	8,219
Other assets	920	919
Total assets	$34,862	$34,364

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$722	$805
Accrued income taxes	238	99
Debt due within one year	3,356	6,172
Other current liabilities	772	826
Total current liabilities	5,088	7,902

Long-term debt	13,239	11,085
Deferred income taxes, net	814	681
Other long-term liabilities	1,928	2,125
Total long-term liabilities	15,981	13,891

Commitments and contingencies

Minority interest	6	5

Preference shares, $0.10 par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary Shares, $0.01 par value; 800,000,000 shares authorized, 318,217,122 and 317,222,909 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	3	3
Additional paid-in capital	10,853	10,799
Accumulated other comprehensive loss	(64)	(42)
Retained earnings	2,995	1,806
Total shareholders’ equity	13,787	12,566
Total liabilities and shareholders’ equity	$34,862	$34,364

See accompanying notes.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$1,189	$553
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of drilling contract intangibles	(224)	—
Depreciation, depletion and amortization	367	100
Share-based compensation expense	22	10
Gain from disposal of assets, net	(3)	(23)
Deferred revenue, net	18	34
Deferred expenses, net	16	(7)
Deferred income taxes	(25)	(2)
Other, net	(12)	(1)
Changes in operating assets and liabilities	134	(10)
Net cash provided by operating activities	1,482	654

Cash flows from investing activities
Capital expenditures	(769)	(465)
Proceeds from disposal of assets, net	254	39
Joint ventures and other investments, net	(3)	(3)
Net cash used in investing activities	(518)	(429)

Cash flows from financing activities
Borrowings under commercial paper program, net	1,316	—
Borrowings under Five-Year Revolving Credit Facility	180	—
Repayments under 364-Day Revolving Credit Facility	(1,500)	—
Proceeds from debt	1,976	190
Repayments of debt	(2,633)	—
Financing costs	(3)	—
Payments made upon exercise of warrants, net	(4)	—
Proceeds from issuance of ordinary shares under share-based compensation plans, net	27	15
Repurchase of ordinary shares	—	(400)
Other, net	3	5
Net cash used in financing activities	(638)	(190)

Net increase in cash and cash equivalents	326	35
Cash and cash equivalents at beginning of period	1,241	467
Cash and cash equivalents at end of period	$1,567	$502

See accompanying notes.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1―Nature of Business and Principles of Consolidation

Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  Our mobile offshore drilling fleet is considered one of the most modern and versatile fleets in the world.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services.  We contract our drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells.  We also provide oil and gas drilling management services on either a dayrate basis or a completed-project, fixed-price (or “turnkey”) basis, as well as drilling engineering and drilling project management services, and we participate in oil and gas exploration and production activities.  At March 31, 2008, we owned, had partial ownership interests in or operated 138 mobile offshore drilling units.  As of this date, our fleet consisted of 39 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 29 Midwater Floaters, 10 High-Specification Jackups, 56 Standard Jackups and four Other Rigs.  In addition, as of March 31, 2008, we had eight Ultra-Deepwater Floaters under construction or contracted for construction (see Note 4—Drilling Fleet Expansion, Upgrades and Acquisitions and Note 14—Subsequent Events).

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

Note 2―Summary of Significant Accounting Policies

Basis of Presentation—Our accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements. The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any future period.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We accounted for the Reclassification as a reverse stock split and a dividend, which required restatement of our historical weighted average shares outstanding, historical earnings per share and other share-based calculations for prior periods.  All references in our financial statements to number of shares and per share amounts have been retroactively restated to reflect the decreased number of our ordinary shares issued and outstanding as a result of this accounting treatment.

The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Total Comprehensive Income—Total comprehensive income for the three months ended March 31, 2008 and March 31, 2007 was $1.2 billion and $553 million, respectively. Other comprehensive income did not contain any material items for any of the periods presented.

Capitalized Interest—We capitalize interest costs for qualifying construction and upgrade projects.  We capitalized interest costs on construction work in progress of $30 million and $13 million for the three months ended March 31, 2008 and March 31, 2007, respectively.

Segments—Prior to the Merger, we operated in one business segment.  As a result of the Merger, we have established two reportable segments: (1) Contract Drilling and (2) Other.  We have combined drilling management services and oil and gas properties into the Other segment.  The drilling management services and oil and gas properties separately do not meet the quantitative thresholds for determining reportable segments and are combined for reporting purposes in the Other segment.

Drilling management services are provided through Applied Drilling Technology Inc., our wholly owned subsidiary, and through ADT International, a division of one of our U.K. subsidiaries (together, “ADTI”).  Drilling management services are provided primarily on a turnkey basis at a fixed bid amount.  Oil and gas properties consist of exploration, development and production activities carried out through Challenger Minerals Inc. and Challenger Minerals (North Sea) Limited (together, “CMI”), our oil and gas subsidiaries.

Share-Based Compensation—On January 1, 2006, we adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) using the modified prospective method.  Share-based compensation expense was $22 million ($18 million, or $0.06 per diluted share, net of tax) and $10 million ($9 million, or $0.04 per diluted share, net of tax) for the three months ended March 31, 2008 and March 31, 2007, respectively.

Income Taxes—On January 1, 2007, we adopted the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  It prescribes a minimum recognition threshold and measurement attribute for recognizing and measuring the benefit of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  See Note 7―Income Taxes.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

New Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but rather provides guidance for the application of fair value measurements required in other accounting pronouncements and seeks to eliminate inconsistencies in the application of such guidance among those other standards.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We have adopted those provisions of SFAS 157 that were unaffected by the delay in the first quarter of 2008.  Such adoption did not have a material effect on our consolidated statement of financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests, also known as minority interests, in a subsidiary and for the deconsolidation of a subsidiary.  It requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements and requires that consolidated net income attributable to the parent and to the noncontrolling interests be shown separately on the face of the income statement. SFAS 160 also requires, among other things, that noncontrolling interests in formerly consolidated subsidiaries be measured at fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008.  We will be required to adopt SFAS 160 in the first quarter of 2009.  Management is currently evaluating the requirements of SFAS 160 and has not yet determined what impact the adoption will have on our consolidated statement of financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R replaces SFAS No. 141, Business Combinations and, among other things, (1) provides more specific guidance with respect to identifying the acquirer in a business combination, (2) broadens the scope of business combinations to include all transactions in which one entity gains control over one or more other businesses and (3) requires costs incurred to effect the acquisition (acquisition-related costs) and anticipated restructuring costs of the acquired company to be recognized separately from the acquisition.  SFAS 141R applies prospectively to business combinations for which the acquisition date occurs in fiscal years beginning after December 15, 2008.  We will be required to adopt the principles of SFAS 141R with respect to business combinations occurring on or after January 1, 2009.  Due to the prospective application requirement, we are unable to determine what effect, if any, the adoption of SFAS 141R will have on our consolidated statement of financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008.  We will be required to adopt SFAS 161 in the first quarter of 2009.  We currently do not have any derivative financial instruments subject to accounting or disclosure under SFAS 133; therefore, we do not expect the adoption of SFAS 161 to have any effect on our consolidated statement of financial position, results of operations or cash flows.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, requiring prospective application to intangible assets acquired after the effective date.  We will be required to adopt the principles of FSP 142-3 with respect to intangible assets acquired on or after January 1, 2009.  Due to the prospective application requirement, we are unable to determine what effect, if any, the adoption of FSP 142-3 will have on our consolidated statement of financial position, results of operations or cash flows.

Reclassifications—Certain reclassifications have been made to prior period amounts to conform with the current period’s presentation.  These reclassifications did not have a material effect on our consolidated statement of financial position, results of operations or cash flows.

Note 3—Merger with GlobalSantaFe Corporation

Completed in November 2007, we believe the Merger adds to and expands upon relationships with significant customers, expands our existing floater and jackup fleet and expands our presence in the major offshore drilling areas.  In connection with the Merger, we established a severance plan.  See Note 12―Retirement Plans and Other Postemployment Benefits.

We issued approximately 107,752,000 of our ordinary shares and paid $5 billion in cash in connection with the Merger. We accounted for the Merger using the purchase method of accounting with the Company treated as the accounting acquirer. As a result, the assets and liabilities of Transocean remain at historical amounts.  The assets and liabilities of GlobalSantaFe were recorded at their estimated fair values as of November 27, 2007, the date the Transactions were completed, with the excess of the purchase price over the sum of these fair values recorded as goodwill.

The purchase price included, at estimated fair value, current assets of $2.1 billion, drilling and other property and equipment of $12.3 billion, intangible assets of $432 million, other assets of $110 million and the assumption of current liabilities of $606 million, long-term debt of $575 million and other long-term liabilities of $2.4 billion.  The excess of the purchase price over the estimated fair value of net assets acquired was $6.2 billion, which has been accounted for as goodwill.

During the three months ended March 31, 2008, we made adjustments to the estimated fair value of certain assets and liabilities with a corresponding net adjustment to goodwill amounting to $204 million, which are reflected in the amounts noted above.  Certain purchase price allocations have not been finalized and the purchase price allocation is preliminary.  Due to the number of assets acquired and the closing of the Merger close to our year-end, we are continuing our review of the valuation of property and equipment, intangible assets, liabilities, evaluation of tax positions and contingencies.

In connection with the Merger, we acquired drilling contracts for future contract drilling services of GlobalSantaFe, some of which extend through 2016.  These contracts include fixed dayrates that may be above or below dayrates available in the market as of the date of the Merger for similar contracts.  After determining the fair values of these drilling contracts as of the date of the Merger, we recorded the respective market adjustments on our consolidated balance sheet as intangible assets and liabilities that we will amortize into contract intangible revenues using the straight-line method over the respective contract periods.  In the three months ended March 31, 2008, we recognized $224 million in contract intangible revenues.  The carrying values were $146 million and $179 million, recorded in other assets, and $1.1 billion and $1.4 billion, recorded in other long-term liabilities, on our consolidated balance sheets at March 31, 2008 and December 31, 2007, respectively.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Additionally, we identified intangible assets associated with the trade name, customer relationships and contract backlog of our drilling management services business.  We consider the ADTI trade name to be an indefinite life intangible asset, which will not be amortized and will be subject to an annual impairment test.  The customer relationships and contract backlog have definite lifespans and will each be amortized over their estimated useful lives of 15 years and three months, respectively. At December 31, 2007, the carrying values of these intangibles were $76 million, $145 million and $11 million for the trade name, customer relationships and contract backlog, respectively. At March 31, 2008, the carrying values of these intangibles were $76 million and $145 million for the trade name and customer relationships, the contract backlog having been fully amortized during the three months then ended.

Note 4—Drilling Fleet Expansion, Upgrades and Acquisitions

Construction work in progress, recorded in property and equipment, was $3.6 billion and $3.1 billion at March 31, 2008 and December 31, 2007, respectively (see Note 14—Subsequent Events).  The following table summarizes actual capital expenditures, including capitalized interest, for our major construction and conversion projects (in millions):

	Three months ended March 31, 2008	Total costs through December 31, 2007	Total costs

Discoverer Luanda	$121	$107	$228
HHI Newbuild Drillship (a)	108	109	217
Discoverer Inspiration	96	248	344
Dhirubhai Deepwater KG1 (b)	86	279	365
Discoverer Americas	67	301	368
Discoverer Clear Leader	61	409	470
Sedco 700-series upgrades	46	396	442
GSF Development Driller III (a)	—	369	369
Dhirubhai Deepwater KG2 (b)	—	179	179
Capitalized interest	30	92	122
Total	$615	$2,489	$3,104
______________________
(a)
Total costs through December 31, 2007 include our initial investments in the HHI Newbuild Drillship and GSF Development Driller III of $109 million and $356 million, respectively, representing the estimated fair values of the rigs at the time of the Merger.

(b)
The costs for Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2, formerly named Deepwater Pacific 1 and Deepwater Pacific 2, respectively, represent 100 percent of expenditures incurred ($277 million and $178 million, respectively) prior to our investment in Transocean Pacific Drilling Inc., the joint venture that owns these rigs, which we consolidate under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, and 100 percent of expenditures incurred since our investment in the joint venture.  However, our joint venture partner, Pacific Drilling Limited, is responsible for 50 percent of these costs.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 5—Asset Dispositions

During the three months ended March 31, 2008, we completed the sale of two of our Standard Jackups (GSF Adriatic III and GSF High Island I).  We received cash proceeds of $220 million associated with the sale, which had no effect on earnings.

In February 2008, we entered into a definitive agreement to sell our Standard Jackup GSF High Island VIII.  At March 31, 2008, GSF High Island VIII was classified as assets held for sale in the amount of $100 million on our consolidated balance sheet.

In February 2008, we announced our intent to proceed with divestitures of two Midwater Floaters (GSF Arctic II and GSF Arctic IV) in connection with our previously announced undertakings to the Office of Fair Trading in the U.K.  At March 31, 2008, GSF Arctic II and GSF Arctic IV were classified as assets held for sale in the amounts of $280 million and $286 million, respectively, on our consolidated balance sheet.

During the three months ended March 31, 2007, we completed the sale of the tender rig Charley Graves for net proceeds of $33 million and recognized a gain on the sale of $23 million ($20 million, or $0.09 per diluted share, net of tax).

Note 6―Repurchase of Ordinary Shares

A summary of the aggregate ordinary shares repurchased and retired for the three months ended March 31, 2008 and March 31, 2007 is as follows (in millions, except per share data):

	Three months ended March 31,
	2008	2007

Value of shares	$—	$400
Number of shares	—	5.2
Average purchase price per share	$—	$77.39

Total consideration paid to repurchase the shares was recorded in shareholders’ equity as a reduction in ordinary shares and additional paid-in capital.  Such consideration was funded with existing cash balances and borrowings under a pre-existing credit facility.  At March 31, 2008, we had authority to repurchase $600 million of our ordinary shares under our share repurchase program.

Note 7―Income Taxes

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

The estimated annual effective tax rate for the three months ended March 31, 2008, and March 31, 2007, 13.5 percent and 13.7 percent, respectively.  This rate was based on estimated annual income before income taxes for each period after adjusting for certain items such as net gains on rig sales and various other discrete items.

During the quarter ended March 31, 2008, our liability for unrecognized tax benefits increased by $44 million to a total of $468 million.  We accrue interest and penalties related to our liabilities for unrecognized tax benefits as a component of income tax expense.  For the three months ended March 31, 2008, we increased the liability related to interest and penalties on our unrecognized tax benefits by $15 million.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We file federal and local tax returns in several jurisdictions throughout the world.  With few exceptions, we are no longer subject to examinations of our U.S. and non-U.S. tax matters for years prior to 1999.  The amount of current tax benefit recognized in the three months ended March 31, 2008 from the settlement of disputes with tax authorities and the expiration of statute of limitations was insignificant.

The IRS has proposed certain adjustments to our 2004 and 2005 U.S. federal income tax returns.  The proposed adjustments would result in a cash tax payment of approximately $413 million, exclusive of interest.  The IRS has contended that one of our key subsidiaries maintains a permanent establishment in the U.S. and is therefore subject to U.S. taxation on certain earnings effectively connected to such U.S. business.  We filed a letter with the IRS protesting the proposed changes and we believe our returns are materially correct as filed.  We will continue to vigorously defend against these proposed changes.  The IRS audits of GlobalSantaFe’s 2004 and 2005 U.S. federal income tax returns are still in the examination phase.  We do not expect the conclusion of these audits to give rise to a material tax liability.

Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  The Brazil tax authorities have issued tax assessments totaling $112 million, plus a 75 percent penalty and $74 million of interest through March 31, 2008.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  We filed a protest letter with the Brazilian tax authorities on January 25, 2008.

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized.  We provide a valuation allowance to offset deferred tax assets for net operating losses incurred during the year in certain jurisdictions and for other deferred tax assets where, in the opinion of management, it is more likely than not that the financial statement benefit of these losses will not be realized.  As of March 31, 2008, the valuation allowance for non-current deferred tax assets was $29 million.

Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 2001 and 2002.  The authorities have issued notifications of their intent to issue tax assessments of approximately $307 million, plus interest, related to certain restructuring transactions and approximately $82 million, plus interest, related to a 2001 dividend payment.  The authorities have indicated that they plan to seek penalties of 60 percent on both matters.  In the course of its investigations, the Norwegian authorities secured certain records located in the United Kingdom related to a Norwegian subsidiary that was previously subject to tax in Norway.  The authorities are evaluating whether to impose additional taxes on this Norwegian subsidiary.  We have and will continue to respond to all information requests from the Norwegian authorities.  We plan to vigorously contest any assertions by the Norwegian authorities in connection with the various transactions being investigated.

During the three months ended March 31, 2008, our long-term liability for unrecognized tax benefits related to these Norwegian tax issues, increased to $187 million due to the accrual of interest and exchange rate fluctuations.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated statement of financial position or results of operations, although it may have a material adverse effect on our consolidated cash flows.

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

In 2004, we entered into a tax sharing agreement (the “TSA”) with TODCO, formerly one of our subsidiaries, in connection with the initial public offering of TODCO (the “TODCO IPO”).  Under the TSA, most U.S. federal, state, local and foreign income taxes and income tax benefits (including income taxes and income tax benefits attributable to the TODCO business) that accrued on or before the closing of the TODCO IPO will be for our account.  Accordingly, we are generally liable for any income taxes that accrued on or before the closing of the TODCO IPO, but TODCO generally must pay us for the amount of any income tax benefits created on or before the closing of the TODCO IPO (“pre-closing tax benefits”) that it uses or absorbs on a return with respect to a period after the closing of the TODCO IPO.  Under this agreement, we are entitled to receive from TODCO payment for most of the tax benefits TODCO generated prior to the TODCO IPO that they utilize subsequent to the TODCO IPO.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In July 2007, Hercules Offshore, Inc. (“Hercules”) completed the acquisition of TODCO (the “TODCO Acquisition”).  The TSA required Hercules to make an accelerated change of control payment to us due to a deemed utilization of TODCO’s pre-IPO tax benefits.  The amount of the accelerated payment owed to us was calculated by multiplying the remaining pre-IPO tax benefits as of July 11, 2007 by 80 percent.  In August 2007, we received a $118 million change of control payment from Hercules.  We believe that Hercules owes us an additional $11 million related to the change of control of TODCO.

The TSA also requires Hercules to make additional payments to us based on a portion of the tax benefit from the exercise of certain options to acquire our ordinary shares by TODCO’s current and former employees and directors, when and if those options are exercised.  We estimate that the total amount of payments related to options that remain outstanding at March 31, 2008 would be approximately $23 million, assuming a price of $135.20 per ordinary share at the time of exercise of the options (the actual price of our ordinary shares at the close of trading on March 31, 2008).  However, there can be no assurance as to the amount and timing of any payment which we may receive.  In addition, any future reduction of the pre-IPO tax benefits by the U.S. taxing authorities upon examination of the TODCO tax returns may require us to reimburse TODCO for some of the amounts previously paid.

Through March 31, 2008, we received $15 million in estimated payments pertaining to TODCO’s 2007 federal and state income tax returns that is deferred in other current liabilities in our consolidated balance sheet.  We will recognize these estimated payments as other income when TODCO finalizes and files its 2007 federal and state income tax returns.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 8―Debt

Debt, net of unamortized discounts, premiums and fair value adjustments, is comprised of the following (in millions):

	March 31,	December 31,
	2008	2007

Commercial paper program (a)	$1,316	$—
Floating Rate Notes due September 2008 (a)	1,000	1,000
Bridge Loan Facility due November 2008 (a)	1,040	3,670
364-Day Revolving Credit Facility due December 2008 (a)	—	1,500
Term Loan A due March 2010	1,925	—
6.625% Notes due April 2011	176	177
Five-Year Revolving Credit Facility due November 2012	180	—
5% Notes due February 2013	246	246
5.25% Senior Notes due March 2013	499	499
6.00% Senior Notes due March 2018	997	997
7.375% Senior Notes due April 2018	247	247
Capital lease obligation due July 2026 (b)	16	17
8% Debentures due April 2027	57	57
7.45% Notes due April 2027	96	95
7% Senior Notes due June 2028	314	314
7.5% Notes due April 2031	598	598
1.625% Series A Convertible Senior Notes due December 2037	2,200	2,200
1.50% Series B Convertible Senior Notes due December 2037	2,200	2,200
1.50% Series C Convertible Senior Notes due December 2037	2,200	2,200
6.80% Senior Notes due March 2038	999	999
Debt to affiliates	289	241
Total debt	16,595	17,257
Less debt due within one year (a)(b)	3,356	6,172
Total long-term debt	$13,239	$11,085
______________
(a)	The Floating Rate Notes, Bridge Loan Facility, 364-Day Revolving Credit Facility and commercial paper program are classified as debt due within one year.
(b)	The capital lease obligation had less than $1 million and $2 million classified as debt due within one year at March 31, 2008 and December 31, 2007, respectively.

The scheduled maturity of our debt assumes the bondholders exercise their options to require us to repurchase the 1.625% Series A, 1.50% Series B and 1.50% Series C Convertible Senior Notes in December 2010, 2011 and 2012, respectively. The scheduled maturities, presented using the face value of our debt, are as follows (in millions):

Twelve months ending March 31,
2009	$3,356
2010	1,925
2011	2,200
2012	2,366
2013	3,131
Thereafter	3,607
Total	$16,585

Commercial Paper Program—In December 2007, we entered into a commercial paper program (the “Program”) on a private placement basis under which we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.5 billion.  Under the Program, we may issue commercial paper from time to time, and amounts available under the Program may be reborrowed.  The proceeds of the commercial paper issuance may be used for general corporate purposes; however, under the Bridge Loan Facility, we are required to use the proceeds of the commercial paper issuance to repay amounts outstanding under the Bridge Loan Facility, except in the case of issuances under the Program the proceeds of which are used to pay off existing commercial paper or borrowings under the 364-Day Revolving Credit Facility, where such existing commercial paper or borrowings under the 364-Day Revolving Credit Facility were originally used to repay amounts outstanding under the Bridge Loan Facility.  At March 31, 2008, $1.3 billion in commercial paper was outstanding at a weighted-average interest rate of 3.27 percent.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Bridge Loan Facility—In September 2007, we entered into a $15.0 billion, one-year senior unsecured bridge loan facility (“Bridge Loan Facility”).  In connection with the Transactions, we borrowed $15.0 billion under the Bridge Loan Facility at the reserve-adjusted London Interbank Offered Rate (“LIBOR”) plus the applicable margin, which is based upon our non-credit enhanced senior unsecured long-term debt rating (“Debt Rating”).  As of March 31, 2008, the applicable margin was 0.4 percent.  We may prepay the Bridge Loan Facility in whole or in part without premium or penalty.  In addition, this facility requires mandatory prepayments of outstanding borrowings in an amount equal to 100 percent of the net cash proceeds resulting from any of the following (in each case subject to certain agreed exceptions): (1) the sale or other disposition of any of our property or assets above a predetermined threshold; (2) the receipt of certain net insurance or condemnation proceeds; (3) certain issuances of our equity securities; and (4) the incurrence of indebtedness for borrowed money by us.  The Bridge Loan Facility also contains certain covenants that are applicable during the period in which any borrowings are outstanding, including a maximum leverage ratio.  Borrowings under the Bridge Loan Facility are subject to acceleration upon the occurrence of events of default.  At March 31, 2008, we had $1.0 billion outstanding under this facility at a weighted-average interest rate of 3.12 percent.

364-Day Revolving Credit Facility—In December 2007, we entered into a credit agreement for a 364-day, $1.5 billion revolving credit facility (“364-Day Revolving Credit Facility”).  The 364-Day Revolving Credit Facility bears interest, at our option, at either (1) a base rate, determined as the greater of (a) the prime loan rate or (b) the federal funds effective rate plus 0.50 percent, or (2) the reserve-adjusted LIBOR plus the applicable margin, which is based upon our Debt Rating.  A facility fee, varying from 0.05 percent to 0.15 percent depending on our Debt Rating, is incurred on the daily amount of the underlying commitment, whether used or unused, throughout the term of the facility.  A utilization fee, varying from 0.05 percent to 0.10 percent depending on our Debt Rating, is payable if amounts outstanding under the 364-Day Revolving Credit Facility are greater than or equal to 50 percent of the total underlying commitment. The 364-Day Revolving Credit Facility may be prepaid in whole or in part without premium or penalty.  At March 31, 2008, no amounts were outstanding under this facility.

Term Loan A—In March 2008, we entered into a $1.925 billion term credit facility (“Term Loan”) and borrowed $1.925 billion under the facility.  Borrowings may be made under the facility (1) at the base rate, determined as the greater of (A) the fluctuating commercial loan rate announced by Citibank, N.A. in New York and (B) the sum of the weighted average overnight federal funds rate published by the Federal Reserve Bank of New York plus 50 basis points, and (2) at LIBOR plus 45 basis points, based on current credit ratings.  The facility may be prepaid in whole or in part without premium or penalty.  The facility contains certain covenants, including a leverage ratio covenant that applies from June 30, 2008 through September 30, 2009 and a debt to total tangible capitalization covenant that applies thereafter.  Borrowings under the facility are subject to acceleration upon the occurrence of events of default.  The credit facility terminates on March 13, 2010.  At March 31, 2008, we had $1.9 billion outstanding under this credit facility at a weighted average interest rate of 3.34 percent (see Note 14—Subsequent Events).

Five-Year Revolving Credit Facility—In November 2007, we entered into a $2.0 billion, five-year revolving credit facility under the Five-Year Revolving Credit Facility Agreement dated November 27, 2007 (“Five-Year Revolving Credit Facility”).  Under the terms of the Five-Year Revolving Credit Facility, we may make borrowings at either (1) a base rate, determined as the greater of (a) the prime loan rate or (b) the federal funds effective rate plus 0.5 percent, or (2) the reserve-adjusted LIBOR plus the applicable margin, which is based upon our Debt Rating.  A facility fee, varying from 0.07 percent to 0.17 percent depending on our Debt Rating, is incurred on the daily amount of the underlying commitment, whether used or unused, throughout the term of the facility.  A utilization fee, varying from 0.05 percent to 0.10 percent depending on our Debt Rating, is payable if amounts outstanding under the Five-Year Revolving Credit Facility are greater than or equal to 50 percent of the total underlying commitment.  At March 31, 2008, the applicable margin, facility fee and utilization fee were 0.26 percent, 0.09 percent and 0.10 percent, respectively.  The Five-Year Revolving Credit Facility may be prepaid in whole or in part without premium or penalty.  The facility contains certain covenants, including a leverage ratio covenant that applies from June 30, 2008 through September 30, 2009 and a debt to total tangible capitalization covenant that applies thereafter.  At March 31, 2008, we had $180 million outstanding under this facility at a weighted-average interest rate of 3.21 percent.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 9―Earnings per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in millions, except per share data):

	Three months ended March 31,
	2008	2007

Numerator for earnings per share
Net income for basic earnings per share	$1,189	$553
Add back interest expense on Convertible Debentures	—	1
Net income for diluted earnings per share	$1,189	$554

Denominator for earnings per share
Weighted-average shares outstanding for basic earnings per share	317	203
Effect of dilutive securities:
Stock options and unvested stock grants	3	3
Warrants to purchase ordinary shares	1	2
1.5% Convertible Debentures	—	4
Adjusted weighted-average shares and assumed conversions for diluted earnings per share	321	212

Earnings per share
Basic	$3.75	$2.72
Diluted	$3.71	$2.62

Ordinary shares subject to issuance pursuant to the conversion features of the 1.625% Series A, 1.50% Series B and 1.50% Series C Convertible Senior Notes did not have an effect on the calculation for the three months ended March 31, 2008.

Note 10―Contingencies

Legal Proceedings—Several of our subsidiaries have been named, along with numerous unaffiliated defendants, in several complaints that have been filed in the Circuit Courts of the State of Mississippi involving approximately 750 plaintiffs that allege personal injury arising out of asbestos exposure in the course of their employment by some of these defendants between 1965 and 1986.  The complaints also name as defendants certain of TODCO’s subsidiaries to whom we may owe indemnity.  Further, the complaints name other unaffiliated defendant companies, including companies that allegedly manufactured drilling related products containing asbestos.  The complaints allege that the defendant drilling contractors used those asbestos-containing products in offshore drilling operations, land-based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability, and claims authorized under the Jones Act.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages.  We have not been provided with sufficient information to determine the number of plaintiffs who claim to have been exposed to asbestos aboard our rigs, whether they were employees, their period of employment, the period of their alleged exposure to asbestos, or their medical condition, and we have not entered into any settlements with any plaintiffs.  Accordingly, we are unable to estimate our potential exposure in these lawsuits.  We historically have maintained insurance which we believe will be available to address any liability arising from these claims.  We intend to defend these lawsuits vigorously, but there can be no assurance as to their ultimate outcome.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

One of our subsidiaries is involved in an action with respect to a customs matter relating to the Sedco 710 semisubmersible drilling rig.  Prior to our merger with Sedco Forex, this drilling rig, which was working for Petrobras in Brazil at the time, had been admitted into the country on a temporary basis under authority granted to a Schlumberger entity.  Prior to the Sedco Forex merger, the drilling contract with Petrobras was transferred from the Schlumberger entity to an entity that would become one of our subsidiaries, but Schlumberger did not transfer the temporary import permit to any of our subsidiaries.  In early 2000, the drilling contract was extended for another year.  On January 10, 2000, the temporary import permit granted to the Schlumberger entity expired, and renewal filings were not made until later that January.  In April 2000, the Brazilian customs authorities cancelled the temporary import permit.  The Schlumberger entity filed an action in the Brazilian federal court of Campos for the purpose of extending the temporary admission.  Other proceedings were also initiated in order to secure the transfer of the temporary admission to our subsidiary.  Ultimately, the court permitted the transfer of the temporary admission from Schlumberger to our subsidiary but did not rule on whether the temporary admission could be extended without the payment of a financial penalty.  During the first quarter of 2004, the Brazilian customs authorities issued an assessment totaling approximately $145 million against our subsidiary.

The first level Brazilian court ruled in April 2007 that the temporary admission granted to our subsidiary had expired which allowed the Brazilian customs authorities to execute on their assessment.  Following this ruling, the Brazilian customs authorities issued a revised assessment against our subsidiary.  As of April 30, 2008, the U.S. dollar equivalent of this assessment was approximately $235 million in aggregate.  We are not certain as to the basis for the increase in the amount of the assessment, and in September 2007, we received a temporary ruling in our favor from a Brazilian federal court that the valuation method used by the Brazilian customs authorities was incorrect.  This temporary ruling was confirmed in January 2008 by a local court, but it is still subject to review at the appellate levels in Brazil.  We intend to continue to aggressively contest this matter.  We have appealed the first level Brazilian court’s ruling to a higher level court in Brazil where we have also filed for a renewed stay, which, if granted, would prevent enforcement of the whole amount in dispute.  There may be further judicial or administrative proceedings that result from this matter.  While the court has granted us the right to continue our appeal without the posting of a bond, it is possible that we may be required to post a bond for up to the full amount of the assessment in connection with these proceedings.  We have also put Schlumberger on notice that we consider any assessment to be solely the responsibility of Schlumberger, not our subsidiary, and we have initiated proceedings in the State of New York against Schlumberger seeking a declaratory judgment in this respect.  Nevertheless, we expect that the Brazilian customs authorities will continue to seek to recover the assessment solely from our subsidiary, not Schlumberger.  Schlumberger has denied any responsibility for this matter, but remains a party to the proceedings.  We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

In the third quarter of 2006, we received tax assessments of approximately $142 million from the state tax authorities of Rio de Janeiro in Brazil against one of our Brazilian subsidiaries for customs taxes on equipment imported into the state in connection with our operations.  The assessments resulted from a preliminary finding by these authorities that our subsidiary’s record keeping practices were deficient.  We currently believe that the substantial majority of these assessments are without merit.  We filed an initial response with the Rio de Janeiro tax authorities on September 9, 2006 refuting these additional tax assessments.  In September 2007, we received confirmation from the state tax authorities that they believe the additional tax assessments are valid, and as a result, we filed an appeal on September 27, 2007 to the state Taxpayer’s Council contesting these assessments.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries is involved in lawsuits arising out of the subsidiary’s involvement in the design, construction and refurbishment of major industrial complexes.  The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in its litigation, fundings from settlements with the primary insurers and funds received from the cancellation of certain insurance policies.  The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging personal injury as a result of exposure to asbestos.  As of March 31, 2008, the subsidiary was a defendant in approximately 1,006 lawsuits, of which 102 were filed during 2007.  Some of these lawsuits include multiple plaintiffs and we estimate that there are approximately 3,259 plaintiffs in these lawsuits.  For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The first of the asbestos-related lawsuits was filed against this subsidiary in 1990.  Through March 31, 2008, the amounts expended to resolve claims (including both attorneys’ fees and expenses, and settlement costs) have not been material, and all deductibles with respect to the primary insurance have been satisfied.  The subsidiary continues to be named as a defendant in additional lawsuits and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases.  However, the subsidiary has in excess of $1 billion in insurance limits.  Although not all of the policies may be fully available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient insurance and funds from the settlements of litigation with insurance carriers available to respond to these claims.  While we cannot predict or provide assurance as to the final outcome of these matters, we do not believe that the current value of the claims where we have been identified will have a material impact on our consolidated statement of financial position, results of operations or cash flows.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We are involved in various tax matters (see Note 7—Income Taxes).  We are also involved in a number of lawsuits which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending or threatened litigation.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

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

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

One of our subsidiaries has been requested to contribute approximately $140,000 toward remediation costs of the Environmental Protection Corporation (“EPC”) Eastside Disposal Facility near Bakersfield, California, by a company that has taken responsibility for site remediation from the California Department of Toxic Substances Control.  Our subsidiary is alleged to have been a small contributor of the waste that was improperly disposed by EPC at the site.  We have undertaken an investigation as to whether our subsidiary is a liable party, what the total remediation costs may be and the amount of waste that may have been contributed by other parties.  Until that investigation is complete we are unable to assess our potential liability, if any, for this site.

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

The plaintiffs and the codefendant threatened to add GlobalSantaFe as a defendant in the lawsuit under the “single business enterprise” doctrine contained in Louisiana law.  The single business enterprise doctrine is similar to corporate veil piercing doctrines.  On August 16, 2006, our subsidiary and its immediate parent company, which is also an entity that no longer conducts operations or holds assets, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.  Later that day, the plaintiffs dismissed our subsidiary from the lawsuit.  Subsequently, the codefendant filed various motions in the lawsuit and in the Delaware bankruptcies attempting to assert alter ego and single business enterprise claims against GlobalSantaFe and two other subsidiaries in the lawsuit.  We believe that these legal theories should not be applied against GlobalSantaFe or these other two subsidiaries, and that in any event the manner in which the parent and its subsidiaries conducted their businesses does not meet the requirements of these theories for imposition of liability.  The codefendant also seeks to dismiss the bankruptcies.  The efforts to assert alter ego and single business enterprise theory claims against GlobalSantaFe were rejected by the Court in Avoyelles Parish and the lawsuit against the other defendant went to trial on February 19, 2007.  The action was resolved at trial with a settlement by the codefendant that included a $20 million payment and certain cleanup activities to be conducted by the codefendant.  The settlement also purported to assign the plaintiffs’ claims in the lawsuit against our subsidiary and other parties, including GlobalSantaFe and the other two subsidiaries, to the codefendant.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In the bankruptcy case, our subsidiary has filed suit to obtain declaratory and injunctive relief against the codefendant concerning the matters described above and GlobalSantaFe has intervened in the matter.  The codefendant is seeking to dismiss the bankruptcy case and a modification of the automatic stay afforded under the Bankruptcy Code to our subsidiary and its parent so that the codefendant may pursue the entities and GlobalSantaFe for contribution and indemnity and the purported assigned rights from the plaintiffs in the lawsuit including the alter ego and single business enterprise claims and potential insurance rights.  On February 15, 2008, the Bankruptcy Court denied the codefendant’s request to dismiss the bankruptcy case but modified the automatic stay to allow the codefendant to proceed on its claims against the debtors, our subsidiary and its parent, and their insurance companies.  Subsequently, the Bankruptcy Court ruled that these claims should proceed in Louisiana, but that the subsidiary’s parent should be excluded.  The Bankruptcy Court did not address the codefendant’s pending claims against GlobalSantaFe and the other two subsidiaries, which will also be the subject of a future hearing.  The Bankruptcy Court also denied the debtors’ requests for preliminary declaratory and injunctive relief.  The codefendant has filed a Notice of Appeal of the rulings of the Bankruptcy Court.

In addition, the codefendant has filed proofs of claim against both our subsidiary and its parent with regard to its claims arising out of the settlement agreement, including recovery of the settlement funds and remediation costs and damages for the purported assigned claims.  A Motion for Partial Summary Judgment seeking annulment and dismissal of the codefendant’s proofs of claim has also been filed by the debtors and remains pending.  Our subsidiary, its parent and GlobalSantaFe intend to continue to vigorously defend against any action taken in an attempt to impose liability against them under the theories discussed above or otherwise and believe they have good and valid defenses thereto.  We are unable to determine the value of these claims as of the date of the Merger.  We do not believe that these claims will have a material impact on our consolidated statement of financial position, results of operations or cash flows.

Retained Risk—Our insurance program is a 12-month policy period beginning May 1, 2007.  Under the program, we generally maintain a $125 million per occurrence deductible on our hull and machinery, which is subject to an aggregate deductible of $250 million.  However, in the event of a total loss or a constructive total loss of a drilling unit, such loss is fully covered by our insurance with no deductible.  Additionally, we maintain a $10 million per occurrence deductible on crew personal injury liability and $5 million per occurrence deductible on third-party property claims, which together are subject to an aggregate deductible of $50 million that is applied to any occurrence in excess of the per occurrence deductible until the aggregate deductible is exhausted.  We also carry $950 million of third-party liability coverage exclusive of the personal injury liability deductibles, third-party property liability deductibles and retention amounts described above.  We retain the risk through self-insurance for any losses in excess of the $950 million limit.  See Note 14—Subsequent Events.

At present, the insured value of our drilling rig fleet is approximately $34 billion in aggregate.  We do not generally have commercial market insurance coverage for physical damage losses to our fleet due to hurricanes in the U.S. Gulf of Mexico and war perils worldwide.  We do not carry insurance for loss of revenue.  In the opinion of management, adequate accruals have been made based on known and estimated losses related to such exposures.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Letters of Credit and Surety Bonds—We had letters of credit outstanding totaling $647 million and $532 million at March 31, 2008 and December 31, 2007, respectively.  These letters of credit guarantee various contract bidding and performance activities under various uncommitted lines provided by several banks.

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.  Surety bonds outstanding totaled $21 million and $24 million at March 31, 2008 and December 31, 2007, respectively.

Note 11―Stock Warrants

In connection with our merger with R&B Falcon, we assumed the R&B Falcon stock warrants, which expire on May 1, 2009.  Under the amended warrant agreement each holder of a warrant may elect to receive 12.243 ordinary shares and $578.025 in cash at an exercise price of $332.50 upon exercise.  The cash payment feature represents a liability of $38 million and $48 million at March 31, 2008 and December 31, 2007, respectively, which is recorded in other current liabilities in our consolidated balance sheets.

In February 2008, we issued 217,801 ordinary shares upon the exercise of 17,790 warrants.  As a result, we paid $4 million, net of a $6 million aggregate exercise price.  At March 31, 2008, 65,120 warrants remained outstanding to purchase 797,264 of our ordinary shares.

Note 12―Retirement Plans and Other Postemployment Benefits

Defined Benefit Pension Plans—We have several defined benefit pension plans, both funded and unfunded, covering substantially all of our U.S. employees.  We also have various defined benefit plans in the U.K., Norway, Nigeria, Egypt and Indonesia that cover our employees, certain frozen plans acquired in connection with the Merger that cover former members of the board of directors of GlobalSantaFe and certain frozen plans acquired in connection with the R&B Falcon merger that cover certain current and former employees.  Net periodic benefit cost for these defined benefit pension plans includes the following components (in millions):

	Three months ended March 31,
	2008	2007
Components of Net Periodic Benefit Cost (a)
Service cost	$12	$5
Interest cost	16	5
Expected return on plan assets	(19)	(5)
Recognized net actuarial losses	1	1
Benefit cost	$10	$6
______________
(a)	Amounts are before income tax effect.

We expect to contribute approximately $30 million to our defined benefit pension plans in 2008, which we expect will be funded from cash flow from operations. We contributed approximately $4 million to the defined benefit pension plans in the first quarter of 2008.

Postretirement Benefits Other than Pensions (“OPEB”)—We have several unfunded contributory and noncontributory OPEB plans covering substantially all of our U.S. employees.  Net periodic benefit costs for these postretirement plans and their components, including service cost, interest cost, amortization of prior service cost and recognized net actuarial losses, were less than $1 million for each of the three months ended March 31, 2008 and 2007.

We expect to contribute approximately $2 million to the other postretirement benefit plans in 2008, which we expect will be funded from cash flow from operations.  We contributed approximately $1 million to the other postretirement benefit plans in the first quarter of 2008.

Index

TRANSOCEAN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Severance Plans—In connection with the Merger, we established a plan to consolidate operations and administrative functions post-Merger.  As of March 31, 2008, we have identified 218 employees who have been or will be involuntarily terminated pursuant to this plan.  The estimated severance-related costs for the affected employees of the legacy GlobalSantaFe companies of $25 million was recorded as a liability as part of the accounting for the Merger.  The estimated severance-related costs for the affected employees of the legacy Transocean companies of $8 million is being recognized as operating and maintenance expense or general and administrative expense over the service period of the affected employees.  We recognized $2 million of such expense in the first quarter of 2008.  The termination benefits are being paid as salary continuation over a period of between six and 24 months.  Through March 31, 2008 we have paid $4 million in termination benefits under the plan, including $3 million in the first quarter of 2008.  We expect to accrue substantially all of the remaining amounts by the end of the first quarter of 2009.

Note 13―Supplementary Cash Flow Information

Non-cash investing activities for the three months ended March 31, 2008 and 2007 included $105 million and $64 million, respectively, related to accruals of capital expenditures. The accruals have been reflected in the consolidated balance sheet as an increase in property and equipment, net and a corresponding increase in accounts payable.

Cash payments for interest were $119 million and $22 million for the three months ended March 31, 2008 and 2007, respectively. Cash payments for income taxes, net, were $95 million and $40 million for the three months ended March 31, 2008 and 2007, respectively.

Note 14―Subsequent Events

Debt Borrowing—In April 2008, we borrowed an additional $75 million under the Term Loan.  The proceeds were used to repay borrowings under the Bridge Loan Facility.

Debt Repayment—Subsequent to March 31, 2008, we repaid $365 million of borrowings on the Bridge Loan Facility using internally generated cash flow and proceeds from the Term Loan.

Construction Program—In April 2008, we were awarded a drilling contract for a fifth enhanced Enterprise-class drillship.  Total capital expenditures for the construction of this rig are expected to be approximately $730 million, excluding capitalized interest.  The rig is expected to commence operations under a multi-year drilling contract during the fourth quarter of 2010.

Insurance Matters—We have renewed our insurance coverages for 12 months effective May 1, 2008.  In the new program we elected to self-insure operators extra expense coverage for our subsidiaries ADTI and CMI, which provides protection against expenses related to well control and redrill liability associated with blowouts.  Generally, the turnkey drilling contracts limit ADTI’s liability associated with blowouts to $50 million.  All other deductibles and self insured retentions generally remained the same as the expired program.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this quarterly report include, but are not limited to, statements about the following subjects:

▪	cost of repair, expected downtime	▪	uses of excess cash,
	and lost revenue for the Discoverer	▪	share repurchases under our share
	Deep Seas,		repurchase program,
▪	contract commencements,	▪	issuance of new debt,
▪	contract option exercises,	▪	debt reduction,
▪	revenues,	▪	debt credit ratings,
▪	expenses,	▪	planned asset sales,
▪	results of operations,	▪	timing of asset sales,
▪	commodity prices,	▪	proceeds from asset sales,
▪	customer drilling programs,	▪	our effective tax rate,
▪	supply and demand,	▪	changes in tax laws, treaties and
▪	utilization rates,		regulations,
▪	dayrates,	▪	tax assessments,
▪	contract backlog,	▪	operations in international markets,
▪	effects and results of the GlobalSantaFe	▪	investments in joint ventures,
	merger and related transactions,	▪	investments in recruitment, retention
▪	planned shipyard projects and rig		and personnel development initiatives,
▪	mobilizations and their effects,	▪	the level of expected capital
	newbuild projects and opportunities,		expenditures,
▪	the upgrade project for the Sedco	▪	results and effects of legal proceedings
	700-series semisubmersible rig,		and governmental audits and
▪	other major upgrades,		assessments,
▪	contract awards,	▪	adequacy of insurance,
▪	newbuild completion delivery and	▪	liabilities for tax issues, including those
	commencement of operations dates,		associated with our activities in Brazil,
▪	expected downtime and lost revenue,		Norway and the United States,
▪	insurance proceeds,	▪	liabilities for customs and
▪	cash investments of our wholly-owned		environmental matters,
	captive insurance company,	▪	liquidity,
▪	future activity in the deepwater, mid-	▪	cash flow from operations,
	water and the jackup market sectors,	▪	adequacy of cash flow for our
▪	market outlook for our various		obligations,
	geographical operating sectors and	▪	effects of accounting changes,
	classes of rigs,	▪	adoption of accounting policies,
▪	capacity constraints for ultra-deepwater	▪	pension plan and other postretirement
	rigs and other rig classes,		benefit plan contributions,
▪	effects of new rigs on the market,	▪	the timing of severance payments,
▪	income related to and any payments to	▪	benefit payments, and
	be received under the TODCO tax	▪	the timing and cost of completion of
	sharing agreement,		capital projects.

Index

Forward-looking statements in this quarterly report are identifiable by use of the following words and other similar expressions among others:

•	“anticipates”	•	“may”
•	“believes”	•	“might”
•	“budgets”	•	“plans”
•	“could”	•	“predicts”
•	“estimates”	•	“projects”
•	“expects”	•	“scheduled”
•	“forecasts”	•	“should”
•	“intends”

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

▪	those described under “Item 1A. Risk Factors” included herein and in our Annual Report on Form 10-K for the year ended December 31, 2007,
▪	the adequacy of sources of liquidity,
▪	our inability to obtain contracts for our rigs that do not have contracts,
▪	the effect and results of litigation, tax audits and contingencies, and
▪	other factors discussed in this quarterly report and in our other filings with the SEC, which are available free of charge on the SEC’s website at www.sec.gov.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated.

All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.  You should not place undue reliance on forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

The following information should be read in conjunction with the unaudited condensed consolidated financial statements included under “Item 1. Financial Statements” herein and the audited consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of May 6, 2008, we owned, had partial ownership interests in or operated 138 mobile offshore drilling units.  As of this date, our fleet included 39 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 29 Midwater Floaters, 10 High-Specification Jackups, 56 Standard Jackups and four Other Rigs.  In addition, we had nine Ultra-Deepwater Floaters under construction or contracted for construction.

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

In November 2007, we completed our merger transaction (the “Merger”) with GlobalSantaFe Corporation (“GlobalSantaFe”).  Immediately prior to the effective time of the Merger, each of our outstanding ordinary shares was reclassified by way of a scheme of arrangement under Cayman Islands law into (1) 0.6996 of our ordinary shares and (2) $33.03 in cash (the “Reclassification” and, together with the Merger, the “Transactions”).  The Merger was accounted for as a purchase, with the Company as the acquirer for accounting purposes.  We accounted for the Reclassification as a reverse stock split and a dividend, which require the restatement of our historical weighted average shares outstanding, historical earnings per share and other share-based calculations for prior periods.  All references to number of shares, per share amounts and market prices of our ordinary shares have been retroactively restated to reflect the decreased number of our ordinary shares issued and outstanding as a result of this accounting treatment.  At the time of the Merger, GlobalSantaFe owned, had partial ownership interests in, operated, had under construction or contracted for construction, 61 mobile offshore drilling units and other units utilized in the support of offshore drilling activities.  The balance sheet data as of December 31, 2007 represents the consolidated statement of financial position of the combined company.

Index

Key measures of our total company results of operations and financial condition are as follows (in millions, except average daily revenue and percentages):

	Three months ended March 31,
	2008	2007	Change

Average daily revenue (a)(b)	$229,000	$198,000	$31,000
Utilization (b)(c)	91%	88%	n/a
Statement of operations data
Operating revenues	$3,110	$1,328	$1,782
Operating and maintenance expense	1,157	568	589
Operating income	1,540	657	883
Net income	1,189	553	636

Balance sheet data (at end of period)	March 31, 2008	December 31, 2007	Change
Cash and cash equivalents	$1,567	$1,241	$326
Total assets	34,862	34,364	498
Total debt	16,595	17,257	(662)
_____________________
“n/a” means not applicable

(a)	Average daily revenue is defined as contract drilling revenue earned per revenue earning day. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.
(b)
Excludes a drillship engaged in scientific geological coring activities, the Joides Resolution, that is owned by a joint venture in which we have a 50 percent interest and is accounted for under the equity method of accounting.

(c)	Utilization is the total actual number of revenue earning days as a percentage of the total number of calendar days in the period.

We continue to experience strong demand, which has resulted in high utilization and historically high dayrates.  Leading dayrates are at or near record levels for floaters, and customers continue to express interest in multi-year contracts for these units.

A shortage of qualified personnel in our industry is driving up compensation costs and suppliers are increasing prices as their backlogs grow.  These labor and vendor cost increases, while meaningful, are not expected to be significant in comparison with our expected increase in revenue in 2008 and beyond.

Our revenues for the three months ended March 31, 2008 increased from the prior year period primarily as a result of increased activity, higher dayrates and the addition of GlobalSantaFe’s operations for the quarter.  Our operating and maintenance expenses for the same period increased from the prior year period primarily as a result of higher labor and rig maintenance costs in connection with such increased activity as well as inflationary cost increases and the addition of GlobalSantaFe’s operations (see “—Outlook”).  Total debt as of March 31, 2008 decreased compared to December 31, 2007, as a result of payments made under the Bridge Loan Facility during the first quarter of 2008.  See “—Liquidity and Capital Resources–Sources and Uses of Liquidity.”

Index

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

The Other segment includes drilling management services and oil and gas properties.  Drilling management services are provided through Applied Drilling Technology Inc., our wholly owned subsidiary, and through ADT International, a division of one of our U.K. subsidiaries (together, “ADTI”).  Drilling management services are provided primarily on a turnkey basis at a fixed bid amount.  Oil and gas properties consist of exploration, development and production activities carried out through Challenger Minerals Inc. and Challenger Minerals (North Sea) Limited (together, “CMI”), our oil and gas subsidiaries.

Significant Events

Asset Dispositions—During the three months ended March 31, 2008, we completed the sale of two of our Standard Jackups (GSF Adriatic III and GSF High Island I). At March 31, 2008, GSF Arctic II, GSF Arctic IV and GSF High Island VIII were classified as assets held for sale. See “—Liquidity and Capital Resources–Acquisitions, Dispositions and Capital Expenditures.”

Bank Agreements—In March 2008, we entered into a $1.925 billion term credit facility (the “Term Loan”) and borrowed $1.925 billion under the facility.  See “—Liquidity and Capital Resources–Sources and Uses of Liquidity.”

Construction Program—In April 2008, we were awarded a drilling contract for a fifth enhanced Enterprise-class drillship.  The rig is expected to commence operations under a multi-year drilling contract during the fourth quarter of 2010.  See “—Outlook–Drilling Market.”

Discoverer Deep Seas Incident—On April 27, 2008, our Ultra-Deepwater Floater Discoverer Deep Seas suffered damage resulting from a fire which occurred in the rig’s engine room while the vessel was operating in the U.S. Gulf of Mexico. There were no reported injuries resulting from the incident. We have begun an investigation into the incident to determine its cause and its effect on future operations. The rig, which is under a three-year contract with Chevron, has suspended drilling operations and will not earn any dayrate until operations resume. Based on our preliminary investigation, we believe that the rig will be out of service for a minimum of one month, for repairs. Although we expect this incident to be a covered claim under our insurance policies, we do not expect to have any recovery as the losses should not exceed our deductible and we do not carry loss of hire insurance. While we currently believe the incident will have a negative impact on future operating results, we cannot predict with accuracy the amount or the timing of such impact. See “—Outlook–Drilling Market.”

Outlook

Drilling Market—Demand for offshore drilling units continues to be strong, particularly for floaters.  Our High-Specification Floater fleet is fully committed in 2008 and only seven of our High-Specification Floaters have any available uncommitted time in 2009.  We have only three rigs remaining in our Midwater Floater fleet that have any available uncommitted time in 2008, and only 15 rigs remaining in this fleet that have any available uncommitted time in 2009.  We have two High-Specification Jackups and 19 Standard Jackups which have uncommitted time in 2008, and eight High-Specification Jackups and 35 Standard Jackups which have uncommitted time in 2009.  Dayrates for new contracts for both floaters and jackups continue to be strong.  Our contract backlog at May 6, 2008 was approximately $34 billion, up from approximately $32 billion at February 20, 2008.

In April 2007, we entered into a marketing and purchase option agreement with Pacific Drilling Limited (“Pacific Drilling”) that provided us with the exclusive marketing rights for two newbuild Ultra-Deepwater Floaters to be named Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2, formerly named Deepwater Pacific 1 and Deepwater Pacific 2, respectively, as well as an option to purchase a 50 percent interest in a joint venture company through which we and Pacific Drilling would own the drillships.  In October 2007, we obtained a firm commitment for Dhirubhai Deepwater KG1, and we exercised our option and acquired a 50 percent interest in the joint venture, Transocean Pacific Drilling Inc. (“TPDI”). Dhirubhai Deepwater KG1 was awarded a firm commitment for a four-year contract that was subsequently extended to five years, and in April 2008 Dhirubhai Deepwater KG2 was awarded a five-year contract with the same operator.  These contracts are expected to commence during the second quarter of 2009 and first quarter of 2010, respectively, following shipyard construction, sea trials, mobilization to location and customer acceptance.  We estimate total capital expenditures for the construction of these rigs to be approximately $690 million for each rig, excluding capitalized interest.  See “—Liquidity and Capital Resources–Acquisitions, Dispositions and Capital Expenditures.”

Index

As of March 31, 2008, we and Pacific Drilling had each paid $290 million in documented costs for the two rigs since the formation of the joint venture in October 2007.

Under a management services agreement, we are providing construction management services for the Pacific Drilling newbuilds and have agreed to provide operating management services once the drillships begin operations.  Beginning on October 18, 2010, Pacific Drilling will have the right to exchange its interest in the joint venture for our ordinary shares or cash at a purchase price based on an appraisal of the fair value of the drillships, subject to various adjustments.

In April 2008, we were awarded a five-year drilling contract for a fifth enhanced Enterprise-class drillship, the term of which may be extended to seven or 10 years at the client’s election up to one week after mobilization.  The contract for this enhanced Enterprise-class drillship is expected to commence during the fourth quarter of 2010 following completion of construction in South Korea, sea trials, mobilization and customer acceptance.  Total capital expenditures for the construction of this rig are expected to be approximately $730 million, excluding capitalized interest.

Prior to the Merger, GlobalSantaFe had one Ultra-Deepwater Floater under construction, GSF Development Driller III, and one contracted for construction.  GSF Development Driller III has been awarded a seven-year drilling contract. We estimate total capital expenditures for the construction of GSF Development Driller III to be approximately $625 million.  We estimate total capital expenditures for the construction of the other newbuild to be approximately $745 million, excluding capitalized interest.  We currently expect GSF Development Driller III to begin operations in mid-2009, following completion of construction in Singapore followed by sea trials, mobilization to the U.S. Gulf of Mexico and customer acceptance.  Construction on the other newbuild is expected to be completed in the third quarter of 2010.

We have been successful in building contract backlog within our High-Specification Floaters fleet with 27 of our 48 current and future High-Specification Floaters, including eight of the nine newbuilds, contracted into or beyond 2011 as of May 6, 2008.  These 27 units also include 19 of our 27 current Ultra-Deepwater Floaters.  Our total contract backlog of approximately $34 billion as of May 6, 2008 includes an estimated $23 billion of backlog represented by our High-Specification Floaters.  We continue to believe that the long-term outlook for deepwater capable rigs is favorable.  In 2007 we saw successful drilling efforts in the lower tertiary trend of the U.S. Gulf of Mexico; the discovery of light oil and non-associated gas in the deepwaters of Brazil; continued exploration success in the deepwaters offshore India; a discovery in the deepwaters of the South China Sea; and exploration activity in the Orphan Basin in Canada.  Additionally, the continued exploration success in the deepwaters of West Africa and the opening of additional deepwater acreage in the U.S. Gulf of Mexico supports our optimistic outlook for the deepwater drilling market sector.  In November 2007, we sold Peregrine I as part of our overall strategy to dispose of older rigs that are no longer technologically advanced or otherwise not competitive in the international marketplace.  As of May 6, 2008, none of our High-Specification Floater fleet contract days are uncommitted for the remainder of 2008, while approximately six percent, 24 percent and 51 percent are uncommitted in 2009, 2010 and 2011, respectively.

Our Midwater Floaters fleet, comprising 29 semisubmersible rigs, is largely committed to contracts that extend into 2009.  We continue to see customer demand for multi-year contracts for these units.  We are actively pursuing the sale of two Midwater Floaters (GSF Arctic II and GSF Arctic IV) in the North Sea in connection with our previously announced undertakings to the Office of Fair Trading in the U.K.  As of May 6, 2008, three percent of our Midwater Floater fleet contract days are uncommitted for the remainder of 2008, while approximately 26 percent, 59 percent and 87 percent are uncommitted in 2009, 2010 and 2011, respectively.

Index

We continue to see steady demand for Jackups, and we believe that the increase in supply due to the delivery of newbuild units can be absorbed over the short term.  We believe that supply growth may be of concern in the fourth quarter of 2008 and into the first and second quarters of 2009.  As of May 6, 2008, four percent of our High-Specification Jackup fleet contract days are uncommitted for the remainder of 2008, while approximately 46 percent, 93 percent and 100 percent are uncommitted in 2009, 2010 and 2011, respectively.  In addition, 16 percent of our Standard Jackup fleet contract days are uncommitted for the remainder of 2008, while approximately 52 percent, 75 percent and 88 percent are uncommitted in 2009, 2010 and 2011, respectively.

On February 15, 2008, we entered into a definitive agreement with Hercules Offshore, Inc. to sell three of our Standard Jackups (GSF Adriatic III, GSF High Island I and GSF High Island VIII).  During the three months ended March 31, 2008, we completed the sale of GSF Adriatic III and GSF High Island I. At April 30, 2008 GSF High Island VIII was classified as held for sale with the sale expected to close before July 30, 2008.

We expect our revenues to be higher in 2008 than in 2007 due to the inclusion of GlobalSantaFe’s operations for the full year, together with the commencement of new contracts with higher dayrates.  The commencement of the Sedco 702 contract in the first quarter of 2008 and the scheduled commencement of the Sedco 706 contract at the end of the rig’s deepwater upgrade shipyard project in the fourth quarter of 2008 are also expected to increase our revenues in 2008.  We expect these increases will be partially offset by a decrease in revenue from the sale of Peregrine I in November 2007.

The aggregate amount of out-of-service time we incur in 2008 is expected to be substantially higher than the amount incurred in 2007 due to the inclusion of GlobalSantaFe’s operations, partially offset by a decrease in out-of-service time primarily due to decreased shipyard time for the legacy Transocean rigs.  However, the shipyard projects we intend to undertake in 2008 will involve rigs with higher dayrates than those that underwent shipyard projects in 2007.  Consequently, we expect lost revenue from planned shipyard projects in 2008 from legacy Transocean rigs to be generally in line with lost revenue in 2007.  However, we expect to incur one to two months of out-of-service time and lost revenues related to the incident on Discoverer Deep Seas.

We expect the inclusion of GlobalSantaFe’s operations, as well as industry inflation in 2008, to continue to increase our operating and maintenance costs, including our shipyard and major maintenance program expenditures, compared to 2007.  In addition, the types of shipyard projects we forecast for 2008 are generally more costly, so we expect shipyard project costs to increase from 2007 to 2008 with respect to the legacy Transocean rigs despite the expected decrease in out-of-service time.  We expect our operating and maintenance costs in 2008 to further increase as a result of the commencement of the Sedco 702 contract in the first quarter and the scheduled commencement of the Sedco 706 contract in the fourth quarter.  We expect these increases to be partially offset by lower operating costs due to the sale of Peregrine I in November 2007.  Finally, we expect to continue to invest in a number of recruitment, retention and personnel development initiatives in connection with the manning of the crews of the newbuild rigs and deepwater upgrades and our efforts to mitigate expected personnel attrition.

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

Index

Insurance Matters—We periodically evaluate our hull and machinery and third-party liability insurance limits and self-insured retentions.  Effective May 1, 2008, we renewed our hull and machinery and third-party liability insurance coverages.  Subject to large self-insured retentions, we carry hull and machinery insurance covering physical damage to the rigs for operational risks worldwide, and we carry liability insurance covering damage to third parties.  However, we do not generally have commercial market insurance coverage for physical damage losses to our rigs due to hurricanes in the U.S. Gulf of Mexico and war perils worldwide.  Additionally, we do not carry insurance for loss of revenue.  Also, for our subsidiaries ADTI and CMI, we generally self-insure operators’ extra expense coverage, which provides protection against expenses related to well control and redrill liability associated with blowouts.  Generally, the turnkey drilling contracts limit ADTI’s liability associated with blowouts to $50 million.  In the opinion of management, adequate accruals have been made based on known and estimated losses related to such exposures.

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

The IRS has proposed certain adjustments to our 2004 and 2005 U.S. federal income tax returns. These proposed adjustments would result in a cash tax payment of approximately $413 million, exclusive of interest.  The IRS has contended that one of our key subsidiaries maintains a permanent establishment in the U.S. and is therefore subject to U.S. taxation on certain earnings effectively connected to such U.S. business.  We filed a letter with the IRS protesting the proposed changes and believe our returns are materially correct as filed.  We will continue to vigorously defend against these proposed changes.  The IRS audits of GlobalSantaFe’s 2004 and 2005 U.S. federal income tax returns are still in the examination phase.  We do not expect the conclusion of these audits to give rise to a material tax liability.

Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  The Brazilian tax authorities have issued tax assessments totaling $112 million, plus a 75 percent penalty and $74 million of interest through March 31, 2008.  We believe our returns are materially correct as filed, and we intend to vigorously contest these assessments.  We filed a protest letter with the Brazilian tax authorities on January 25, 2008.

Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 2001 and 2002.  The authorities have issued notifications of their intent to issue tax assessments of approximately $307 million, plus interest, related to certain restructuring transactions and approximately $82 million, plus interest, related to a 2001 dividend payment.  The authorities have indicated that they plan to seek penalties of 60 percent on both matters.  In the course of their investigations, the Norwegian authorities secured certain records located in the United Kingdom related to a Norwegian subsidiary of ours that was previously subject to tax in Norway.  The authorities are evaluating whether to impose additional taxes on this Norwegian subsidiary.  We have and will continue to respond to all information requests from the Norwegian authorities.  We plan to vigorously contest any assertions by the Norwegian authorities in connection with the various transactions being investigated.

During the three months ended March 31, 2008, our long-term liability for unrecognized tax benefits related to these Norwegian tax issues, increased to $187 million due to the accrual of interest and exchange rate fluctuations.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated statement of financial position or results of operations although it may have a material adverse effect on our consolidated cash flows.  See Notes to Condensed Consolidated Financial Statements—Note 7—Income Taxes.

Index

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

On July 25, 2007, our legal representatives met with the DOJ in response to a notice we received requesting such a meeting regarding our engagement of Panalpina Inc. for freight forwarding and other services in the United States and abroad.  The DOJ informed us that it is conducting an investigation of alleged FCPA violations by oil service companies who used Panalpina Inc. and other brokers in Nigeria and other parts of the world.  We developed an investigative plan which has continued to be amended and which would allow us to review and produce relevant and responsive information requested by the DOJ and SEC. The investigation was expanded to include one of our agents for Nigeria. This investigation and the legacy GlobalSantaFe investigation are being conducted by outside counsel who reports directly to the audit committee of our board of directors. The investigation has focused on whether the agent and the customs brokers have fully complied with the terms of their respective agreements, the FCPA and local laws.  Our outside counsel has coordinated their efforts with the DOJ and the SEC with respect to the implementation of our investigative plan, including keeping the DOJ and SEC apprised of the scope and details of the investigation and producing relevant information in response to their requests.

Our internal compliance program has detected a potential violation of U.S. sanctions regulations in connection with the shipment of goods to our operations in Turkmenistan.  Goods bound for our rig in Turkmenistan were shipped through Iran by a freight forwarder.  Iran is subject to a number of economic regulations, including sanctions administered by OFAC, and comprehensive restrictions on the export and re-export of U.S.-origin items to Iran.  Failure to comply with applicable laws and regulations relating to sanctions and export restrictions may subject us to criminal sanctions and civil remedies, including fines, denial of export privileges, injunctions or seizures of our assets.  We have self-reported the potential violation to OFAC and retained outside counsel who has begun conducting a thorough investigation of the matter.

Index

Performance and Other Key Indicators

Contract Backlog—The following table presents our contract backlog, including firm commitments only, for our Contract Drilling segment as of March 31, 2008, December 31, 2007 and March 31, 2007.  Firm commitments are typically represented by signed drilling contracts.  Our contract backlog is calculated by multiplying the full contractual operating dayrate by the number of days remaining in the firm contract period, excluding revenues for mobilization, demobilization and contract preparation, which are not expected to be significant to our contract drilling revenues.

	March 31, 2008	December 31, 2007	March 31, 2007
	(In millions)
Contract backlog
High-Specification Floaters	$21,373	$20,708	$14,911
Midwater Floaters	6,037	5,728	4,335
High-Specification Jackups	679	768	125
Standard Jackups	4,314	4,445	1,924
Other Rigs	145	158	72
Total	$32,548	$31,807	$21,367

Fleet Average Daily Revenue and Utilization—The following table shows our average daily revenue and utilization for each of the quarters ended March 31, 2008, December 31, 2007 and March 31, 2007 for our Contract Drilling segment.  See “—Overview” for a definition of average daily revenue, revenue earning day and utilization.

	Three months ended
	March 31, 2008	December 31, 2007	March 31, 2007
Average daily revenue
High-Specification Floaters
Ultra-Deepwater Floaters	$380,800	$346,100	$301,400
Deepwater Floaters	$284,100	$265,300	$235,800
Harsh Environment Floaters	$344,000	$326,300	$238,800
Total High-Specification Floaters	$340,900	$311,600	$264,800
Midwater Floaters	$292,300	$274,600	$223,700
High-Specification Jackups	$173,800	$173,400	$133,400
Standard Jackups	$146,200	$130,800	$103,200
Other Rigs	$49,700	$48,600	$50,300
Total fleet average daily revenue	$229,000	$224,000	$198,000

Utilization
High-Specification Floaters
Ultra-Deepwater Floaters	98%	97%	97%
Deepwater Floaters	79%	75%	77%
Harsh Environment Floaters	96%	80%	99%
Total High-Specification Floaters	90%	85%	87%
Midwater Floaters	88%	95%	94%
High-Specification Jackups	99%	100%	100%
Standard Jackups	93%	91%	82%
Other Rigs	100%	97%	100%
Total fleet average utilization	91%	90%	88%

Index

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of cash during the first three months of 2008 were our cash flows from operations, proceeds from asset sales and proceeds from borrowings under credit facilities.  Our primary uses of cash were capital expenditures (including for newbuild construction) and repayments of borrowings under our credit facilities.  At March 31, 2008, we had $1.6 billion in cash and cash equivalents.

	Three months ended March 31,
	2008	2007	Change
	(In millions)
Net cash from operating activities
Net income	$1,189	$553	$636
Amortization of drilling contract intangibles	(224)	—	(224)
Depreciation, depletion and amortization	367	100	267
Other non-cash items	16	11	5
Working capital changes	134	(10)	144
	$1,482	$654	$828

Net cash provided by operating activities increased primarily due to more cash generated from net income.

	Three months ended March 31,
	2008	2007	Change
	(In millions)
Net cash from investing activities
Capital expenditures	$(769)	$(465)	$(304)
Proceeds from disposal of assets, net	254	39	215
Joint ventures and other investments, net	(3)	(3)	—
	$(518)	$(429)	$(89)

Net cash used in investing activities increased due to capital expenditures, which increased by $304 million over the corresponding prior year period primarily due to the construction of eight Ultra-Deepwater Floaters, the two Sedco 700-series deepwater upgrades and other equipment replaced and upgraded on our existing rigs.  Partially offsetting the increase in capital expenditures was increased proceeds from asset sales in the first quarter of 2008 during which two units were sold compared to the prior year period during which one unit was sold.

Index

	Three months ended March 31,
	2008	2007	Change
	(In millions)
Net cash from financing activities
Borrowings under commercial paper program, net	$1,316	$—	$1,316
Borrowings under Five-Year Revolving Credit Facility	180	—	180
Repayments under 364-Day Revolving Credit Facility	(1,500)	—	(1,500)
Proceeds from debt	1,976	190	1,786
Repayments of debt	(2,633)	—	(2,633)
Financing costs	(3)	—	(3)
Payments made upon exercise of warrants, net	(4)	—	(4)
Proceeds from issuance of ordinary shares under share-based compensation plans, net	27	15	12
Repurchase of ordinary shares	—	(400)	400
Other, net	3	5	(2)
	$(638)	$(190)	$(448)

Net cash used in financing activities increased primarily due to repayments of borrowings under the Bridge Loan Facility and the 364-Day Revolving Credit Facility.  Partially offsetting these increases were borrowings under the Term Loan, the Five-Year Revolving Credit Facility and our commercial paper program.  Additionally, we did not repurchase any of our ordinary shares in the first quarter of 2008 compared to $400 million of repurchases in the same period of 2007.

Acquisitions, Dispositions and Capital Expenditures

Acquisitions—With the completion of the Transactions, we intend to focus on the repayment of debt in 2008 and 2009.  Nevertheless, we could, from time to time, review possible acquisitions of businesses and drilling rigs and may in the future make significant capital commitments for such purposes.  We may also consider investments related to major rig upgrades or new rig construction.  Any such acquisition, upgrade or new rig construction could involve the payment by us of a substantial amount of cash or the issuance of a substantial number of additional ordinary shares or other securities.  In addition, from time to time, we review possible dispositions of drilling units.

Dispositions—During the three months ended March 31, 2008, we completed the sale of two of our Standard Jackups (GSF Adriatic III and GSF High Island I).  We received cash proceeds of $220 million associated with the sale, which had no effect on earnings.

Index

Capital Expenditures—Capital expenditures, including capitalized interest of $30 million, totaled $769 million during the three months ended March 31, 2008, substantially all of which related to the Contract Drilling segment.  The following table summarizes actual capital expenditures including capitalized interest, for our major construction and conversion projects incurred through March 31, 2008 and expected in future years (in millions):

	Total costs through March 31, 2008	Expected costs for the remainder of 2008	Estimated costs thereafter	Total estimated cost at completion

Discoverer Clear Leader	$470	$165	$—	$635
Sedco 700-series upgrades	442	160	—	602
GSF Development Driller III (a)	369	210	45	624
Discoverer Americas	368	120	135	623
Dhirubhai Deepwater KG1 (b)	365	50	280	695
Discoverer Inspiration	344	120	215	679
Dhirubhai Deepwater KG2 (b)	179	200	315	694
HHI Newbuild Drillship (a)	217	10	515	742
Discoverer Luanda	228	130	285	643
Enhanced Enterprise-class drillship no. 5	—	360	370	730
Capitalized interest	122	110	190	422
Total	$3,104	$1,635	$2,350	$7,089
_________________
(a)
Total costs include our initial investments in GSF Development Driller III and the HHI Newbuild Drillship of $356 million and $109 million, respectively, representing the estimated fair values of the rigs at the time of the Merger.

(b)
The costs for Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2 represent 100 percent of expenditures incurred ($277 million and $178 million, respectively) prior to our investment in TPDI, and 100 percent of expenditures incurred since our investment in the joint venture.  However, our joint venture partner, Pacific Drilling, is responsible for 50 percent of these costs.

During 2008, we expect capital expenditures to be approximately $3.2 billion, including approximately $2.2 billion for our major construction and conversion projects. The level of our capital expenditures is partly dependent upon the actual level of operational and contracting activity and the level of capital expenditures for which our customers agree to reimburse us.  Our expected capital expenditures during 2008 do not include amounts that would be incurred as a result of other possible newbuild opportunities.

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

Index

Sources and Uses of Liquidity

We expect to use existing cash balances, internally generated cash flows, proceeds from the issuance of new debt and proceeds from asset sales to fulfill anticipated obligations such as scheduled debt maturities, capital expenditures and working capital needs.  We do not currently expect to make any additional share repurchases under our previously authorized share repurchase program. From time to time, we may also use bank lines of credit and commercial paper borrowing to maintain liquidity for short-term cash needs.

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

Bank Credit Agreements—In March 2008, we entered into the Term Loan and borrowed $1.925 billion under the term credit facility.  Borrowings may be made under the facility (1) at the base rate, determined as the greater of (A) the fluctuating commercial loan rate announced by Citibank, N.A. in New York and (B) the sum of the weighted average overnight federal funds rate published by the Federal Reserve Bank of New York plus 50 basis points, and (2) at the London Interbank Offered Rate (“LIBOR”) plus 45 basis points, based on current credit ratings.  The facility may be prepaid in whole or in part without premium or penalty.  The facility contains certain covenants, including a leverage ratio covenant that applies as of June 30, 2008 through September 30, 2009 and a debt to total tangible capitalization covenant that applies thereafter.  Borrowings under the facility are subject to acceleration upon the occurrence of events of default.  The credit facility terminates on March 13, 2010.  At April 30, 2008, we had $2.0 billion outstanding under this credit facility at a weighted-average interest rate of 3.15 percent.

In September 2007, we entered into a $15.0 billion, one-year senior unsecured bridge loan facility (“Bridge Loan Facility”).  At April 30, 2008, we had $675 million outstanding under this facility at a weighted-average interest rate of 3.23 percent.

We have access to a bank line of credit under a $2.0 billion, five-year revolving credit facility (“Five-Year Revolving Credit Facility”). At April 30, 2008, we had $250 million outstanding under this facility at a weighted-average interest rate of 3.10 percent.

In December 2007, we entered into a credit agreement for a 364-day, $1.5 billion revolving credit facility (“364-Day Revolving Credit Facility”).  The 364-Day Revolving Credit Facility bears interest, at our option, at either (1) a base rate, determined as the greater of (a) the prime loan rate or (b) the federal funds effective rate plus 0.50 percent, or (2) the reserve-adjusted LIBOR plus the applicable margin, which is based upon our non-credit enhanced senior unsecured long-term debt rating (“Debt Rating”).  A facility fee, varying from 0.05 percent to 0.15 percent depending on our Debt Rating, is incurred on the daily amount of the underlying commitment, whether used or unused, throughout the term of the facility.  A utilization fee, varying from 0.05 percent to 0.10 percent depending on our Debt Rating, is payable if amounts outstanding under the 364-Day Revolving Credit Facility are greater than or equal to 50 percent of the total underlying commitment.  The 364-Day Revolving Credit Facility may be prepaid in whole or in part without premium or penalty.  At April 30, 2008, no amounts were outstanding under this facility.

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

Index

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

In December 2007, we entered into a commercial paper program (the “Program”), the proceeds of which we are required to use to repay outstanding borrowings under the Bridge Loan Facility or the 364-Day Revolving Credit Facility.  The Five-Year Revolving Credit Facility and the 364-Day Revolving Credit Facility provide liquidity for the Program.  At April 30, 2008, $1.4 billion was outstanding under the Program at a weighted-average interest rate of 3.15 percent.

Contractual Obligations—There have been no material changes from the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2007.

As of March 31, 2008, the total unrecognized tax benefit related to uncertain tax positions, net of prepayments, was $468 million.  Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Commercial Commitments—As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.

We have established a wholly-owned captive insurance company which insures various risks of our operating subsidiaries.  Access to the cash investments of the captive insurance company may be limited due to local regulatory restrictions.  The cash investments are currently expected to rise to approximately $135 million by the end of 2008.

Index

Operating Results

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Following is an analysis of our operating results.  See “—Overview” for a definition of revenue earning days, utilization and average daily revenue.

	Three months ended
	March 31,
	2008	2007	Change	% Change
	(In millions, except day amounts and percentages)

Revenue earning days	11,525	6,430	5,095	79%
Utilization	91%	88%	n/a	3%
Average daily revenue	$229,000	$198,000	$31,000	16%

Contract drilling revenues	$2,640	$1,273	$1,367	n/m
Contract intangible revenues	224	—	224	100%
Other revenues	246	55	191	n/m
	3,110	1,328	1,782	n/m
Operating and maintenance expense	(1,157)	(568)	(589)	n/m
Depreciation, depletion and amortization	(367)	(100)	(267)	n/m
General and administrative expense	(49)	(26)	(23)	88%
Gain from disposal of assets, net	3	23	(20)	(87)%
Operating income	1,540	657	883	n/m
Other (income) expense, net
Interest income	13	5	8	n/m
Interest expense, net of amounts capitalized	(137)	(37)	(100)	n/m
Loss on retirement of debt	(2)	—	(2)	100%
Other, net	(6)	13	(19)	n/m
Income tax expense	(218)	(85)	(133)	n/m
Minority interest	(1)	—	(1)	100%
Net income	$1,189	$553	$636	n/m
_________________
“n/a” means not applicable
“n/m” means not meaningful

Contract drilling revenues increased primarily due to higher average daily revenue across the fleet and as a result of the inclusion of GlobalSantaFe’s operations during the first three months of 2008 which contributed $991 million of the increase in revenues.  Revenues from nine rigs that were out of service for a portion of 2007 contributed $130 million, and the reactivation of two rigs during 2007 contributed to higher utilization and increased revenue of $25 million.  Partially offsetting these increases were lower revenues of $10 million on eight rigs that were out of service in 2008 for shipyard, mobilization or maintenance projects and lower revenues of $12 million from two rigs sold in 2007.

Contract intangible revenues of $224 million were recognized as a result of the fair market valuation of GlobalSantaFe drilling contracts in effect at the time of the Merger with no corresponding revenue in the prior year period.

Other revenues for the three months ended March 31, 2008 increased $191 million primarily due to a $164 million increase in non-drilling revenue as a result of the inclusion of three months of GlobalSantaFe’s operations, a $26 million increase in integrated services revenue and a $9 million increase in client reimbursable revenue.

Index

Operating and maintenance expenses increased by $589 million primarily from the inclusion of GlobalSantaFe’s operations during the first three months of 2008.  Other contributing factors included higher labor costs, increased integrated service activity, vendor price increases and higher reimbursable costs.

Depreciation, depletion and amortization increased primarily due to $237 million of depreciation of property and equipment acquired in the Merger and the inclusion of GlobalSantaFe’s operations during the first three months of 2008, including $9 million of amortization of intangible assets from our drilling management services and $9 million of depletion on intangible costs from our oil and gas properties.

The increase in general and administrative expense during the first three months of 2008 was primarily due to $10 million related to the inclusion of GlobalSantaFe’s operations, $8 million related to general operating costs, including $4 million in legal expenses, and $4 million related to personnel expenses.

During the three months ended March 31, 2008, we recognized net gains of $3 million related to rig sales and disposal of other assets.  During the three months ended March 31, 2007, we recognized net gains of $23 million related to rig sales and disposal of other assets.

The increase in interest income was primarily due to investment income recognized on legacy GlobalSantaFe investments during the first quarter of 2008 with no comparable activity during the same period of 2007.

The increase in interest expense was primarily attributable to $120 million resulting from the issuance of new debt subsequent to the first quarter of 2007.  In addition, $9 million of the increase was from debt assumed in the Merger, including $4 million from debt due to affiliates.  Partially offsetting this increase were reductions of $17 million related to increased capitalized interest during the first quarter of 2008 and $15 million due to debt repaid subsequent to the first quarter of 2007.

The decrease in other, net was primarily due to $15 million of income recognized during the first quarter of 2007 as a result of a settlement of patent litigation with GlobalSantaFe with no comparable income during the same period of 2008.  In addition, we recognized foreign exchange loss of $8 million primarily related the U.K. pound during the first quarter of 2008 with no comparable loss during the same period of 2007.

We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  There is no expected relationship between the provision for income taxes and income before income taxes.  The estimated annual effective tax rates at March 31, 2008 and 2007 were 13.5 percent and 13.7 percent, respectively, based on estimated 2008 and 2007 annual income before income taxes after adjusting for certain items such as net gains on sales of assets and prior period adjustments.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  For the three months ended March 31, 2008, the impact of the various discrete items was a net expense of $27 million resulting in a tax rate of 15.5 percent on earnings before income taxes.  For the three months ended March 31, 2007, the impact of the various discrete period tax items was a net benefit of $1 million, resulting in a tax rate of 13.3 percent on earnings before income taxes.

Severance Plans

In connection with the Merger, we established a plan to consolidate operations and administrative functions post-Merger.  As of March 31, 2008, we have identified 218 employees who have been or will be involuntarily terminated pursuant to this plan.  The estimated severance-related costs for the affected employees of the legacy GlobalSantaFe companies of $25 million was recorded as a liability as part of the accounting for the Merger.  The estimated severance-related costs for the affected employees of the legacy Transocean companies of $8 million is being recognized as operating and maintenance expense or general and administrative expense over the service period of the affected employees.  We recognized $2 million of such expense in the first quarter of 2008.  The termination benefits are being paid as salary continuation over a period of between six and 24 months.  Through March 31, 2008 we have paid $4 million in termination benefits under the plan, including $3 million in the first quarter of 2008.  We expect to accrue substantially all of the remaining amounts by the end of the first quarter of 2009.

Index

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements.  This discussion should be read in conjunction with disclosures included in the notes to our condensed consolidated financial statements related to estimates, contingencies and new accounting pronouncements.  Significant accounting policies are discussed in Note 2 to our condensed consolidated financial statements included elsewhere and in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

For a discussion of the critical accounting estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2007.  There have been no material changes to these estimates during the three months ended March 31, 2008.  These estimates require significant judgments and estimates used in the preparation of our consolidated financial statements.  Management has discussed each of these critical accounting judgments and estimates with the audit committee of the board of directors.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but rather provides guidance for the application of fair value measurements required in other accounting pronouncements and seeks to eliminate inconsistencies in the application of such guidance among those other standards.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We have adopted those provisions of SFAS 157 that were unaffected by the delay in the first quarter of 2008.  Such adoption did not have a material effect on our consolidated statement of financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for noncontrolling interests, also known as minority interests, in a subsidiary and for the deconsolidation of a subsidiary.  It requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements and requires that consolidated net income attributable to the parent and to the noncontrolling interests be shown separately on the face of the income statement.  SFAS 160 also requires, among other things, that noncontrolling interests in formerly consolidated subsidiaries be measured at fair value.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  We will be required to adopt SFAS 160 in the first quarter of 2009.  Management is currently evaluating the requirements of SFAS 160 and has not yet determined what impact the adoption will have on our consolidated statement of financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R replaces SFAS No. 141, Business Combinations and, among other things, (1) provides more specific guidance with respect to identifying the acquirer in a business combination, (2) broadens the scope of business combinations to include all transactions in which one entity gains control over one or more other businesses and (3) requires costs incurred to effect the acquisition (acquisition-related costs) and anticipated restructuring costs of the acquired company to be recognized separately from the acquisition.  SFAS 141R applies prospectively to business combinations for which the acquisition date occurs in fiscal years beginning after December 15, 2008.  We will be required to adopt the principles of SFAS 141R with respect to business combinations occurring on or after January 1, 2009.  Due to the prospective application requirement, we are unable to determine what effect, if any, the adoption of SFAS 141R will have on our consolidated statement of financial position, results of operations or cash flows.

Index

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  We will be required to adopt SFAS 161 in the first quarter of 2009.  We currently do not have any derivative financial instruments subject to accounting or disclosure under SFAS 133; therefore, we do not expect the adoption of SFAS 161 to have any effect on our consolidated statement of financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, requiring prospective application to intangible assets acquired after the effective date.  We will be required to adopt the principles of FSP 142-3 with respect to intangible assets acquired on or after January 1, 2009.  Due to the prospective application requirement, we are unable to determine what effect, if any, the adoption of FSP 142-3 will have on our consolidated statement of financial position, results of operations or cash flows.

Recent Accounting Developments

In August 2007, the FASB issued for comment Proposed FSP No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (the “Exposure Draft”), which would, among other things, require the issuer of a convertible debt instrument to separately account for the liability and equity components of the instrument and reflect interest expense at the entity’s market rate of borrowing for non-convertible debt instruments.  If adopted, the Exposure Draft would require retrospective restatement of all periods presented with the cumulative effect of the change in accounting principle on periods prior to those presented being recognized as of the beginning of the first period presented.  In its meeting on March 26, 2008, the FASB reaffirmed the scope of the Exposure Draft and directed the staff to draft a final FSP for vote by written ballot.  Additionally, the FASB agreed to postpone the effective date that was originally proposed, recommending the Exposure Draft become effective in the first reporting period beginning after December 15, 2008, including the interim periods within the year of adoption.  We have not yet determined the impact that the proposed accounting guidance set forth in the Exposure Draft would have on our consolidated financial statements if it were to be adopted in its current form.  However, the impact could be significant, given the $6.6 billion principal amount of convertible senior notes we currently have outstanding.

Index

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term and short-term debt as well as invested cash balances.  These matters have been previously discussed and reported in our Annual Report on Form 10-K for the year ended December 31, 2007.  There have been no material changes to these previously reported matters during the three months ended March 31, 2008.

Foreign Exchange Risk

Our international operations expose us to foreign exchange risk.  These matters have been previously discussed and reported in our Annual Report on Form 10-K for the year ended December 31, 2007.  There have been no material changes to these previously reported matters during the three months ended March 31, 2008.

ITEM 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes to our internal controls during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We have certain actions or claims pending as discussed and reported in Notes to Condensed Consolidated Financial Statements Note 10—Contingencies.  We are also involved in various tax matters as described in Notes to Condensed Consolidated Financial Statements Note 7—Income Taxes.  We are also involved in a number of lawsuits which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters specifically described above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Index

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2007 includes, under “Item 1A. Risk Factors,” a discussion of many of the risks inherent in our business and in the oil and gas industry as a whole, many of which are beyond our control.  Additional information regarding certain of those risks is set forth in this Item 1A.

Our shipyard projects are subject to delays and cost overruns.

We have committed to a total of nine deepwater newbuild rig projects and the Sedco 706 rig upgrade. We are also discussing other potential newbuild opportunities with several of our oil and gas company and government-controlled clients. We also have a variety of other more limited shipyard projects at any given time. These shipyard projects are subject to the risks of delay or cost overruns inherent in any such construction project resulting from numerous factors, including the following:

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

On July 25, 2007, our legal representatives met with the DOJ in response to a notice we received requesting such a meeting regarding our engagement of Panalpina Inc. for freight forwarding and other services in the United States and abroad. The DOJ informed us that it is conducting an investigation of alleged FCPA violations by oil service companies who used Panalpina Inc. and other brokers in Nigeria and other parts of the world.  We developed an investigative plan which has continued to be amended and which would allow us to review and produce relevant and responsive information requested by the DOJ and SEC. The investigation was expanded to include one of our agents for Nigeria. This investigation and the legacy GlobalSantaFe investigation are being conducted by outside counsel who reports directly to the audit committee of our board of directors.  Our outside counsel has coordinated their efforts with the DOJ and the SEC with respect to the implementation of our investigative plan, including keeping the DOJ and SEC apprised of the scope and details of the investigation and producing relevant information in response to their requests.

We cannot predict the ultimate outcome of these investigations, the total costs to be incurred in completing the investigations, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, we could be subject to fines, sanctions or other penalties. Our investigation includes a review of amounts paid to and by customs brokers in connection with the obtaining of permits for the temporary importation of vessels and the clearance of goods and materials. These permits and clearances are necessary in order for us to operate our vessels in certain jurisdictions. There is a risk that we may not be able to obtain import permits or renew temporary importation permits in West African countries, including Nigeria, in a manner that complies with the FCPA. As a result, we may not have the means to renew temporary importation permits for rigs located in the relevant jurisdictions as they expire or to send goods and equipment into those jurisdictions, in which event we may be forced to terminate the pending drilling contracts and relocate the rigs or leave the rigs in these countries and risk permanent importation issues, either of which could have an adverse effect on our financial results. In addition, termination of drilling contracts could result in damage claims by customers.

Our labor costs and the operating restrictions under which we operate could increase as a result of collective bargaining negotiations and changes in labor laws and regulations.

Some of our employees, most of whom work in the U.K., Nigeria and Norway, are represented by collective bargaining agreements.  In addition, some of our contracted labor work under collective bargaining agreements.  Many of these represented individuals are working under agreements that are subject to ongoing salary negotiation in 2008. These negotiations could result in higher personnel expenses, other increased costs or increased operating restrictions. Additionally, the unions in the U.K. have sought an interpretation of the application of the Working Time Regulations to the offshore sector. The Tribunal has recently issued its decision in favor of the unions and held, in part, that offshore workers are entitled to another fourteen days of annual leave. We have taken appeal in the first instance to the Employment Appeal Tribunal. The application of the Working Time Regulations to the offshore sector could result in higher labor costs and could undermine our ability to obtain a sufficient number of skilled workers in the U.K.

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

We maintain broad insurance coverage, including coverage for property damage, occupational injury and illness, and general and marine third-party liabilities. Property damage insurance covers against marine and other perils, including losses due to capsizing, grounding, collision, fire, lightning, hurricanes and windstorms (excluding named storms in the U.S. Gulf of Mexico and war perils worldwide, for which we generally have no coverage), action of waves, punch-throughs, cratering, blowouts and explosion. However, we maintain large self-insured deductibles for damage to our offshore drilling equipment and third-party liabilities.  Generally, our turnkey drilling contracts include provisions that limit ADTI’s liability associated with well blowouts to $50 million.  Effective May 1, 2008, we elected to self-insure coverage for expenses to ADTI and CMI related to well control and redrill liability for well blowouts.

With respect to hull and machinery we generally maintain a $125 million deductible per occurrence, subject to a $250 million annual aggregate deductible. In the event that the $250 million annual aggregate deductible has been exceeded, the hull and machinery deductible becomes $10 million per occurrence. However, in the event of a total loss or a constructive total loss of a drilling unit, then such loss is fully covered by our insurance with no deductible. For general and marine third-party liabilities we generally maintain a $10 million per occurrence deductible on personal injury liability for crew claims ($5 million for non-crew claims) and a $5 million per occurrence deductible on third-party property damage. We also self-insure the primary $50 million of liability limits in excess of the $5 million and $10 million per occurrence deductibles described in the prior sentence.

Pollution and environmental risks generally are not totally insurable. If a significant accident or other event occurs and is not fully covered by insurance or an enforceable or recoverable indemnity from a client, it could adversely affect our consolidated statement of financial position, results of operations or cash flows.

The amount of our insurance may be less than the related impact on enterprise value after a loss. We do not generally have hull and machinery coverage for losses due to hurricanes in the U.S Gulf of Mexico and war perils worldwide. Our insurance coverage will not in all situations provide sufficient funds to protect us from all liabilities that could result from our drilling operations. Our coverage includes annual aggregate policy limits. As a result, we retain the risk through self-insurance for any losses in excess of these limits. We do not carry insurance for loss of revenue and certain other claims may also not be reimbursed by insurance carriers. Any such lack of reimbursement may cause us to incur substantial costs. In addition, we could decide to retain substantially more risk through self-insurance in the future. Moreover, no assurance can be made that we will be able to maintain adequate insurance in the future at rates we consider reasonable or be able to obtain insurance against certain risks. As of May 1, 2008, all of the rigs that we owned or operated were covered by existing insurance policies.

Index

A loss of a major tax dispute or a successful tax challenge to our operating structure, intercompany pricing policies or the taxable presence of our key subsidiaries in certain countries could result in a higher tax rate on our worldwide earnings, which could result in a significant negative impact on our earnings and cash flows from operations.

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

Our income tax returns are subject to review and examination. We do not recognize the benefit of income tax positions we believe are more likely than not to be disallowed upon challenge by a tax authority. If any tax authority successfully challenges our operational structure, intercompany pricing policies or the taxable presence of our key subsidiaries in certain countries; or if the terms of certain income tax treaties are interpreted in a manner that is adverse to our structure; or if we lose a material tax dispute in any country, particularly in the U.S., Norway or Brazil, our effective tax rate on our worldwide earnings could increase substantially and our earnings and cash flows from operations could be materially adversely affected. For example, there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States (or maintaining a permanent establishment under an applicable treaty), so we cannot be certain that the Internal Revenue Service (IRS) will not contend successfully that we or any of our key subsidiaries are engaged in a trade or business in the United States (or, when applicable, maintains a permanent establishment in the United States).  If we or any of our key subsidiaries were considered to be engaged in a trade or business in the United States (when applicable, through a permanent establishment), we could be subject to U.S. corporate income and additional branch profits taxes on the portion of our earnings effectively connected to such U.S. business, in which case our effective tax rate on worldwide earnings could increase substantially, and our earnings and cash flows from operations and your investment could be adversely affected.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook–Tax Matters.”

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

Legislation is periodically introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies that have legal domiciles outside the United States but have certain U.S. connections.  Examples include, but are not limited to, legislative proposals that would broaden the circumstances in which a non-U.S. company would be considered a U.S. resident and a proposal that could limit treaty benefits on certain payments by U.S. subsidiaries to non-U.S. affiliates. Such legislation, if enacted into law, could cause a material increase in our tax liability and effective tax rate, which could result in a significant negative impact on our earnings and cash flows from operations. In addition, our income tax returns are subject to review and examination in various jurisdictions in which we operate.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook–Tax Matters.”

Index

The Organization for Economic Cooperation and Development, or OECD, has instituted a program to eliminate harmful tax practices, which could adversely affect our tax status in the Cayman Islands or could result in tax-related measures by other countries that could affect us.

The OECD has published reports and launched a global dialog among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated April 18, 2002 and updated as of August 2007, the Cayman Islands was not listed as an “uncooperative tax haven.” The Cayman Islands has signed a letter committing itself to eliminate harmful tax practices, including the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activities. We are not able to predict what changes will arise from the commitment, whether such changes will subject us to additional taxes, or what tax-related changes, if any, might be taken by other countries that could affect us.

The anticipated benefits of the Merger may not be realized, and there may be difficulties in integrating our operations.

We merged with GlobalSantaFe on November 27, 2007, with the expectation that the Merger would result in various benefits, including, among other things, synergies, cost savings and operating efficiencies. We may not achieve these benefits at the levels expected or at all.

We may not be able to integrate our operations with those of GlobalSantaFe without a loss of employees, customers, a loss of revenues, an increase in operating or other costs or other difficulties.  Recently, several of our senior executives have resigned which could have an adverse impact on our business and on the integration of our operations following the Merger. In addition, we may not be able to realize the operating efficiencies, synergies, cost savings or other benefits expected from the Merger. Any unexpected delays incurred in connection with the integration could have an adverse effect on our business, results of operations or financial condition.

Our business has changed as a result of our recent combination with GlobalSantaFe.

Our business has changed as a result of our recent combination with GlobalSantaFe. Following the Merger, our relative exposure to the jackup market has increased. Portions of the jackup market have in recent periods experienced lower dayrates than in previous periods. Additionally, as a result of the Merger, we are now engaged in drilling management services including turnkey drilling operations and own interests in oil and gas properties, which will expose us to additional risks.

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
January 2008	1,499	$141.26	—	$600
February 2008	1,421	$125.33	—	$600
March 2008	—	—	—	$600
Total	2,920	$133.51	—	$600
_________________
(1)
Total number of shares purchased in the first three months of 2008 consists of shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan.

(2)
In May 2006, our board of directors authorized an increase in the amount of ordinary shares which may be repurchased pursuant to our share repurchase program to $4.0 billion from $2.0 billion, which was previously authorized and announced in October 2005.  The shares may be repurchased from time to time in open market or private transactions.  The repurchase program does not have an established expiration date and may be suspended or discontinued at any time.  Under the program, repurchased shares are retired and returned to unissued status.  From inception through March 31, 2008, we have repurchased a total of 46.9 million of our ordinary shares at a total cost of $3.4 billion.  We do not currently expect to make any additional share repurchases under the program in the near future.

Item 6. Exhibits

(a)	Exhibits

The following exhibits are filed in connection with this Report:

Number    Description

*4.1
Term Credit Agreement dated as of March 13, 2008 among Transocean Inc., the lenders parties thereto and Citibank, N.A., as Administrative Agent, Calyon New York Branch and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Fortis Bank SA/NV, New York Branch, as Co-Documentation Agents, and Citigroup Global Markets, Inc., Calyon New York Branch and J.P.Morgan Securities Inc., as Joint Lead Arrangers and Bookrunners (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 18, 2008)

†31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________________________
* Incorporated by reference as indicated.
† Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2008.

TRANSOCEAN INC.

By:	/s/ Gregory L. Cauthen
Gregory L. Cauthen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ John H. Briscoe
John H. Briscoe
Vice President and Controller
(Principal Accounting Officer)