Form 10-Q
period 2008-06-30
TRANSOCEAN INC
filed 2008-08-06
CIK 1083269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 333-75899

______________________

TRANSOCEAN INC.

(Exact name of registrant as specified in its charter)

______________________

Cayman Islands	66-0582307
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
4 Greenway Plaza, Houston, Texas (Address of principal executive offices) 70 Harbour Drive, Grand Cayman, Cayman Islands (Address of principal executive offices)	77046 (Zip Code) KY1-1003 (Zip Code)

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

As of July 25, 2008, 319,029,423 ordinary shares, par value $0.01 per share, were outstanding.

TRANSOCEAN INC.

INDEX TO FORM 10-Q

QUARTER ENDED JUNE 30, 2008

PART I – FINANCIAL INFORMATION		Page
Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Operations
	Three and six months ended June 30, 2008 and 2007	1

	Condensed Consolidated Balance Sheets
	June 30, 2008 and December 31, 2007	2

	Condensed Consolidated Statements of Cash Flows
	Three and six months ended June 30, 2008 and 2007	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 4.	Submission of Matters to a Vote of Security Holders	45

Item 6.	Exhibits	46

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Operating revenues
Contract drilling revenues	$2,587	$1,360	$5,227	$2,633
Contract drilling intangible revenues	190	—	414	—
Other revenues	325	74	571	129
	3,102	1,434	6,212	2,762
Costs and expenses
Operating and maintenance	1,364	627	2,521	1,195
Depreciation, depletion and amortization	337	101	704	201
General and administrative	45	29	94	55
	1,746	757	3,319	1,451
Gain (loss) from disposal of assets, net	(6)	(1)	(3)	22
Operating income	1,350	676	2,890	1,333

Other income (expense), net
Interest income	10	5	23	10
Interest expense, net of amounts capitalized	(111)	(33)	(248)	(70)
Other, net	(3)	(5)	(11)	8
	(104)	(33)	(236)	(52)

Income before income taxes and minority interest	1,246	643	2,654	1,281
Income tax expense	140	93	358	178
Minority interest	(1)	1	—	1

Net income	$1,107	$549	$2,296	$1,102

Earnings per share
Basic	$3.48	$2.73	$7.22	$5.45
Diluted	$3.45	$2.63	$7.15	$5.24

Weighted average shares outstanding
Basic	318	202	318	202
Diluted	321	210	321	211

See accompanying notes.

TRANSOCEAN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$976	$1,241
Accounts receivable, net of allowance for doubtful accounts of $62 and $50 at June 30, 2008 and December 31, 2007, respectively	2,478	2,370
Materials and supplies, net of allowance for obsolescence of $23 and $22 at June 30, 2008 and December 31, 2007, respectively	414	333
Deferred income taxes, net	84	119
Assets held for sale	567	—
Other current assets	212	233
Total current assets	4,731	4,296

Property and equipment	24,661	24,545
Less accumulated depreciation	4,277	3,615
Property and equipment, net	20,384	20,930
Goodwill	8,351	8,219
Other assets	1,011	919
Total assets	$34,477	$34,364

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$861	$805
Accrued income taxes	182	99
Debt due within one year	2,145	6,172
Other current liabilities	732	826
Total current liabilities	3,920	7,902

Long-term debt	13,134	11,085
Deferred income taxes, net	734	681
Other long-term liabilities	1,719	2,125
Total long-term liabilities	15,587	13,891

Commitments and contingencies

Minority interest	5	5

Preference shares, $0.10 par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value; 800,000,000 shares authorized, 319,044,814 and 317,222,909 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	3	3
Additional paid-in capital	10,907	10,799
Accumulated other comprehensive loss	(47)	(42)
Retained earnings	4,102	1,806
Total shareholders’ equity	14,965	12,566
Total liabilities and shareholders’ equity	$34,477	$34,364

See accompanying notes.

TRANSOCEAN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Cash flows from operating activities
Net income	$1,107	$549	$2,296	$1,102
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of drilling contract intangibles	(190)	—	(414)	—
Depreciation, depletion and amortization	337	101	704	201
Share-based compensation expense	11	9	33	19
(Gain) loss from disposal of assets, net	6	1	3	(22)
Deferred revenue, net	7	4	25	38
Deferred expenses, net	(145)	(6)	(129)	(13)
Deferred income taxes	(31)	(5)	(56)	(7)
Other, net	(6)	5	(18)	4
Changes in operating assets and liabilities	(85)	(51)	49	(61)
Net cash provided by operating activities	1,011	607	2,493	1,261

Cash flows from investing activities
Capital expenditures	(420)	(290)	(1,189)	(755)
Proceeds from disposal of assets, net	93	2	347	41
Joint ventures and other investments, net	—	—	(3)	(3)
Net cash used in investing activities	(327)	(288)	(845)	(717)

Cash flows from financing activities
Borrowings (repayments) under commercial paper program, net	(171)	—	1,145	—
Repayments under revolving credit facilities, net	(180)	(190)	(1,500)	—
Proceeds from debt	75	—	2,051	—
Repayments of debt	(1,040)	(230)	(3,673)	(230)
Payments made upon exercise of warrants, net	—	—	(4)	—
Proceeds from issuance of ordinary shares under share-based compensation plans, net	34	40	61	55
Repurchase of ordinary shares	—	—	—	(400)
Tax benefit from issuance of ordinary shares under share-based compensation plans	8	4	11	9
Other, net	(1)	—	(4)	—
Net cash used in financing activities	(1,275)	(376)	(1,913)	(566)
Net decrease in cash and cash equivalents	(591)	(57)	(265)	(22)
Cash and cash equivalents at beginning of period	1,567	502	1,241	467
Cash and cash equivalents at end of period	$976	$445	$976	$445

See accompanying notes.

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Nature of Business and Principles of Consolidation

Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells. Our mobile offshore drilling fleet is considered one of the most modern and versatile fleets in the world. We specialize in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services. We contract our drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. At June 30, 2008, we owned, had partial ownership interests in or operated 137 mobile offshore drilling units. As of this date, our fleet consisted of 39 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 29 Midwater Floaters, 10 High-Specification Jackups, 55 Standard Jackups and four Other Rigs. In addition, as of June 30, 2008, we had ten Ultra-Deepwater Floaters under construction or contracted for construction (see Note 4—Drilling Fleet Expansion and Upgrades).

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

For investments in joint ventures and other entities that do not meet the criteria of a variable interest entity or where we are not deemed to be the primary beneficiary for accounting purposes of those entities that meet the variable interest entity criteria, we use the equity method of accounting where we have the ability to exercise significant influence. We use the cost method of accounting for investments in unconsolidated affiliates where we do not have significant influence over the unconsolidated affiliate. We consolidate those investments that meet the criteria of a variable interest entity where we are deemed to be the primary beneficiary for accounting purposes and for entities in which we have a majority voting interest. Intercompany transactions and accounts are eliminated.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation—Our accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements. The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any future period.

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

We accounted for the Reclassification as a reverse stock split and a dividend, which required restatement of our historical weighted average shares outstanding, historical earnings per share and other share-based calculations for prior periods. All references in our financial statements to number of shares and per share amounts have been retroactively restated to reflect the decreased number of our ordinary shares issued and outstanding as a result of this accounting treatment, unless otherwise noted.

The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Accounting Estimates—The preparation of financial statements that comply with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, materials and supplies obsolescence, investments, intangible assets and goodwill, property and equipment and other long-lived assets, income taxes, workers’ insurance, share-based compensation, pensions and other postretirement benefits, other employment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from such estimates.

Total Comprehensive Income—Total comprehensive income for the three and six months ended June 30, 2008 was $1,107 million and $2,296 million, respectively, while total comprehensive income for the three and six months ended June 30, 2007 was $549 million and $1,102 million, respectively. Other comprehensive income did not contain any material items for any of the periods presented.

Capitalized Interest—We capitalize interest costs for qualifying construction and upgrade projects. We capitalized interest costs on construction work in progress of $30 million and $59 million for the three and six months ended June 30, 2008, respectively. Capitalized interest for the three and six months ended June 30, 2007 was $15 million and $28 million, respectively.

Segments—Prior to the Merger, we operated in one business segment. As a result of the Merger, we have established two reportable segments: (1) Contract Drilling and (2) Other. Drilling management services and oil and gas properties do not separately meet the quantitative thresholds for determining reportable segments and are combined for reporting purposes in the Other segment.

Share-Based Compensation—Share-based compensation expense for the three and six months ended June 30, 2008 was $11 million ($10 million, or $0.03 per diluted share, net of tax) and $33 million ($29 million, or $0.09 per diluted share, net of tax), respectively. Share-based compensation expense for the three and six months ended June 30, 2007 was $9 million ($7 million, or $0.03 per diluted share, net of tax) and $19 million ($16 million, or $0.08 per diluted share, net of tax), respectively. Additionally, tax deduction benefits in excess of recognized compensation costs, reported in financing cash flows, were $8 million and $11 million for the three and six months ended June 30, 2008, respectively, and $4 million and $9 million for the three and six months ended June 30, 2007, respectively.

Income Taxes—Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) clarifies the accounting for income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. It prescribes a minimum recognition threshold and measurement attribute for recognizing and measuring the benefit of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 7—Income Taxes.

New Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather provides guidance for the application of fair value measurements required in other accounting pronouncements and seeks to eliminate inconsistencies in the application of such guidance among those other standards. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 to

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In the first quarter 2008, we adopted those provisions of SFAS 157 that were unaffected by the delay. Such adoption did not have a material effect on our consolidated statement of financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests, also known as minority interests, in a subsidiary and for the deconsolidation of a subsidiary. It requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements and requires that consolidated net income attributable to the parent and to the noncontrolling interests be shown separately on the face of the income statement. SFAS 160 also requires, among other things, that noncontrolling interests in formerly consolidated subsidiaries be measured at fair value upon losing control. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We will be required initially to adopt SFAS 160 in 2009. We are currently evaluating the requirements of SFAS 160 and have not yet determined the impact that the adoption will have on our consolidated statement of financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, Business Combinations and, among other things, (1) changes previous guidance so as to require that primarily all acquired assets, liabilities, minority interest and certain contingencies be measured at fair value, (2) broadens the scope of business combinations to include all transactions in which one entity gains control over one or more other businesses and (3) requires costs incurred to effect the acquisition (acquisition-related costs) and anticipated restructuring costs of the acquired company to be recognized separately from the acquisition. SFAS 141R applies prospectively to business combinations for which the acquisition date occurs in fiscal years beginning after December 15, 2008. We will be required to adopt the principles of SFAS 141R with respect to business combinations occurring on or after January 1, 2009. Due to the prospective application requirement, we are unable to determine what effect, if any, the adoption of SFAS 141R will have on our consolidated statement of financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We will be required to adopt SFAS 161 in the first quarter of 2009. We are currently evaluating the requirements of SFAS 161 and have not yet determined what impact the adoption will have on our consolidated statement of financial position, results of operations or cash flows.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the U.S. SFAS 162 shall be effective 60 days following the SEC’s approval of certain amendments to auditing standards proposed by the Public Company Accounting Oversight Board. We do not expect the adoption of SFAS 162 to have an effect on our consolidated statement of financial position, results of operations or cash flows.

In May 2008, the FASB also issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which requires the issuer of a convertible debt instrument to separately account for the liability and equity components of the instrument and reflect interest expense at the entity’s market rate of borrowing for non-convertible debt instruments. FSP APB 14-1 requires retrospective restatement of all periods presented with the cumulative effect of the change in accounting principle on prior periods being

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

recognized as of the beginning of the first period presented. The adoption of FSP APB 14-1 will have an effect on the accounting, both retrospectively and prospectively, for our 1.625% Series A Convertible Senior Notes due December 2037, 1.50% Series B Convertible Senior Notes due December 2037 and 1.50% Series C Convertible Senior Notes due December 2037 and, retrospectively, for our previously redeemed 1.5% Convertible Debentures due May 2021. Aside from a reduction of debt balances and an increase to shareholders’ equity on our consolidated balance sheets for each period presented, we expect the retrospective application of FSP APB 14-1 will result in an non-cash increase to our annual historical interest expense, net of amounts capitalized, of approximately $9 million and $176 million for 2007 and 2008, respectively. Additionally, we expect that the adoption will result in a non-cash increase to our projected annual interest expense, net of amounts expected to be capitalized, of approximately $175 million, $205 million and $150 million for 2009, 2010 and 2011, respectively.

In June 2008, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). An instrument or embedded feature that is both indexed to an entity’s own stock and potentially settled in shares may be exempt, if certain other criteria are met, from mark-to-market accounting of derivative financial instruments. EITF 07-5 addresses instruments with contingent and other adjustment features that may change the exercise price or notional amount or otherwise alter the payoff at settlement. For example, instruments with strike prices in a currency other than our functional currency would not be indexed solely to our ordinary shares under EITF 07-5. We have both warrants and convertible notes outstanding that are exercisable or convertible into our ordinary shares. We do not expect EITF 07-5, which is effective for fiscal years beginning after December 15, 2008, to have a material effect on our consolidated statement of financial position, results of operations or cash flows after adoption.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP EITF 03-6-1 on our consolidated financial position and results of operations.

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

We issued approximately 107,752,000 of our ordinary shares and paid $5 billion in cash in connection with the Merger. We accounted for the Merger using the purchase method of accounting with Transocean treated as the accounting acquirer. As a result, the assets and liabilities of Transocean remain at historical amounts. The assets and liabilities of GlobalSantaFe were recorded at their estimated fair values as of November 27, 2007, the date the Transactions were completed, with the excess of the purchase price over the sum of these fair values recorded as goodwill.

The purchase price included, at estimated fair value, current assets of $2.1 billion, drilling and other property and equipment of $12.3 billion, intangible assets of $434 million, other assets of $98 million and the assumption of current liabilities of $607 million, long-term debt of $576 million and other long-term liabilities of $2.4 billion. The excess of the purchase price over the estimated fair value of net assets acquired was $6.2 billion, which has been accounted for as goodwill.

During the six months ended June 30, 2008, we made adjustments to the estimated fair value of certain assets and liabilities with a corresponding net adjustment to goodwill amounting to $169 million, which are reflected in the amounts noted above. Certain purchase price allocations have not been finalized and the purchase price allocation is preliminary. Due to the number of assets acquired and the closing of the Merger close to our year-end, we are continuing our review of the valuation of property and equipment, intangible assets, liabilities, evaluation of tax positions and contingencies.

In connection with the Merger, we acquired drilling contracts for future contract drilling services of GlobalSantaFe, some of which extend through 2016. These contracts include fixed dayrates that may be above or below dayrates available in

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

the market as of the date of the Merger for similar contracts. After determining the fair values of these drilling contracts as of the date of the Merger, we recorded the respective market adjustments on our consolidated balance sheet as intangible assets and liabilities that we will amortize into contract intangible revenues using the straight-line method over the respective contract periods. In the three and six months ended June 30, 2008, we recognized $190 million and $414 million in contract intangible revenues. The carrying values were $123 million and $179 million, recorded in other assets, and $914 million and $1.4 billion, recorded in other long-term liabilities, on our consolidated balance sheets at June 30, 2008 and December 31, 2007, respectively.

Additionally, we identified intangible assets associated with the trade name, customer relationships and contract backlog of our drilling management services business. We consider the ADTI trade name to be an indefinite life intangible asset, which will not be amortized and will be subject to an annual impairment test. The customer relationships and contract backlog have definite lifespans and will each be amortized over their estimated useful lives of 15 years and three months, respectively. At December 31, 2007, the carrying values of these intangibles were $76 million, $145 million and $11 million for the trade name, customer relationships and contract backlog, respectively. At June 30, 2008, the carrying values of these intangibles were $76 million and $142 million for the trade name and customer relationships, the contract backlog having been fully amortized during the six months then ended.

Unaudited pro forma combined operating results of Transocean and GlobalSantaFe assuming the Transactions were completed as of January 1, 2007 are as follows (in millions, except per share data):

Six months ended June 30, 2007
Operating revenues	$5,183
Operating income	2,189
Income from continuing operations	1,393
Earnings per share
Basic	$4.48
Diluted	$4.34

The unaudited pro forma financial information includes adjustments for additional depreciation based on the fair market value of the drilling and other property and equipment acquired, amortization of intangibles arising from the Merger, increased interest expense for debt assumed in the Merger and related adjustments for income taxes. The unaudited pro forma financial information has not been adjusted for additional charges and expenses or for other potential cost savings and operational efficiencies that may be realized as a result of the Transactions. The unaudited pro forma financial information is not necessarily indicative of the result of operations had the Transactions been completed on the assumed date or the results of operations for any future periods.

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4—Drilling Fleet Expansion and Upgrades

Construction work in progress, recorded in property and equipment, was $4.0 billion and $3.1 billion at June 30, 2008 and December 31, 2007, respectively. The following table summarizes actual capital expenditures, including capitalized interest, for our major construction and conversion projects (in millions):

	Six months ended June 30, 2008	Through December 31, 2007	Total costs

Discoverer Luanda	$125	$107	$232
Enhanced Enterprise-class drillship no. 5	114	—	114
HHI Newbuild Drillship (a)	109	109	218
Discoverer Inspiration	109	248	357
Dhirubhai Deepwater KG1 (b)	95	279	374
Discoverer Americas	97	301	398
Discoverer Clear Leader	75	409	484
Sedco 700-series upgrades	73	396	469
GSF Development Driller III (a)	74	369	443
Dhirubhai Deepwater KG2 (b)	—	179	179
Petrobras 10000 (c)	—	—	—
Capitalized interest	59	92	151
Total	$930	$2,489	$3,419

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

(c)

In June 2008, we reached an agreement with subsidiaries of Petrobras and Mitsui to acquire a newbuild Ultra-Deepwater Floater, Petrobras 10000, under a capital lease contract. The capital lease contract, which is expected to commence in the third quarter of 2009, has a 20-year term, after which we will have the right and obligation to acquire the drillship for one dollar. Total capital costs to be incurred by Petrobras and Mitsui for the construction of the drillship are estimated to be $750 million, including $65 million of capitalized interest. Upon delivery of the rig, we will record a liability for the capital lease obligation and a corresponding addition to property and equipment.

Note 5—Asset Dispositions

During the six months ended June 30, 2008, we completed the sale of three of our Standard Jackups (GSF High Island VIII, GSF Adriatic III and GSF High Island I). We received cash proceeds of $320 million associated with the sales, which had no effect on earnings.

In May 2008, we entered into a definitive agreement to sell our Standard Jackup Transocean Nordic for cash proceeds of $169 million. We expect to complete the transaction during the third quarter of 2008 upon completion of the drilling contract under which Transocean Nordic currently operates.

In February 2008, we announced our intent to proceed with divestitures of two Midwater Floaters (GSF Arctic II and GSF Arctic IV) in connection with our previously announced undertakings to the Office of Fair Trading in the U.K. At June 30, 2008, GSF Arctic II and GSF Arctic IV were classified as assets held for sale in the amounts of $280 million and $286 million, respectively, on our consolidated balance sheet. See Note 14—Subsequent Events.

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

During the six months ended June 30, 2007, we completed the sale of the tender rig Charley Graves for net proceeds of $33 million and recognized a gain on the sale of $23 million ($20 million, or $0.09 per diluted share, net of tax).

Note 6—Repurchase of Ordinary Shares

During the six months ended June 30, 2007, we repurchased and retired 5.2 million aggregate ordinary shares for $400 million at an average purchase price of $77.39 per share. The number of shares purchased and average purchase price have not been restated to reflect the effects of the Reclassification in connection with the Merger. There were no repurchases during the three months ended June 30, 2007 or the three and six months ended June 30, 2008.

Total consideration paid to repurchase the shares was recorded in shareholders’ equity as a reduction in ordinary shares and additional paid-in capital. Such consideration was funded with existing cash balances and borrowings under a pre-existing credit facility. At June 30, 2008, we had authority to repurchase $600 million of our ordinary shares under our share repurchase program.

Note 7—Income Taxes

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

The estimated annual effective tax rate for the six months ended June 30, 2008 and June 30, 2007 was 12.5 percent and 14.9 percent, respectively. This rate was based on estimated annual income before income taxes for each period after adjusting for certain items such as net gains on rig sales and various other discrete items.

During the six months ended June 30, 2008, our liability for unrecognized tax benefits increased by $58 million to a total of $482 million, including interest and penalties. We accrue interest and penalties related to our liabilities for unrecognized tax benefits as a component of income tax expense. For the six months ended June 30, 2008, we increased the liability related to interest and penalties on our unrecognized tax benefits by $20 million.

We file federal and local tax returns in several jurisdictions throughout the world. With few exceptions, we are no longer subject to examinations of our U.S. and non-U.S. tax matters for years prior to 1999. The amount of current tax benefit recognized in the six months ended June 30, 2008 from the settlement of disputes with tax authorities and the expiration of statute of limitations was insignificant.

With respect to our 2004 and 2005 U.S. federal income tax returns, U.S. taxing authorities previously proposed certain adjustments that, if sustained, would have resulted in a cash tax liability of approximately $413 million, exclusive of interest. The tax authorities have now withdrawn one of these proposed adjustments, which will significantly reduce the proposed assessment. The authorities continue to contend that one of our key subsidiaries maintains a permanent establishment in the U.S. and is therefore subject to U.S. taxation on certain earnings effectively connected to such U.S. business. Such tax treatment would not result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows with respect to 2004 and 2005 activities. We believe our returns are materially correct as filed, and we will continue to vigorously defend against all proposed changes. The tax authorities’ audit of GlobalSantaFe’s 2004 and 2005 U.S. federal income tax returns was closed during the quarter without giving rise to a material tax liability.

Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination. The Brazil tax authorities have issued tax assessments totaling $112 million, plus a 75 percent penalty and $77 million of interest through June 30, 2008. We believe our returns are materially correct as filed, and we are vigorously contesting these assessments. We filed a protest letter with the Brazilian tax authorities on January 25, 2008.

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. We provide a valuation allowance to offset deferred tax assets for net operating losses incurred during the year in certain jurisdictions and for other deferred tax assets where, in the opinion of management, it is more likely than not that the financial statement benefit of these losses will not be realized. As of June 30, 2008, the valuation allowance for non-current deferred tax assets was $29 million.

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 2001 and 2002. The authorities have issued notifications of their intent to issue tax assessments of approximately $310 million, plus interest, related to certain restructuring transactions, approximately $83 million, plus interest, related to a 2001 dividend payment and approximately $8 million related to certain foreign exchange deductions. The authorities have indicated that they plan to seek penalties of 60 percent on all matters. In the course of its investigations, the Norwegian authorities secured certain records located in the United Kingdom related to a Norwegian subsidiary that was previously subject to tax in Norway. The authorities are evaluating whether to impose additional taxes on this Norwegian subsidiary. We have and will continue to respond to all information requests from the Norwegian authorities. We plan to vigorously contest any assertions by the Norwegian authorities in connection with the various transactions being investigated.

During the six months ended June 30, 2008, our long-term liability for unrecognized tax benefits related to these Norwegian tax issues increased by $17 million to $185 million due to the accrual of interest and exchange rate fluctuations. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated statement of financial position or results of operations, although it may have a material adverse effect on our consolidated cash flows.

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

In 2004, we entered into a tax sharing agreement (the “TSA”) with TODCO, formerly one of our subsidiaries, in connection with the initial public offering of TODCO (the “TODCO IPO”). Under the TSA, most U.S. federal, state, local and foreign income taxes and income tax benefits (including income taxes and income tax benefits attributable to the TODCO business) that accrued on or before the closing of the TODCO IPO will be for our account. Accordingly, we are generally liable for any income taxes that accrued on or before the closing of the TODCO IPO, but TODCO generally must pay us for the amount of any income tax benefits created on or before the closing of the TODCO IPO (“pre-closing tax benefits”) that it uses or absorbs on a return with respect to a period after the closing of the TODCO IPO. Under this agreement, we are entitled to receive from TODCO payment for most of the tax benefits TODCO generated prior to the TODCO IPO that it utilizes, subsequent to the TODCO IPO.

In July 2007, Hercules Offshore, Inc. (“Hercules”) completed the acquisition of TODCO (the “TODCO Acquisition”). The TSA required Hercules to make an accelerated change of control payment to us due to a deemed utilization of TODCO’s pre-IPO tax benefits. The amount of the accelerated payment owed to us was calculated by multiplying the remaining pre-IPO tax benefits as of July 11, 2007 by 80 percent. In August 2007, we received a $118 million change of control payment from Hercules. We believe that Hercules owes us an additional $11 million related to the change of control of TODCO. Hercules disputed our claim for the additional amounts. On June 27, 2008, we made a formal demand for arbitration with respect to this dispute.

The TSA also requires Hercules to make additional payments to us based on a portion of the tax benefit from the exercise of certain options to acquire our ordinary shares by TODCO’s current and former employees and directors, when and if those options are exercised. We estimate that the total amount of payments related to options that remain outstanding at June 30, 2008 would be approximately $25 million, assuming a price of $152.39 per ordinary share at the time of exercise of the options (the actual price of our ordinary shares at the close of trading on June 30, 2008). However, there can be no assurance as to the amount and timing of any payment which we may receive. In addition, any future reduction of the pre-IPO tax benefits by the U.S. taxing authorities upon examination of the TODCO tax returns may require us to reimburse TODCO for some of the amounts previously paid.

Through June 30, 2008, we received $15 million in estimated payments pertaining to TODCO’s 2007 federal and state income tax returns that is deferred in other current liabilities in our consolidated balance sheet. We will recognize these estimated payments as other income when TODCO finalizes and files its 2007 federal and state income tax returns.

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8—Debt

Debt, net of unamortized discounts, premiums and fair value adjustments, is comprised of the following (in millions):

	June 30,	December 31,
	2008	2007

Commercial paper program (a)	$1,145	$—
Floating Rate Notes due September 2008 (a)	1,000	1,000
Bridge Loan Facility due November 2008 (a)	—	3,670
364-Day Revolving Credit Facility due December 2008 (a)	—	1,500
Term Loan A due March 2010	2,000	—
6.625% Notes due April 2011	175	177
Five-Year Revolving Credit Facility due November 2012	—	—
5% Notes due February 2013	248	246
5.25% Senior Notes due March 2013	499	499
6.00% Senior Notes due March 2018	997	997
7.375% Senior Notes due April 2018	247	247
Capital lease obligation due July 2026 (b)	16	17
8% Debentures due April 2027	57	57
7.45% Notes due April 2027	96	95
7% Senior Notes due June 2028	313	314
7.5% Notes due April 2031	598	598
1.625% Series A Convertible Senior Notes due December 2037	2,200	2,200
1.50% Series B Convertible Senior Notes due December 2037	2,200	2,200
1.50% Series C Convertible Senior Notes due December 2037	2,200	2,200
6.80% Senior Notes due March 2038	999	999
Debt to affiliates	289	241
Total debt	15,279	17,257
Less debt due within one year (a)(b)	2,145	6,172
Total long-term debt	$13,134	$11,085

______________

(a)

The Floating Rate Notes, 364-Day Revolving Credit Facility and commercial paper program are classified as debt due within one year. The Bridge Loan Facility was classified as debt due within one year at December 31, 2007.

(b)	The capital lease obligation had less than $1 million and $2 million classified as debt due within one year at June 30, 2008 and December 31, 2007, respectively.

The scheduled maturity of our debt assumes the bondholders exercise their options to require us to repurchase the 1.625% Series A, 1.50% Series B and 1.50% Series C Convertible Senior Notes in December 2010, 2011 and 2012, respectively. The scheduled maturities, presented using the face value of our debt, are as follows (in millions):

Twelve months ending June 30,
2009	$2,145
2010	2,000
2011	2,200
2012	2,366
2013	2,951
Thereafter	3,607
Total	$15,269

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Commercial Paper Program—In December 2007, we entered into a commercial paper program (the “Program”) on a private placement basis under which we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.5 billion. Under the Program, we may issue commercial paper from time to time, and amounts available under the Program may be reborrowed. The proceeds of the commercial paper issuance may be used for general corporate purposes. At June 30, 2008, $1.1 billion in commercial paper was outstanding at a weighted-average interest rate of 3.0 percent.

Bridge Loan Facility—In September 2007, we entered into a $15.0 billion, one-year senior unsecured bridge loan facility (“Bridge Loan Facility”). In connection with the Transactions, we borrowed $15.0 billion under the Bridge Loan Facility at the reserve-adjusted London Interbank Offered Rate (“LIBOR”) plus the applicable margin, which was based upon our non-credit enhanced senior unsecured long-term debt rating (“Debt Rating”). In June 2008, we repaid the then outstanding balance and terminated this facility.

364-Day Revolving Credit Facility—In December 2007, we entered into a credit agreement for a 364-day, $1.5 billion revolving credit facility (“364-Day Revolving Credit Facility”). The 364-Day Revolving Credit Facility bears interest, at our option, at either (1) a base rate, determined as the greater of (a) the prime loan rate or (b) the federal funds effective rate plus 0.50 percent, or (2) the reserve-adjusted LIBOR plus the applicable margin, which is based upon our Debt Rating. A facility fee, varying from 0.05 percent to 0.15 percent depending on our Debt Rating, is incurred on the daily amount of the underlying commitment, whether used or unused, throughout the term of the facility. A utilization fee, varying from 0.05 percent to 0.10 percent depending on our Debt Rating, is payable if amounts outstanding under the 364-Day Revolving Credit Facility are greater than or equal to 50 percent of the total underlying commitment. The 364-Day Revolving Credit Facility may be prepaid in whole or in part without premium or penalty. At June 30, 2008, no amounts were outstanding under this facility.

Term Loan A—In March 2008, we entered into a term credit facility (“Term Loan”) and borrowed $1.925 billion under the facility. In April 2008, we borrowed an additional $75 million, increasing the borrowings under this facility to $2.0 billion, the maximum allowed under the Term Loan. Borrowings may be made under the facility (1) at the base rate, determined as the greater of (A) the fluctuating commercial loan rate announced by Citibank, N.A. in New York and (B) the sum of the weighted average overnight federal funds rate published by the Federal Reserve Bank of New York plus 50 basis points, and (2) at LIBOR plus 45 basis points, based on current credit ratings. The facility may be prepaid in whole or in part without premium or penalty. The facility contains certain covenants, including a leverage ratio covenant that applies from June 30, 2008 through September 30, 2009 and a debt to total tangible capitalization covenant that applies thereafter. Borrowings under the facility are subject to acceleration upon the occurrence of events of default. The credit facility terminates on March 13, 2010. At June 30, 2008, we had $2.0 billion outstanding under this credit facility at a weighted average interest rate of 3.15 percent.

Five-Year Revolving Credit Facility—In November 2007, we entered into a $2.0 billion, five-year revolving credit facility under the Five-Year Revolving Credit Facility Agreement dated November 27, 2007 (“Five-Year Revolving Credit Facility”). Under the terms of the Five-Year Revolving Credit Facility, we may make borrowings at either (1) a base rate, determined as the greater of (a) the prime loan rate or (b) the federal funds effective rate plus 0.5 percent, or (2) the reserve-adjusted LIBOR plus the applicable margin, which is based upon our Debt Rating. A facility fee, varying from 0.07 percent to 0.17 percent depending on our Debt Rating, is incurred on the daily amount of the underlying commitment, whether used or unused, throughout the term of the facility. A utilization fee, varying from 0.05 percent to 0.10 percent depending on our Debt Rating, is payable if amounts outstanding under the Five-Year Revolving Credit Facility are greater than or equal to 50 percent of the total underlying commitment. At June 30, 2008, the applicable margin, facility fee and utilization fee were 0.26 percent, 0.09 percent and 0.10 percent, respectively. The Five-Year Revolving Credit Facility may be prepaid in whole or in part without premium or penalty. The facility contains certain covenants, including a leverage ratio covenant that applies from June 30, 2008 through September 30, 2009 and a debt to total tangible capitalization covenant that applies thereafter. At June 30, 2008, no borrowings were outstanding under this facility.

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9—Earnings per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Numerator for earnings per share
Net income for basic earnings per share	$1,107	$549	$2,296	$1,102
Add back interest expense on the 1.5% convertible debentures	—	2	—	4
Net income for diluted earnings per share	$1,107	$551	$2,296	$1,106

Denominator for earnings per share
Weighted-average shares outstanding for basic earnings per share	318	202	318	202
Effect of dilutive securities:
Stock options, appreciation rights and unvested stock grants	2	2	2	3
Warrants to purchase ordinary shares	1	2	1	2
1.5% convertible debentures	—	4	—	4
Adjusted weighted-average shares and assumed conversions for diluted earnings per share	321	210	321	211

Earnings per share
Basic	$3.48	$2.73	$7.22	$5.45
Diluted	$3.45	$2.63	$7.15	$5.24

Ordinary shares subject to issuance pursuant to the conversion features of the 1.625% Series A, 1.50% Series B and 1.50% Series C Convertible Senior Notes did not have an effect on the calculation for the three and six months ended June 30, 2008.

Note 10—Contingencies

Legal Proceedings—In 2004, several of our subsidiaries were named, along with numerous unaffiliated defendants, in 21 complaints that were filed in the Circuit Courts of the State of Mississippi involving approximately 750 plaintiffs that alleged personal injury arising out of asbestos exposure in the course of their employment by some of these defendants between 1965 and 1986. The complaints also named as defendants certain subsidiaries of TODCO and certain subsidiaries of Sedco, Inc. to whom we may owe indemnity. Further, the complaints named other unaffiliated defendant companies, including companies that allegedly manufactured drilling related products containing asbestos. The complaints alleged that the defendants used asbestos-containing products in connection with drilling operations and included allegations of negligence, strict liability, and claims allowed under the Jones Act and general maritime law. The plaintiffs generally sought awards of unspecified compensatory and punitive damages. The Special Master who was appointed to oversee these cases required that each plaintiff file a separate amended complaint and then he dismissed the original 21 complaints. We believe that we may have a direct or indirect interest in 44 of the resulting complaints. We have not been provided with sufficient information in all claims to determine the period of the claimants’ exposure to asbestos, their medical condition or the vessels potentially involved in the claims. We historically have maintained broad liability insurance, but we are not certain whether our insurance will cover all liabilities arising out of the 44 claims. We intend to defend these lawsuits vigorously, but there can be no assurance as to their ultimate outcome.

One of our subsidiaries is involved in an action with respect to a customs matter relating to the Sedco 710 semisubmersible drilling rig. Prior to our merger with Sedco Forex, this drilling rig, which was working for Petrobras in Brazil at the time, had been admitted into the country on a temporary basis under authority granted to a Schlumberger entity. Prior to

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

the Sedco Forex merger, the drilling contract with Petrobras was transferred from the Schlumberger entity to an entity that would become one of our subsidiaries, but Schlumberger did not transfer the temporary import permit to any of our subsidiaries. In early 2000, the drilling contract was extended for another year. On January 10, 2000, the temporary import permit granted to the Schlumberger entity expired, and renewal filings were not made until later that January. In April 2000, the Brazilian customs authorities cancelled the temporary import permit. The Schlumberger entity filed an action in the Brazilian federal court of Campos for the purpose of extending the temporary admission. Other proceedings were also initiated in order to secure the transfer of the temporary admission to our subsidiary. Ultimately, the court permitted the transfer of the temporary admission from Schlumberger to our subsidiary but did not rule on whether the temporary admission could be extended without the payment of a financial penalty. During the first quarter of 2004, the Brazilian customs authorities issued an assessment totaling approximately $155 million against our subsidiary.

The first level Brazilian court ruled in April 2007 that the temporary admission granted to our subsidiary had expired which allowed the Brazilian customs authorities to execute on their assessment. Following this ruling, the Brazilian customs authorities issued a revised assessment against our subsidiary. As of June 30, 2008, the U.S. dollar equivalent of this assessment was approximately $251 million in aggregate. We are not certain as to the basis for the increase in the amount of the assessment, and in September 2007, we received a temporary ruling in our favor from a Brazilian federal court that the valuation method used by the Brazilian customs authorities was incorrect. This temporary ruling was confirmed in January 2008 by a local court, but it is still subject to review at the appellate levels in Brazil. We intend to continue to aggressively contest this matter. We have appealed the first level Brazilian court’s ruling to a higher level court in Brazil where we have also filed for a renewed stay, which was granted and we expect will prevent enforcement of the whole amount in dispute. There may be further judicial or administrative proceedings that result from this matter. While the court has granted us the right to continue our appeal without the posting of a bond, it is possible that we may be required to post a bond for up to the full amount of the assessment in connection with these proceedings. We have also put Schlumberger on notice that we consider any assessment to be solely the responsibility of Schlumberger, not our subsidiary, and we have initiated proceedings in the State of New York against Schlumberger seeking a declaratory judgment in this respect. Nevertheless, we expect that the Brazilian customs authorities will continue to seek to recover the assessment solely from our subsidiary, not Schlumberger. Schlumberger has denied any responsibility for this matter, but remains a party to the proceedings. We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

In the third quarter of 2006, we received tax assessments of approximately $153 million from the state tax authorities of Rio de Janeiro in Brazil against one of our Brazilian subsidiaries for customs taxes on equipment imported into the state in connection with our operations. The assessments resulted from a preliminary finding by these authorities that our subsidiary’s record keeping practices were deficient. We currently believe that the substantial majority of these assessments are without merit. We filed an initial response with the Rio de Janeiro tax authorities on September 9, 2006 refuting these additional tax assessments. In September 2007, we received confirmation from the state tax authorities that they believe the additional tax assessments are valid, and as a result, we filed an appeal on September 27, 2007 to the state Taxpayer’s Council contesting these assessments. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries is involved in lawsuits arising out of the subsidiary’s involvement in the design, construction and refurbishment of major industrial complexes. The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in its litigation, fundings from settlements with the primary insurers and funds received from the cancellation of certain insurance policies. The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging personal injury as a result of exposure to asbestos. As of June 30, 2008, the subsidiary was a defendant in approximately 976 lawsuits, of which 102 were filed during 2007. Some of these lawsuits include multiple plaintiffs and we estimate that there are approximately 3,219 plaintiffs in these lawsuits. For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries. The first of the asbestos-related lawsuits was filed against this subsidiary in 1990. Through June 30, 2008, the amounts expended to resolve claims (including both attorneys’ fees and expenses, and settlement costs) have not been material, and all deductibles with respect to the primary insurance have been satisfied. The subsidiary continues to be named as a defendant in additional lawsuits and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases. However, the subsidiary has in excess of $1 billion in insurance limits. Although not all of the policies may be fully

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient insurance and funds from the settlements of litigation with insurance carriers available to respond to these claims. While we cannot predict or provide assurance as to the final outcome of these matters, we do not believe that the current value of the claims where we have been identified will have a material impact on our consolidated statement of financial position, results of operations or cash flows.

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

One of our subsidiaries was previously requested to contribute approximately $140,000 toward remediation costs of the Environmental Protection Corporation (“EPC”) Eastside Disposal Facility near Bakersfield, California, by a company that has taken responsibility for site remediation from the California Department of Toxic Substances Control. In July 2008, we settled our interest in the dispute for approximately $130,000.

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Resolutions of other claims by the EPA, the involved state agency or PRPs are at various stages of investigation. These investigations involve determinations of:

•	the actual responsibility attributed to us and the other PRPs at the site;
•	appropriate investigatory and/or remedial actions; and
•	allocation of the costs of such activities among the PRPs and other site users.

Our ultimate financial responsibility in connection with those sites may depend on many factors, including:

•	the volume and nature of material, if any, contributed to the site for which we are responsible;
•	the numbers of other PRPs and their financial viability; and
•	the remediation methods and technology to be used.

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

Contamination Litigation—On July 11, 2005, one of our subsidiaries was served with a lawsuit filed on behalf of three landowners in Louisiana in the 12th Judicial District Court for the Parish of Avoyelles, State of Louisiana. The lawsuit named nineteen other defendants, all of which were alleged to have contaminated the plaintiffs’ property with naturally occurring radioactive material, produced water, drilling fluids, chlorides, hydrocarbons, heavy metals and other contaminants as a result of oil and gas exploration activities. Experts retained by the plaintiffs issued a report suggesting significant contamination in the area operated by the subsidiary and another codefendant, and claimed that over $300 million would be required to properly remediate the contamination. The experts retained by the defendants conducted their own investigation and concluded that the remediation costs would amount to no more than $2.5 million.

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

In the bankruptcy case, our subsidiary filed suit to obtain declaratory and injunctive relief against the codefendant concerning the matters described above and GlobalSantaFe intervened in the matter. The codefendant is seeking to dismiss the bankruptcy case and a modification of the automatic stay afforded under the Bankruptcy Code to our subsidiary and its parent so that the codefendant may pursue the entities and GlobalSantaFe for contribution and indemnity and the purported assigned rights from the plaintiffs in the lawsuit including the alter ego and single business enterprise claims and potential insurance rights. On February 15, 2008, the Bankruptcy Court denied the codefendant’s request to dismiss the bankruptcy case but modified the automatic stay to allow the codefendant to proceed on its claims against the debtors, our subsidiary and its parent, and their insurance companies. Subsequently, the Bankruptcy Court ruled that these claims should proceed in Louisiana, but that the subsidiary’s parent should be excluded. The Bankruptcy Court did not address the codefendant’s pending claims against GlobalSantaFe and the other two subsidiaries, which will also be the subject of a future hearing. The Bankruptcy Court also denied the debtors’ requests for preliminary declaratory and injunctive relief. The codefendant has filed a Notice of Appeal of the rulings of the Bankruptcy Court.

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In addition, the codefendant has filed proofs of claim against both our subsidiary and its parent with regard to its claims arising out of the settlement agreement, including recovery of the settlement funds and remediation costs and damages for the purported assigned claims. A Motion for Partial Summary Judgment seeking annulment and dismissal of the codefendant’s proofs of claim has also been filed by the debtors and remains pending. Our subsidiary, its parent and GlobalSantaFe intend to continue to vigorously defend against any action taken in an attempt to impose liability against them under the theories discussed above or otherwise and believe they have good and valid defenses thereto. Although, it is difficult to quantify with certainty the potential cost of these matters, based on the information currently available, we do not believe the ultimate outcome of these matters will have a material impact on our consolidated statement of financial position, results of operations or cash flows.

Retained Risk—We renewed our insurance coverages for the 12-month policy period beginning May 1, 2008. Under the program, we generally maintain a $125 million per occurrence deductible on our hull and machinery, which is subject to an aggregate deductible of $250 million. However, in the event of a total loss or a constructive total loss of a drilling unit, such loss is fully covered by our insurance with no deductible. Additionally, we maintain a $10 million per occurrence deductible on crew personal injury liability and $5 million per occurrence deductible on third-party property claims, which together are subject to an aggregate deductible of $50 million that is applied to any occurrence in excess of the per occurrence deductible until the aggregate deductible is exhausted. We also carry $950 million of third-party liability coverage exclusive of the personal injury liability deductibles, third-party property liability deductibles and retention amounts described above. We retain the risk for any liability losses in excess of the $950 million limit. We have elected to self-insure operators extra expense coverage for our subsidiaries ADTI and CMI. This coverage provides protection against expenses related to well control and redrill liability associated with blowouts. Generally, ADTI’s clients assume, and indemnify ADTI for, liability associated with blowouts in excess of $50 million.

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

Letters of Credit and Surety Bonds—We had letters of credit outstanding totaling $655 million and $532 million at June 30, 2008 and December 31, 2007, respectively. These letters of credit guarantee various contract bidding and performance activities under various uncommitted lines provided by several banks.

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations. Surety bonds outstanding totaled $21 million and $24 million at June 30, 2008 and December 31, 2007, respectively.

Note 11—Stock Warrants

In connection with our merger with R&B Falcon, we assumed the R&B Falcon stock warrants, which expire on May 1, 2009. Under the amended warrant agreement each holder of a warrant may elect to receive 12.243 ordinary shares and $578.025 in cash at an exercise price of $332.50 upon exercise. The cash payment feature represents a liability of $38 million and $48 million at June 30, 2008 and December 31, 2007, respectively, which is recorded in other current liabilities in our consolidated balance sheets.

In February 2008, we issued 217,801 ordinary shares upon the exercise of 17,790 warrants. As a result, we paid $4 million, net of a $6 million aggregate exercise price. At June 30, 2008, 65,120 warrants remained outstanding to purchase 797,264 of our ordinary shares.

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 12—Retirement Plans and Other Postemployment Benefits

Defined Benefit Pension Plans—We have several defined benefit pension plans, both funded and unfunded, covering substantially all of our U.S. employees. We also have various defined benefit plans in the U.K., Norway, Nigeria, Egypt and Indonesia that cover our employees, a frozen plan acquired in connection with the Merger that cover former members of the board of directors of GlobalSantaFe and certain frozen plans acquired in connection with the R&B Falcon merger that cover certain current and former employees. Net periodic benefit cost for these defined benefit pension plans includes the following components (in millions):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Components of net periodic benefit cost (a)
Service cost	$11	$6	$23	$11
Interest cost	17	5	33	10
Expected return on plan assets	(18)	(6)	(37)	(11)
Amortization of prior period service cost	—	1	—	1
Recognized net actuarial losses	1	1	2	2
Net periodic benefit cost	$11	$7	$21	$13

______________

(a)	Amounts are before income tax effect.

We expect to contribute approximately $30 million to our defined benefit pension plans in 2008, which we expect will be funded from cash flow from operations. We contributed approximately $9 million to the defined benefit pension plans during the six months ended June 30, 2008.

Postretirement Benefits Other than Pensions (“OPEB”)—We have several unfunded contributory and noncontributory OPEB plans covering substantially all of our U.S. employees. Net periodic benefit costs for these postretirement plans and their components, including service cost, interest cost, amortization of prior service cost and recognized net actuarial losses, were less than $1 million for each of the three months ended June 30, 2008 and 2007, and less than $2 million for each of the six months ended June 30, 2008 and 2007.

We expect to contribute approximately $3 million to the other postretirement benefit plans in 2008, which we expect will be funded from cash flow from operations. We contributed approximately $2 million to the other postretirement benefit plans during the six months ended June 30, 2008.

Severance Plans—In connection with the Merger, we established a plan to consolidate operations and administrative functions post-Merger. As of June 30, 2008, we have identified 218 employees who have been or will be involuntarily terminated pursuant to this plan. The estimated severance-related costs for the affected employees of the legacy GlobalSantaFe companies of $25 million was recorded as a liability as part of the accounting for the Merger. The estimated severance-related costs for the affected employees of the legacy Transocean companies of $8 million is being recognized as operating and maintenance expense or general and administrative expense over the service period of the affected employees. We recognized $3 million of such expense during the six months ended June 30, 2008. The termination benefits are being paid as salary continuation over a period of between six and 24 months. Through June 30, 2008, we have paid $20 million in termination benefits under the plan, including $19 million during the six months ended June 30, 2008. We expect to accrue substantially all of the remaining amounts by the end of the first quarter of 2009.

Note 13—Supplementary Cash Flow Information

Non-cash investing activities for the six months ended June 30, 2008 and 2007 included $116 million and $70 million, respectively, related to accruals of capital expenditures. The accruals have been reflected in the consolidated balance sheet as an increase in property and equipment, net and a corresponding increase in accounts payable.

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 14—Subsequent Events

Asset Dispositions—In July 2008, we entered into definitive agreements to sell two Midwater Floaters (GSF Arctic II and GSF Arctic IV) for net proceeds of approximately $750 million. The sale of the GSF Arctic IV is expected to close late in the third quarter of 2008, and the sale of the GSF Arctic II is expected to close in the fourth quarter of 2008 following completion of existing contract commitments. We have agreed to provide non-recourse seller financing until December 31, 2010 for $745 million of the purchase price for the rigs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this quarterly report include, but are not limited to, statements about the following subjects:

●	contract commencements,	●	issuance of new debt,
●	contract option exercises,	●	debt reduction,
●	revenues,	●	debt credit ratings,
●	expenses,	●	planned asset sales,
●	results of operations,	●	timing of asset sales,
●	commodity prices,	●	proceeds from asset sales,
●	customer drilling programs,	●	our effective tax rate,
●	supply and demand,	●	changes in tax laws, treaties and
●	utilization rates,		regulations,
●	dayrates,	●	tax assessments,
●	contract backlog,	●	operations in international markets,
●	effects and results of the GlobalSantaFe	●	investments in joint ventures,
	merger and related transactions,	●	investments in recruitment, retention
●	planned shipyard projects and rig		and personnel development initiatives,
	mobilizations and their effects,	●	the level of expected capital
●	newbuild projects and opportunities,		expenditures,
●	the upgrade project for the Sedco	●	results and effects of legal proceedings
	700-series semisubmersible rig,		and governmental audits and
●	other major upgrades,		assessments,
●	contract awards,	●	outcome and effects of internal and
●	newbuild completion delivery and		governmental investigations,
	commencement of operations dates,	●	adequacy of insurance,
●	expected downtime and lost revenue,	●	liabilities for tax issues, including those
●	insurance proceeds,		associated with our activities in Brazil,
●	cash investments of our wholly-owned		Norway and the United States,
	captive insurance company,	●	liabilities for customs and
●	future activity in the deepwater, mid-		environmental matters,
	water and the jackup market sectors,	●	liquidity,
●	market outlook for our various	●	cash flow from operations,
	geographical operating sectors and	●	adequacy of cash flow for our
	classes of rigs,		obligations,
●	capacity constraints for ultra-deepwater	●	effects of accounting changes,
	rigs and other rig classes,	●	adoption of accounting policies,
●	effects of new rigs on the market,	●	pension plan and other postretirement
●	income related to and any payments to		benefit plan contributions,
	be received under the TODCO tax	●	the timing of severance payments,
	sharing agreement,	●	benefit payments, and
●	uses of excess cash,	●	the timing and cost of completion of
●	share repurchases under our share		capital projects.
repurchase program,

Forward-looking statements in this quarterly report are identifiable by use of the following words and other similar expressions among others:

• “anticipates”	• “may”
• “believes”	• “might”
• “budgets”	• “plans”
• “could”	• “predicts”
• “estimates”	• “projects”
• “expects”	• “scheduled”
• “forecasts”	• “should”
• “intends”

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

•

those described under “Item 1A. Risk Factors” included herein and in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008,

•	the adequacy of sources of liquidity,
•	our inability to obtain contracts for our rigs that do not have contracts,
•	the effect and results of litigation, tax audits and contingencies, and
•	other factors discussed in this quarterly report and in our other filings with the SEC, which are available free of charge on the SEC’s website at www.sec.gov.

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

Overview

Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells. As of July 31, 2008, we owned, had partial ownership interests in or operated 137 mobile offshore drilling units. As of this date, our fleet included 39 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 29 Midwater Floaters, 10 High-Specification Jackups, 55 Standard Jackups and four Other Rigs. In addition, we had ten Ultra-Deepwater Floaters under construction or contracted for construction.

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

Key measures of our total company results of operations and financial condition are as follows (in millions, except average daily revenue and percentages):

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change

Average daily revenue (a)(b)	$238,600	$202,400	$36,200	$233,700	$200,200	$33,500
Utilization (b)(c)	87%	91%	n/a	89%	90%	n/a
Statement of operations
Operating revenues	$3,102	$1,434	$1,668	$6,212	$2,762	$3,450
Operating and maintenance expense	1,364	627	737	2,521	1,195	1,326
Operating income	1,350	676	674	2,890	1,333	1,557
Net income	1,107	549	558	2,296	1,102	1,194

	June 30, 2008	December 31, 2007	Change
Balance sheet data (at end of period)
Cash and cash equivalents	$976	$1,241	$(265)
Total assets	34,477	34,364	113
Total debt	15,279	17,257	(1,978)

______________

“n/a” means not applicable

(a)	Average daily revenue is defined as contract drilling revenue earned per revenue earning day. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.
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

Our revenues for the six months ended June 30, 2008 increased from the prior year period primarily as a result of higher dayrates and the addition of GlobalSantaFe’s operations. Our operating and maintenance expenses for the same period increased from the prior year period primarily as a result of higher labor and rig maintenance costs in connection with such increased activity as well as inflationary cost increases and the addition of GlobalSantaFe’s operations (see “—Outlook”). Total debt as of June 30, 2008 decreased compared to December 31, 2007, as a result of repayments of borrowings under the Bridge Loan Facility during the six months ended June 30, 2008. See “—Liquidity and Capital Resources–Sources and Uses of Liquidity.”

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

Significant Events

Asset Dispositions—During the six months ended June 30, 2008, we completed the sale of three of our Standard Jackups (GSF Adriatic III, GSF High Island I andGSF High Island VIII). In July 2008, we entered into definitive agreements to sell two Midwater Floaters (GSF Arctic II and GSF Arctic IV). See “—Liquidity and Capital Resources–Fleet Expansion and Dispositions.”

Bank Agreements—In March 2008, we entered into a term credit facility (the “Term Loan”) and borrowed $1.925 billion under the facility. In April 2008, we borrowed an additional $75 million under the Term Loan. In June 2008, we repaid the then outstanding balance under the Bridge Loan Facility and terminated the facility. See “—Liquidity and Capital Resources–Sources and Uses of Liquidity.”

Fleet Expansion—In April 2008, we were awarded a drilling contract for the enhanced Enterprise-class drillship no. 5. The Ultra-Deepwater Floater is expected to commence operations under a multi-year drilling contract during the fourth quarter of 2010. See “—Outlook–Drilling Market.”

In June 2008, we reached an agreement with subsidiaries of Petrobras and Mitsui to acquire a newbuild Ultra-Deepwater Floater, Petrobras 10000, under a capital lease contract. In conjunction with the capital lease contract, we entered into a 10-year drilling contract with subsidiaries of Petrobras covering worldwide operations of the drillship with an option for Petrobras to extend the term of the drilling contract by up to an additional 10 years. See “—Outlook–Drilling Market.”

Outlook

Drilling Market—Demand for offshore drilling units continues to be strong, particularly for floaters. Our High-Specification Floater fleet is fully committed in 2008 and only three of our High-Specification Floaters have any available uncommitted time in 2009. We have two rigs in our Midwater Floater fleet that have available uncommitted time in 2008 and 10 rigs in this fleet have available uncommitted time in 2009. The High-Specification Jackups are fully committed in 2008 while 10 Standard Jackups have uncommitted time in 2008, and six High-Specification Jackups and 27 Standard Jackups have uncommitted time in 2009. Our contract backlog at August 1, 2008 was approximately $41 billion, up from approximately $34 billion at May 6, 2008.

Supporting our view on the strong deepwater market, in June and July 2008, we were awarded seven contracts for our existing High-Specification Floater fleet in addition to expanding our fleet with the agreement to acquire an ultra-deepwater newbuild under a capital lease agreement as described below.

We were awarded contracts for Deepwater Expedition, GSF Development Driller II, Transocean Marianas, Deepwater Pathfinder, Deepwater Navigator, Sedco 707 and Sedco 710 resulting in 30 contracted years and $4.9 billion of estimated contract revenues. Estimated contract revenues represent the maximum amount of revenues that may be earned in the contract period, excluding revenues for cost escalations.

In June 2008, we reached an agreement with subsidiaries of Petrobras and Mitsui to acquire a newbuild Ultra-Deepwater Floater, Petrobras 10000, under a capital lease contract. In conjunction with the capital lease contract, we entered into a 10-year drilling contract with subsidiaries of Petrobras covering worldwide operations of the drillship with an option for Petrobras to extend the term of the drilling contract by up to an additional 10 years at a mutually agreed operating dayrate. The capital lease contract has a 20-year term, after which we will have the right and obligation to acquire the drillship for one dollar. Total capital costs to be incurred by Petrobras and Mitsui for the construction of the drillship are estimated to be $750 million, including $65 million of capitalized interest. The drilling contract is expected to commence in the third quarter of 2009. Contract revenues over the initial 10-year contract term are estimated to be $1.68 billion, including monthly bonuses, which could be as high as 12 percent of dayrate revenue each month. Additionally, if the rig is operating in a jurisdiction where we have a valid dual activity patent, we will be owed an additional five percent royalty.

In April 2007, we entered into a marketing and purchase option agreement with Pacific Drilling Limited (“Pacific Drilling”) that provided us with the exclusive marketing rights for two newbuild Ultra-Deepwater Floaters to be named Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2, formerly named Deepwater Pacific 1 and Deepwater Pacific 2, respectively, as well as an option to purchase a 50 percent interest in a joint venture company through which we and Pacific Drilling would own the drillships. In October 2007, we obtained a firm commitment for Dhirubhai Deepwater KG1, and we exercised our option and acquired a 50 percent interest in the joint venture, Transocean Pacific Drilling Inc. (“TPDI”). Dhirubhai Deepwater KG1 was awarded a firm commitment for a four-year contract that was subsequently extended to five years, and in April 2008 Dhirubhai Deepwater KG2 was awarded a five-year contract with the same operator. These contracts are expected to commence during the second quarter of 2009 and first quarter of 2010, respectively, following shipyard construction, sea trials, mobilization to location and customer acceptance. We estimate total capital expenditures for the construction of these rigs to be approximately $695 million for each rig, excluding capitalized interest. See “—Liquidity and Capital Resources–Fleet Expansion and Dispositions.”

As of June 30, 2008, we and Pacific Drilling had each paid $299 million in documented costs for the two rigs since the formation of the joint venture in October 2007.

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

In April 2008, we were awarded a five-year drilling contract for a fifth enhanced Enterprise-class drillship, the term of which may be extended to seven or 10 years at the client’s election up to one week after mobilization. The contract for this Ultra-Deepwater Floater is expected to commence during the fourth quarter of 2010, following completion of construction in South Korea, sea trials, mobilization and customer acceptance. Total capital expenditures for the construction of this rig are expected to be approximately $730 million, excluding capitalized interest.

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

We have been successful in building contract backlog within our High-Specification Floaters fleet with 34 of our 49 current and future High-Specification Floaters, including nine of the ten newbuilds, contracted into or beyond 2011 as of August 1, 2008. These 34 units also include 23 of our 28 current Ultra-Deepwater Floaters. Our total contract backlog of approximately $41 billion as of August 1, 2008 includes an estimated $30 billion of backlog represented by our High-Specification Floaters. With the known demand for deepwater programs, we believe that the long-term outlook for deepwater capable rigs is very favorable. We believe the continued exploration successes in the deepwater offshore sub-salt trend in Brazil (Tupi, Carioca and Jupiter) and offshore Angola are driving significant demand for the Ultra-Deepwater Floaters. Additionally, the continued exploration success in the deepwater of the U.S. Gulf of Mexico and India support our optimistic outlook for the deepwater drilling market sector. As of August 1, 2008, none of our High-Specification Floater fleet contract days are uncommitted for the remainder of 2008, while approximately three percent, 16 percent and 38 percent are uncommitted in 2009, 2010 and 2011, respectively.

Our Midwater Floaters fleet, which includes 29 semisubmersible rigs, is largely committed to contracts that extend into 2009. We continue to see customer demand for multi-year contracts for these units. In July 2008, we entered into definitive agreements to sell two of our Midwater Floaters (GSF Arctic II and GSF Arctic IV) in the North Sea in connection with our previously announced undertakings to the Office of Fair Trading in the U.K. As of August 1, 2008, seven percent of our Midwater Floater fleet contract days are uncommitted for the remainder of 2008, while approximately 24 percent, 56 percent and 82 percent are uncommitted in 2009, 2010 and 2011, respectively.

We continue to see steady demand for jackups, and we continue to believe that the increase in supply due to the delivery of newbuild units can be absorbed over the short term. The number of jackups under construction without contracts continues to be a concern, however, and we believe the delivery of these uncontracted units could have an adverse impact on the market in 2009. As of August 1, 2008, none of our High-Specification Jackup fleet contract days are uncommitted for the remainder of 2008, while approximately 33 percent, 90 percent and 100 percent are uncommitted in 2009, 2010 and 2011, respectively. In addition, 11 percent of our Standard Jackup fleet contract days are uncommitted for the remainder of 2008, while approximately 37 percent, 71 percent and 88 percent are uncommitted in 2009, 2010 and 2011, respectively.

On February 15, 2008, we entered into a definitive agreement with Hercules Offshore, Inc. to sell three of our Standard Jackups (GSF Adriatic III, GSF High Island I and GSF High Island VIII). During the three months ended March 31, 2008, we completed the sale of GSF Adriatic III and GSF High Island I. In May 2008, we completed the sale of GSF High Island VIII.

In May 2008, we entered into a definitive agreement to sell our Standard Jackup Transocean Nordic. We expect to complete the transaction during the third quarter of 2008 upon completion of the drilling contract under which Transocean Nordic currently operates.

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

We expect the inclusion of GlobalSantaFe’s operations, as well as industry inflation in 2008, to continue to increase our operating and maintenance costs, including our shipyard and major maintenance program expenditures, compared to 2007. In addition, the types of shipyard projects we forecast for 2008 are generally more costly, so we expect shipyard project costs to increase from 2007 to 2008 with respect to the legacy Transocean rigs despite the expected decrease in out-of-service time. We expect our operating and maintenance costs in 2008 to further increase as a result of the commencement of the Sedco 702 contract in the first quarter and the scheduled commencement of the Sedco 706 contract in the fourth quarter. These increases will be partially offset by lower operating costs due to the sale of Peregrine I in November 2007. Finally, we expect to continue to invest in a number of recruitment, retention and personnel development initiatives in connection with the manning of the crews of the newbuild rigs and deepwater upgrades and our efforts to mitigate expected personnel attrition.

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

Insurance Matters—We periodically evaluate our hull and machinery and third-party liability insurance limits and self-insured retentions. Effective May 1, 2008, we renewed our hull and machinery and third-party liability insurance coverages. Subject to large self-insured retentions, we carry hull and machinery insurance covering physical damage to the rigs for operational risks worldwide, and we carry liability insurance covering damage to third parties. However, we do not generally have commercial market insurance coverage for physical damage losses to our rigs due to hurricanes in the U.S. Gulf of Mexico and war perils worldwide. Additionally, we do not carry insurance for loss of revenue. Also, for our subsidiaries ADTI and CMI, we generally self-insure operators’ extra expense coverage. This coverage provides protection against expenses related to well control and redrill liability associated with blowouts. Generally, ADTI’s clients assume, and indemnify ADTI for, liability associated with blowouts in excess of $50 million. In the opinion of management, adequate accruals have been made based on known and estimated losses related to such exposures.

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

With respect to our 2004 and 2005 U.S. federal income tax returns, U.S. taxing authorities previously proposed certain adjustments that, if sustained, would have resulted in a cash tax liability of approximately $413 million, exclusive of interest. The tax authorities have now withdrawn one of these proposed adjustments, which will significantly reduce the proposed assessment. The authorities continue to contend that one of our key subsidiaries maintains a permanent establishment in the U.S. and is, therefore, subject to U.S. taxation on certain earnings effectively connected to such U.S. business. Such tax treatment would not result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows with respect to 2004 and 2005 activities. We believe our returns are materially correct as filed, and we will continue to vigorously defend against all proposed changes. The tax authorities’ audit of GlobalSantaFe’s 2004 and 2005 U.S. federal income tax returns was closed during the quarter without giving rise to a material tax liability.

With respect to years following 2005, U.S. taxing authorities may continue to pursue the argument that one of our key subsidiaries maintains a permanent establishment in the U.S. and is therefore subject to U.S. taxation on certain earnings effectively connected to such U.S. business. Since there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States (or maintaining a permanent establishment under an applicable treaty), we cannot be certain that the tax authorities will not be successful in their claim that we or any of our key subsidiaries is/are engaged in a trade or business in the United States (or, when applicable, maintains a permanent establishment in the United States). If we or any of our key subsidiaries was/were considered to be engaged in a trade or business in the United States (when applicable, through a permanent establishment), we could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case our effective tax rate on worldwide earnings could increase substantially, and our earnings and cash flows from operations could be adversely affected. We believe our returns are materially correct as filed, and we will continue to vigorously defend against all such claims.

Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination. The Brazil tax authorities have issued tax assessments totaling $112 million, plus a 75 percent penalty and $77 million of interest through June 30, 2008. We believe our returns are materially correct as filed, and we are vigorously contesting these assessments. We filed a protest letter with the Brazilian tax authorities on January 25, 2008.

Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 2001 and 2002. The authorities have issued notifications of their intent to issue tax assessments of approximately $310 million, plus interest, related to certain restructuring transactions, approximately $83 million, plus interest, related to a 2001 dividend payment and approximately $8 million related to certain foreign exchange deductions. The authorities have indicated that they plan to seek penalties of 60 percent on all matters. In the course of its investigations, the Norwegian authorities secured certain records located in the United Kingdom related to a Norwegian subsidiary that was previously subject to tax in Norway. The authorities are evaluating whether to impose additional taxes on this Norwegian subsidiary. We have and will continue to respond to all information requests from the Norwegian authorities. We plan to vigorously contest any assertions by the Norwegian authorities in connection with the various transactions being investigated.

During the six months ended June 30, 2008, our long-term liability for unrecognized tax benefits related to these Norwegian tax issues increased by $17 million to $185 million due to the accrual of interest and exchange rate fluctuations. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated statement of financial position or results of operations although it may have a material adverse effect on our consolidated cash flows. See Notes to Condensed Consolidated Financial Statements—Note 7—Income Taxes.

Regulatory Matters—In June 2007, GlobalSantaFe’s management retained outside counsel to conduct an internal investigation of its Nigerian and West African operations, focusing on brokers who handled customs matters with respect to its affiliates operating in those jurisdictions and whether those brokers have fully complied with the U.S. Foreign Corrupt Practices Act (“FCPA”) and local laws. GlobalSantaFe commenced its investigation following announcements by other oilfield service companies that they were independently investigating the FCPA implications of certain actions taken by third parties in respect of customs matters in connection with their operations in Nigeria, as well as another company’s announced settlement implicating a third party handling customs matters in Nigeria. In each case, the customs broker was reported to be Panalpina Inc., which GlobalSantaFe used to obtain temporary import permits for its rigs operating offshore Nigeria. GlobalSantaFe voluntarily disclosed its internal investigation to the U.S. Department of Justice (the “DOJ”) and the Securities and Exchange Commission (“SEC”) and, at their request, expanded its investigation to include the activities of its customs brokers in other West African countries and the activities of Panalpina Inc. worldwide. The investigation is focusing on whether the brokers have fully complied with the requirements of their contracts, local laws and the FCPA. In late November 2007, GlobalSantaFe received a subpoena from the SEC for documents related to its investigation. In this connection, the SEC advised GlobalSantaFe that it had issued a formal order of investigation. After the completion of the Merger, outside counsel began formally reporting directly to the audit committee of our board of directors. Our legal representatives are keeping the DOJ and SEC apprised of the scope and details of their investigation and producing relevant information in response to their requests.

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

Our internal compliance program has detected a potential violation of U.S. sanctions regulations in connection with the shipment of goods to our operations in Turkmenistan. Goods bound for our rig in Turkmenistan were shipped through Iran by a freight forwarder. Iran is subject to a number of economic regulations, including sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), and comprehensive restrictions on the export and re-export of U.S.-origin items to Iran. Iran has been designated as a state sponsor of terrorism by the U.S. State Department. Failure to comply with applicable laws and regulations relating to sanctions and export restrictions may subject us to criminal sanctions and civil remedies, including fines, denial of export privileges, injunctions or seizures of our assets. We have self-reported the potential violation to OFAC and retained outside counsel who is conducting a thorough investigation of the matter.

Joint Venture, Agency and Sponsorship Relationships and Other Investments—In some areas of the world, local customs and practice or governmental requirements necessitate the formation of joint ventures with local participation, which we may or may not control. We are an active participant in several joint venture drilling companies, principally in Azerbaijan, Indonesia, Malaysia, Angola, Libya and Nigeria.

We hold a 50 percent interest in Overseas Drilling Limited (“ODL”), which owns the drillship Joides Resolution. The drillship is contracted to perform drilling and coring operations in deep waters worldwide for the purpose of scientific research. We manage and operate the vessel on behalf of ODL.

In early October 2007, we exercised our option to purchase a 50 percent equity interest in TPDI, a joint venture company formed by us and Pacific Drilling, a Liberian company, whereby we acquired exclusive marketing rights for two ultra-deepwater drillships to be named Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2, which are currently under construction. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook-Drilling Market.”

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

A joint venture in which we hold a noncontrolling minority interest operates primarily in Libya, and to a limited extent in Syria. The joint venture, Arab Drilling & Workover Company (“ADWOC”), is a Libyan joint company, of which we own a 40 percent interest, with the remaining 60 percent being owned by parties unrelated to us. One of these parties is Arab Petroleum Investments Corporation, a Saudi Arabian company (“APIC”) whose shareholders are the ten member states of the Organization of Arab Petroleum Exporting Countries (“OAPEC”), including Syria (3 percent interest). APIC owns a 20 percent interest in ADWOC. The other party is Arab Petroleum Services Company, a Libyan company (“APSCO”), whose shareholders are the member states of OAPEC, which owns a 40 percent interest in ADWOC. The Establishment Agreement and Statutes of the joint venture provide us with the right to appoint two of the five members of the board of directors of ADWOC. While the Libyan Sanctions Regulations of OFAC were in effect, our two representatives on the board generally attended but did not otherwise participate in meetings of the board of directors. Since the Libyan Sanctions Regulations were lifted by Executive Order, our representatives have voted on some matters at meetings of the board of directors of ADWOC.

Syria is identified by the U.S. State Department as a state sponsor of terrorism. In addition, Syria is subject to a number of economic regulations, including sanctions administered by OFAC, and comprehensive restrictions on the export and re-export of U.S.-origin items to Syria. We believe our noncontrolling minority investment has been maintained in accordance with all applicable OFAC regulations. However, potential investors could view our minority interest in our Libyan joint venture and any potential violations of OFAC regulations negatively, which could adversely affect our reputation and the market for our ordinary shares. Various state and municipal governments, universities and other investors have proposed or adopted divestment and other initiatives regarding investment (including, with respect to state governments, by state retirement systems) in companies that do business with countries that have been designated as state sponsors of terrorism by the U.S. State Department. As a result, certain investors may be subject to reporting requirements with respect to investments in companies such as ours or may be subject to limits or prohibitions with respect to those investments.

Local laws or customs in some areas of the world also effectively mandate establishment of a relationship with a local agent or sponsor. When appropriate in these areas, we enter into agency or sponsorship agreements.

Performance and Other Key Indicators

Contract Backlog—The following table presents our contract backlog, including firm commitments only, for our Contract Drilling segment as of June 30, 2008, March 31, 2008 and June 30, 2007. Firm commitments are typically represented by signed drilling contracts. Our contract backlog is calculated by multiplying the full contractual operating dayrate by the number of days remaining in the firm contract period, excluding revenues for mobilization, demobilization and contract preparation or other incentive provisions, which are not expected to be significant to our contract drilling revenues.

	June 30, 2008	March 31, 2008	June 30, 2007
	(In millions)
Contract backlog
High-Specification Floaters	$26,945	$21,373	$15,296
Midwater Floaters	5,798	6,037	4,000
High-Specification Jackups	682	679	114
Standard Jackups	4,223	4,314	1,720
Other Rigs	131	145	57
Total	$37,779	$32,548	$21,187

Fleet Average Daily Revenue and Utilization—The following table shows our average daily revenue and utilization for our Contract Drilling segment for each of the quarters ended June 30, 2008, March 31, 2008 and June 30, 2007. See “—Overview” for a definition of average daily revenue, revenue earning day and utilization.

	Three months ended
	June 30, 2008	March 31, 2008	June 30, 2007
Average daily revenue
High-Specification Floaters
Ultra-Deepwater Floaters	$390,400	$380,800	$288,900
Deepwater Floaters	$317,400	$284,100	$212,600
Harsh Environment Floaters	$379,400	$344,000	$288,500
Total High-Specification Floaters	$360,500	$340,900	$256,100
Midwater Floaters	$299,300	$292,300	$234,400
High-Specification Jackups	$178,000	$173,800	$130,400
Standard Jackups	$149,400	$146,200	$117,300
Other Rigs	$48,400	$49,700	$57,200
Total fleet average daily revenue	$238,600	$229,000	$202,400

Utilization
High-Specification Floaters
Ultra-Deepwater Floaters	87%	98%	98%
Deepwater Floaters	81%	79%	83%
Harsh Environment Floaters	98%	96%	96%
Total High-Specification Floaters	86%	90%	91%
Midwater Floaters	82%	88%	98%
High-Specification Jackups	91%	99%	100%
Standard Jackups	89%	93%	85%
Other Rigs	100%	100%	100%
Total fleet average utilization	87%	91%	91%

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of cash during the first six months of 2008 were our cash flows from operations, proceeds from asset sales and proceeds from borrowings under credit facilities. Our primary uses of cash were capital expenditures (including for newbuild construction) and repayments of borrowings under our credit facilities. At June 30, 2008, we had $976 million in cash and cash equivalents.

	Six months ended June 30,
	2008	2007	Change
	(In millions)
Net cash from operating activities
Net income	$2,296	$1,102	$1,194
Amortization of drilling contract intangibles	(414)	—	(414)
Depreciation, depletion and amortization	704	201	503
Other non-cash items	(142)	19	(161)
Changes in operating assets and liabilities	49	(61)	110
	$2,493	$1,261	$1,232

Net cash provided by operating activities increased primarily due to more cash generated from net income.

	Six months ended June 30,
	2008	2007	Change
	(In millions)
Net cash from investing activities
Capital expenditures	$(1,189)	$(755)	$(434)
Proceeds from disposal of assets, net	347	41	306
Joint ventures and other investments, net	(3)	(3)	—
	$(845)	$(717)	$(128)

Net cash used in investing activities increased due to capital expenditures, which were $434 million greater than those of the corresponding prior year period, primarily due to the construction of ten Ultra-Deepwater Floaters, including Petrobras 10000, which will be acquired under a capital lease, the deepwater upgrades of the two Sedco 700-series rigs and the replacement and upgrades of other equipment on our existing rigs. Partially offsetting the greater capital expenditures was increased proceeds from asset sales in the first six months of 2008 during which three units were sold, as compared to the prior year period during which one unit was sold.

	Six months ended June 30,
	2008	2007	Change
	(In millions)
Net cash from financing activities
Borrowings under commercial paper program, net	$1,145	$—	$1,145
Repayments under revolving credit facilities, net	(1,500)	—	(1,500)
Proceeds from debt	2,051	—	2,051
Repayments of debt	(3,673)	(230)	(3,443)
Payments made upon exercise of warrants, net	(4)	—	(4)
Proceeds from issuance of ordinary shares under share-based compensation plans, net	61	55	6
Repurchase of ordinary shares	—	(400)	400
Tax benefit from issuance of ordinary shares under share-based compensation plans	11	9	2
Other, net	(4)	—	(4)
	$(1,913)	$(566)	$(1,347)

Net cash used in financing activities increased primarily due to repayments of borrowings under the Bridge Loan Facility and the 364-Day Revolving Credit Facility. Partially offsetting these increases were borrowings under the Term Loan, the Five-Year Revolving Credit Facility and our commercial paper program. Additionally, we did not repurchase any of our ordinary shares during the first six months of 2008 compared to $400 million of repurchases in the same period of 2007.

Fleet Expansion and Dispositions

Fleet Expansion—We could, from time to time, review possible acquisitions of businesses and drilling rigs and may make significant future capital commitments for such purposes. We may also consider investments related to major rig upgrades or new rig construction. Any such acquisition, upgrade or new rig construction could involve the payment by us of a substantial amount of cash or the issuance of a substantial number of additional ordinary shares or other securities.

Capital expenditures, including capitalized interest of $59 million, totaled $1.2 billion during the six months ended June 30, 2008, substantially all of which related to the Contract Drilling segment. The following table summarizes actual capital expenditures, including capitalized interest, for our major construction and conversion projects incurred through June 30, 2008 and expected in future years (in millions):

	Total costs through June 30, 2008	Expected costs for the remainder of 2008	Estimated costs thereafter	Total estimated cost at completion

Discoverer Clear Leader	$484	$151	$—	$635
Sedco 700-series upgrades	469	120	5	594
GSF Development Driller III (a)	443	128	53	624
Discoverer Americas	398	92	133	623
Dhirubhai Deepwater KG1 (b)	374	42	280	696
Discoverer Inspiration	357	111	211	679
Dhirubhai Deepwater KG2 (b)	179	194	321	694
HHI Newbuild Drillship (a)	218	7	517	742
Discoverer Luanda	232	120	291	643
Enhanced Enterprise-class drillship no. 5	114	247	369	730
Petrobras 10000 (c)	—	—	750	750
Capitalized interest	151	71	200	422
Total	$3,419	$1,283	$3,130	$7,832

______________

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

(c)

In June 2008, we reached an agreement with subsidiaries of Petrobras and Mitsui to acquire a newbuild Ultra-Deepwater Floater, Petrobras 10000, under a capital lease contract. The capital lease contract, which is expected to commence in the third quarter of 2009, has a 20-year term, after which we will have the right and obligation to acquire the drillship for one dollar. Total capital costs to be incurred by Petrobras and Mitsui for the construction of the drillship are estimated to be $750 million, including $65 million of capitalized interest. Upon delivery of the rig, we will record a liability for the capital lease obligation and a corresponding addition to property and equipment.

During 2008, we expect capital expenditures to be approximately $3.1 billion, including approximately $2.2 billion for our major construction and conversion projects. The level of our capital expenditures is partly dependent upon the actual level of operational and contracting activity and the level of capital expenditures for which our customers agree to reimburse us. Our expected capital expenditures during 2008 do not include amounts that would be incurred as a result of other possible newbuild opportunities.

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

Dispositions—From time to time, we may also review possible dispositions of drilling units. During the six months ended June 30, 2008, we completed the sale of three of our Standard Jackups (GSF High Island VIII, GSF Adriatic III and GSF High Island I). We received cash proceeds of $320 million associated with the sale, which had no effect on earnings.

In May 2008, we entered into a definitive agreement to sell our Standard Jackup Transocean Nordic for cash proceeds of $169 million. We expect to complete the transaction during the third quarter of 2008 upon completion of the drilling contract under which Transocean Nordic currently operates.

In July 2008, we entered into definitive agreements to sell two Midwater Floaters (GSF Arctic II and GSF Arctic IV) for net proceeds of approximately $750 million. The sale of the GSF Arctic IV is expected to close late in the third quarter of 2008, and the sale of the GSF Arctic II is expected to close in the fourth quarter of 2008 following completion of existing contract commitments. We have agreed to provide non-recourse seller financing until December 31, 2010 for $745 million of the purchase price for the rigs.

Sources and Uses of Liquidity

We expect to use existing cash balances, internally generated cash flows and proceeds from asset sales to fulfill anticipated obligations such as scheduled debt maturities, repayment of short-term debt, capital expenditures and working capital needs. However, if our revenue backlog continues to grow relative to our total debt, we may consider temporarily suspending our repayment of debt in order to return cash to shareholders either through share repurchases under our previously authorized share repurchase program, dividends or both. From time to time, we may also use bank lines of credit and commercial paper borrowing to maintain liquidity for short-term cash needs.

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

Bank Credit Agreements—In March 2008, we entered into the Term Loan and borrowed $1.925 billion under the term credit facility. In April 2008, we borrowed an additional $75 million, increasing the borrowings under this facility to $2.0 billion, the maximum allowed under the Term Loan. Borrowings may be made under the facility (1) at the base rate, determined as the greater of (A) the fluctuating commercial loan rate announced by Citibank, N.A. in New York and (B) the sum of the weighted average overnight federal funds rate published by the Federal Reserve Bank of New York plus 50 basis points, and (2) at the London Interbank Offered Rate (“LIBOR”) plus 45 basis points, based on current credit ratings. The facility may be prepaid in whole or in part without premium or penalty. The facility contains certain covenants, including a leverage ratio covenant that applies from June 30, 2008 through September 30, 2009 and a debt to total tangible capitalization covenant that applies thereafter. Borrowings under the facility are subject to acceleration upon the occurrence of events of default. The credit facility terminates on March 13, 2010. At July 31, 2008, we had $2.0 billion outstanding under this credit facility at a weighted-average interest rate of 3.34 percent.

In September 2007, we entered into a $15.0 billion, one-year senior unsecured bridge loan facility (“Bridge Loan Facility”). In June 2008, we repaid the then outstanding balance under the Bridge Loan Facility and terminated the facility.

We have access to a bank line of credit under a $2.0 billion, five-year revolving credit facility (“Five-Year Revolving Credit Facility”). At July 31, 2008, $190 million was outstanding under this facility at a weighted-average interest rate of 2.7 percent.

In December 2007, we entered into a credit agreement for a 364-day, $1.5 billion revolving credit facility (“364-Day Revolving Credit Facility”). The 364-Day Revolving Credit Facility bears interest, at our option, at either (1) a base rate, determined as the greater of (a) the prime loan rate or (b) the federal funds effective rate plus 0.50 percent, or (2) the reserve-adjusted LIBOR plus the applicable margin, which is based upon our non-credit enhanced senior unsecured long-term debt rating (“Debt Rating”). A facility fee, varying from 0.05 percent to 0.15 percent depending on our Debt Rating, is incurred on the daily amount of the underlying commitment, whether used or unused, throughout the term of the facility. A utilization fee, varying from 0.05 percent to 0.10 percent depending on our Debt Rating, is payable if amounts outstanding under the 364-Day Revolving Credit Facility are greater than or equal to 50 percent of the total underlying commitment. The 364-Day Revolving Credit Facility may be prepaid in whole or in part without premium or penalty. At July 31, 2008, no amounts were outstanding under this facility.

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

Other provisions of the Term Loan, Five-Year Revolving Credit Facility and the 364-Day Revolving Credit Facility include limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions and mergers and sale of substantially all assets. Should we fail to comply with these covenants, we would be in default and may lose access to these facilities. We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions. A default under our public debt could trigger a default under our credit agreements and, if not waived by the lenders, could cause us to lose access to these facilities.

In December 2007, we entered into a commercial paper program (the “Program”). The Five-Year Revolving Credit Facility and the 364-Day Revolving Credit Facility provide liquidity for the Program. At July 31, 2008, $978 million was outstanding under the Program at a weighted-average interest rate of 3.0 percent.

Convertible Notes—In December 2007, we issued $6.6 billion aggregate principal amount of 1.625% Series A Convertible Senior Notes due December 2037, 1.50% Series B Convertible Senior Notes due December 2037 and 1.50% Series C Convertible Senior Notes due December 2037 (together, the “Convertible Notes”). The Convertible Notes may be converted at an initial rate of 5.9310 ordinary shares per $1,000 note. The initial conversion rate is subject to adjustment upon the occurrence of certain corporate events but not for accrued interest. Upon conversion, we will deliver, in lieu of ordinary shares, cash up to the aggregate principal amount of notes to be converted and ordinary shares in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted. If certain fundamental changes occur on or before specified dates, we will in some cases increase the conversion rate for a holder electing to convert notes in connection with such fundamental change; provided, that in no event will the total number of shares issuable upon conversion of a note exceed 7.8585 per principal amount of notes (subject to adjustment in the same manner as the conversion rate). The maximum number of shares that could be issued upon exercise of all of the outstanding Convertible Notes, assuming the issuance of the maximum number of shares issuable pursuant to the provision in the preceding sentence, but subject to adjustment for other corporate events, is 51,866,100.

Contractual Obligations—Other than with respect to the contractual obligations set forth below, there have been no material changes from the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2007.

Our contractual obligations included in the table below are at face value (in millions).

		For the years ending December 31,
	Total	2008	2009-2010	2011-2012	Thereafter

Purchase obligations	$4,706	$2,894	$1,812	$ –	$ –
Capital lease obligations	1,548	2	118	156	1,272

As of June 30, 2008, the total unrecognized tax benefit related to uncertain tax positions, net of prepayments, was $482 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Commercial Commitments—As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.

We have established a wholly-owned captive insurance company which insures various risks of our operating subsidiaries. Access to the cash investments of the captive insurance company may be limited due to local regulatory restrictions. The cash investments are currently expected to rise to approximately $132 million by the end of 2008.

Operating Results

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Following is an analysis of our operating results. See “—Overview” for a definition of revenue earning days, utilization and average daily revenue.

	Three months ended
	June 30,
	2008	2007	Change	% Change
	(In millions, except day amounts and percentages)

Revenue earning days	10,845	6,719	4,126	61%
Utilization	87%	91%	n/a	(4)%
Average daily revenue	$238,600	$202,400	$36,200	18%

Contract drilling revenues	$2,587	$1,360	$1,227	90%
Contract drilling intangible revenues	190	—	190	100%
Other revenues	325	74	251	n/m
	3,102	1,434	1,668	n/m
Operating and maintenance expense	(1,364)	(627)	(737)	n/m
Depreciation, depletion and amortization	(337)	(101)	(236)	n/m
General and administrative expense	(45)	(29)	(16)	55%
Loss from disposal of assets, net	(6)	(1)	(5)	n/m
Operating income	1,350	676	674	100%
Other (income) expense, net
Interest income	10	5	5	100%
Interest expense, net of amounts capitalized	(111)	(33)	(78)	n/m
Other, net	(3)	(5)	2	(40)%
Income tax expense	(140)	(93)	(47)	51%
Minority interest	1	(1)	2	n/m
Net income	$1,107	$549	$558	n/m

_________________

“n/a” means not applicable

“n/m” means not meaningful

Contract drilling revenues increased primarily as a result of the inclusion of an additional $947 million in contract drilling revenues from GlobalSantaFe’s operations and higher average daily revenue across the fleet. In addition, revenues from four rigs that were out of service for a portion of 2007 and the reactivation of one rig during 2008 contributed to increased revenue of $43 million and $28 million, respectively. Partially offsetting these increases were lower revenues of $126 million on 16 rigs that were out of service in 2008 for shipyard, mobilization or maintenance projects and lower revenues of $12 million on a rig sold during 2007.

Contract drilling intangible revenues of $190 million were recognized for the three months ended June 30, 2008 as a result of the fair market valuation of GlobalSantaFe drilling contracts in effect at the time of the Merger with no corresponding revenue in the prior year period.

Other revenues increased primarily due to a $231 million increase in non-drilling revenue as a result of the inclusion of GlobalSantaFe’s operations and a $25 million increase in client reimbursable revenue, partially offset by a $5 million decrease in integrated services revenue.

Operating and maintenance expenses increased primarily due to the inclusion of GlobalSantaFe’s operations. Other contributing factors included higher labor costs due to scheduled pay increases, vendor price increases that resulted in higher rig maintenance costs and higher costs associated with an increase in the number of rigs out of service for shipyard or maintenance projects during the period.

Depreciation, depletion and amortization increased primarily due to $216 million of depreciation of property and equipment acquired in the Merger and the inclusion of GlobalSantaFe’s operations, including $6 million of depletion on intangible costs from our oil and gas properties and $1 million of amortization of intangible assets from our drilling management services.

The increase in general and administrative expense was primarily due to $9 million related to the inclusion of GlobalSantaFe’s operations, $5 million related to general operating costs and $2 million related to personnel expenses.

During the three months ended June 30, 2008, we recognized a net loss of $6 million related to the disposal of other assets. During the three months ended June 30, 2007, we recognized a net loss of $1 million related to the disposal of other assets.

The increase in interest income was primarily due to investment income recognized on legacy GlobalSantaFe investments during the second quarter of 2008 with no comparable activity during the same period of 2007.

The increase in interest expense was primarily attributable to $99 million resulting from the issuance of new debt subsequent to the second quarter of 2007. In addition, $8 million of the increase was from debt assumed in the Merger, including $4 million from debt due to affiliates. Partially offsetting this increase were reductions of $15 million related to increased capitalized interest during the three months ended June 30, 2008 and $18 million due to debt repaid subsequent to the second quarter of 2007.

We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. The estimated annual effective tax rates at June 30, 2008 and 2007 were 12.5 percent and 14.9 percent, respectively, based on estimated 2008 and 2007 annual income before income taxes after adjusting for certain items such as net gains on sales of assets and prior period adjustments. The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits. For the three months ended June 30, 2008, the impact of the various discrete items was a net tax benefit of $2 million resulting in a tax rate of 11.2 percent on earnings before income taxes. For the three months ended June 30, 2007, the impact of the various discrete period items was a net tax benefit of $11 million, resulting in a tax rate of 14.4 percent on earnings before income taxes.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Following is an analysis of our operating results. See “—Overview” for a definition of revenue earning days, utilization and average daily revenue.

	Six months ended
	June 30,
	2008	2007	Change	% Change
	(In millions, except day amounts and percentages)

Revenue earning days	22,369	13,419	8,950	67%
Utilization	89%	90%	n/a	(1)%
Average daily revenue	$233,700	$200,200	$33,500	17%

Contract drilling revenues	$5,227	$2,633	$2,594	99%
Contract drilling intangible revenues	414	—	414	100%
Other revenues	571	129	442	n/m
	6,212	2,762	3,450	n/m
Operating and maintenance expense	(2,521)	(1,195)	(1,326)	n/m
Depreciation, depletion and amortization	(704)	(201)	(503)	n/m
General and administrative expense	(94)	(55)	(39)	71%
Gain (loss) from disposal of assets, net	(3)	22	(25)	n/m
Operating income	2,890	1,333	1,557	n/m
Other (income) expense, net
Interest income	23	10	13	n/m
Interest expense, net of amounts capitalized	(248)	(70)	(178)	n/m
Other, net	(11)	8	(19)	n/m
Income tax expense	(358)	(178)	(180)	n/m
Minority interest	—	(1)	1	100%
Net income	$2,296	$1,102	$1,194	n/m

_________________

“n/a” means not applicable

“n/m” means not meaningful

Contract drilling revenues increased primarily as a result of the inclusion of an additional $1,939 million in contract drilling revenues from GlobalSantaFe’s operations and higher average daily revenue across the fleet. In addition, revenues from nine rigs that were out of service for a portion of 2007 and the reactivation of two rigs during 2008 contributed to increased revenue of $140 million and $45 million, respectively. Partially offsetting these increases were lower revenues of $202 million from 18 rigs that were out of service for a portion of 2008 for shipyard, mobilization or maintenance projects and lower revenues of $24 million from two rigs sold during 2007.

Contract drilling intangible revenues of $414 million were recognized for the six months ended June 30, 2008, as a result of the fair market valuation of GlobalSantaFe drilling contracts in effect at the time of the Merger with no corresponding revenue in the prior year period.

Other revenues increased primarily due to a $395 million increase in non-drilling revenue as a result of the inclusion of GlobalSantaFe’s operations, a $34 million increase in client reimbursable revenue and a $13 million increase in integrated services revenue.

Operating and maintenance expenses increased primarily due to the inclusion of GlobalSantaFe’s operations. Other contributing factors included higher labor costs due to scheduled pay increases, vendor price increases that resulted in higher rig maintenance costs and higher costs associated with an increase in the number of rigs out of service for shipyard or maintenance projects during the period.

Depreciation, depletion and amortization increased primarily due to $453 million of depreciation of property and equipment acquired in the Merger and the inclusion of GlobalSantaFe’s operations during the first six months of 2008, including $10 million of amortization of intangible assets from our drilling management services and $15 million of depletion on intangible costs from our oil and gas properties.

The increase in general and administrative expense during the first six months of 2008 was primarily due to $20 million related to the inclusion of GlobalSantaFe’s operations, $13 million related to general operating costs and $7 million related to personnel expenses.

During the six months ended June 30, 2008, we recognized net losses of $3 million related to disposal of other assets. During the six months ended June 30, 2007, we recognized net gains of $22 million related to rig sales and disposal of other assets.

The increase in interest income was primarily due to investment income recognized on legacy GlobalSantaFe investments during the first six months of 2008 with no comparable activity during the same period of 2007.

The increase in interest expense was primarily attributable to $218 million resulting from the issuance of new debt subsequent to the first six months of 2007. In addition, $17 million of the increase was from debt assumed in the Merger, including $8 million from debt due to affiliates. Partially offsetting this increase were reductions of $31 million related to increased capitalized interest during the first six months of 2008 and $33 million due to debt repaid subsequent to the first six months of 2007.

The decrease in other, net was primarily due to a $13 million decrease of income related to royalty payments. In addition, we recognized an additional $8 million in foreign exchange loss during the first six months of 2008 compared to the same period of 2007.

We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. The estimated annual effective tax rates at June 30, 2008 and 2007 were 12.5 percent and 14.9 percent, respectively, based on estimated 2008 and 2007 annual income before income taxes after adjusting for certain items such as net gains on sales of assets and prior period adjustments. The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits. For the six months ended June 30, 2008, the impact of the various discrete items was a net tax expense of $25 million resulting in a tax rate of 13.5 percent on earnings before income taxes. For the six months ended June 30, 2007, the impact of the various discrete period tax items was a net tax benefit of $10 million, resulting in a tax rate of 13.9 percent on earnings before income taxes.

Severance Plans

In connection with the Merger, we established a plan to consolidate operations and administrative functions post-Merger. As of June 30, 2008, we have identified 218 employees who have been or will be involuntarily terminated pursuant to this plan. The estimated severance-related costs for the affected employees of the legacy GlobalSantaFe companies of $25 million was recorded as a liability as part of the accounting for the Merger. The estimated severance-related costs for the affected employees of the legacy Transocean companies of $8 million is being recognized as operating and maintenance expense or general and administrative expense over the service period of the affected employees. We recognized $3 million of such expense during the six months ended June 30, 2008. The termination benefits are being paid as salary continuation over a period of between six and 24 months. Through June 30, 2008 we have paid $20 million in termination benefits under the plan, including $19 million during the six months ended June 30, 2008. We expect to accrue substantially all of the remaining amounts by the end of the first quarter of 2009.

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

For a discussion of the critical accounting estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to these estimates during the six months ended June 30, 2008. These estimates require significant judgments and estimates used in the preparation of our consolidated financial statements. Management has discussed each of these critical accounting judgments and estimates with the audit committee of the board of directors.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather provides guidance for the application of fair value measurements required in other accounting pronouncements and seeks to eliminate inconsistencies in the application of such guidance among those other standards. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We have adopted those provisions of SFAS 157 that were unaffected by the delay in the first quarter of 2008. Such adoption did not have a material effect on our consolidated statement of financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests, also known as minority interests, in a subsidiary and for the deconsolidation of a subsidiary. It requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements and requires that consolidated net income attributable to the parent and to the noncontrolling interests be shown separately on the face of the income statement. SFAS 160 also requires, among other things, that noncontrolling interests in formerly consolidated subsidiaries be measured at fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We will be required to initially adopt SFAS 160 in the first quarter of 2009. We are currently evaluating the requirements of SFAS 160 and have not yet determined what impact the adoption will have on our consolidated statement of financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, Business Combinations and, among other things, (1) changes previous guidance so as to require that primarily all acquired assets, liabilities, minority interest and certain contingencies be measured at fair value, (2) broadens the scope of business combinations to include all transactions in which one entity gains control over one or more other businesses and (3) requires costs incurred to effect the acquisition (acquisition-related costs) and anticipated restructuring costs of the acquired company to be recognized separately from the acquisition. SFAS 141R applies prospectively to business combinations for which the acquisition date occurs in fiscal years beginning after December 15, 2008. We will be required to adopt the principles of SFAS 141R with respect to business combinations occurring on or after January 1, 2009. Due to the prospective application requirement, we are unable to determine what effect, if any, the adoption of SFAS 141R will have on our consolidated statement of financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We will be required to adopt SFAS 161 in the first quarter of 2009. We are currently evaluating the requirements of SFAS 161 and have not yet determined what impact the adoption will have on our consolidated statement of financial position, results of operations or cash flows.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the U.S. SFAS 162 shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have an effect on our consolidated statement of financial position, results of operations or cash flows.

In May 2008, the FASB also issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which requires the issuer of a convertible debt instrument to separately account for the liability and equity components of the instrument and reflect interest expense at the entity’s market rate of borrowing for non-convertible debt instruments. FSP APB 14-1 requires retrospective restatement of all periods presented with the cumulative effect of the change in accounting principle on prior periods being recognized as of the beginning of the first period presented. The adoption of FSP APB 14-1 will have an effect on the accounting, both retrospectively and prospectively, for our Convertible Notes and, retrospectively, for our previously redeemed 1.5% Convertible Debentures due May 2021. Aside from a reduction of debt balances and an increase to shareholders’ equity on our consolidated balance sheets for each period presented, we expect the retrospective application of FSP APB 14-1 will result in an non-cash increase to our annual historical interest expense, net of amounts capitalized, of approximately $9 million and $176 million for 2007 and 2008, respectively. Additionally, we expect that the adoption will result in a non-cash increase to our projected annual interest expense, net of amounts expected to be capitalized, of approximately $175 million, $205 million and $150 million for 2009, 2010 and 2011, respectively.

In June 2008, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). An instrument or embedded feature that is both indexed to an entity’s own stock and potentially settled in shares may be exempt, if certain other criteria are met, from mark-to-market accounting of derivative financial instruments. EITF 07-5 addresses instruments with contingent and other adjustment features that may change the exercise price or notional amount or otherwise alter the payoff at settlement. For example, instruments with strike prices in a currency other than our functional currency would not be indexed solely to our ordinary shares under EITF 07-5. We have both warrants and convertible debentures outstanding that are exercisable or convertible into our ordinary shares. We do not expect EITF 07-5, which is effective for fiscal years beginning after December 15, 2008, to have a material effect on our consolidated statement of financial position, results of operations or cash flows after adoption.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP EITF 03-6-1 on our consolidated financial position and results of operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term and short-term debt. The table below presents scheduled debt maturities in U.S. dollars and related weighted-average interest rates for each of the 12-month periods ending June 30 relating to debt obligations as of June 30, 2008 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a) (b)							Fair Value
	2009	2010	2011	2012	2013	Thereafter	Total	6/30/08
Total debt
Fixed rate	$ —	$ 1	$2,200	$2,366	$2,951	$3,318	$10,836	$11,818
Average interest rate	9.8%	9.8%	1.6%	1.9%	2.4%	6.8%	3.5%
Variable rate	$2,145	$2,000	$ —	$ —	$ —	$ 290	$ 4,435	$ 4,435
Average interest rate	2.9%	3.1%	—%	—%	—%	5.1%	3.2%

__________________________

(a)

Maturity dates of the face value of our debt assume the put options on the Series A Notes, the Series B Notes and the Series C Notes will be exercised in December 2010, December 2011 and December 2012, respectively.

(b)	Expected maturity amounts are based on the face value of debt.

At June 30, 2008, we had approximately $4 billion of variable rate debt at face value (27.3 percent of total debt at face value). This variable rate debt primarily represented issuances outstanding under the Program, the Floating Rate Notes and borrowings under the Term Loan. At December 31, 2007, we had approximately $6 billion variable rate debt outstanding. Based upon the June 30, 2008 and December 31, 2007 variable rate debt outstanding amounts, a one percentage point change in interest rates would result in a corresponding change in interest expense per year of approximately $44 million and $64 million, respectively. In addition, a large part of our cash investments would earn commensurately higher rates of return if interest rates increase. Using June 30, 2008 and December 31, 2007 cash investment levels, a one percentage point change in interest rates would result in a corresponding change in interest income of approximately $6 million and $8 million per year, respectively.

Foreign Exchange Risk

Our international operations expose us to foreign exchange risk. These matters have been previously discussed and reported in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to these previously reported matters during the six months ended June 30, 2008.

ITEM 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes to our internal controls during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In 2004, several of our subsidiaries were named, along with numerous unaffiliated defendants, in 21 complaints that were filed in the Circuit Courts of the State of Mississippi involving approximately 750 plaintiffs that alleged personal injury arising out of asbestos exposure in the course of their employment by some of these defendants between 1965 and 1986. The complaints also named as defendants certain subsidiaries of TODCO and certain subsidiaries of Sedco, Inc. to whom we may owe indemnity. Further, the complaints named other unaffiliated defendant companies, including companies that allegedly manufactured drilling related products containing asbestos. The complaints alleged that the defendants used asbestos-containing products in connection with drilling operations and included allegations of negligence, strict liability, and claims allowed under the Jones Act and general maritime law. The plaintiffs generally sought awards of unspecified compensatory and punitive damages. The Special Master who was appointed to oversee these cases required that each plaintiff file a separate amended complaint and then he dismissed the original 21 complaints. We believe that we may have a direct or indirect interest in 44 of the resulting complaints. We have not been provided with sufficient information in all claims to determine the period of the claimants’ exposure to asbestos, their medical condition or the vessels potentially involved in the claims. We historically have maintained broad liability insurance, but we are not certain whether our insurance will cover all liabilities arising out of the 44 claims. We intend to defend these lawsuits vigorously, but there can be no assurance as to their ultimate outcome.

Environmental Matters—One of our subsidiaries was previously requested to contribute approximately $140,000 toward remediation costs of the Environmental Protection Corporation (“EPC”) Eastside Disposal Facility near Bakersfield, California, by a company that has taken responsibility for site remediation from the California Department of Toxic Substances Control. In July 2008, we settled our interest in the dispute for approximately $130,000.

We have certain other actions or claims pending as discussed and reported in Notes to Condensed Consolidated Financial Statements Note 10—Contingencies. We are also involved in various tax matters as described in Notes to Condensed Consolidated Financial Statements Note 7—Income Taxes. We are also involved in a number of lawsuits which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows. We cannot predict with certainty the outcome or effect of any of the matters specifically described above or of any such other pending or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Item 1A. Risk Factors

Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors as previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, as updated by “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.

Our non-U.S. operations involve additional risks not associated with our U.S. operations.

We operate in various regions throughout the world, which may expose us to political and other uncertainties, including risks of:

▪	terrorist acts, war and civil disturbances;
▪	expropriation or nationalization of equipment; and
▪	the inability to repatriate income or capital.

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

Our non-U.S. contract drilling operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to the equipment and operation of drilling units, currency conversions and repatriation, oil and gas exploration and development and taxation of offshore earnings and earnings of expatriate personnel. We are also subject to OFAC and other U.S. laws and regulations governing our international operations. In addition, various state and municipal governments, universities and other investors have proposed or adopted divestment and other initiatives regarding investment (including, with respect to state governments, by state retirement systems) in companies that do business with countries that have been designated as state sponsors of terrorism by the U.S. State Department. We have a minority interest in a joint venture that operates to a limited extent in Syria, which has been designated as a state sponsor of terrorism by the U.S. State Department. Our internal compliance program has identified a potential OFAC compliance issue involving the shipment of goods by a freight forwarder through Iran, another country that has been designated as a state sponsor of terrorism by the U.S. State Department. See “Item 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations—Outlook–Regulatory Matters.” Failure to comply with applicable laws and regulations, including those relating to sanctions and export restrictions, may subject us to criminal sanctions or civil remedies, including fines, denial of export privileges, injunctions or seizures of assets. Potential investors could view our minority interest in our Libyan joint venture and any potential violations of OFAC regulations negatively, which could adversely affect our reputation and the market for our ordinary shares. Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and gas and other aspects of the oil and gas industries in their countries. In addition, government action, including initiatives by the Organization of the Petroleum Exporting Countries, may continue to cause oil or gas price volatility. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil companies and may continue to do so.

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

Tax legislative proposals intending to eliminate some perceived tax advantages of companies that have legal domiciles outside the United States but have certain U.S. connections have repeatedly been introduced in the U.S. Congress.  Recent examples include, but are not limited to, legislative proposals that would broaden the circumstances in which a non-U.S. company would be considered a U.S. resident and proposals that could override certain tax treaties and limit treaty benefits on certain payments by U.S. subsidiaries to non-U.S. affiliates.  Furthermore, Congress has placed additional scrutiny on certain perceived tax havens, and in particular, the Cayman Islands, adding to the risk that such legislation could be enacted or made applicable to us. Such legislation, if enacted into law, could cause a material increase in our tax liability and effective tax rate, which could result in a significant negative impact on our earnings and cash flows from operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
April 2008	546	$ 146.55	—	$ 600
May 2008	274	$ 148.01	—	$ 600
June 2008	—	$ —	—	$ 600
Total	820	$ 147.04		$ 600

_________________

(1)

Total number of shares purchased in the second quarter of 2008 consists of shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan.

(2)

In May 2006, our board of directors authorized an increase in the amount of ordinary shares which may be repurchased pursuant to our share repurchase program to $4.0 billion from $2.0 billion, which was previously authorized and announced in October 2005. The shares may be repurchased from time to time in open market or private transactions. The repurchase program does not have an established expiration date and may be suspended or discontinued at any time. Under the program, repurchased shares are retired and returned to unissued status. From inception through June 30, 2008, we have repurchased a total of 46.9 million of our ordinary shares at a total cost of $3.4 billion.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual General Meeting of Transocean Inc. held on May 16, 2008, 268,264,036 shares were represented in person or by proxy out of 317,958,465 shares outstanding and entitled to vote as of the record date, constituting a quorum. The matters submitted to a vote of shareholders, as set forth in our proxy statement relating to the meeting, and the corresponding voting results were as follows:

(i) With respect to the election of Class III Director nominees as set forth in our proxy statement relating to the meeting, the following number of votes were cast:

Name of Nominee for Class III Director	For	Against	Withheld/ Abstain
Jon A. Marshall	263,148,220	1,793,755	3,322,060
Martin B. McNamara	257,912,906	6,996,794	3,354,336
Robert E. Rose	263,110,813	1,799,463	3,353,760
Ian C. Strachan	263,480,027	1,383,348	3,400,660

(ii) With respect to the approval of our appointment of Ernst & Young LLP as independent registered public accounting firm for 2008, the following number of votes were cast:

For	Against/ Authority Withheld	Exceptions/ Abstain	Broker Non-Votes
261,061,584	3,887,473	3,314,979	—

Item 6. Exhibits

(a)	Exhibits

The following exhibits are filed in connection with this Report:

Number	Description

† 10.1	Terms and Conditions of the July 2008 Employee Contingent Deferred Unit Award

† 10.2	Terms and Conditions of the July 2008 Nonqualified Share Option Award

* 10.3	Base Salaries and 2008 Annual Cash Bonus Opportunity for Certain Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2008)

* 10.4	Base Salaries for Certain Named Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2008)

† 31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

† 31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

† 32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† 32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________________

* Incorporated by reference as indicated.

† Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2008.

TRANSOCEAN INC.

By:	/s/ Gregory L. Cauthen
Gregory L. Cauthen Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ John H. Briscoe
John H. Briscoe Vice President and Controller (Principal Accounting Officer)