Form 10-Q
period 2008-09-30
TRANSOCEAN INC
filed 2008-11-06
CIK 1083269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of October 31, 2008, 319,176,432 ordinary shares, par value $0.01 per share, were outstanding.

TRANSOCEAN INC.

INDEX TO FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2008

PART I FINANCIAL INFORMATION		Page
Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Operations
	Three and nine months ended September 30, 2008 and 2007	1

	Condensed Consolidated Balance Sheets
	September 30, 2008 and December 31, 2007	2

	Condensed Consolidated Statements of Cash Flows
	Three and nine months ended September 30, 2008 and 2007	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	47

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 6.	Exhibits	51

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSOCEAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Operating revenues
Contract drilling revenues	$2,699	$1,455	$7,926	$4,088
Contract drilling intangible revenues	143	—	557	—
Other revenues	350	83	921	212
	3,192	1,538	9,404	4,300
Costs and expenses
Operating and maintenance	1,426	663	3,947	1,858
Depreciation, depletion and amortization	336	103	1,040	304
General and administrative	46	27	140	82
	1,808	793	5,127	2,244
Gain (loss) from disposal of assets, net	(1)	8	(4)	30
Operating income	1,383	753	4,273	2,086

Other income (expense), net
Interest income	7	7	30	17
Interest expense, net of amounts capitalized	(100)	(23)	(348)	(93)
Other, net	(12)	287	(23)	295
	(105)	271	(341)	219

Income before income taxes and minority interest	1,278	1,024	3,932	2,305
Income tax expense	175	52	533	230
Minority interest	(3)	(1)	(3)	—

Net income	$1,106	$973	$3,402	$2,075

Earnings per share
Basic	$3.47	$4.80	$10.69	$10.25
Diluted	$3.44	$4.63	$10.59	$9.87

Weighted average shares outstanding
Basic	319	203	318	202
Diluted	321	210	321	211

See accompanying notes.

TRANSOCEAN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$829	$1,241
Short-term investments	392	—
Accounts receivable, net of allowance for doubtful accounts of $65 and $50 at September 30, 2008 and December 31, 2007, respectively	2,783	2,370
Materials and supplies, net of allowance for obsolescence of $28 and $22 at September 30, 2008 and December 31, 2007, respectively	429	333
Deferred income taxes, net	55	119
Assets held for sale	564	—
Other current assets	236	233
Total current assets	5,288	4,296

Property and equipment	25,152	24,545
Less accumulated depreciation	4,597	3,615
Property and equipment, net	20,555	20,930
Goodwill	8,346	8,219
Other assets	976	919
Total assets	$35,165	$34,364

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable	$934	$805
Accrued income taxes	234	99
Debt due within one year	932	6,172
Other current liabilities	853	826
Total current liabilities	2,953	7,902

Long-term debt	13,851	11,085
Deferred income taxes, net	755	681
Other long-term liabilities	1,528	2,125
Total long-term liabilities	16,134	13,891

Commitments and contingencies

Minority interest	3	5

Preference shares, $0.10 par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value; 800,000,000 shares authorized, 319,068,820 and 317,222,909 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	3	3
Additional paid-in capital	10,911	10,799
Accumulated other comprehensive loss	(46)	(42)
Retained earnings	5,207	1,806
Total shareholders' equity	16,075	12,566
Total liabilities and shareholders' equity	$35,165	$34,364

See accompanying notes.

TRANSOCEAN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Cash flows from operating activities
Net income	$1,106	$973	$3,402	$2,075
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of drilling contract intangibles	(143)	—	(557)	—
Depreciation, depletion and amortization	336	103	1,040	304
Share-based compensation expense	16	11	49	30
(Gain) loss from disposal of assets, net	1	(8)	4	(30)
Impairment of short-term investments	16	—	16	—
Deferred revenue, net	(3)	(20)	22	18
Deferred expenses, net	(3)	(4)	(132)	(17)
Deferred income taxes	60	9	4	2
Other, net	(6)	2	3	6
Changes in operating assets and liabilities	(110)	(169)	(88)	(230)
Net cash provided by operating activities	1,270	897	3,763	2,158

Cash flows from investing activities
Capital expenditures	(514)	(305)	(1,703)	(1,060)
Proceeds from disposal of assets, net	5	21	352	62
Proceeds from sale of investments	14	—	14	—
Short-term investments	(408)	—	(408)	—
Joint ventures and other investments, net	—	—	(3)	(3)
Net cash used in investing activities	(903)	(284)	(1,748)	(1,001)

Cash flows from financing activities
Borrowings (repayments) under commercial paper program, net	(213)	—	932	—
Borrowings (repayments) under revolving credit facilities, net	415	—	(1,085)	—
Proceeds from debt	303	—	2,354	—
Repayments of debt	(1,000)	(470)	(4,673)	(700)
Repurchase of ordinary shares	—	—	—	(400)
Proceeds from (payments made upon) exercise of warrants, net	—	16	(4)	16
Proceeds from (taxes paid for) issuance of ordinary shares under share-based compensation plans, net	(12)	1	49	56
Excess tax benefit from issuance of ordinary shares under share-based compensation plans	—	23	11	33
Other, net	(7)	(10)	(11)	(11)
Net cash used in financing activities	(514)	(440)	(2,427)	(1,006)
Net increase (decrease) in cash and cash equivalents	(147)	173	(412)	151
Cash and cash equivalents at beginning of period	976	445	1,241	467
Cash and cash equivalents at end of period	$829	$618	$829	$618

See accompanying notes.

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Nature of Business and Principles of Consolidation

Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, "Transocean," the "Company," "we," "us" or "our") is a leading international provider of offshore contract drilling services for oil and gas wells. Our mobile offshore drilling fleet is considered one of the most modern and versatile fleets in the world. Specializing in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services, we contract our drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. At September 30, 2008, we owned, had partial ownership interests in or operated 137 mobile offshore drilling units. As of this date, our fleet consisted of 39 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 29 Midwater Floaters, 10 High-Specification Jackups, 55 Standard Jackups and four Other Rigs. In addition, as of September 30, 2008, we had 10 Ultra-Deepwater Floaters under construction or contracted for construction (see Note 4—Drilling Fleet Expansion and Upgrades).

We also provide oil and gas drilling management services, drilling engineering and drilling project management services, and we participate in oil and gas exploration and production activities. Drilling management services are provided through Applied Drilling Technology Inc., our wholly owned subsidiary, and through ADT International, a division of one of our U.K. subsidiaries (together, "ADTI"). ADTI conducts drilling management services primarily on either a dayrate or a completed-project, fixed-price (or "turnkey") basis. Oil and gas properties consist of exploration, development and production activities performed by Challenger Minerals Inc. and Challenger Minerals (North Sea) Limited (together, "CMI"), our oil and gas subsidiaries.

In November 2007, we completed our merger transaction (the "Merger") with GlobalSantaFe Corporation ("GlobalSantaFe"). Immediately prior to the effective time of the Merger, each of our outstanding ordinary shares was reclassified by way of a scheme of arrangement under Cayman Islands law into (1) 0.6996 of our ordinary shares and (2) $33.03 in cash (the "Reclassification" and, together with the Merger, the "Transactions"). At the effective time of the Merger, each outstanding ordinary share of GlobalSantaFe (the "GlobalSantaFe Ordinary Shares") was exchanged for (1) 0.4757 of our ordinary shares (after giving effect to the Reclassification) and (2) $22.46 in cash. We have included the financial results of GlobalSantaFe in our consolidated financial statements beginning November 27, 2007, the date GlobalSantaFe Ordinary Shares were exchanged for our ordinary shares.

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

In September 2008, we acquired a 65 percent interest in Angola Deepwater Drilling Company Limited ("ADDCL"), a Cayman Islands joint venture company formed to commission the construction, ownership and operation of the ultra-deepwater drillship to be named Discoverer Luanda. Angco Cayman Limited acquired the remaining 35 percent interest in ADDCL. We have evaluated our interests in ADDCL under the standards of Financial Accounting Standards Board ("FASB") Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51 ("FIN 46R") and have determined that the joint venture company is a variable interest entity, as defined in the standards. We have determined that we are the primary beneficiary for accounting purposes. Accordingly, we consolidate ADDCL in our consolidated financial statements and the interest that is not owned by us is presented as minority interest on our condensed consolidated balance sheet and statement of operations.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation—Our accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States ("U.S.") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements. The condensed consolidated financial statements

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any future period.

We accounted for the Reclassification as a reverse stock split and a dividend, which required restatement of our historical weighted average shares outstanding, historical earnings per share and other share-based calculations for prior periods. All references in our financial statements to number of shares and per share amounts have been retroactively restated to reflect the decreased number of our ordinary shares issued and outstanding as a result of this accounting treatment unless otherwise noted.

The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Accounting Estimates—The preparation of financial statements that comply with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Significant estimates include those related to bad debts, materials and supplies obsolescence, investments, intangible assets and goodwill, property and equipment and other long-lived assets, income taxes, workers' insurance, share-based compensation, pensions and other postretirement benefits, other employment benefits and contingent liabilities. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from such estimates.

Total Comprehensive Income—Total comprehensive income for the three and nine months ended September 30, 2008 was $1.1 billion and $3.4 billion, respectively, while total comprehensive income for the three and nine months ended September 30, 2007 was $971 million and $2.1 billion, respectively. Other comprehensive income did not contain any material items for any of the periods presented.

Capitalized Interest—We capitalize interest costs for qualifying construction and upgrade projects. We capitalized interest costs on construction work in progress of $32 million and $92 million for the three and nine months ended September 30, 2008, respectively. Capitalized interest for the three and nine months ended September 30, 2007 was $19 million and $46 million, respectively.

Segments—Prior to the Merger, we operated in one business segment. As a result of the Merger, we have established two reportable segments: (1) Contract Drilling and (2) Other. Drilling management services and oil and gas properties do not separately meet the quantitative thresholds for determining reportable segments and are combined for reporting purposes in the Other segment.

Share-Based Compensation—Share-based compensation expense for the three and nine months ended September 30, 2008 was $16 million ($15 million, or $0.05 per diluted share, net of tax) and $49 million ($43 million, or $0.13 per diluted share, net of tax), respectively. Share-based compensation expense for the three and nine months ended September 30, 2007 was $11 million ($10 million, or $0.05 per diluted share, net of tax) and $30 million ($27 million, or $0.13 per diluted share, net of tax), respectively. Additionally, tax deduction benefits in excess of recognized compensation costs, reported in financing cash flows were not material for the three months ended September 30, 2008, $11 million for the nine months ended September 30, 2008, and $23 million and $33 million for the three and nine months ended September 30, 2007, respectively.

New Accounting Pronouncements—In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather provides guidance for the application of fair value measurements required in other accounting pronouncements and seeks to eliminate inconsistencies in the application of such guidance among those other standards. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In the first quarter 2008, we adopted those provisions of SFAS 157 that were unaffected by the delay. Such adoption did not have a material effect on our consolidated statement of financial position, results of operations or cash flows. In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3"), that clarifies the application of SFAS 157 when the market is not active. We adopted FSP 157-3 as of September 30, 2008, which did not have a material effect on our consolidated statement of financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for noncontrolling interests, also known as minority interests, in a subsidiary and for the deconsolidation of a subsidiary. It requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements and requires that consolidated net income attributable to the parent and to the noncontrolling interests be shown separately on the face of the income statement. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We will be required to adopt SFAS 160 in the first quarter of 2009. We do not expect the adoption of SFAS 160 to have a material effect on our consolidated statement of financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R replaces SFAS No. 141, Business Combinations and, among other things, (1) changes previous guidance so as to require that primarily all acquired assets, liabilities, minority interest and certain contingencies be measured at fair value, (2) broadens the scope of business combinations to include all transactions in which one entity gains control over one or more other businesses and (3) requires costs incurred to effect the acquisition (acquisition-related costs) and anticipated restructuring costs of the acquired company to be recognized separately from the acquisition. SFAS 141R applies prospectively to business combinations for which the acquisition date occurs in fiscal years beginning after December 15, 2008. We will be required to adopt the principles of SFAS 141R with respect to business combinations occurring on or after January 1, 2009. Due to the prospective application requirement, we are unable to determine the effect, if any, that the adoption of SFAS 141R will have on our consolidated statement of financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We will be required to adopt SFAS 161 in the first quarter of 2009. Because of our limited use of derivative instruments, we do not expect the adoption of SFAS 161 to have a significant impact on our consolidated statement of financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, requiring prospective application to intangible assets acquired after the effective date. We will be required to adopt the principles of FSP 142-3 with respect to intangible assets acquired on or after January 1, 2009. Due to the prospective application requirement, we are unable to determine the effect, if any, that the adoption of FSP 142-3 will have on our consolidated statement of financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the U.S. SFAS 162 shall be effective 60 days following the SEC's approval of certain amendments to auditing standards proposed by the Public Company Accounting Oversight Board. We do not expect the adoption of SFAS 162 to have an effect on our consolidated statement of financial position, results of operations or cash flows.

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In May 2008, the FASB also issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"), which requires the issuer of certain convertible debt instruments to separately account for the liability and equity components of the instrument and reflect interest expense at the entity's market rate of borrowing for non-convertible debt instruments. FSP APB 14-1 requires retrospective restatement of all periods presented with the cumulative effect of the change in accounting principle on prior periods being recognized as of the beginning of the first period presented. The adoption of FSP APB 14-1 will have an effect on the accounting, both retrospectively and prospectively, for our 1.625% Series A Convertible Senior Notes due December 2037, 1.50% Series B Convertible Senior Notes due December 2037 and 1.50% Series C Convertible Senior Notes due December 2037 (collectively, the "Convertible Notes"). Aside from a reduction of debt balances and an increase to shareholders' equity on our consolidated balance sheets for each period presented, we expect the retrospective application of FSP APB 14-1 will result in a non-cash increase to our annual historical interest expense, net of amounts capitalized, of approximately $9 million and $176 million for 2007 and 2008, respectively. Additionally, we expect that the adoption will result in a non-cash increase to our projected annual interest expense, net of amounts expected to be capitalized, of approximately $175 million, $205 million and $150 million for 2009, 2010 and 2011, respectively.

In June 2008, the FASB ratified the consensus on Emerging Issues Task Force ("EITF") Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5"). An instrument or embedded feature that is both indexed to an entity's own stock and potentially settled in shares may be exempt, if certain other criteria are met, from mark-to-market accounting of derivative financial instruments. EITF 07-5 addresses instruments with contingent and other adjustment features that may change the exercise price or notional amount or otherwise alter the payoff at settlement. We have both warrants and convertible notes outstanding that are exercisable or convertible into our ordinary shares. We do not expect EITF 07-5, which is effective for fiscal years beginning after December 15, 2008, to have a material effect on our consolidated statement of financial position, results of operations or cash flows after adoption.

In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of FSP EITF 03-6-1 to have a material effect on our consolidated statement of financial position, results of operations or cash flows.

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

The purchase price included, at estimated fair value, current assets of $2.1 billion, drilling and other property and equipment of $12.3 billion, intangible assets of $368 million, other assets of $170 million and the assumption of current liabilities of $611 million, long-term debt of $576 million and other long-term liabilities of $2.4 billion. The excess of the purchase price over the estimated fair value of net assets acquired was $6.2 billion, which has been accounted for as goodwill.

During the nine months ended September 30, 2008, we made adjustments to the estimated fair value of certain assets and liabilities with a corresponding net adjustment to goodwill amounting to $165 million, which are reflected in the

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

amounts noted above. Although we are substantially complete with our evaluation of the purchase price allocation, certain purchase price allocations remain outstanding. Due to the number of assets acquired and the closing of the Merger close to our year-end, we continue our review of the valuation of property and equipment, liabilities, uncertain tax positions and contingencies. We intend to complete our evaluation of the purchase price allocation in the fourth quarter of 2008.

In connection with the Merger, we acquired drilling contracts for future contract drilling services of GlobalSantaFe, some of which extend through 2016. These contracts include fixed dayrates that were above or below dayrates for similar contracts available in the market as of the date of the Merger. After determining the fair values of these drilling contracts as of the date of the Merger, we recorded the respective market adjustments on our consolidated balance sheet as intangible assets and liabilities that we amortize into contract intangible revenues using the straight-line method over the respective contract periods. In the three and nine months ended September 30, 2008, we recognized $143 million and $557 million in contract intangible revenues. The carrying values were $89 million and $179 million, recorded in other assets, and $747 million and $1.4 billion, recorded in other long-term liabilities, on our consolidated balance sheets at September 30, 2008 and December 31, 2007, respectively.

Additionally, we identified intangible assets associated with the trade name, customer relationships and contract backlog of our drilling management services business. We consider the ADTI trade name to be an indefinite life intangible asset, which will not be amortized and will be subject to an annual impairment test. The customer relationships and contract backlog have definite lifespans and will each be amortized over their estimated useful lives of 15 years and three months, respectively. At December 31, 2007, the carrying values of these intangibles were $76 million, $145 million and $11 million for the trade name, customer relationships and contract backlog, respectively. At September 30, 2008, the carrying values of these intangibles were $76 million and $140 million for the trade name and customer relationships, the contract backlog having been fully amortized during the nine months then ended.

Unaudited pro forma combined operating results of Transocean and GlobalSantaFe assuming the Transactions were completed as of January 1, 2007 are as follows (in millions, except per share data):

	Three months ended September 30, 2007	Nine months ended September 30, 2007

Operating revenues	$2,877	$8,060
Operating income	1,293	3,482
Income from continuing operations	1,238	2,631
Earnings per share
Basic	$3.99	$8.49
Diluted	$3.88	$8.25

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

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4—Drilling Fleet Expansion and Upgrades

Construction work in progress, recorded in property and equipment, was $4.3 billion and $3.1 billion at September 30, 2008 and December 31, 2007, respectively. The following table summarizes actual capital expenditures, including capitalized interest, for our major construction and conversion projects (in millions):

	Nine months ended September 30, 2008	Through December 31, 2007	Total costs

Discoverer Luanda	$207	$107	$314
Enhanced Enterprise-class drillship no. 5	130	—	130
HHI Newbuild Drillship (a)	142	109	251
Discoverer Inspiration	169	248	417
Dhirubhai Deepwater KG1 (b)	97	279	376
Discoverer Americas	105	301	406
Discoverer Clear Leader	75	409	484
Sedco 700-series upgrades	106	396	502
GSF Development Driller III (a)	69	369	438
Dhirubhai Deepwater KG2 (b)	86	179	265
Petrobras 10000 (c)	—	—	—
Capitalized interest	92	92	184
Total	$1,278	$2,489	$3,767

______________________

(a)

Total costs through December 31, 2007 include our initial investments in the HHI Newbuild Drillship and GSF Development Driller III of $109 million and $356 million, respectively, representing the estimated fair values of the rigs at the time of the Merger.

(b)

The costs for Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2, formerly named Deepwater Pacific 1 andDeepwater Pacific 2, respectively,represent 100 percent of expenditures incurred ($277 million and $178 million, respectively) prior to our investment in Transocean Pacific Drilling Inc. ("TPDI"), the joint venture that owns these rigs, which we consolidate under FIN 46R, and 100 percent of expenditures incurred since our investment in the joint venture. However, our joint venture partner, Pacific Drilling Limited ("Pacific Drilling"), is responsible for 50 percent of these costs.

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

Note 5—Asset Dispositions

Asset Dispositions—During the nine months ended September 30, 2008, we completed the sale of three of our Standard Jackups (GSF High Island VIII, GSF Adriatic III and GSF High Island I). We received cash proceeds of $320 million associated with the sales, which had no effect on earnings.

In July 2008, we entered into definitive agreements to sell two Midwater Floaters (GSF Arctic II and GSF Arctic IV) in connection with our previously announced undertakings to the Office of Fair Trading ("OFT") in the U.K. (see Note 14—Subsequent Events). At September 30, 2008, GSF Arctic II and GSF Arctic IV were classified as assets held for sale in the amounts of $277 million and $287 million, respectively, on our consolidated balance sheet.

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In May 2008, we entered into a definitive agreement to sell our Standard Jackup Transocean Nordic for cash proceeds of $169 million. We expect to complete the transaction during the fourth quarter of 2008 upon completion of the drilling contract under which Transocean Nordic currently operates.

During the nine months ended September 30, 2007, we completed the sale of the tender rig Charley Graves and swamp barge Searex VI for net proceeds of $44 million and recognized a gain on the sales of $31 million ($28 million, or $0.13 per diluted share, net of tax).

Note 6—Income Taxes

We are a Cayman Islands company. Our earnings are not subject to income tax in the Cayman Islands because the country does not levy tax on corporate income. We operate through our various subsidiaries in a number of countries throughout the world. Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Since the countries in which we operate have taxation regimes with varying nominal rates, deductions, credits and other tax attributes, the provision for or benefit from income taxes is not expected to have a relationship with income or loss before income taxes. See Note 14—Subsequent Events.

The estimated annual effective tax rate for the nine months ended September 30, 2008 and September 30, 2007 was 13.3 percent and 14.6 percent, respectively. This rate was based on estimated annual income before income taxes for each period after adjusting for certain items such as net gains on rig sales and various other discrete items.

During the nine months ended September 30, 2008, our total unrecognized tax benefits related to uncertain tax positions increased by $55 million to a total of $479 million, including interest and penalties and net of foreign exchange rate fluctuations. We accrue interest and penalties related to our liabilities for unrecognized tax benefits as a component of income tax expense. During the nine months ended September 30, 2008, our liability related to interest and penalties on our unrecognized tax benefits increased by $22 million to total $147 million. Furthermore, we continue to evaluate our uncertain tax positions in connection with the Merger.

We file federal and local tax returns in several jurisdictions throughout the world. With few exceptions, we are no longer subject to examinations of our U.S. and non-U.S. tax matters for years prior to 1999. The amount of current tax benefit recognized in the nine months ended September 30, 2008 from the settlement of disputes with tax authorities and the expiration of statutes of limitations was insignificant.

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

Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination. The Brazil tax authorities have issued tax assessments totaling $112 million, plus a 75 percent penalty and $80 million of interest through September 30, 2008. We believe our returns are materially correct as filed, and we are vigorously contesting these assessments. We filed a protest letter with the Brazilian tax authorities on January 25, 2008.

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. We provide a valuation allowance to offset deferred tax assets for net operating losses incurred during the year in certain jurisdictions and for other deferred tax assets where, in the opinion of management, it is more likely than not that the financial statement benefit of these losses will not be realized. As of September 30, 2008, the valuation allowance for non-current deferred tax assets was $29 million.

Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 2001 and 2002. The authorities have issued a tax assessment of approximately $71 million, plus interest, related to a 2001 dividend payment. We plan to appeal this tax assessment. We will be required to provide some form of financial security, in the amount of approximately $140 million, for these assessed amounts as this dispute is appealed and addressed by the Norwegian courts. Furthermore, the authorities

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

have also issued notifications of their intent to issue tax assessments of approximately $266 million, plus interest, related to certain restructuring transactions, approximately $7 million, plus interest, related to certain foreign exchange deductions, and approximately $169 million, plus interest, related to the migration of a subsidiary that was previously subject to tax in Norway. The authorities have indicated that they plan to seek penalties of 60 percent on all matters. We have and will continue to respond to all information requests from the Norwegian authorities. We plan to vigorously contest any assertions by the Norwegian authorities in connection with the various transactions being investigated.

During the nine months ended September 30, 2008, our long-term liability for unrecognized tax benefits related to these Norwegian tax issues increased by $2 million to $170 million due to the accrual of interest and exchange rate fluctuations. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated statement of financial position or results of operations, although it may have a material adverse effect on our consolidated cash flows.

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

In 2004, we entered into a tax sharing agreement (the "TSA") with TODCO, formerly one of our subsidiaries, in connection with the initial public offering of TODCO (the "TODCO IPO"). Under the TSA, most U.S. federal, state, local and foreign income taxes and income tax benefits (including income taxes and income tax benefits attributable to the TODCO business) that accrued on or before the closing of the TODCO IPO will be for our account. Accordingly, we are generally liable for any income taxes that accrued on or before the closing of the TODCO IPO, but TODCO generally must pay us for the amount of any income tax benefits created on or before the closing of the TODCO IPO ("pre-closing tax benefits") that it uses or absorbs on a return with respect to a period after the closing of the TODCO IPO. Under this agreement, we are entitled to receive from TODCO payment for most of the tax benefits TODCO generated prior to the TODCO IPO that it utilizes, subsequent to the TODCO IPO.

In July 2007, Hercules Offshore, Inc. ("Hercules") completed the acquisition of TODCO (the "TODCO Acquisition"). The TSA required Hercules to make an accelerated change of control payment to us due to a deemed utilization of TODCO's pre-IPO tax benefits. The amount of the accelerated payment owed to us was calculated by multiplying the remaining pre-IPO tax benefits as of July 11, 2007 by 80 percent. In August 2007, we received a $118 million change of control payment from Hercules. In September 2008, we recognized $4 million associated with the final change of control payment and $10 million of other payments which we had previously received in connection with the TODCO TSA.

The TSA also requires Hercules to make additional payments to us based on a portion of the tax benefit from the exercise of certain options to acquire our ordinary shares by TODCO's current and former employees and directors, when and if those options are exercised. We estimate that the total amount of payments related to options that remain outstanding at September 30, 2008 would be approximately $17 million, assuming a price of $109.84 per ordinary share at the time of exercise of the options (the actual price of our ordinary shares at the close of trading on September 30, 2008). However, there can be no assurance as to the amount and timing of any payment which we may receive. In addition, any future reduction of the pre-IPO tax benefits by the U.S. taxing authorities upon examination of the TODCO tax returns may require us to reimburse TODCO for some of the amounts previously paid.

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7—Earnings per Share

A reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Numerator for earnings per share
Net income for basic earnings per share	$1,106	$973	$3,402	$2,075
Add back interest expense on the 1.5% convertible debentures	—	1	—	5
Net income for diluted earnings per share	$1,106	$974	$3,402	$2,080

Denominator for earnings per share
Weighted-average shares outstanding for basic earnings per share	319	203	318	202
Effect of dilutive securities:
Stock options and other share-based awards	2	1	2	3
Warrants to purchase ordinary shares	—	2	1	2
1.5% convertible debentures	—	4	—	4
Weighted-average shares and assumed conversions for diluted earnings per share	321	210	321	211

Earnings per share
Basic	$3.47	$4.80	$10.69	$10.25
Diluted	$3.44	$4.63	$10.59	$9.87

Ordinary shares subject to issuance pursuant to the conversion features of the 1.625% Series A, 1.50% Series B and 1.50% Series C Convertible Senior Notes did not have an effect on the calculation for the three and nine months ended September 30, 2008.

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8—Debt

Debt, net of unamortized discounts, premiums and fair value adjustments, is comprised of the following (in millions):

	September 30,	December 31,
	2008	2007

Commercial paper program (a)	$932	$—
Floating Rate Notes due September 2008 (a)	—	1,000
Bridge Loan Facility due November 2008 (a)	—	3,670
364-Day Revolving Credit Facility due December 2008 (a)	—	1,500
Term Loan A due March 2010	2,000	—
6.625% Notes due April 2011	174	177
Five-Year Revolving Credit Facility due November 2012	415	—
5% Notes due February 2013	248	246
5.25% Senior Notes due March 2013	499	499
ADDCL Secondary Loan Facility due December 2015	25	—
ADDCL Primary Loan Facility due December 2017	237	—
6.00% Senior Notes due March 2018	997	997
7.375% Senior Notes due April 2018	247	247
Capital lease obligation due July 2026 (b)	16	17
8% Debentures due April 2027	57	57
7.45% Notes due April 2027	95	95
7% Senior Notes due June 2028	313	314
7.5% Notes due April 2031	598	598
1.625% Series A Convertible Senior Notes due December 2037	2,200	2,200
1.50% Series B Convertible Senior Notes due December 2037	2,200	2,200
1.50% Series C Convertible Senior Notes due December 2037	2,200	2,200
6.80% Senior Notes due March 2038	999	999
Debt to affiliates	331	241
Total debt	14,783	17,257
Less debt due within one year (a)(b)	932	6,172
Total long-term debt	$13,851	$11,085

______________

(a)

The commercial paper program is classified as debt due within one year. The Floating Rate Notes, Bridge Loan Facility and 364-Day Revolving Credit Facility were classified as debt due within one year at December 31, 2007.

(b)	The capital lease obligation had less than $1 million and $2 million classified as debt due within one year at September 30, 2008 and December 31, 2007, respectively.

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The scheduled maturity of our debt assumes the bondholders exercise their options to require us to repurchase the 1.625% Series A, 1.50% Series B and 1.50% Series C Convertible Senior Notes in December 2010, 2011 and 2012, respectively. The scheduled maturities, presented using the face value of our debt, are as follows (in millions):

Twelve months ending September 30,
2009	$932
2010	2,001
2011	2,438
2012	2,227
2013	3,394
Thereafter	3,783
Total	$14,775

Commercial Paper Program—In December 2007, we entered into a commercial paper program (the "Program") on a private placement basis under which we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.5 billion. The 364-Day Revolving Credit Facility and the Five-Year Revolving Credit Facility provide liquidity for the Program. Under the Program, we may issue commercial paper from time to time, and amounts available under the Program may be reborrowed. The proceeds from the commercial paper issuance may be used for general corporate purposes. At September 30, 2008, $932 million in commercial paper was outstanding at a weighted average interest rate of 3.4 percent.

Floating Rate Notes—In September 2006, we issued $1.0 billion aggregate principal amount of floating rate notes, due September 2008 ("Floating Rate Notes"). The per annum interest rate on the Floating Rate Notes was equal to the three-month London Interbank Offered Rate ("LIBOR"), reset on each payment date, plus 0.20 percent. In September 2008, we repaid the Floating Rate Notes on maturity.

Bridge Loan Facility—In September 2007, we entered into a $15.0 billion, one-year senior unsecured bridge loan facility ("Bridge Loan Facility"). In connection with the Transactions, we borrowed $15.0 billion under the Bridge Loan Facility at the reserve-adjusted LIBOR plus the applicable margin, which was based upon our non-credit enhanced senior unsecured long-term debt rating ("Debt Rating"). In June 2008, we repaid the then outstanding balance and terminated this facility.

364-Day Revolving Credit Facility—In December 2007, we entered into a credit agreement for a 364-day, $1.5 billion revolving credit facility ("364-Day Revolving Credit Facility"). The 364-Day Revolving Credit Facility bears interest, at our option, at either (1) a base rate, determined as the greater of (a) the prime loan rate or (b) the federal funds effective rate plus 0.50 percent, or (2) the reserve-adjusted LIBOR plus the applicable margin, which is based upon our Debt Rating. A facility fee, varying from 0.05 percent to 0.15 percent depending on our Debt Rating, is incurred on the daily amount of the underlying commitment, whether used or unused, throughout the term of the facility. A utilization fee, varying from 0.05 percent to 0.10 percent depending on our Debt Rating, is payable if amounts outstanding under the 364-Day Revolving Credit Facility are greater than or equal to 50 percent of the total underlying commitment. The 364-Day Revolving Credit Facility may be prepaid in whole or in part without premium or penalty. At September 30, 2008, no amounts were outstanding under this facility.

Term Loan A—In March 2008, we entered into a term credit facility ("Term Loan") and borrowed $1.925 billion under the facility. In April 2008, we borrowed an additional $75 million, increasing the borrowings under this facility to $2.0 billion, the maximum allowed under the Term Loan. Borrowings may be made under the facility (1) at the base rate, determined as the greater of (A) the fluctuating commercial loan rate announced by Citibank, N.A. in New York and (B) the sum of the weighted average overnight federal funds rate published by the Federal Reserve Bank of New York plus 50 basis points, and (2) at LIBOR plus 45 basis points, based on current credit ratings. The facility may be prepaid in whole or in part without premium or penalty. The facility contains certain covenants, including a leverage ratio covenant that applies from June 30, 2008 through September 30, 2009 and a debt to total tangible capitalization covenant that applies thereafter. Borrowings under the facility are subject to acceleration upon the occurrence of events of default. The credit facility terminates on March 13, 2010. At September 30, 2008, we had $2 billion outstanding under this credit facility at a weighted average interest rate of 3.3 percent.

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Five-Year Revolving Credit Facility—In November 2007, we entered into a $2.0 billion, five-year revolving credit facility under the Five-Year Revolving Credit Facility Agreement dated November 27, 2007 ("Five-Year Revolving Credit Facility"). Under the terms of the Five-Year Revolving Credit Facility, we may make borrowings at either (1) a base rate, determined as the greater of (a) the prime loan rate or (b) the federal funds effective rate plus 0.5 percent, or (2) the reserve-adjusted LIBOR plus the applicable margin, which is based upon our Debt Rating. A facility fee, varying from 0.07 percent to 0.17 percent depending on our Debt Rating, is incurred on the daily amount of the underlying commitment, whether used or unused, throughout the term of the facility. A utilization fee, varying from 0.05 percent to 0.10 percent depending on our Debt Rating, is payable if amounts outstanding under the Five-Year Revolving Credit Facility are greater than or equal to 50 percent of the total underlying commitment. At September 30, 2008, the applicable margin, facility fee and utilization fee were 0.26 percent, 0.09 percent and 0.10 percent, respectively. The Five-Year Revolving Credit Facility may be prepaid in whole or in part without premium or penalty. The facility contains certain covenants, including a leverage ratio covenant that applies from June 30, 2008 through September 30, 2009 and a debt to total tangible capitalization covenant that applies thereafter. At September 30, 2008, we had $415 million outstanding under this credit facility at a weighted average interest rate of 4.1 percent.

ADDCL Primary Loan Facility—In September 2008, ADDCL completed final documentation for a senior credit agreement that provides a credit facility comprised of Tranche A, Tranche B and Tranche C for $215 million, $270 million and $399 million, respectively (collectively, the "ADDCL Primary Loan Facility"). Tranche A and Tranche B are provided by external lenders. One of our subsidiaries is the lender for Tranche C and has agreed to provide financial security for borrowings under Tranche A and Tranche B until customer acceptance of Discoverer Luanda, the newbuild for which the facility was established. Tranche A requires quarterly payments beginning on the rig's first well commencement date, currently scheduled for third quarter 2010, and matures in December 2017. Tranche B matures upon customer acceptance of Discoverer Luanda, and is expected to be repaid with borrowings under Tranche C. Tranche C is subordinate to Tranche A and Tranche B and due after Tranche A is fully repaid or, if earlier, by February 2015. The ADDCL Primary Loan Facility will be secured by the rig upon completion of its construction and may be prepaid in whole or in part without premium or penalty. ADDCL is required to maintain certain cash balances, as defined in the loan agreement, to service the debt.

Borrowings under Tranche A and Tranche B bear interest at the reserve-adjusted LIBOR plus the applicable margin of 0.425 percent until the first well commencement date, following which the loans outstanding under Tranche A will bear interest at the reserve-adjusted LIBOR plus the applicable margin of 0.725 percent. ADDCL is required to enter into fixed-for-floating interest rate swaps with one of our subsidiaries for the loans outstanding under Tranche A. Borrowings under Tranche C will bear interest at a fixed rate to be determined by a fixed-to-floating interest rate swap plus an applicable margin of 2 percent. At September 30, 2008, the borrowings under Tranche A and Tranche B were $107 million and $130 million, respectively, at a weighted average interest rate of 3.68 percent. At September 30, 2008, there were no borrowings outstanding under Tranche C.

ADDCL Secondary Loan Facility—In September 2008, ADDCL completed final documentation for a secondary loan agreement for a $90 million credit facility (the "ADDCL Secondary Loan Facility"), for which one of our subsidiaries provides 65 percent of the total commitment and an external lender provides the remaining 35 percent. The facility bears interest at the reserve-adjusted LIBOR plus the applicable margin, ranging from 3.125 percent to 5.125 percent, depending on certain milestones, as defined by the loan agreement. The facility is payable in full the earlier of 90 days after the fifth anniversary of the first well commencement or December 2015 and may be prepaid in whole or in part without premium or penalty. At September 30, 2008, the weighted average interest rate was 6.19 percent on the $70 million outstanding balance, of which $45 million was provided by one of our subsidiaries and has been eliminated in consolidation.

Debt to Affiliates—In July 2008, TPDI, a consolidated joint venture in which we own a 50 percent interest, issued promissory notes in the aggregate amount of $84 million, of which $42 million is due to Pacific Drilling and is presented in long-term debt in our consolidated balance sheet. At September 30, 2008, TPDI had outstanding debt of $662 million, of which $331 million was due to one of our subsidiaries and was eliminated in consolidation. The debt bears interest at LIBOR plus an applicable spread, and the weighted average interest rate was 5.21 percent at September 30, 2008. See Note 14—Subsequent Events.

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9—Contingencies

Legal Proceedings—In 2004, several of our subsidiaries were named, along with numerous unaffiliated defendants, in 21 complaints that were filed in the Circuit Courts of the State of Mississippi involving approximately 750 plaintiffs that alleged personal injury arising out of asbestos exposure in the course of their employment by some of these defendants between 1965 and 1986. The complaints also named as defendants certain subsidiaries of TODCO and certain subsidiaries of Sedco, Inc. to whom we may owe indemnity. Further, the complaints named other unaffiliated defendant companies, including companies that allegedly manufactured drilling related products containing asbestos. The complaints alleged that the defendants used asbestos-containing products in connection with drilling operations and included allegations of negligence, strict liability, and claims allowed under the Jones Act and general maritime law. The plaintiffs generally sought awards of unspecified compensatory and punitive damages. The Special Master who was appointed to oversee these cases required that each plaintiff file a separate amended complaint and then he dismissed the original 21 complaints. We believe that we may have a direct or indirect interest in 44 of the resulting complaints. We have not been provided with sufficient information in all claims to determine the period of the claimants' exposure to asbestos, their medical condition or the vessels potentially involved in the claims. We historically have maintained broad liability insurance, but we are not certain whether our insurance will cover all liabilities arising out of the 44 claims. We intend to defend these lawsuits vigorously, but there can be no assurance as to their ultimate outcome.

One of our subsidiaries is involved in an action with respect to a customs matter relating to the Sedco 710 semisubmersible drilling rig. Prior to our merger with Sedco Forex, this drilling rig, which was working for Petrobras in Brazil at the time, had been admitted into the country on a temporary basis under authority granted to a Schlumberger entity. Prior to the Sedco Forex merger, the drilling contract with Petrobras was transferred from the Schlumberger entity to an entity that would become one of our subsidiaries, but Schlumberger did not transfer the temporary import permit to any of our subsidiaries. In early 2000, the drilling contract was extended for another year. On January 10, 2000, the temporary import permit granted to the Schlumberger entity expired, and renewal filings were not made until later that January. In April 2000, the Brazilian customs authorities cancelled the temporary import permit. The Schlumberger entity filed an action in the Brazilian federal court of Campos for the purpose of extending the temporary admission. Other proceedings were also initiated in order to secure the transfer of the temporary admission to our subsidiary. Ultimately, the court permitted the transfer of the temporary admission from Schlumberger to our subsidiary but did not rule on whether the temporary admission could be extended without the payment of a financial penalty. During the first quarter of 2004, the Brazilian customs authorities issued an assessment totaling approximately $135 million against our subsidiary.

The first level Brazilian court ruled in April 2007 that the temporary admission granted to our subsidiary had expired which allowed the Brazilian customs authorities to execute on their assessment. Following this ruling, the Brazilian customs authorities issued a revised assessment against our subsidiary. As of September 30, 2008, the U.S. dollar equivalent of this assessment was approximately $218 million in aggregate. We are not certain as to the basis for the increase in the amount of the assessment, and in September 2007, we received a temporary ruling in our favor from a Brazilian federal court that the valuation method used by the Brazilian customs authorities was incorrect. This temporary ruling was confirmed in January 2008 by a local court, but it is still subject to review at the appellate levels in Brazil. We intend to continue to aggressively contest this matter. We have appealed the first level Brazilian court's ruling to a higher level court in Brazil where we have also filed for a renewed stay, which was initially denied, but later granted through a separate proceeding. The original ruling to deny the stay is being reviewed by the Superior Court of Justice and we expect that either the stay that was ultimately granted or any order from the Superior Court of Justice in our favor will prevent enforcement of the whole amount in dispute. There may be further judicial or administrative proceedings that result from this matter. While the court has granted us the right to continue our appeal without the posting of a bond, it is possible that we may be required to post a bond for up to the full amount of the assessment in connection with these proceedings. We have also put Schlumberger on notice that we consider any assessment to be solely the responsibility of Schlumberger, not our subsidiary, and we initiated proceedings in the State of New York, which were subsequently transferred to the State of Texas, against Schlumberger seeking a declaratory judgment in this respect. Nevertheless, we expect that the Brazilian customs authorities will continue to seek to recover the assessment solely from our subsidiary, not Schlumberger. Schlumberger has denied any responsibility for this matter, but remains a party to the proceedings. We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In the third quarter of 2006, we received tax assessments of approximately $132 million from the state tax authorities of Rio de Janeiro in Brazil against one of our Brazilian subsidiaries for customs taxes on equipment imported into the state in connection with our operations. The assessments resulted from a preliminary finding by these authorities that our subsidiary's record keeping practices were deficient. We currently believe that the substantial majority of these assessments are without merit. We filed an initial response with the Rio de Janeiro tax authorities on September 9, 2006 refuting these additional tax assessments. In September 2007, we received confirmation from the state tax authorities that they believe the additional tax assessments are valid, and as a result, we filed an appeal on September 27, 2007 to the state Taxpayer's Council contesting these assessments. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries is involved in lawsuits arising out of the subsidiary's involvement in the design, construction and refurbishment of major industrial complexes. The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in its litigation, fundings from settlements with the primary insurers and funds received from the cancellation of certain insurance policies. The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging personal injury as a result of exposure to asbestos. As of September 30, 2008, the subsidiary was a defendant in approximately 1,031 lawsuits. Some of these lawsuits include multiple plaintiffs and we estimate that there are approximately 3,064 plaintiffs in these lawsuits. For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries. The first of the asbestos-related lawsuits was filed against this subsidiary in 1990. Through September 30, 2008, the amounts expended to resolve claims (including both attorneys' fees and expenses, and settlement costs) have not been material, and all deductibles with respect to the primary insurance have been satisfied. The subsidiary continues to be named as a defendant in additional lawsuits and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases. However, the subsidiary has in excess of $1 billion in insurance limits. Although not all of the policies may be fully available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient insurance and funds from the settlements of litigation with insurance carriers available to respond to these claims. While we cannot predict or provide assurance as to the final outcome of these matters, we do not believe that the current value of the claims where we have been identified will have a material impact on our consolidated statement of financial position, results of operations or cash flows.

We are involved in various tax matters (see Note 6—Income Taxes). We are also involved in a number of lawsuits which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows. We cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending or threatened litigation. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management's current estimates.

Environmental Matters—We have certain potential liabilities under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state acts regulating cleanup of various hazardous waste disposal sites, including those described below. CERCLA is intended to expedite the remediation of hazardous substances without regard to fault. Potentially responsible parties ("PRPs") for each site include present and former owners and operators of, transporters to and generators of the substances at the site. Liability is strict and can be joint and several.

We have been named as a PRP in connection with a site located in Santa Fe Springs, California, known as the Waste Disposal, Inc. site. We and other PRPs have agreed with the U.S. Environmental Protection Agency ("EPA") and the U.S. Department of Justice ("DOJ") to settle our potential liabilities for this site by agreeing to perform the remaining remediation required by the EPA. The form of the agreement is a consent decree, which has now been entered by the court. The parties to the settlement have entered into a participation agreement, which makes us liable for approximately eight percent of the remediation and related costs. The remediation is complete, and we believe our share of the future operation and maintenance costs of the site is not material. There are additional potential liabilities related to the site, but these cannot be quantified, and we have no reason at this time to believe that they will be material.

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

We have been named as one of many PRPs in connection with a site located in Carson, California, formerly maintained by Cal Compact Landfill. On February 15, 2002, we were served with a required 90-day notification that eight California cities, on behalf of themselves and other PRPs, intend to commence an action against us under the Resource Conservation and Recovery Act ("RCRA"). On April 1, 2002, a complaint was filed by the cities against us and others alleging that we have liabilities in connection with the site. However, the complaint has not been served. The site was closed in or around 1965, and we do not have sufficient information to enable us to assess our potential liability, if any, for this site.

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

Contamination Litigation—On July 11, 2005, one of our subsidiaries was served with a lawsuit filed on behalf of three landowners in Louisiana in the 12th Judicial District Court for the Parish of Avoyelles, State of Louisiana. The lawsuit named nineteen other defendants, all of which were alleged to have contaminated the plaintiffs' property with naturally occurring radioactive material, produced water, drilling fluids, chlorides, hydrocarbons, heavy metals and other contaminants as a result of oil and gas exploration activities. Experts retained by the plaintiffs issued a report suggesting significant contamination in the area operated by the subsidiary and another codefendant, and claimed that over $300 million would be required to properly remediate the contamination. The experts retained by the defendants conducted their own investigation and concluded that the remediation costs would amount to no more than $2.5 million.

The plaintiffs and the codefendant threatened to add GlobalSantaFe as a defendant in the lawsuit under the "single business enterprise" doctrine contained in Louisiana law. The single business enterprise doctrine is similar to corporate veil piercing doctrines. On August 16, 2006, our subsidiary and its immediate parent company, which is also an entity that no longer conducts operations or holds assets, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Later that day, the plaintiffs dismissed our subsidiary from

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

the lawsuit. Subsequently, the codefendant filed various motions in the lawsuit and in the Delaware bankruptcies attempting to assert alter ego and single business enterprise claims against GlobalSantaFe and two other subsidiaries in the lawsuit. We believe that these legal theories should not be applied against GlobalSantaFe or these other two subsidiaries, and that in any event the manner in which the parent and its subsidiaries conducted their businesses does not meet the requirements of these theories for imposition of liability. The codefendant also seeks to dismiss the bankruptcies. The efforts to assert alter ego and single business enterprise theory claims against GlobalSantaFe were rejected by the Court in Avoyelles Parish and the lawsuit against the other defendant went to trial on February 19, 2007. The action was resolved at trial with a settlement by the codefendant that included a $20 million payment and certain cleanup activities to be conducted by the codefendant. The settlement also purported to assign the plaintiffs' claims in the lawsuit against our subsidiary and other parties, including GlobalSantaFe and the other two subsidiaries, to the codefendant.

In the bankruptcy case, our subsidiary filed suit to obtain declaratory and injunctive relief against the codefendant concerning the matters described above and GlobalSantaFe intervened in the matter. The codefendant is seeking to dismiss the bankruptcy case and a modification of the automatic stay afforded under the Bankruptcy Code to our subsidiary and its parent so that the codefendant may pursue the entities and GlobalSantaFe for contribution and indemnity and the purported assigned rights from the plaintiffs in the lawsuit including the alter ego and single business enterprise claims and potential insurance rights. On February 15, 2008, the Bankruptcy Court denied the codefendant's request to dismiss the bankruptcy case but modified the automatic stay to allow the codefendant to proceed on its claims against the debtors, our subsidiary and its parent, and their insurance companies. Subsequently, the Bankruptcy Court ruled that these claims should proceed in Louisiana, but that the subsidiary's parent should be excluded. The Bankruptcy Court did not address the codefendant's pending claims against GlobalSantaFe and the other two subsidiaries, which will also be the subject of a future hearing. The Bankruptcy Court also denied the debtors' requests for preliminary declaratory and injunctive relief. The codefendant has filed a Notice of Appeal of the rulings of the Bankruptcy Court.

In addition, the codefendant has filed proofs of claim against both our subsidiary and its parent with regard to its claims arising out of the settlement agreement, including recovery of the settlement funds and remediation costs and damages for the purported assigned claims. A Motion for Partial Summary Judgment seeking annulment and dismissal of the codefendant's proofs of claim has also been filed by the debtors and remains pending. Our subsidiary, its parent and GlobalSantaFe intend to continue to vigorously defend against any action taken in an attempt to impose liability against them under the theories discussed above or otherwise and believe they have good and valid defenses thereto. Although, it is difficult to quantify with certainty the potential cost of these matters, based on the information currently available, we do not believe the ultimate outcome of these matters will have a material impact on our consolidated statement of financial position, results of operations or cash flows.

Retained Risk—We renewed our insurance coverages for the 12-month policy period beginning May 1, 2008. Under the program, we generally maintain a $125 million per occurrence deductible on our hull and machinery, which is subject to an aggregate deductible of $250 million. However, in the event of a total loss or a constructive total loss of a drilling unit, such loss is fully covered by our insurance with no deductible. Additionally, we maintain a $10 million per occurrence deductible on crew personal injury liability and $5 million per occurrence deductible on third-party property claims, which together are subject to an aggregate deductible of $50 million that is applied to any occurrence in excess of the per occurrence deductible until the aggregate deductible is exhausted. We also carry $950 million of third-party liability coverage exclusive of the personal injury liability deductibles, third-party property liability deductibles and retention amounts described above. We retain the risk for any liability losses in excess of the $950 million limit. We have elected to self-insure operators extra expense coverage for our subsidiaries ADTI and CMI. This coverage provides protection against expenses related to well control and redrill liability associated with blowouts. Generally, ADTI's clients assume, and indemnify ADTI for, liability associated with blowouts in excess of $50 million.

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

Letters of Credit and Surety Bonds—We had letters of credit outstanding totaling $600 million and $532 million at September 30, 2008 and December 31, 2007, respectively. These letters of credit guarantee various contract bidding and performance activities under various uncommitted lines provided by several banks.

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations. Surety bonds outstanding totaled $33 million and $24 million at September 30, 2008 and December 31, 2007, respectively.

Note 10—Stock Warrants

In connection with our merger with R&B Falcon, we assumed the R&B Falcon stock warrants, which expire on May 1, 2009. Under the amended warrant agreement each holder of a warrant may elect to receive 12.243 ordinary shares and $578.025 in cash at an exercise price of $332.50 upon exercise. The cash payment feature represents a liability of $38 million and $48 million at September 30, 2008 and December 31, 2007, respectively, which is recorded in other current liabilities in our consolidated balance sheets.

In February 2008, we issued 217,801 ordinary shares upon the exercise of 17,790 warrants. As a result, we paid $4 million, net of a $6 million aggregate exercise price. At September 30, 2008, 65,120 warrants remained outstanding to purchase 797,264 of our ordinary shares.

Note 11—Repurchase of Ordinary Shares

During the nine months ended September 30, 2007, we repurchased and retired 5.2 million aggregate ordinary shares for $400 million at an average purchase price of $77.39 per share. The number of shares purchased and average purchase price have not been restated to reflect the effects of the Reclassification in connection with the Merger. There were no repurchases during the three months ended September 30, 2007 or the three and nine months ended September 30, 2008.

Total consideration paid to repurchase the shares was recorded in shareholders' equity as a reduction in ordinary shares and additional paid-in capital. Such consideration was funded with existing cash balances and borrowings under a pre-existing credit facility. At September 30, 2008, we had authority to repurchase $600 million of our ordinary shares under our share repurchase program.

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Components of net periodic benefit cost (a)
Service cost	$12	$5	$35	$16
Interest cost	16	6	49	16
Expected return on plan assets	(20)	(5)	(57)	(16)
Amortization of net transition obligation (asset)	1	—	1	—
Amortization of prior period service cost	1	—	1	1
Recognized net actuarial losses	1	1	3	3
Net periodic benefit cost	$11	$7	$32	$20

______________

(a)	Amounts are before income tax effect.

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

We expect to contribute approximately $30 million to our defined benefit pension plans in 2008, which we expect will be funded from cash flow from operations. We contributed approximately $21 million to the defined benefit pension plans during the nine months ended September 30, 2008.

Postretirement Benefits Other than Pensions ("OPEB")—We have several unfunded contributory and noncontributory OPEB plans covering substantially all of our U.S. employees. Net periodic benefit costs for these postretirement plans and their components, including service cost, interest cost, amortization of prior service cost and recognized net actuarial losses, were less than $1 million for each of the three months ended September 30, 2008 and 2007, and $2.4 million and $1.6 million for the nine months ended September 30, 2008 and 2007, respectively.

We contributed approximately $3 million to the other postretirement benefit plans during the nine months ended September 30, 2008. We expect to contribute an immaterial amount in the fourth quarter.

Severance Plans—In connection with the Merger, we established a plan to consolidate operations and administrative functions post-Merger. As of September 30, 2008, we have identified 218 employees who have been or will be involuntarily terminated pursuant to this plan. The estimated severance-related costs for the affected employees of the legacy GlobalSantaFe companies of $25 million was recorded as a liability as part of the accounting for the Merger. The estimated severance-related costs for the affected employees of the legacy Transocean companies of $9 million is being recognized as operating and maintenance expense or general and administrative expense over the service period of the affected employees. We recognized $4 million of such expense during the nine months ended September 30, 2008. The termination benefits are being paid as salary continuation over a period of between six and 24 months. Through September 30, 2008, we have paid $23 million in termination benefits under the plan, including $21 million during the nine months ended September 30, 2008.

Note 13—Supplementary Cash Flow Information

We include investments in highly liquid debt instruments with an original maturity of three months or less in cash and cash equivalents. As of September 30, 2008, we had $74 million invested in The Reserve Primary Fund and $334 million invested in The Reserve International Liquidity Fund Ltd. In September 2008, The Reserve announced that certain funds had lost the ability to maintain a net asset value of $1.00 per share due to losses in connection with the bankruptcy of Lehman Brothers Holdings, Inc. ("Lehman Holdings"). According to public disclosures by The Reserve, The Reserve stopped processing redemption requests in order to develop an orderly plan of liquidation that would protect all of the funds' shareholders. We are currently unable to access these funds, and the timing of our ability to access these funds is uncertain but is expected to be within one year. Court orders are currently in effect that may impact distributions by The Reserve International Liquidity Fund Ltd. Based on statements made by the funds, we reclassified $408 million from cash and cash equivalents to short-term investments and recorded an impairment charge in the amount of $16 million associated with our proportional interest in the debt instruments of Lehman Holdings held by the funds until such time as we receive our liquidated portion of the assets. Our statement of cash flows presents a use of cash in the amount of this reclassification.

Non-cash investing activities for the nine months ended September 30, 2008 and 2007 included $109 million and $80 million, respectively, related to accruals of capital expenditures, primarily resulting from our major construction and conversion projects. The accruals have been reflected in the consolidated balance sheet as an increase in property and equipment, net and a corresponding increase in accounts payable.

Note 14—Subsequent Events

Redomestication—In October 2008, we entered into an Agreement and Plan of Merger with Transocean Ltd., a Swiss corporation and our wholly-owned subsidiary, and Transocean Cayman Ltd., a company organized under the laws of the Cayman Islands and a wholly-owned subsidiary of Transocean Ltd., pursuant to which Transocean Inc. would merge by way of schemes of arrangement under Cayman Islands law with Transocean Cayman Ltd., with Transocean Inc. as the surviving company (the "Redomestication Transaction"). The Redomestication Transaction will effectively change the place of incorporation of our parent holding company from the Cayman Islands to Switzerland. In connection with the Redomestication Transaction, we also plan to relocate our principal executive offices from the Cayman Islands and Houston, Texas to Geneva, Switzerland. We refer to the Redomestication Transaction and the relocation of our principal executive offices together as the "Redomestication."

TRANSOCEAN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Redomestication Transaction has been approved by our board of directors. Consummation of the Redomestication Transaction is subject to various conditions, including, among others, the approval of the Redomestication Transaction by our shareholders and by the Grand Court of the Cayman Islands. Upon completion of the Redomestication Transaction, an event of default may be deemed to have occurred under the terms of the bank credit agreements governing our 364-Day Revolving Credit Facility, Five-Year Revolving Credit Facility and Term Loan Facility. We are seeking and currently expect to receive waivers or amendments from our lenders in connection with the Redomestication Transaction. There is no assurance that we will be able to obtain any or all of the waivers or amendments. The current heightened volatility in the credit markets may make it more difficult or costly for us to obtain these waivers or amendments. The failure to obtain some or all of these waivers or amendments could have an adverse effect on our ability to complete the Redomestication Transaction or on our business, results of operations or financial condition after the completion of the Redomestication Transaction.

As a result of the Redomestication Transaction, pursuant to the terms of the indenture governing the Convertible Notes and the terms of the Convertible Notes, holders will have the right to convert the Convertible Notes at any time beginning 15 days prior to the anticipated effective date of the Redomestication Transaction, December 18, 2008, and ending on the 30th scheduled trading day thereafter.

Asset Dispositions—In July 2008, we entered into definitive agreements to sell two Midwater Floaters (GSF Arctic II and GSF Arctic IV) in connection with our previously announced undertakings to the OFT in the U.K. We agreed to provide non-recourse seller financing until December 31, 2010 for $745 million of the purchase price for the rigs. However, the acquisition of these rigs is contingent upon the buyers' ability to obtain lender consents to the acquisition. The buyers have reported that they have been unable to obtain the consent of their lenders on terms acceptable to them and have publicly announced their termination of the agreements to purchase the vessels. While we and the buyers are continuing to discuss alternative structures which could result in the acquisition of one or both of these rigs by the buyers, there can be no assurance that the buyers will eventually be able to complete the purchase of either or both rigs, and if so, at what price. We have notified the OFT of the delay and the possibility that the buyers will not be able to complete the transaction. We are evaluating multiple contingency plans which would ultimately need to be approved by the OFT.

TPDI Credit Facilities—In October 2008, TPDI entered into a credit agreement for a $1.265 billion secured credit facility (the "TPDI Term Loan Facility"), comprised of a $1.0 billion senior tranche, a $190 million junior tranche and a $75 million revolving credit facility (the "TPDI Revolving Credit Facility", and together with the TPDI Term Loan Facility, the "TPDI Credit Facilities"). The TPDI Credit Facilities will finance the construction of Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2. One of our subsidiaries participates in the senior and junior tranches with a 50 percent commitment totaling $595 million in the aggregate. The TPDI Credit Facilities will bear interest at the reserve-adjusted LIBOR plus the applicable margin of 1.60 percent until acceptance of Dhirubhai Deepwater KG2. Subsequently, the TPDI Credit Facilities will bear interest at a rate of 1.45 percent for the senior tranche and the revolving credit facility and 2.25 percent for the junior tranche. The senior tranche requires quarterly payments with a final payment on the earlier of (1) June 2015 and (2) the fifth anniversary of the acceptance date of the second rig. The junior tranche is due in full on the earlier of (1) June 2015 and (2) the fifth anniversary of acceptance date of the second rig. The TPDI Credit Facilities may be prepaid in whole or in part without premium or penalty. At October 31, 2008, $488 million was outstanding, of which $244 million was due to one of our subsidiaries and was eliminated in consolidation. The weighted average interest rate on October 31, 2008 was 4.77 percent.

Debt to Affiliates—In October 2008, using proceeds from the TPDI Credit Facilities, TPDI prepaid $440 million of the outstanding promissory notes, $220 million of which was due to one of our subsidiaries. As of October 31, 2008, $222 million in promissory notes remained outstanding, $111 million of which is due to one of our subsidiaries and is eliminated in consolidation, bearing interest at a weighted average interest rate of 5.26 percent.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this quarterly report include, but are not limited to, statements about the following subjects:

●	our expectations regarding the possible	●	share repurchases under our share
	effects of the redomestication transaction,		repurchase program,
●	our expectations regarding the conditions required	●	our ability and the expected timing to
	to complete the redomestication transaction and		access certain investments in highly liquid debt instruments,
	their timing,	●	uses of excess cash,
●	contract commencements,	●	timing of asset sales,
●	contract option exercises,	●	proceeds from asset sales,
●	revenues,	●	our effective tax rate,
●	expenses,	●	changes in tax laws, treaties and
●	results of operations,		regulations,
●	commodity prices,	●	tax assessments,
●	customer drilling programs,	●	operations in international markets,
●	supply and demand,	●	investments in joint ventures,
●	utilization rates,	●	investments in recruitment, retention
●	dayrates,		and personnel development initiatives,
●	contract backlog,	●	the level of expected capital
●	effects and results of the GlobalSantaFe		expenditures,
	merger and related transactions,	●	results and effects of legal proceedings
●	planned shipyard projects and rig		and governmental audits and
	mobilizations and their effects,		assessments,
●	newbuild projects and opportunities,	●	outcome and effects of internal and
●	the upgrade project for the Sedco		governmental investigations,
	700-series semisubmersible rig,	●	adequacy of insurance,
●	other major upgrades,	●	liabilities for tax issues, including those
●	contract awards,		associated with our activities in Brazil,
●	newbuild completion delivery and		Norway and the United States,
	commencement of operations dates,	●	liabilities for customs and
●	expected downtime and lost revenue,		environmental matters,
●	insurance proceeds,	●	liquidity,
●	cash investments of our wholly-owned	●	cash flow from operations,
	captive insurance company,	●	adequacy of cash flow for our
●	future activity in the deepwater, mid-		obligations,
	water and the jackup market sectors,	●	effects of accounting changes,
●	market outlook for our various	●	adoption of accounting policies,
	geographical operating sectors and	●	pension plan and other postretirement
	classes of rigs,		benefit plan contributions,
●	capacity constraints for ultra-deepwater	●	the timing of severance payments,
	rigs and other rig classes,	●	benefit payments, and
●	effects of new rigs on the market,	●	the timing and cost of completion of
●	income related to and any payments to		capital projects.
be received under the TODCO tax
sharing agreement,
●	uses of excess cash,

Forward-looking statements in this quarterly report are identifiable by use of the following words and other similar expressions among others:

● "anticipates"	● "may"
● "believes"	● "might"
● "budgets"	● "plans"
● "could"	● "predicts"
● "estimates"	● "projects"
● "expects"	● "scheduled"
● "forecasts"	● "should"
● "intends"

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

●

those described under "Item 1A. Risk Factors" included herein and in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2008 and June 30, 2008,

●	the adequacy of sources of liquidity,
●	our inability to obtain contracts for our rigs that do not have contracts,
●	the effect and results of litigation, tax audits and contingencies, and
●	other factors discussed in this quarterly report and in our other filings with the SEC, which are available free of charge on the SEC's website at www.sec.gov.

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

Overview

Transocean Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, "Transocean," the "Company," "we," "us" or "our") is a leading international provider of offshore contract drilling services for oil and gas wells. As of October 31, 2008, we owned, had partial ownership interests in or operated 136 mobile offshore drilling units. As of this date, our fleet consisted of 39 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 29 Midwater Floaters, 10 High-Specification Jackups, 54 Standard Jackups and four Other Rigs. In addition, we had 10 Ultra-Deepwater Floaters under construction or contracted for construction.

We believe our mobile offshore drilling fleet is one of the most modern and versatile fleets in the world. Our primary business is to contract our drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. We specialize in technically demanding segments of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services. We also provide oil and gas drilling management services on either a dayrate basis or a completed-project, fixed-price (or "turnkey") basis, as well as drilling engineering and drilling project management services, and we participate in oil and gas exploration and production activities.

In November 2007, we completed our merger transaction (the "Merger") with GlobalSantaFe Corporation ("GlobalSantaFe"). Immediately prior to the effective time of the Merger, each of our outstanding ordinary shares was reclassified by way of a scheme of arrangement under Cayman Islands law into (1) 0.6996 of our ordinary shares and

(2) $33.03 in cash (the "Reclassification" and, together with the Merger, the "Transactions"). We accounted for the Merger as a purchase and identified the Company as the acquirer for accounting purposes. We accounted for the Reclassification as a reverse stock split and a dividend, which require the restatement of our historical weighted average shares outstanding, historical earnings per share and other share-based calculations for prior periods. All references to number of shares, per share amounts and market prices of our ordinary shares have been retroactively restated to reflect the decreased number of our ordinary shares issued and outstanding as a result of this accounting treatment. At the time of the Merger, GlobalSantaFe owned, had partial ownership interests in, operated, had under construction or contracted for construction, 61 mobile offshore drilling units and other units utilized in the support of offshore drilling activities. The balance sheet data as of December 31, 2007 represents the consolidated statement of financial position of the combined company.

Key measures of our total company results of operations and financial condition are as follows (in millions, except average daily revenue and percentages):

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change

Average daily revenue (a)(b)	$242,200	$219,700	$22,500	$236,500	$206,800	$29,700
Utilization (b)(c)	89%	89%	n/a	89%	89%	n/a
Statement of operations
Operating revenues	$3,192	$1,538	$1,654	$9,404	$4,300	$5,104
Operating and maintenance expense	1,426	663	763	3,947	1,858	2,089
Operating income	1,383	753	630	4,273	2,086	2,187
Net income	1,106	973	133	3,402	2,075	1,327

	September 30, 2008	December 31, 2007	Change
Balance sheet data (at end of period)
Cash and cash equivalents	$829	$1,241	$(412)
Total assets	35,165	34,364	801
Total debt	14,783	17,257	(2,474)

______________

"n/a" means not applicable

(a)	Average daily revenue is defined as contract drilling revenue earned per revenue earning day. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.
(b)

Excludes a drillship engaged in scientific geological coring activities, the Joides Resolution, that is owned by a joint venture in which we have a 50 percent interest and is accounted for under the equity method of accounting.

(c)	Utilization is the total actual number of revenue earning days as a percentage of the total number of calendar days in the period.

We continue to experience high utilization and historically high dayrates across our fleet. Leading dayrates are at or near record levels for floaters, and customers continue to express interest in multi-year contracts for these units. However, we are unable to predict the impact that a continued decline in commodity prices and the global economy may have on dayrates and the level of contract activity. See "Item 1A. Risk Factors" for a discussion of some of the risks associated with a continued decline in commodity prices and an extended worldwide economic recession.

A shortage of qualified personnel in our industry has been driving up compensation costs and suppliers have been increasing prices as their backlogs grow. It is uncertain if these cost increases will continue and, if so, for how long. It is also uncertain whether increasing unemployment, a stronger United States ("U.S.") dollar and a continued decline in commodity prices may slow the rate of escalation in these costs or cause these costs to decrease over time.

Our revenues for the nine months ended September 30, 2008 increased from the prior year period primarily as a result of higher dayrates and the addition of GlobalSantaFe's operations. Our operating and maintenance expenses for the same period increased from the prior year period primarily as a result of higher labor and rig maintenance costs in connection with such increased activity as well as inflationary cost increases and the addition of GlobalSantaFe's operations (see "—Outlook"). Total debt as of September 30, 2008 decreased compared to December 31, 2007, as a result of repayments of borrowings under the Bridge Loan Facility during the nine months ended September 30, 2008. See "—Liquidity and Capital Resources– Sources and Uses of Liquidity."

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

The Other segment includes drilling management services and oil and gas properties. Drilling management services are provided through Applied Drilling Technology Inc., our wholly owned subsidiary, and through ADT International, a division of one of our U.K. subsidiaries (together, "ADTI"). Drilling management services are provided primarily on a turnkey basis at a fixed bid amount. Oil and gas properties consist of exploration, development and production activities performed by Challenger Minerals Inc. and Challenger Minerals (North Sea) Limited (together, "CMI"), our oil and gas subsidiaries.

Significant Events

Redomestication—In October 2008, we entered into an Agreement and Plan of Merger (the "Agreement") with two of our wholly-owned subsidiaries, pursuant to which we would change the place of incorporation of our parent holding company from the Cayman Islands to Switzerland. See "—Outlook—Redomestication."

Asset Dispositions—During the nine months ended September 30, 2008, we completed the sale of three of our Standard Jackups (GSF Adriatic III, GSF High Island I and GSF High Island VIII). See "—Liquidity and Capital Resources–Fleet Expansion and Dispositions."

Bank Agreements—In March 2008, we entered into a term credit facility (the "Term Loan") and borrowed $1.925 billion under the facility. In April 2008, we borrowed an additional $75 million under the Term Loan. In June 2008, we repaid the then outstanding balance under the Bridge Loan Facility and terminated the facility. See "—Liquidity and Capital Resources–Sources and Uses of Liquidity."

Fleet Expansion—In April 2008, we were awarded a drilling contract for the enhanced Enterprise-class drillship no. 5. The Ultra-Deepwater Floater is expected to commence operations under a multi-year drilling contract during the fourth quarter of 2010. See "—Outlook–Drilling Market."

In June 2008, we reached an agreement with subsidiaries of Petrobras and Mitsui to acquire a newbuild Ultra-Deepwater Floater, Petrobras 10000, under a capital lease contract. In conjunction with the capital lease contract, we entered into a 10-year drilling contract with subsidiaries of Petrobras covering worldwide operations of the drillship with an option for Petrobras to extend the term of the drilling contract by up to an additional 10 years. See "—Outlook–Drilling Market."

Floating Rate Notes—In September 2006, we issued $1.0 billion aggregate principal amount of floating rate notes, due September 2008 ("Floating Rate Notes"). In September 2008, we repaid the Floating Rate Notes on maturity.

Angola Deepwater Drilling Company—In September 2008, we acquired a 65 percent interest in Angola Deepwater Drilling Company Limited ("ADDCL"), a Cayman Islands joint venture company. See "—Outlook–Joint Venture, Agency and Sponsorship Relationships and Other Investments."

Outlook

Drilling Market—Utilization and dayrates for offshore drilling units continues to be strong, particularly for floaters. Our contract backlog at October 31, 2008 was approximately $41.1 billion, up from approximately $40.7 billion at August 1, 2008. A summary of our rigs that have available uncommitted time for the remainder of 2008 and for 2009 at October 31, 2008 is set forth below:

Uncommitted Rigs	2008	2009
High-Specification Floaters	—	2
Midwater Floaters	—	8
High-Specification Jackups	—	6
Standard Jackups	—	26

Supporting our view of a strong continuing deepwater market worldwide, in October 2008, we were awarded a five-year drilling contract for the HHI Newbuild Drillship. The contract is expected to commence in the fourth quarter of 2010, following shipyard construction, sea trials, mobilization to location and customer acceptance. The contract commencement date is contingent on vendor performance and other factors. Contract revenues over the contract term are expected to range from $1.17 billion to $1.19 billion depending on the country of operations.

In June 2008, we reached an agreement with subsidiaries of Petrobras and Mitsui to acquire a newbuild Ultra-Deepwater Floater, Petrobras 10000, under a capital lease contract. In conjunction with the capital lease contract, we entered into a 10-year drilling contract with subsidiaries of Petrobras covering worldwide operations of the drillship with an option for Petrobras to extend the term of the drilling contract by up to an additional 10 years at a mutually agreed operating dayrate. The capital lease contract has a 20-year term, after which we will have the right and obligation to acquire the drillship for one dollar. Total capital costs to be incurred by Petrobras and Mitsui for the construction of the drillship are estimated to be $750 million, including $65 million of capitalized interest. The drilling contract is expected to commence in the third quarter of 2009. Contract revenues over the initial 10-year contract term are estimated to be $1.68 billion, including monthly bonuses, which could be as high as 12 percent of dayrate revenue each month. Additionally, if the rig is operating in a jurisdiction where we have a valid dual activity patent, we will be owed an additional five percent royalty. We are providing construction management services for Petrobras 10000 and have agreed to provide operating management services once the drillship begins operations.

We have been successful in building contract backlog within our High-Specification Floaters fleet with 39 of our 49 current and future High-Specification Floaters, including all of our newbuilds, contracted into or beyond 2011 as of October 31, 2008. These 39 units also include 25 of our 28 current Ultra-Deepwater Floaters. Our total contract backlog of approximately $41.1 billion as of October 31, 2008 includes an estimated $30.2 billion of backlog represented by our High-Specification Floaters. With the known demand for deepwater programs, we believe that the long-term outlook for deepwater capable rigs is very favorable. We believe the continued exploration successes in the deepwater offshore provinces of Brazil, Angola, India and U.S. Gulf of Mexico will continue to drive significant demand for the Ultra-Deepwater Floaters and supports our near and long-term positive outlook for deepwater drilling.

Our Midwater Floaters fleet, which includes 29 semisubmersible rigs, is largely committed to contracts that extend into 2009. We continue to see customer demand for multi-year contracts for these units. See "—Liquidity and Capital Resources—Fleet Expansion and Dispositions–Dispositions" for a discussion of the current status of our efforts to dispose of GSF Arctic II and GSF Arctic IV.

We also continue to see steady demand for jackups. However, the number of jackups under construction without contracts continues to be a concern. We believe the delivery of these uncontracted units could have an adverse impact on the market in 2009.

As of October 31, 2008, the percentage of contract days in our uncommitted fleet for the remainder of 2008, 2009, 2010 and 2011 is as follows:

Uncommitted fleet percentage	2008	2009	2010	2011
High-Specification Floaters	—%	2%	11%	32%
Midwater Floaters	3%	16%	42%	76%
High-Specification Jackups	—%	28%	83%	100%
Standard Jackups	6%	28%	66%	87%

On February 15, 2008, we entered into a definitive agreement with Hercules Offshore, Inc. to sell three of our Standard Jackups (GSF Adriatic III, GSF High Island I and GSF High Island VIII). During the three months ended March 31, 2008, we completed the sale of GSF Adriatic III and GSF High Island I. In May 2008, we completed the sale of GSF High Island VIII.

In May 2008, we entered into a definitive agreement to sell our Standard Jackup Transocean Nordic. We expect to complete the transaction during the fourth quarter of 2008 upon completion of a drilling contract and following mobilization to Singapore. As of October 31, 2008, Transocean Nordic was classified as assets held for sale in the amount of $32 million on our consolidated balance sheet.

We expect our revenues to be higher in 2008 than in 2007 due to the inclusion of GlobalSantaFe's operations for the full year, together with the commencement of new contracts with higher dayrates. The commencement of the Sedco 702 contract in the first quarter of 2008 is expected to increase our revenues in 2008. These increases will be partially offset by a decrease in revenue from the sale of Peregrine I in November 2007.

The aggregate amount of out-of-service time we incur in 2008 is expected to be substantially higher than the amount incurred in 2007 due to the inclusion of GlobalSantaFe's operations, partially offset by a decrease in out-of-service time primarily due to decreased shipyard time for the legacy Transocean rigs. However, the shipyard projects we intend to undertake in 2008 will involve rigs with higher dayrates than those that underwent shipyard projects in 2007.

We expect our operating and maintenance costs, including our shipyard projects and major maintenance program expenditures, to continue to increase compared to 2007 due to the inclusion of GlobalSantaFe's operations and continued industry inflation in 2008. In addition, the types of shipyard projects we forecast for 2008 are generally more costly, so we expect shipyard project costs to increase from 2007 to 2008 with respect to the legacy Transocean rigs despite the expected decrease in out-of-service time. We expect our operating and maintenance costs in 2008 to further increase as a result of the commencement of the Sedco 702 contract in the first quarter. These increases will be partially offset by lower operating costs due to the sale of Peregrine I in November 2007. Finally, we expect to continue to invest in a number of recruitment, retention and personnel development initiatives in connection with the manning of the crews of the newbuild rigs and deepwater upgrades and our efforts to mitigate expected personnel attrition.

We expect that a number of fixed-price contract options will be exercised by our customers in 2008, which will preclude us from taking full advantage of any increased market rates for rigs subject to these contract options. We have 12 existing contracts with fixed-priced or capped options for dayrates that we believe are less than current market dayrates. Well-in-progress or similar provisions in our existing contracts may delay the start of higher dayrates in subsequent contracts, and some of the delays have been and could be significant.

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

Insurance Matters—We periodically evaluate our hull and machinery and third-party liability insurance limits and self-insured retentions. Effective May 1, 2008, we renewed our hull and machinery and third-party liability insurance coverages. Subject to large self-insured retentions, we carry hull and machinery insurance covering physical damage to the rigs for operational risks worldwide, and we carry liability insurance covering damage to third parties. However, we do not generally have commercial market insurance coverage for physical damage losses to our rigs due to hurricanes in the U.S. Gulf of Mexico and war perils worldwide. Additionally, we do not carry insurance for loss of revenue. Also, for our subsidiaries ADTI and CMI, we generally self-insure operators' extra expense coverage. This coverage provides protection against expenses related to well control and redrill liability associated with blowouts. Generally, ADTI's clients assume, and indemnify ADTI for, liability associated with blowouts in excess of $50 million. In the opinion of management, adequate accruals have been made based on known and estimated losses related to such exposures.

Tax Matters—We are a Cayman Islands company and we operate through our various subsidiaries in a number of countries throughout the world (see "—Redomestication"). Consequently, our tax provision is based upon the tax laws, regulations and treaties in effect in and between the countries in which our operations are conducted and income is earned. Our effective tax rate for financial reporting purposes will fluctuate from year to year as our operations are conducted in different taxing jurisdictions. We are subject to changes in tax laws, treaties and regulations in and between the countries in which we operate and earn income. A change in the tax laws, treaties or regulations in any of the countries in which we operate could result in a higher or lower effective tax rate on our worldwide earnings and, as a result, could have a material effect on our financial results.

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

With respect to years following 2005, U.S. taxing authorities may continue to pursue the argument that one of our key subsidiaries maintains a permanent establishment in the U.S. and is therefore subject to U.S. taxation on certain earnings effectively connected to such U.S. business. Since there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the U.S. (or maintaining a permanent establishment under an applicable treaty), we cannot be certain that the tax authorities will not be successful in their claim that we or any of our key subsidiaries is/are engaged in a trade or business in the U.S. (or, when applicable, maintains a permanent establishment in the U.S.). If we or any of our key subsidiaries was/were considered to be engaged in a trade or business in the U.S. (when applicable, through a permanent establishment), we could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case our effective tax rate on worldwide earnings could increase substantially, and our earnings and cash flows from operations could be adversely affected. We believe our returns are materially correct as filed, and we will continue to vigorously defend against all such claims.

Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination. The Brazil tax authorities have issued tax assessments totaling $112 million, plus a 75 percent penalty and $80 million of interest through September 30, 2008. We believe our returns are materially correct as filed, and we are vigorously contesting these assessments. We filed a protest letter with the Brazilian tax authorities on January 25, 2008.

Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 2001 and 2002. The authorities have issued a tax assessment of approximately $71 million, plus interest, related to a 2001 dividend payment. We plan to appeal this tax assessment. We will be required to provide some form of financial security, in the amount of approximately $140 million, for these assessed amounts as this dispute is appealed and addressed by the Norwegian courts. Furthermore, the authorities have also issued notifications of their intent to issue tax assessments of approximately $266 million, plus interest, related to certain restructuring transactions, approximately $7 million, plus interest, related to certain foreign exchange deductions, and approximately $169 million, plus interest, related to the migration of a subsidiary that was previously subject to tax in Norway. The authorities have indicated that they plan to seek penalties of 60 percent on all matters. We have and will continue to respond to all information requests from the Norwegian authorities. We plan to vigorously contest any assertions by the Norwegian authorities in connection with the various transactions being investigated.

During the nine months ended September 30, 2008, our long-term liability for unrecognized tax benefits related to these Norwegian tax issues increased by $2 million to $170 million due to the accrual of interest and exchange rate fluctuations. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated statement of financial position or results of operations although it may have a material adverse effect on our consolidated cash flows. See Notes to Condensed Consolidated Financial Statements—Note 6—Income Taxes.

Regulatory Matters—In June 2007, GlobalSantaFe's management retained outside counsel to conduct an internal investigation of its Nigerian and West African operations, focusing on brokers who handled customs matters with respect to its affiliates operating in those jurisdictions and whether those brokers have fully complied with the U.S. Foreign Corrupt Practices Act ("FCPA") and local laws. GlobalSantaFe commenced its investigation following announcements by other oilfield service companies that they were independently investigating the FCPA implications of certain actions taken by third parties in respect of customs matters in connection with their operations in Nigeria, as well as another company's announced settlement implicating a third party handling customs matters in Nigeria. In each case, the customs broker was reported to be Panalpina Inc., which GlobalSantaFe used to obtain temporary import permits for its rigs operating offshore Nigeria. GlobalSantaFe voluntarily disclosed its internal investigation to the U.S. Department of Justice (the "DOJ") and the Securities and Exchange Commission ("SEC") and, at their request, expanded its investigation to include the activities of its customs brokers in other West African countries and the activities of Panalpina Inc. worldwide. The investigation is focusing on whether the brokers have fully complied with the requirements of their contracts, local laws and the FCPA. In late November 2007, GlobalSantaFe received a subpoena from the SEC for documents related to its investigation. In this connection, the SEC advised GlobalSantaFe that it had issued a formal order of investigation. After the completion of the Merger, outside counsel began formally reporting directly to the audit committee of our board of directors. Our legal representatives are keeping the DOJ and SEC apprised of the scope and details of their investigation and producing relevant information in response to their requests.

On July 25, 2007, our legal representatives met with the DOJ in response to a notice we received requesting such a meeting regarding our engagement of Panalpina Inc. for freight forwarding and other services in the U.S. and abroad. The DOJ informed us that it is conducting an investigation of alleged FCPA violations by oil service companies who used Panalpina Inc. and other brokers in Nigeria and other parts of the world. We developed an investigative plan which has continued to be amended and which would allow us to review and produce relevant and responsive information requested by the DOJ and SEC. The investigation was expanded to include one of our agents for Nigeria. This investigation and the legacy GlobalSantaFe investigation are being conducted by outside counsel who reports directly to the audit committee of our board of directors. The investigation has focused on whether the agent and the customs brokers have fully complied with the terms of their respective agreements, the FCPA and local laws. Our outside counsel has coordinated their efforts with the DOJ and the SEC with respect to the implementation of our investigative plan, including keeping the DOJ and SEC apprised of the scope and details of the investigation and producing relevant information in response to their requests. We cannot predict the ultimate outcome of these investigations, the total costs to be incurred in completing the investigations, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, we could be subject to fines, sanctions or other penalties.

Our internal compliance program has detected a potential violation of U.S. sanctions regulations in connection with the shipment of goods to our operations in Turkmenistan. Goods bound for our rig in Turkmenistan were shipped through Iran by a freight forwarder. Iran is subject to a number of economic regulations, including sanctions administered by the U.S. Treasury Department's Office of Foreign Assets Control ("OFAC"), and comprehensive restrictions on the export and re-export of U.S.-origin items to Iran. Iran has been designated as a state sponsor of terrorism by the U.S. State Department. Failure to comply with applicable laws and regulations relating to sanctions and export restrictions may subject us to criminal sanctions and civil remedies, including fines, denial of export privileges, injunctions or seizures of our assets. We have self-reported the potential violation to OFAC and retained outside counsel who is conducting a thorough investigation of the matter.

Redomestication—In October 2008, we entered into an Agreement with Transocean Ltd., a Swiss corporation and our wholly-owned subsidiary, and Transocean Cayman Ltd., a company organized under the laws of the Cayman Islands and a wholly-owned subsidiary of Transocean Ltd, pursuant to which Transocean Inc. would merge by way of schemes of arrangement under Cayman Islands law with Transocean Cayman Ltd., with Transocean Inc. as the surviving company (the "Redomestication Transaction"). The Redomestication Transaction will effectively change the place of incorporation of our parent holding company from the Cayman Islands to Switzerland. In connection with the Redomestication Transaction, we also plan to relocate our principal executive offices from the Cayman Islands and Houston, Texas to Geneva, Switzerland. We refer to the Redomestication Transaction and the relocation of our principal executive offices together as the "Redomestication."

The Redomestication Transaction has been approved by our board of directors. Consummation of the Redomestication Transaction is subject to various conditions, including, among others, the approval of the Redomestication Transaction by our shareholders and by the Grand Court of the Cayman Islands. Upon completion of the Redomestication Transaction, an event of default may be deemed to have occurred under the terms of the bank credit agreements governing our 364-Day Revolving Credit Facility, Five-Year Revolving Credit Facility and Term Loan Facility. We are seeking and currently expect to receive waivers or amendments from our lenders in connection with the Redomestication Transaction.  There is no assurance that we will be able to obtain any or all of the waivers or amendments. The current heightened volatility in the credit markets may make it more difficult or costly for us to obtain these waivers or amendments. The failure to obtain some or all of these waivers or amendments could have an adverse effect on our ability to complete the Redomestication Transaction or on our business, results of operations or financial condition after the completion of the Redomestication Transaction.

As a result of the Redomestication Transaction, pursuant to the terms of the indenture governing our 1.625% Series A Convertible Senior Notes due December 15, 2037, 1.50% Series B Convertible Senior Notes due December 15, 2037 and 1.50% Series C Convertible Senior Notes due December 15, 2037 (collectively, the "Convertible Notes") and the terms of the Convertible Notes, holders will have the right to convert the Convertible Notes at any time beginning 15 days prior to the anticipated effective date of the Redomestication Transaction, December 18, 2008, and ending on the 30th scheduled trading day thereafter.

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

In September 2008, we acquired a 65 percent interest in ADDCL, a Cayman Islands joint venture company formed to commission the construction, ownership and operation of the ultra-deepwater drillship to be named Discoverer Luanda. Angco Cayman Limited acquired the remaining 35 percent interest in ADDCL.

We hold a 50 percent interest in Overseas Drilling Limited ("ODL"), which owns the drillship Joides Resolution. The drillship is contracted to perform drilling and coring operations in deep waters worldwide for the purpose of scientific research. We manage and operate the vessel on behalf of ODL.

In early October 2007, we exercised our option to purchase a 50 percent equity interest in Transocean Pacific Drilling Inc. ("TPDI"), a joint venture company formed by us and Pacific Drilling Limited ("Pacific Drilling"), a Liberian company, whereby we acquired exclusive marketing rights for two ultra-deepwater drillships to be named Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2, which are currently under construction. Under a management services agreement with TPDI, we are providing construction management services and have agreed to provide operating management services once the drillships begin operations. Beginning on October 18, 2010, Pacific Drilling will have the right to exchange its interest in the joint venture for our ordinary shares or cash at a purchase price based on an appraisal of the fair value of the drillships, subject to various adjustments.

In Azerbaijan, the semisubmersibles Istiglal and Dada Gorgud operate under long-term bareboat charters between (a) Caspian Drilling Company Limited ("CDC"), a joint venture in which we hold a 45 percent ownership interest, and (b) the owner of both rigs, the State Oil Company of the Azerbaijan Republic ("SOCAR"), our sole equity partner in CDC. SOCAR has granted exclusive bareboat charter rights to CDC for the life of the joint venture. During 2005, these bareboat charter rights were extended through October 2011, pursuant to an amendment to the agreement establishing CDC.

A joint venture in which we hold a noncontrolling minority interest operates primarily in Libya, and to a limited extent in Syria. The joint venture, Arab Drilling & Workover Company ("ADWOC"), is a Libyan joint venture company, of which we own a 40 percent interest, with the remaining 60 percent being owned by parties unrelated to us. One of these parties is Arab Petroleum Investments Corporation, a Saudi Arabian company ("APIC") whose shareholders are the ten member states of the Organization of Arab Petroleum Exporting Countries ("OAPEC"), including Syria (3 percent interest). APIC owns a 20 percent interest in ADWOC. The other party is Arab Petroleum Services Company, a Libyan company ("APSCO"), whose shareholders are the member states of OAPEC, which owns a 40 percent interest in ADWOC. The Establishment Agreement and Statutes of the joint venture provide us with the right to appoint two of the five members of the board of directors of ADWOC. While the Libyan Sanctions Regulations of OFAC were in effect, our two representatives on the board generally attended but did not otherwise participate in meetings of the board of directors. Since the Libyan Sanctions Regulations were lifted by Executive Order, our representatives have voted on some matters at meetings of the board of directors of ADWOC.

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

Performance and Other Key Indicators

Contract Backlog—The following table presents our contract backlog, including firm commitments only, for our Contract Drilling segment as of September 30, 2008, June 30, 2008 and September 30, 2007. Firm commitments are typically represented by signed drilling contracts. Our contract backlog is calculated by multiplying the full contractual operating dayrate by the number of days remaining in the firm contract period, excluding revenues for mobilization, demobilization and contract preparation or other incentive provisions, which are not expected to be significant to our contract drilling revenues.

	September 30, 2008	June 30, 2008	September 30, 2007
	(In millions)
Contract backlog
High-Specification Floaters	$29,544	$26,945	$15,174
Midwater Floaters	6,619	5,798	4,108
High-Specification Jackups	671	682	102
Standard Jackups	3,825	4,223	2,170
Other Rigs	119	131	171
Total	$40,778	$37,779	$21,725

Fleet Average Daily Revenue and Utilization—The following table shows our average daily revenue and utilization for our Contract Drilling segment for each of the quarters ended September 30, 2008, June 30, 2008 and September 30, 2007. See "—Overview" for a definition of average daily revenue, revenue earning day and utilization.

	Three months ended
	September 30, 2008	June 30, 2008	September 30, 2007
Average daily revenue
High-Specification Floaters
Ultra-Deepwater Floaters	$401,300	$390,400	$323,200
Deepwater Floaters	$322,700	$317,400	$251,600
Harsh Environment Floaters	$363,500	$379,400	$312,300
Total High-Specification Floaters	$369,300	$360,500	$291,900
Midwater Floaters	$292,900	$299,300	$254,000
High-Specification Jackups	$178,500	$178,000	$131,600
Standard Jackups	$158,700	$149,400	$120,000
Other Rigs	$48,900	$48,400	$54,800
Total fleet average daily revenue	$242,200	$238,600	$219,700

Utilization
High-Specification Floaters
Ultra-Deepwater Floaters	93%	87%	99%
Deepwater Floaters	68%	81%	76%
Harsh Environment Floaters	98%	98%	85%
Total High-Specification Floaters	83%	86%	86%
Midwater Floaters	88%	82%	92%
High-Specification Jackups	87%	91%	100%
Standard Jackups	93%	89%	89%
Other Rigs	100%	100%	98%
Total fleet average utilization	89%	87%	89%

Utilization for Deepwater Floaters decreased from the three months ended June 30, 2008 due primarily to an increase of rigs undergoing planned shipyard maintenance and operating at a reduced or zero dayrate.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of cash during the first nine months of 2008 were our cash flows from operations, proceeds from asset sales and proceeds from borrowings under credit facilities. Our primary uses of cash were capital expenditures (including for newbuild construction) and repayments of borrowings under our credit facilities and the repayment of the Floating Rate Notes on maturity. At September 30, 2008, we had $829 million in cash and cash equivalents.

We include investments in highly liquid debt instruments with an original maturity of three months or less in cash and cash equivalents. As of September 30, 2008, we had $74 million invested in The Reserve Primary Fund and $334 million invested in The Reserve International Liquidity Fund Ltd. In September 2008, The Reserve announced that certain funds had lost the ability to maintain a net asset value of $1.00 per share due to losses in connection with the bankruptcy of Lehman Brothers Holdings, Inc. ("Lehman Holdings"). According to public disclosures by The Reserve, The Reserve stopped processing redemption requests in order to develop an orderly plan of liquidation that would protect all of the funds' shareholders. We are currently unable to access these funds, and the timing of our ability to access these funds is uncertain but is expected to be within one year. Court orders are currently in effect that may impact distributions by The Reserve International Liquidity Fund Ltd. Based on statements made by the funds, we reclassified $408 million from cash and cash equivalents to short-term investments and recorded an impairment charge in the amount of $16 million associated with our proportional interest in the debt instruments of Lehman Holdings held by the funds until such time as we receive our liquidated portion of the assets. Our statement of cash flows presents a use of cash in the amount of this reclassification. In October 2008, we received a distribution of $38 million from The Reserve Primary Fund.

	Nine months ended September 30,
	2008	2007	Change
	(In millions)
Net cash from operating activities
Net income	$3,402	$2,075	$1,327
Amortization of drilling contract intangibles	(557)	—	(557)
Depreciation, depletion and amortization	1,040	304	736
Other non-cash items	(34)	9	(43)
Changes in operating assets and liabilities	(88)	(230)	142
	$3,763	$2,158	$1,605

Net cash provided by operating activities increased primarily due to more cash generated from net income.

	Nine months ended September 30,
	2008	2007	Change
	(In millions)
Net cash from investing activities
Capital expenditures	$(1,703)	$(1,060)	$(643)
Proceeds from disposal of assets, net	352	62	290
Proceeds from sale of investments	14	—	14
Short-term investments	(408)	—	(408)
Joint Ventures and other investments, net	(3)	(3)
	$(1,748)	$(1,001)	$(747)

Net cash used in investing activities increased due to capital expenditures, which were $643 million greater than those of the corresponding prior year period, primarily due to the construction of ten Ultra-Deepwater Floaters, (see "—Fleet Expansion and Dispositions"), the deepwater upgrades of the two Sedco 700-series rigs and the replacement and upgrades of other equipment on our existing rigs. Additionally, we reclassified certain investments from cash and cash equivalents to short-term investments due to the illiquidity of those funds. Partially offsetting the greater capital expenditures and short-term investments were increased proceeds from asset sales in the first nine months of 2008 during which three units were sold, as compared to the prior year period during which two units were sold.

	Nine months ended September 30,
	2008	2007	Change
	(In millions)
Net cash from financing activities
Borrowings under commercial paper program, net	$932	$—	$932
Repayments under revolving credit facilities, net	(1,085)	—	(1,085)
Proceeds from debt	2,354	—	2,354
Repayments of debt	(4,673)	(700)	(3,973)
Repurchase of ordinary shares	—	(400)	400
Proceeds from (payments made upon) exercise of warrants, net	(4)	16	(20)
Proceeds from issuance of ordinary shares under share-based compensation plans, net	49	56	(7)
Excess tax benefit from issuance of ordinary shares under share-based compensation plans	11	33	(22)
Other, net	(11)	(11)	—
	$(2,427)	$(1,006)	$(1,421)

Net cash used in financing activities increased primarily due to repayments of borrowings under the Bridge Loan Facility, 364-Day Revolving Credit Facility and the Floating Rate Notes. Partially offsetting these increases were borrowings under the Term Loan and net borrowings under the Five-Year Revolving Credit Facility and our commercial paper program. Additionally, we did not repurchase any of our ordinary shares during the first nine months of 2008 compared to $400 million of repurchases in the same period of 2007.

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

Capital expenditures, including capitalized interest of $92 million, totaled $1.7 billion during the nine months ended September 30, 2008, substantially all of which related to the Contract Drilling segment. The following table summarizes actual capital expenditures, including capitalized interest, for our major construction and conversion projects incurred through September 30, 2008 and expected in future years (in millions):

	Total costs through September 30, 2008	Expected costs for the remainder of 2008	Estimated costs thereafter	Total estimated cost at completion

Discoverer Clear Leader	$484	$148	$—	$632
Sedco 700-series upgrades	502	93	—	595
GSF Development Driller III (a)	438	67	125	630
Discoverer Americas	406	87	127	620
Dhirubhai Deepwater KG1 (b)	376	35	284	695
Discoverer Inspiration	417	46	217	680
Dhirubhai Deepwater KG2 (b)	265	98	327	690
HHI Newbuild Drillship (a)	251	10	479	740
Discoverer Luanda	314	21	320	655
Enhanced Enterprise-class drillship no. 5	130	125	475	730
Petrobras 10000 (c)	—	—	685	685
Capitalized interest	184	44	197	425
Total	$3,767	$774	$3,236	$7,777

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

During 2008, we expect capital expenditures to be approximately $2.8 billion, including approximately $2.1 billion for our major construction and conversion projects. The level of our capital expenditures is partly dependent upon the actual level of operational and contracting activity and the level of capital expenditures for which our customers agree to reimburse us. Our expected capital expenditures during 2008 do not include amounts that would be incurred as a result of other possible newbuild opportunities.

As with any major shipyard project that takes place over an extended period of time, the actual costs, the timing of expenditures and the project completion date may vary from estimates based on numerous factors, including actual contract terms, weather, exchange rates, shipyard labor conditions and the market demand for components and resources required for drilling unit construction.

We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales. We also have available credit under the Five-Year Revolving Credit Facility and the 364-Day Revolving Credit Facility (see "—Sources and Uses of Liquidity") and may utilize other commercial bank or capital market financings. We intend to fund the cash requirements of our joint ventures for capital expenditures in connection with newbuild construction through their respective credit facilities. The continued credit crisis and related instability in the global financial system could impact the availability of these sources of funding. See "Item 1A. Risk Factors" for a discussion of some of the risks associated with the current credit crisis.

Dispositions—From time to time, we may also review possible dispositions of drilling units. During the nine months ended September 30, 2008, we completed the sale of three of our Standard Jackups (GSF High Island VIII, GSF Adriatic III and GSF High Island I). We received cash proceeds of $320 million associated with the sale, which had no effect on earnings.

In May 2008, we entered into a definitive agreement to sell our Standard Jackup Transocean Nordic for cash proceeds of $169 million. We expect to complete the transaction during the fourth quarter of 2008 upon completion of the drilling contract under which Transocean Nordic currently operates.

In July 2008, we entered into definitive agreements to sell two Midwater Floaters (GSF Arctic II and GSF Arctic IV) in connection with our previously announced undertakings to the Office of Fair Trading ("OFT") in the U.K. These sales were scheduled to close in the third and fourth quarters of 2008 for the GSF Arctic IV and GSF Arctic II, respectively, for net proceeds of approximately $750 million. We agreed to provide non-recourse seller financing until December 31, 2010 for $745 million of the purchase price for the rigs. However, the acquisition of these rigs is contingent upon the buyers' ability to obtain lender consents to the acquisition. The buyers have reported that they have been unable to obtain the consent of their lenders on terms acceptable to them and have publicly announced their termination of the agreements to purchase the vessels. While we and the buyers are continuing to discuss alternative structures which could result in the acquisition of one or both of these rigs by the buyers, there can be no assurance that the buyers will eventually be able to complete the purchase of either or both rigs, and if so, at what price. We have notified the OFT of the delay and the possibility that the buyers will not be able to complete the transaction. We are evaluating multiple contingency plans which would ultimately need to be approved by the OFT.

Sources and Uses of Liquidity

We expect to use existing cash balances, internally generated cash flows and proceeds from asset sales to fulfill anticipated obligations such as scheduled debt maturities, repayment of short-term debt, capital expenditures and working capital needs. We may also use a portion of such sources of cash to reduce debt (including convertible debt) prior to scheduled maturity through repurchase, redemptions or tender offers, or to make repayments on bank borrowings, subject in each case to then existing market conditions and to our then expected liquidity needs. From time to time, we may also use bank lines of credit and commercial paper borrowing to maintain liquidity for short-term cash needs. Our access to the commercial paper markets has been impacted as a result of the continued credit crisis. If the commercial paper markets continue to experience instability, we may be required to rely more heavily on our bank lines of credit.

Our access to debt and equity markets may be reduced or closed to us due to a variety of events, including among others, credit rating agency downgrades of our debt, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry. The continued credit crisis and related instability in the global financial system has had, and may continue to have, an impact on our business and our financial condition. We may face significant challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions. The credit crisis could have an impact on the lenders participating in our credit facilities or on our customers, causing them to fail to meet their obligations to us.

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

Bank Credit Agreements—In March 2008, we entered into the Term Loan and borrowed $1.925 billion under the term credit facility. In April 2008, we borrowed an additional $75 million, increasing the borrowings under this facility to $2.0 billion, the maximum allowed under the Term Loan. Borrowings may be made under the facility (1) at the base rate, determined as the greater of (A) the fluctuating commercial loan rate announced by Citibank, N.A. in New York and (B) the sum of the weighted average overnight federal funds rate published by the Federal Reserve Bank of New York plus 50 basis points, and (2) at the London Interbank Offered Rate ("LIBOR") plus 45 basis points, based on current credit ratings. The facility may be prepaid in whole or in part without premium or penalty. The facility contains certain covenants, including a leverage ratio covenant that applies from June 30, 2008 through September 30, 2009 and a debt to total tangible capitalization covenant that applies thereafter. Borrowings under the facility are subject to acceleration upon the occurrence of events of default. The credit facility terminates on March 13, 2010. At October 31, 2008, we had $2 billion outstanding under this credit facility at a weighted-average interest rate of 4.2 percent.

In September 2007, we entered into a $15.0 billion, one-year senior unsecured bridge loan facility ("Bridge Loan Facility"). In June 2008, we repaid the then outstanding balance under the Bridge Loan Facility and terminated the facility.

In September 2006, we issued the Floating Rate Notes. In September 2008, we repaid the Floating Rate Notes on maturity.

We have access to a bank line of credit under a $2.0 billion, five-year revolving credit facility ("Five-Year Revolving Credit Facility"). At October 31, 2008, $380 million was outstanding under this facility at a weighted-average interest rate of 2.4 percent.

In December 2007, we entered into a credit agreement for a 364-day, $1.5 billion revolving credit facility ("364-Day Revolving Credit Facility"). The 364-Day Revolving Credit Facility bears interest, at our option, at either (1) a base rate, determined as the greater of (a) the prime loan rate or (b) the federal funds effective rate plus 0.50 percent, or (2) the reserve-adjusted LIBOR plus the applicable margin, which is based upon our non-credit enhanced senior unsecured long-term debt rating ("Debt Rating"). A facility fee, varying from 0.05 percent to 0.15 percent depending on our Debt Rating, is incurred on the daily amount of the underlying commitment, whether used or unused, throughout the term of the facility. A utilization fee, varying from 0.05 percent to 0.10 percent depending on our Debt Rating, is payable if amounts outstanding under the 364-Day Revolving Credit Facility are greater than or equal to 50 percent of the total underlying commitment. The 364-Day Revolving Credit Facility may be prepaid in whole or in part without premium or penalty. At October 31, 2008, no amounts were outstanding under this facility.

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

In connection with the Transaction, we are seeking certain waivers under and amendments to the Five-Year Revolving Credit Facility and the Term Loan from our lenders. We are also seeking to replace the existing 364-Day Revolving Credit Facility with a new 364-day revolving credit facility. These waivers and amendments and the replacement of the 364-Day Revolving Credit Facility will likely result in increased costs. We may not be able to obtain any or all of the waivers and amendments or enter into a new 364-day revolving credit facility.

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

In December 2007, we entered into a commercial paper program (the "Program"). The Five-Year Revolving Credit Facility and the 364-Day Revolving Credit Facility provide liquidity for the Program. At October 31, 2008, $1.15 billion was outstanding under the Program at a weighted-average interest rate of 5.4 percent.

ADDCL Primary Loan Facility—In September 2008, ADDCL completed final documentation for a senior credit agreement that provides a credit facility comprised of Tranche A, Tranche B and Tranche C for $215 million, $270 million and $399 million, respectively (collectively, the "ADDCL Primary Loan Facility"). Tranche A and Tranche B are provided by external lenders. One of our subsidiaries is the lender for Tranche C and has agreed to provide financial security for borrowings under Tranche A and Tranche B until customer acceptance of Discoverer Luanda, the newbuild for which the facility was established. Tranche A requires quarterly payments beginning on the rig's first well commencement date, currently scheduled for third quarter 2010, and matures in December 2017. Tranche B matures upon customer acceptance of Discoverer Luanda, and is expected to be repaid with borrowings under Tranche C. Tranche C is subordinate to Tranche A and Tranche B and due after Tranche A is fully repaid or, if earlier, by February 2015. The ADDCL Primary Loan Facility will be secured by the rig upon completion of its construction and may be prepaid in whole or in part without premium or penalty. ADDCL is required to maintain certain cash balances, as defined in the loan agreement, to service the debt.

Borrowings under Tranche A and Tranche B bear interest at the reserve-adjusted LIBOR plus the applicable margin of 0.425 percent until the first well commencement date, following which the loans outstanding under Tranche A will bear interest at the reserve-adjusted LIBOR plus the applicable margin of 0.725 percent. ADDCL is required to enter into fixed-for-floating interest rate swaps with one of our subsidiaries for the loans outstanding under Tranche A. Borrowings under Tranche C will bear interest at a fixed rate to be determined by a fixed-to-floating interest rate swap plus an applicable margin of 2 percent. At October 31, 2008, the borrowings under Tranche A and Tranche B were $115 million and $140 million, respectively, at a weighted average interest rate of 3.75 percent. At October 31, 2008, there were no borrowings outstanding under Tranche C.

ADDCL Secondary Loan Facility—In September 2008, ADDCL completed final documentation for a secondary loan agreement for a $90 million credit facility (the "ADDCL Secondary Loan Facility"), for which one of our subsidiaries provides 65 percent of the total commitment and an external lender provides the remaining 35 percent. The facility bears interest at the reserve-adjusted LIBOR plus the applicable margin, ranging from 3.125 percent to 5.125 percent, depending on certain milestones, as defined by the loan agreement. The facility is payable in full the earlier of 90 days after the fifth anniversary of the first well commencement or December 2015 and may be prepaid in whole or in part without premium or penalty. At September 30, 2008, the weighted average interest rate was 6.19 percent on the $70 million outstanding balance, of which $45 million was provided by one of our subsidiaries and has been eliminated in consolidation. There have been no further borrowings on the facility.

TPDI Credit Facilities—In October 2008, TPDI entered into a credit agreement for a $1.265 billion secured credit facility (the "TPDI Term Loan Facility"), comprised of a $1.0 billion senior tranche, a $190 million junior tranche and a $75 million revolving credit facility (the "TPDI Revolving Credit Facility", and together with the TPDI Term Loan Facility, the "TPDI Credit Facilities"). The TPDI Credit Facilities will finance the construction of Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2. One of our subsidiaries participates in the senior and junior tranches with a 50 percent commitment totaling $595 million in the aggregate. The TPDI Credit Facilities will bear interest at the reserve-adjusted LIBOR plus the applicable margin of 1.60 percent until acceptance of Dhirubhai Deepwater KG2. Subsequently, the TPDI Credit Facilities will bear interest at a rate of 1.45 percent for the senior tranche and the revolving credit facility and 2.25 percent for the junior tranche. The senior tranche requires quarterly payments with a final payment on the earlier of (1) June 2015 and (2) the fifth anniversary of the acceptance date of the second rig. The junior tranche is due in full on the earlier of (1) June 2015 and (2) the fifth anniversary of acceptance date of the second rig. The TPDI Credit Facilities may be prepaid in whole or in part without premium or penalty. At October 31, 2008, $488 million was outstanding, of which $244 million was due to one of our subsidiaries and was eliminated in consolidation. The weighted average interest rate on October 31, 2008 was 4.77 percent.

Debt to Affiliates—In October 2008, using proceeds from the TPDI Credit Facilities, TPDI prepaid $440 million of the outstanding promissory notes, $220 million of which was due to one of our subsidiaries. As of October 31, 2008, $222 million in promissory notes remained outstanding, $111 million of which is due to one of our subsidiaries and has been eliminated in consolidation, bearing interest at a weighted average interest rate of 5.26 percent.

Convertible Notes—In December 2007, we issued $6.6 billion aggregate principal amount of Convertible Notes. The Convertible Notes may be converted at an initial rate of 5.9310 ordinary shares per $1,000 note. The initial conversion rate is subject to adjustment upon the occurrence of certain corporate events but not for accrued interest. Upon conversion, we will deliver, in lieu of ordinary shares, cash up to the aggregate principal amount of notes to be converted and ordinary shares in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted. If certain fundamental changes occur on or before specified dates, we will in some cases increase the conversion rate for a holder electing to convert notes in connection with such fundamental change; provided, that in no event will the total number of shares issuable upon conversion of a note exceed 7.8585 per principal amount of notes (subject to adjustment in the same manner as the conversion rate). The maximum number of shares that could be issued upon exercise of all of the outstanding Convertible Notes, assuming the issuance of the maximum number of shares issuable pursuant to the provision in the preceding sentence, but subject to adjustment for other corporate events, is 51,866,100. See "—Outlook–Redomestication."

Contractual Obligations—Other than with respect to the contractual obligations set forth below, there have been no material changes from the contractual obligations as previously disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2007.

Our contractual obligations included in the table below are at face value (in millions).

		For the years ending December 31,
	Total	2008	2009-2010	2011-2012	Thereafter

Purchase obligations	$4,316	$1,597	$2,719	$ —	$ —
Capital lease obligations	1,548	2	118	156	1,272

As of September 30, 2008, the total unrecognized tax benefit related to uncertain tax positions, net of prepayments, was $479 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Due to the significant decline in the aggregate fair value of the assets held by the trust for our defined benefit pension plans since December 2007, we estimate that our minimum funding requirements for 2009, with respect to our defined benefit pension plans, will be greater than our previously disclosed amounts. Because the change to the minimum funding requirement is subject to numerous assumptions, including the performance of the assets in the plans, we are unable to make reasonably reliable estimates of the funding requirements that will be established in the beginning of 2009.

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

Operating Results

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Following is an analysis of our operating results. See "—Overview" for a definition of revenue earning days, utilization and average daily revenue.

	Three months ended
	September 30,
	2008	2007	Change	% Change
	(In millions, except day amounts and percentages)

Revenue earning days	11,141	6,620	4,521	68%
Utilization	89%	89%	n/a	n/m
Average daily revenue	$242,200	$219,700	$22,500	10%

Contract drilling revenues	$2,699	$1,455	$1,244	85%
Contract drilling intangible revenues	143	—	143	100%
Other revenues	350	83	267	n/m
	3,192	1,538	1,654	n/m
Operating and maintenance expense	(1,426)	(663)	(763)	n/m
Depreciation, depletion and amortization	(336)	(103)	(233)	n/m
General and administrative expense	(46)	(27)	(19)	(70)%
Gain (loss) from disposal of assets, net	(1)	8	(9)	n/m
Operating income	1,383	753	630	84%
Other income (expense), net
Interest income	7	7	—	—
Interest expense, net of amounts capitalized	(100)	(23)	(77)	n/m
Other, net	(12)	287	(299)	n/m
Income tax expense	(175)	(52)	(123)	n/m
Minority interest	3	1	2	n/m
Net income	$1,106	$973	$133	14%

_________________

"n/a" means not applicable

"n/m" means not meaningful

Contract drilling revenues increased primarily as a result of the inclusion of an additional $973 million in contract drilling revenues from GlobalSantaFe's operations and higher average daily revenue across the fleet. In addition, revenues from eleven rigs that were out of service for a portion of 2007 and the reactivation of one rig during 2008 contributed to increased revenue of $79 million and $33 million, respectively. Partially offsetting these increases were lower revenues of $105 million on 13 rigs that were out of service in 2008 for shipyard, mobilization or maintenance projects and lower revenues of $9 million on a rig sold during 2007.

Contract drilling intangible revenues of $143 million were recognized for the three months ended September 30, 2008, as a result of the amortization of the fair market valuation of GlobalSantaFe's drilling contracts in effect at the time of the Merger with no corresponding revenue in the prior year period.

Other revenues increased primarily due to a $237 million increase in non-drilling revenue as a result of the inclusion of GlobalSantaFe's operations and a $30 million increase in client reimbursable revenue.

Operating and maintenance expenses increased primarily due to the inclusion of GlobalSantaFe's operations. Other contributing factors included estimated expenses of $44 million related to dropped riser, higher labor costs due to scheduled pay increases, vendor price increases that resulted in higher rig maintenance costs and higher costs associated with the number of rigs out of service for shipyard or maintenance projects during the period.

Depreciation, depletion and amortization increased primarily due to $215 million of depreciation of property and equipment acquired in the Merger and the inclusion of GlobalSantaFe's operations, including $10 million of depletion on intangible costs from our oil and gas properties and $1 million of amortization of intangible assets from our drilling management services.

The increase in general and administrative expense was primarily due to $6 million related to the inclusion of GlobalSantaFe's operations, $9 million related to general operating costs and $5 million related to personnel expenses.

During the three months ended September 30, 2008, we recognized a net loss of $1 million related to the disposal of other assets. During the three months ended September 30, 2007, we recognized a net gain of $8 million related to the disposal of other assets.

The increase in interest expense was primarily attributable to $93 million resulting from the issuance of new debt subsequent to the second quarter of 2007. In addition, $9 million of the increase was from debt assumed in the Merger, including $4 million from debt due to affiliates. Partially offsetting this increase were reductions of $14 million related to increased capitalized interest during the three months ended September 30, 2008 and $17 million due to debt repaid subsequent to the second quarter of 2007.

The decrease in other, net was primarily due to a $262 million decrease of income related to the TODCO tax sharing agreement, including the final settlement received in the three months ended September 30, 2008, and a $10 million decrease related to royalty payments. We also recognized a loss on short-term investments of $16 million associated with our proportional interest in the debt instruments of Lehman Holdings held by The Reserve. In addition, we recognized $11 million in foreign exchange loss during the three months ended September 30, 2008 compared to the same period of 2007.

We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. The estimated annual effective tax rates at September 30, 2008 and 2007 were 13.3 percent and 14.6 percent, respectively, based on estimated 2008 and 2007 annual income before income taxes after adjusting for certain items such as net gains on sales of assets and prior period adjustments. The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits. For the three months ended September 30, 2008, the impact of the various discrete items was a net tax benefit of $18 million resulting in a tax rate of 13.7 percent on earnings before income taxes. For the three months ended September 30, 2007, the impact of the various discrete period items was a net tax benefit of $52 million, resulting in a tax rate of 5.1 percent on earnings before income taxes.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Following is an analysis of our operating results. See "—Overview" for a definition of revenue earning days, utilization and average daily revenue.

	Nine months ended
	September 30,
	2008	2007	Change	% Change
	(In millions, except day amounts and percentages)

Revenue earning days	33,510	19,769	13,741	70%
Utilization	89%	89%	n/a	n/m
Average daily revenue	$236,500	$206,800	$29,700	14%

Contract drilling revenues	$7,926	$4,088	$3,838	94%
Contract drilling intangible revenues	557	—	557	100%
Other revenues	921	212	709	n/m
	9,404	4,300	5,104	n/m
Operating and maintenance expense	(3,947)	(1,858)	(2,089)	n/m
Depreciation, depletion and amortization	(1,040)	(304)	(736)	n/m
General and administrative expense	(140)	(82)	(58)	(71)%
Gain (loss) from disposal of assets, net	(4)	30	(34)	n/m
Operating income	4,273	2,086	2,187	n/m
Other income (expense), net
Interest income	30	17	13	76%
Interest expense, net of amounts capitalized	(348)	(93)	(255)	n/m
Other, net	(23)	295	(318)	n/m
Income tax expense	(533)	(230)	(303)	n/m
Minority interest	3	—	3	n/m
Net income	$3,402	$2,075	$1,327	64%

_________________

"n/a" means not applicable

"n/m" means not meaningful

Contract drilling revenues increased primarily as a result of the inclusion of an additional $2,912 million in contract drilling revenues from GlobalSantaFe's operations and higher average daily revenue across the fleet. In addition, revenues from sixteen rigs that were out of service for a portion of 2007 and the reactivation of two rigs during 2008 contributed to increased revenue of $179 million and $67 million, respectively. Partially offsetting these increases were lower revenues of $298 million from 20 rigs that were out of service for a portion of 2008 for shipyard, mobilization or maintenance projects and lower revenues of $34 million from two rigs sold during 2007.

Contract drilling intangible revenues of $557 million were recognized for the nine months ended September 30, 2008, as a result of the amortization of the fair market valuation of GlobalSantaFe's drilling contracts in effect at the time of the Merger with no corresponding revenue in the prior year period.

Other revenues increased primarily due to a $632 million increase in non-drilling revenue as a result of the inclusion of GlobalSantaFe's operations, a $63 million increase in client reimbursable revenue, and a $14 million increase in integrated services revenue.

Operating and maintenance expenses increased primarily due to the inclusion of GlobalSantaFe's operations. Other contributing factors included estimated expenses of $44 million related to dropped riser, higher labor costs due to scheduled pay increases, vendor price increases that resulted in higher rig maintenance costs and higher costs associated with the number of rigs out of service for shipyard or maintenance projects during the period.

Depreciation, depletion and amortization increased primarily due to $668 million of depreciation of property and equipment acquired in the Merger and the inclusion of GlobalSantaFe's operations during the first nine months of 2008, including $25 million of amortization of intangible assets from our drilling management services and $11 million of depletion on intangible costs from our oil and gas properties.

The increase in general and administrative expense during the first nine months of 2008 was primarily due to $25 million related to the inclusion of GlobalSantaFe's operations, $22 million related to general operating costs and $11 million related to personnel expenses.

During the nine months ended September 30, 2008, we recognized net losses of $4 million related to disposal of other assets. During the nine months ended September 30, 2007, we recognized net gains of $30 million related to rig sales and disposal of other assets.

The increase in interest income was primarily due to investment income recognized on legacy GlobalSantaFe investments during the first nine months of 2008 with no comparable activity during the same period of 2007.

The increase in interest expense was primarily attributable to $311 million resulting from the issuance of new debt subsequent to the first nine months of 2007. In addition, $26 million of the increase was from debt assumed in the Merger, including $13 million from debt due to affiliates. Partially offsetting this increase were reductions of $46 million related to increased capitalized interest during the first nine months of 2008 and $50 million due to debt repaid subsequent to the first nine months of 2007.

The decrease in other, net was primarily due to a $262 million decrease of income related to the TODCO tax sharing agreement, including the final settlement received in the three months ended September 30, 2008, and a $23 million decrease related to royalty payments. We also recognized a loss on short-term investments of $16 million associated with our proportional interest in the debt instruments of Lehman Holdings held by The Reserve. In addition, we recognized $18 million in foreign exchange loss during the first nine months of 2008 compared to the same period of 2007.

We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. The estimated annual effective tax rates at September 30, 2008 and 2007 were 13.3 percent and 14.6 percent, respectively, based on estimated 2008 and 2007 annual income before income taxes after adjusting for certain items such as net gains on sales of assets and prior period adjustments. The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits. For the nine months ended September 30, 2008, the impact of the various discrete items was a net tax expense of $7 million resulting in a tax rate of 13.6 percent on earnings before income taxes. For the nine months ended September 30, 2007, the impact of the various discrete period tax items was a net tax benefit of $62 million, resulting in a tax rate of 10.0 percent on earnings before income taxes.

Severance Plans

In connection with the Merger, we established a plan to consolidate operations and administrative functions post-Merger. As of September 30, 2008, we have identified 218 employees who have been or will be involuntarily terminated pursuant to this plan. The estimated severance-related costs for the affected employees of the legacy GlobalSantaFe companies of $25 million was recorded as a liability as part of the accounting for the Merger. The estimated severance-related costs for the affected employees of the legacy Transocean companies of $9 million is being recognized as operating and maintenance expense or general and administrative expense over the service period of the affected employees. We recognized $4 million of such expense during the nine months ended September 30, 2008. The termination benefits are being paid as salary continuation over a period of between six and 24 months. Through September 30, 2008 we have paid $23 million in termination benefits under the plan, including $21 million during the nine months ended September 30, 2008.

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

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, materials and supplies obsolescence, investments, property and equipment, intangible assets and goodwill, income taxes, workers' insurance, share-based compensation, pensions and other post-retirement and employment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a discussion of the critical accounting estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to these estimates during the nine months ended September 30, 2008. These estimates require significant judgments and estimates used in the preparation of our consolidated financial statements. Management has discussed each of these critical accounting judgments and estimates with the audit committee of the board of directors.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather provides guidance for the application of fair value measurements required in other accounting pronouncements and seeks to eliminate inconsistencies in the application of such guidance among those other standards. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In the first quarter 2008, we adopted those provisions of SFAS 157 that were unaffected by the delay. Such adoption did not have a material effect on our consolidated statement of financial position, results of operations or cash flows. In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3"), that clarifies the application of SFAS 157 when the market is not active. We adopted FSP 157-3 as of September 30, 2008, which did not have a material effect on our consolidated statement of financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for noncontrolling interests, also known as minority interests, in a subsidiary and for the deconsolidation of a subsidiary. It requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements and requires that consolidated net income attributable to the parent and to the noncontrolling interests be shown separately on the face of the income statement. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We will be required to adopt SFAS 160 in the first quarter of 2009. We do not expect the adoption of SFAS 160 to have a material effect on our consolidated statement of financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R replaces SFAS No. 141, Business Combinations and, among other things, (1) changes previous guidance so as to require that primarily all acquired assets, liabilities, minority interest and certain contingencies be measured at fair value, (2) broadens the scope of business combinations to include all transactions in which one entity gains control over one or more other businesses and (3) requires costs incurred to effect the acquisition (acquisition-related costs) and anticipated restructuring costs of the acquired company to be recognized separately from the acquisition. SFAS 141R applies prospectively to business combinations for which the acquisition date occurs in fiscal years beginning after December 15, 2008. We will be required to adopt the principles of SFAS 141R with respect to business combinations occurring on or after January 1, 2009. Due to the prospective application requirement, we are unable to determine the effect, if any, that the adoption of SFAS 141R will have on our consolidated statement of financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133,

Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We will be required to adopt SFAS 161 in the first quarter of 2009. Because of our limited use of derivative instruments, we do not expect the adoption of SFAS 161 to have a significant impact on our consolidated statement of financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, requiring prospective application to intangible assets acquired after the effective date. We will be required to adopt the principles of FSP 142-3 with respect to intangible assets acquired on or after January 1, 2009. Due to the prospective application requirement, we are unable to determine the effect, if any, that the adoption of FSP 142-3 will have on our consolidated statement of financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the U.S. SFAS 162 shall be effective 60 days following the SEC's approval of certain amendments to auditing standards proposed by the Public Company Accounting Oversight Board. We do not expect the adoption of SFAS 162 to have an effect on our consolidated statement of financial position, results of operations or cash flows.

In May 2008, the FASB also issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"), which requires the issuer of certain convertible debt instruments to separately account for the liability and equity components of the instrument and reflect interest expense at the entity's market rate of borrowing for non-convertible debt instruments. FSP APB 14-1 requires retrospective restatement of all periods presented with the cumulative effect of the change in accounting principle on prior periods being recognized as of the beginning of the first period presented. The adoption of FSP APB 14-1 will have an effect on the accounting, both retrospectively and prospectively, for our Convertible Notes. Aside from a reduction of debt balances and an increase to shareholders' equity on our consolidated balance sheets for each period presented, we expect the retrospective application of FSP APB 14-1 will result in a non-cash increase to our annual historical interest expense, net of amounts capitalized, of approximately $9 million and $176 million for 2007 and 2008, respectively. Additionally, we expect that the adoption will result in a non-cash increase to our projected annual interest expense, net of amounts expected to be capitalized, of approximately $175 million, $205 million and $150 million for 2009, 2010 and 2011, respectively.

In June 2008, the FASB ratified the consensus on Emerging Issues Task Force ("EITF") Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5"). An instrument or embedded feature that is both indexed to an entity's own stock and potentially settled in shares may be exempt, if certain other criteria are met, from mark-to-market accounting of derivative financial instruments. EITF 07-5 addresses instruments with contingent and other adjustment features that may change the exercise price or notional amount or otherwise alter the payoff at settlement. We have both warrants and convertible notes outstanding that are exercisable or convertible into our ordinary shares. We do not expect EITF 07-5, which is effective for fiscal years beginning after December 15, 2008, to have a material effect on our consolidated statement of financial position, results of operations or cash flows after adoption.

In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of FSP EITF 03-6-1 to have a material effect on our consolidated statement of financial position, results of operations or cash flows.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term and short-term debt. The table below presents scheduled debt maturities in U.S. dollars and related weighted-average interest rates for each of the 12-month periods ending September 30 relating to debt obligations as of September 30, 2008 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a) (b)							Fair Value
	2009	2010	2011	2012	2013	Thereafter	Total	9/30/08
Total debt
Fixed rate	$ —	$ 1	$2,366	$2,200	$2,951	$3,317	$10,835	$10,222
Average interest rate	9.8%	9.8%	2.0%	1.5%	2.4%	6.8%	3.5%
Variable rate	$ 932	$2,000	$ 72	$ 27	$ 443	$ 466	$ 3,940	$ 3,940
Average interest rate	3.4%	3.3%	3.7%	3.7%	4.1%	4.8%	3.6%

__________________________

(a)

Maturity dates of the face value of our debt assume the put options on the Series A Notes, the Series B Notes and the Series C Notes will be exercised in December 2010, December 2011 and December 2012, respectively.

(b)	Expected maturity amounts are based on the face value of debt.

At September 30, 2008, we had approximately $4 billion of variable rate debt at face value (26.7 percent of total debt at face value). This variable rate debt primarily represented issuances outstanding under the Program and borrowings under the Term Loan and the Five-Year Revolving Credit Facility. At December 31, 2007, we had approximately $6 billion variable rate debt outstanding. Based upon the September 30, 2008 and December 31, 2007 variable rate debt outstanding amounts, a one percentage point change in interest rates would result in a corresponding change in interest expense per year of approximately $39 million and $64 million, respectively. In addition, a large part of our cash investments would earn commensurately higher rates of return if interest rates increase. Using September 30, 2008 and December 31, 2007 cash investment levels, a one percentage point change in interest rates would result in a corresponding change in interest income of approximately $1 million and $8 million per year, respectively. The decrease in the interest income is due to the reclassification of $408 million out of cash and cash equivalents to short-term investments.

Foreign Exchange Risk

Our international operations expose us to foreign exchange risk. These matters have been previously discussed and reported in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to these previously reported matters during the nine months ended September 30, 2008.

ITEM 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes to our internal controls during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We have certain actions or claims pending as discussed and reported in Notes to Condensed Consolidated Financial Statements Note 9—Contingencies. We are also involved in various tax matters as described in Notes to Condensed Consolidated Financial Statements Note 6—Income Taxes. We are also involved in a number of lawsuits which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows. We cannot predict with certainty the outcome or effect of any of the matters specifically described above or of any such other pending or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management's current estimates.

Item 1A. Risk Factors

Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors as previously disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2007, as updated by "Item 1A. Risk Factors" of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2008 and June 30, 2008.

The recent worldwide financial and credit crisis could lead to an extended worldwide economic recession and have a material adverse effect on our revenue and profitability.

The recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets could lead to an extended worldwide economic recession. A slowdown in economic activity caused by a recession could reduce worldwide demand for energy and result in lower oil and natural gas prices. Forecasted crude oil prices for the remainder of 2008 and for 2009 have dropped substantially in the last month. Demand for our services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. Demand for our services is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. Any prolonged reduction in oil and natural gas prices could depress the immediate levels of exploration, development, and production activity. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies could similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity result in a corresponding decline in the demand for our services, which could have a material adverse effect on our revenue and profitability. Additionally, these factors may adversely impact our statement of financial position if they are determined to cause an impairment of our goodwill or intangible assets or of our long-lived assets.

The global financial crisis may impact our business and financial condition in ways that we currently cannot predict.

The continued credit crisis and related instability in the global financial system has had, and may continue to have, an impact on our business and our financial condition. We may face significant challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions. The credit crisis could have an impact on the lenders participating in our credit facilities or on our customers, causing them to fail to meet their obligations to us.

The anticipated benefits of moving our principal executive offices to Switzerland may not be realized, and difficulties in connection with moving our principal executive offices could have an adverse effect on us.

We plan to relocate our principal executive offices from the Cayman Islands and Houston, Texas to Geneva, Switzerland. Initially we expect that 14 of our officers, including our Chief Executive Officer, will be located at our new principal executive offices, along with related support staff. We may face significant challenges in relocating our executive offices to a different country, including difficulties in retaining and attracting officers, key personnel and other employees and challenges in maintaining principal executive offices in a country different from the country where other employees, including corporate support staff, are located. Employees may be uncertain about their future roles within our organization pending or following the completion of the Redomestication. Management may also be required to devote substantial time to the Redomestication and related matters, which could otherwise be devoted to focusing on ongoing business operations and other initiatives and opportunities. In addition, we may not realize the benefits we anticipate from the Redomestication. Any such difficulties could have an adverse effect on our business, results of operations or financial condition.

If we complete the Transaction, the market for the shares of Transocean Ltd. may differ from the market for the shares of Transocean Inc., and Transocean Ltd.s shares may be removed as a component of the Standard & Poor's 500 Index and other indices or certain other funds.

Upon completion of the Transaction, we intend to list the Transocean Ltd. shares exclusively on the New York Stock Exchange under the symbol "RIG," the same trading symbol as the Transocean Inc. shares. The market price, trading volume or volatility of the Transocean Ltd. shares could be different than those of the Transocean Inc. shares.

Transocean Inc.'s ordinary shares are currently a component of the Standard & Poor's 500 Index and other indices. S&P has considered Transocean Inc. and a number of other "offshore registered companies" domestic companies for purposes of inclusion in the S&P 500. S&P may decide to remove Transocean Ltd.'s shares as a component of the S&P 500, and, while we are uncertain as to when S&P will make its determination, this determination may not be made until after the shareholders meeting to vote on the proposal to approve the Transaction. S&P has removed the shares of another offshore registered company that has recently redomesticated from the Cayman Islands to Switzerland. Similar issues could arise with respect to whether Transocean Ltd.'s shares will continue to be included as a component in other indices or funds that may impose a variety of qualifications that could be affected by the Redomestication. If Transocean Ltd.'s shares are removed as a component of the S&P 500 or other indices or no longer meet the qualifications of such funds, institutional investors attempting to track the performance of the S&P 500 or such other indices or the funds that impose those qualifications would likely sell their shares, which could adversely affect the price of the Transocean Ltd. shares. Any such adverse impact on the price of the Transocean Ltd. shares could be magnified by the current heightened volatility in the financial markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
July 2008	31,345	$145.43	—	$ 600
August 2008	938	$127.79	—	$ 600
September 2008	256	$127.40	—	$ 600
Total	32,539	$144.78	—	$ 600

_________________

(1)

Total number of shares purchased in the third quarter of 2008 consists of shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan.

(2)

In May 2006, our board of directors authorized an increase in the amount of ordinary shares which may be repurchased pursuant to our share repurchase program to $4.0 billion from $2.0 billion, which was previously authorized and announced in October 2005. The shares may be repurchased from time to time in open market or private transactions. The repurchase program does not have an established expiration date and may be suspended or discontinued at any time. Under the program, repurchased shares are retired and returned to unissued status. From inception through September 30, 2008, we have repurchased a total of 46.9 million of our ordinary shares at a total cost of $3.4 billion.

Item 6. Exhibits

(a)	Exhibits

The following exhibits are filed in connection with this Report:

Number		Description
*	2.1

Agreement and Plan of Merger, dated as of October 9, 2008, among Transocean Inc., Transocean Ltd. and Transocean Cayman Ltd. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 10, 2008)

*	2.2

Amendment No. 1 to Agreement and Plan of Merger, dated as of October 31, 2008, among Transocean Inc., Transocean Ltd. and Transocean Cayman Ltd. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on November 3, 2008)

*	10.1

Form of Indemnification Agreement to be entered into between Transocean Ltd. and each of its Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 10, 2008)

*	10.2	Base Salaries for Certain Named Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 15, 2008)
†	31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†	31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†	32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
†	32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We and certain of our consolidated subsidiaries are parties to other debt instruments under which the total amount of securities authorized does not exceed 10 percent of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601 (b) of Regulation S-K, we agree to furnish a copy of those instruments to the Commission on request.

_________________________

* Incorporated by reference as indicated.

† Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2008.

TRANSOCEAN INC.

By:	/s/ Gregory L. Cauthen
Gregory L. Cauthen Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ John H. Briscoe
John H. Briscoe Vice President and Controller (Principal Accounting Officer)